Form 10-Q
period 1995-06-30
SOUTHEASTERN BANKING CORP
filed 1995-08-15
CIK 353386

                    		  	SECURITIES AND EXCHANGE COMMISSION
                       			     WASHINGTON, D. C.  20549

		                              		    FORM 10-Q

		                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              		       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended................................................ 06-30-95
Commission File Number...............................................  2-83157


		                      	 SOUTHEASTERN BANKING CORPORATION
- ------------------------------------------------------------------------------
	              (Exact name of registrant as specified in charter)


	               	GEORGIA                                      58-1423423
- ---------------------------------------------        -------------------------
(State or other jurisdiction of incorporation            (I. R. S. Employer
	  or organization)                               Identification No.)

         	1010 NORTHWAY STREET
           	DARIEN, GEORGIA                                    31305
- ---------------------------------------------        -------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area
	                code                                     (912) 437-4141
		                                          				     ------------------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



		                       	YES   [X]       NO   [  ]


		                  APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                             SHARES OUTSTANDING
- -----                                             ------------------
Common Stock  $1.25 Par Value                     1,193,599 Shares at 7-31-95


       	      THIS DOCUMENT CONSISTS OF 11 PAGES.
	           THE EXHIBIT INDEX IS LOCATED AT PAGE 10.


               		    SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                    			       CONSOLIDATED BALANCE SHEETS

                    			   JUNE 30, 1995 AND DECEMBER 31, 1994

                                  					(UNAUDITED)

       	       ASSETS                                          6/30/95       12/31/94
							                                                    ----------------------------
Cash and due from banks                                    $  12,815,661  $  18,523,647

Federal funds sold                                             8,515,000      4,720,000
                                                 							   -----------------------------
       	     Cash and cash equivalents                        21,330,661     23,243,647

Investment securities:
       Held to maturity (market value of
       	   $24,441,000 at June 30, 1995 and
	          $24,414,000 at December 31, 1994)                  23,731,220     24,661,034
       Available for sale, at market value                    71,018,713     66,687,545
                                                 							   -----------------------------
       	     Total investment securities                      94,749,933     91,348,579

Loans, gross                                                 166,592,416    160,221,819
       Unearned income                                        (3,952,425)    (3,950,090)
       Allowance for loan losses                              (3,803,782)    (3,257,000)
                                                  							  -----------------------------
       	     Loans, net                                      158,836,209    153,014,729

Premises and equipment, net                                    7,172,142      7,311,116
Intangible assets                                              3,193,305      3,328,426
Other assets                                                   5,415,200      5,567,656
                                                 							   -----------------------------
       	     Total assets                                  $ 290,697,450  $ 283,814,153
							                                                    =============================
       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing deposits                         $  47,034,027  $  48,216,342
      Interest-bearing deposits                              205,936,175    202,813,553
                                                 							   -----------------------------
       	   Total deposits                                    252,970,202    251,029,895

U. S. Treasury demand note                                     2,641,239        635,347
Note payable                                                   3,275,000      3,500,000
Other liabilities                                              2,954,409      3,224,461
                                                 							   -----------------------------
       	   Total liabilities                                 261,840,850    258,389,703
							                                                    -----------------------------
Stockholders' equity:
      Common stock - $1.25 par value;  authorized
       	 10,000,000 shares; issued and outstanding             1,491,998      1,491,998
       	 1,193,599 shares
      Additional paid-in-capital                               4,375,721      4,375,721
      Retained earnings                                       23,087,753     21,430,096
							                                                    -----------------------------
       	   Realized stockholders' equity                      28,955,472     27,297,815
      Unrealized losses on investment securities, net            (98,872)    (1,873,365)
							                                                    -----------------------------
       	   Total stockholders' equity                         28,856,600     25,424,450
							                                                    -----------------------------
       	     Total liabilities and stockholders' equity    $ 290,697,450  $ 283,814,153
							                                                    =============================
See notes to consolidated financial statements.

					                                        1


                      			  SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                             				  CONSOLIDATED STATEMENTS OF INCOME

                     			    FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                   					     (UNAUDITED)

                                               		  					 QUARTER ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                 							     1995        1994          1995        1994
                                                 							------------------------   ------------------------
Interest Income:
      Loans, including fees                             $ 4,544,591  $ 3,355,093   $ 8,971,178  $ 6,458,675
      Federal funds sold                                    145,216       41,370       310,237       99,269
      Investment securities:
       	  Taxable                                         1,110,829      925,510     2,099,973    1,913,543
       	  Tax-exempt                                        347,912      379,226       702,908      773,307
							                                                 ------------------------   ------------------------
              		  Total interest income                   6,148,548    4,701,199    12,084,296    9,244,794
                                                 							------------------------   ------------------------
Interest expense:
      Deposits                                            2,466,633    1,697,464     4,686,908    3,357,063
      U. S. Treasury demand note                             13,262       10,622        30,360       20,995
      Note payable to bank                                   67,700                    136,193
                                                 							------------------------   ------------------------
              		  Total interest expense                  2,547,595    1,708,086     4,853,461    3,378,058
                                                 							------------------------   ------------------------
              		  Net interest income                     3,600,953    2,993,113     7,230,835    5,866,736

Provision for loan losses                                   300,000      300,000       600,000      600,000

              		  Net interest income after             ------------------------   ------------------------
              		  provision for loan losses               3,300,953    2,693,113     6,630,835    5,266,736
                                                 							------------------------   ------------------------

Other income:
     Service charges on deposit accounts                    660,668      556,879     1,297,479    1,059,016
     Investment securities gains (losses), net               11,448       27,423      (38,984)       43,118
     Other operating income                                 179,147      176,710       457,464      410,607
                                                 							------------------------   ------------------------
              		  Total other income                        851,263      761,012     1,715,959    1,512,741
                                                 							------------------------   ------------------------
Other expense:
     Salaries and employee benefits                       1,406,852    1,199,831     2,967,399    2,394,484
     Net occupancy and equipment                            434,933      345,441       870,324      697,107
     Other operating expense                                803,641      731,730     1,597,263    1,440,271
                                                 							------------------------   ------------------------
              		  Total other expense                     2,645,426    2,277,002     5,434,986    4,531,862
                                                 							------------------------   ------------------------
              		  Income before income taxes              1,506,790    1,177,123     2,911,808    2,247,615

Income tax expense                                          465,916      293,560       848,327      535,264
                                                 							------------------------   ------------------------
              		  Net income                            $ 1,040,874    $ 883,563   $ 2,063,481  $ 1,712,351
                                                 							========================   ========================
Net income per share based on
    1,193,599 shares outstanding                              $0.87       $0.74         $1.73       $1.43
                                                 							========================   ========================
Dividends per share                                           $0.17       $0.16         $0.34       $0.32
                                                 							========================   ========================

See notes to consolidated financial statements.

                                   					      2

 	                  		 SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

	                    		       CONSOLIDATED STATEMENTS OF CASH FLOW

                    			 FOR THE SIX MONTHS ENDED June 30, 1995 AND 1994

                                					    (UNAUDITED)
                                                              									        Six Months Ended June 30
                                                                   										      1995         1994
                                                              									       ---------------------------
Cash flows from operating activities:
    Net income                                                                $  2,063,481   $ 1,712,351
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       	Provision for loan losses                                                  600,000       600,000
       	Depreciation                                                               443,527       443,122
	       Amortization and accretion, net                                            131,979       139,320
       	Deferred income tax benefit                                               (413,088)     (249,743)
       	Investment securities losses (gains), net                                   38,984       (43,118)
       	Net gains on sales of other real estate owned                              (60,380)     (152,792)
       	Changes in assets and liabilities:
       	     (Increase) decrease in other assets                                  (436,311)      280,445
       	     Decrease in other liabilities                                         (79,076)     (491,538)
							                                                              		       ---------------------------
                     			  Net cash provided by operating activities              2,289,116     2,238,047
                                                               									      ---------------------------
Cash flows from investing activities:
       Proceeds from maturities of investment securities:
       	     Held to maturity                                                      923,000     2,336,550
	            Available for sale                                                 13,737,275    12,568,615
       Proceeds from sales of investment securities:
       	     Available for sale                                                  5,938,906     3,000,469
       Proceeds from sales of other real estate owned                               88,915       382,000
       Purchases of investment securities:
	            Held to maturity                                                                 (2,192,459)
       	     Available for sale                                                (21,347,750)  (13,667,663)
       Net increase in loans                                                    (6,414,685)  (14,607,255)
       Additions to premises and equipment, net                                   (252,162)     (624,115)
							                                                            		         ---------------------------
                     			  Net cash used in investing activities                 (7,326,501)  (12,803,858)
                                                              									       ---------------------------
Cash flows from financing activities:
       Net (decrease) increase in demand, NOW, and
       	   savings deposits                                                     (8,381,412)    8,436,616
       Net increase (decrease) in certificates of deposit                       10,321,719    (1,286,452)
       Net increase (decrease) in U. S. Treasury demand note                     2,005,892      (723,508)
       Payments on note payable                                                   (225,000)
       Cash dividends paid                                                        (596,800)     (560,992)
							                                                            		         ---------------------------
                     			  Net cash provided by financing activities              3,124,399     5,865,664
                                                               									      ---------------------------
                     			  Net decrease in cash and cash equivalents             (1,912,986)   (4,700,147)

Cash and cash equivalents at beginning of year                                  23,243,647    16,786,362
									                                                                     ---------------------------
Cash and cash equivalents at June 30                                          $ 21,330,661   $12,086,215
                   									                                                  ===========================

See notes to consolidated financial statements.

                                   					     3

                 	  SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES
                      			MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                		    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


	   Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and central Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At June 30, 1995, Southeastern Bank had total assets of approximately $250,000,000. Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Alachua and its branch offices in Gainesville and Jonesville. At June 30, 1995, Southeastern Bank of Florida had total assets of approximately $39,912,000.
Both banks provide traditional deposit and credit services to individual and corporate customers.

	   The primary objective of Southeastern Banking Corporation is to provide quality banking service to the people in its trade areas while maintaining an adequate return on investment for its stockholders and a capital base in excess of regulatory requirements.

   	On October 14, 1994, the Company acquired 100% of the outstanding common stock of United Citizens Bank of Alachua County, Alachua, Florida under the name Southeastern Bank of Florida (SEBF). The aggregate consideration paid for SEBF was approximately $5,139,000.00. The results of operations of SEBF have been included in the consolidated financial statements from the date of acquisition forward.

   	On June 15, 1995, the Company and SEBF signed a letter of intent to acquire the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County. Geographically, Nassau County borders Camden and Charlton Counties in South Georgia where the Company has existing offices. The transaction is subject to the execution of a definitive agreement and the subsequent receipt of all regulatory approvals. At June 30, 1995, these Compass Bank offices had approximately $25,000,000 in total assets.

   	Total assets increased $6,883,297 or 2.43% during the first six months of 1995, after increasing $5,713,049 or 2.44% during the same period in 1994. Earning assets represented approximately 90% of total assets at June 30, 1995.

   	Investment securities, exclusive of unrealized gains and losses, increased $712,728 or .76% during the first six months of 1995. The available-for-sale portfolio, consisting primarily of U. S. Treasury and Agency securities, increased $1,642,542, a reflection of the net purchases of these holdings since December 31, 1994. The held-to-maturity portfolio, consisting primarily of municipal bonds, declined $929,814. During the first half of 1994, investment securities declined $2,068,409 or 2.23%; funds from the net principal paydowns, maturities, calls, and sales of these securities were used to meet increased loan demand.

   	Generally accepted accounting principles require that securities classified as available for sale be carried at market value. The higher interest rates in 1994 meant that the market value of our investment securities classified as available for sale would decline in value, resulting in an overall net unrealized loss at December 31, 1994. Due to the stabilization of interest rates during the first half of 1995, the market value of our investment securities has increased in value, resulting in a $2,688,626 reduction in the net unrealized loss on these securities at June 30, 1995 compared to December 31, 1994.

   	Though loan demand has softened from 1994 levels, loans, net of unearned income, grew $6,368,262 or 4.08% during the six months ended June 30, 1995 after remaining virtually unchanged during the first quarter. Nonaccrual loans represented 1.22% of net loans at June 30, 1995 compared to 1.42% at December 31, 1994. At June 30, 1995, the net loans to deposits ratio was 64.29% compared to 62.25% at year-end 1994. During the first half of 1994, net loans

                            				       4
grew $14,435,974 or 12.62%; commercial loans accounted for approximately 55% of this growth while installment loans accounted for the remaining 45%.

   	The allowance for loan losses increased $546,782 or 16.79% during the first half of 1995. The allowance to net loans ratio was 2.34% at June 30, 1995 compared to 2.24% and 1.86% at June 30, 1994 and 1993. Net charge-offs were $53,218, down $137,514 from June 30, 1994.

   	Net additions to premises and equipment were insignificant during the first six months of 1995. During the prior year, premises and equipment, net of depreciation, increased $624,115 due primarily to the purchase of proof equipment for the centralized proof center now operating at SEB's main office in Darien.

   	Other assets declined $152,456 or 2.74% since year-end 1994. The substantial decline in deferred taxes on the unrealized gains and losses on available-for-sale securities was largely offset by an increase in the deferred income tax benefit on the allowance for loan losses and an increase in the accrued interest receivable on loans. Other assets, net of deferred taxes on the unrealized gains and losses on available for sale securities, declined $207,373 during the six months ended June 30, 1994. This net decline in other assets resulted primarily from the sale of other real estate owned.


                             				   LIQUIDITY

	   The purpose of liquidity management is to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional short and long-term liquidity is provided by payments and maturities of the loan and investment securities portfolios. At June 30, 1995, securities maturing within one year totaled approximately $18,806,000; securities maturing within one and five years totaled approximately $57,608,000. The Company's classification of investment securities for market purposes also enables the Company to meet liquidity and other needs prior to asset maturity when necessary.

   	Growth in deposits is an additional source of liquidity. During the six months ended June 30, 1995, deposits increased $1,940,307 or .77%. Interest-bearing deposits grew $3,122,622, partially offsetting a $1,182,315 decline in noninterest-bearing deposits. At quarter-end, approximately 86% and 14% of total deposits were attributable to SEB and SEBF, respectively. During the same period in 1994, total deposits grew $7,150,164 or 3.51%. In addition to the liquidity sources mentioned above, the Company has also made arrangements with correspondent banks to handle any unusual short-term liquidity needs.

   	The U. S. Treasury demand note increased $2,005,892 at June 30, 1995 compared to December 31, 1994, after declining $723,508 or 27.43% during the same period in 1994. The balance of this note fluctuates based on the amount of payroll and income taxes deposited by commercial customers and the cash needs of the U. S. Treasury.

   	The Company has prepaid $225,000 of the annual principal installment on its note payable to bank. Principal payments of $425,000 are due annually.


         		      [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

                           				       5

                  			     INTEREST RATE SENSITIVITY

   	The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on net interest margin while maintaining net interest income at acceptable levels. The Company attempts to accomplish this objective by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any time constitute interest rate sensitivity. An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap.

   	The Company's interest rate sensitivity position at June 30, 1995 is set forth in the table below:


INTEREST RATE
SENSITIVITY
(Amounts in Thousands )
                                           									      REPRICING WITHIN
						                                                ------------------------------------------------------------
                                                                     												                 More
                                                 							 0-90     91-180   181-365   One -Five  Than Five
                                                 							 Days      Days      Days      Years      Years      Total
						                                                -------------------------------------------------------------
Interest Rate Sensitive Assets:
Federal Funds Sold                                      $8,515                                             $  8,515
  Securities*                                            2,015     5,321    12,466     56,612     18,486     94,900
  Loans                                                 75,656    11,119    17,090     47,820     14,907    166,592
                                           						      -------------------------------------------------------------
    Total Interest Rate Sensitive Assets               $86,186   $16,440   $29,556   $104,432   $33,393    $270,007

Interest Rate Sensitive Liabilities:
  Deposits                                             $77,840   $20,213   $33,632    $46,788      $183    $178,656
  U. S. Treasury Demand Note                             2,641                                                2,641
  Note Payable                                           3,275                                                3,275
                                           						      -------------------------------------------------------------
    Total Interest Rate Sensitive
    Liabilities                                        $83,756   $20,213   $33,632    $46,788      $183    $184,572
                                           						      -------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                           $2,430  $(3,773)  $(4,076)    $57,644   $33,210     $85,435
                                           						      =============================================================
CUMULATIVE INTEREST RATE SENSITIVITY GAP                $2,430  $(1,343)  $(5,419)    $52,225   $85,435
                                           						      =============================================================
CUMULATIVE GAP AS A % OF
TOTAL ASSETS--JUNE 30, 1995                               .81%     -.45%    -1.82%     17.49%    28.62%
                                           						      =============================================================
CUMULATIVE GAP AS A % OF
TOTAL ASSETS--JUNE 30, 1994                             -5.10%    -7.04%    -4.90%     18.85%    32.41%
                                           						      =============================================================

* Distribution of maturities for available for sale securities is based on amortized cost.  Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms.


   	At June 30, 1995, the gap analysis indicates a negative cumulative gap position through the one year time interval of $(5,419,000). A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 75% of rate sensitive liabilities repricing within one year and 45% within 90 days. The Company's rate sensitive assets will reprice more slowly than its rate sensitive liabilities, with 49% repricing within one year and 32% within 90 days. As a percent of total assets, the Company's cumulative gap for the one year time interval has

                           				       6
narrowed to (1.82%) from (4.90%) a year ago. The improvement in our gap position results primarily from variable rate loans that have been made since June 30, 1994.

   	The interest rate sensitivity table presumes that all loans and securities* will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. In addition, the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and customer needs. The Company monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market conditions.


                          				CAPITAL RESOURCES

   	Realized stockholders' equity increased 6.07% or $1,657,657 during the first six months of 1995, an increase in book value from $22.87 to $24.26 per share. Our investment securities classified as available for sale appreciated in value at June 30, 1995 compared to December 31, 1994, resulting in a $1,774,493 increase in unrealized stockholders' equity; this appreciation resulted from a decline in market interest rates at June 30, 1995. Consistent with our objective, the Company maintains capital ratios well above regulatory requirements. Our capital ratios for the most recent periods are presented in the table below.

   	Capital adequacy is measured with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. Regulatory guidelines define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiaries are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. Additionally, the Company is subject to a Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. In December 1994, the regulatory agencies issued a final rule prohibiting banks and bank holding companies from including unrecognized gains and losses on investment securities in calculating risk-based capital.

   	The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital of 10%, and Tier 1 leverage ratio of 5%. At June 30, 1995, the Company's Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios were 15.52%, 16.78%, and 9.00%. The Company's ratios declined at June 30, 1995 and December 31, 1994 compared to June 30, 1994 and December 31, 1993 due to the increase in assets that resulted from our cash purchase of SEBF.



SOUTHEASTERN BANKING CORPORATION              6/30/95     6/30/94    12/31/94   12/31/93
Tier 1 Capital Ratio                           15.52%      19.02%      15.07%     19.46%
Total Risk-Based Capital Ratio                 16.78%      20.28%      16.33%     20.71%
Tier 1 Leverage Ratio                           9.00%      10.29%       8.79%     10.15%
Realized Shareholders' Equity
 to Assets                                      9.96%      10.77%       9.56%     10.53%


                      			     RESULTS OF OPERATIONS

NET INTEREST INCOME

   	Interest income increased $1,447,349 or 30.79% during the second quarter of 1995 compared to the second quarter of 1994, after increasing

                             				       7

$1,392,153 or 30.64% during the first quarter of 1995 compared to the first quarter of 1994. The loan portfolio was the primary factor in the interest income improvement for the first two quarters of 1995. After giving effect to the increase in interest and fees on loans attributable to SEBF, whose operating results have been included in the consolidated financial statements from the date of acquisition forward, interest and fees on loans increased $1,424,416 or 22.05% during the first half of 1995. This improvement in interest and fees on loans was marked by increases in average balances and rates at SEB: Average balances at June 30, 1995 were 12.75% higher than June 30, 1994, a result of the growth in loans during the first half of 1995 as well as strong loan demand during the last three quarters of 1994. For the six month period, the yield on loans was 11.81%, up 89 basis points from 1994. For the first six months of 1994, interest and fees on loans increased $456,477, a 7.61% increase from the first half of 1993. Though higher average balances resulted in an increase in interest and fees on loans, the yield on loans had declined 34 basis points to 10.92% at June 30, 1994 compared to 1993 due to an increase in simple interest installment loans.

	   For the first six months of 1995, interest income on investment securities increased $116,031 or 4.32% compared to 1994. The $276,025 increase in interest income attributable to SEBF only partially offset the decline in interest income that resulted from a 9.56% drop in average balances at SEB for the first six months of 1995 compared to 1994. Though net new purchases of investment securities were made during the first half of 1995, the average balance of the investment portfolio had declined substantially during the second, third, and fourth quarters of 1994 due to SEB's need to fund its loan demand. The yield on taxable investments was 5.80% at June 30, 1995 compared to 5.46% and 5.69% at June 30, 1994 and March 31, 1995. On a taxable-equivalent basis, the yield on tax-exempt investments was 9.29% at June 30, 1995 compared to 9.51% at June 30, 1994. Interest income on investment securities declined $215,932 or 14.20% during the second quarter of 1994 compared to 1993.

   	When compared to the results for the first two quarters of 1994, interest income on federal funds sold increased $210,968 during the first six months of 1995. Approximately 39% of the increase was attributable to SEBF; the remaining 61% increase was attributable to higher average balances and higher yields at SEB. At June 30, 1995, the yield on federal funds sold was 5.90%, up 246 basis points from June 30, 1994. Because of lower average balances, interest income on federal funds sold declined $5,409 during the first half of 1994 compared to 1993.

   	Interest expense on deposits increased $769,169 or 45.31% during the second quarter of 1995 compared to 1994, after declining $49,935 or 2.86% during 1994. For the six months ended June 30, 1995, interest expense increased $1,329,845 or 39.61%. Approximately $623,000 of the increase in interest expense on deposits for the six month period was due to SEBF; the remaining increase resulted from higher average deposit balances and higher rates on deposits at SEB. The average interest paid on deposits was 4.61%, up 77 basis points from June 30, 1994. The average interest paid on the term loan during the first half of 1995 was 7.91%.

   	In summary, net interest income increased $1,364,099 or 23.25% during the first half of 1995 compared to 1994. SEBF contributed $820,474 in net interest income for this most recent period. During the same period last year, net interest income increased $283,060 or 5.07%.

   	The provision for loan losses was $300,000 for each of the second quarters of 1995 and 1994. For the six months ended June 30, 1995, the provision totaled $600,000, unchanged from the provision at June 30, 1994.

	                            			       8

OTHER INCOME

   	After giving effect to the $178,030 increase in noninterest income attributable to SEBF, non-interest income grew $25,188 or 1.66% during the first six months of 1995 compared to the same period in 1994. The current period improvement resulted from increases in service charges on deposit accounts and commissions from the sale of credit life insurance; these increases offset declines in book gains on sales of other real estate owned and realized losses on sales of investment securities. Various investment securities were sold during the current period to enable the Company to maintain its liquidity position and to increase the overall rates of return of the investment portfolio. The 5.03% increase in other income during the first half of 1994 was largely attributable to book gains on sales of other real estate owned, gains associated with investment securities, and an increase in mortgage origination fees. The prior year increase was partially offset by a decline in service charges on deposit accounts.

OTHER EXPENSE

   	When compared to the results for the first six months of 1994, salaries and employee benefits were up $572,915 or 23.93% at June 30, 1995. Approximately 70% of the increase was attributable to SEBF; the remaining 30% was attributable to an increase in benefit accruals at SEB. For the quarter and six months ended June 30, 1994, the change in salaries and employee benefits was insignificant.

   	Net occupancy and equipment expense was up $173,217 or 24.85% during the six months ended June 30, 1995 compared to 1994. Virtually all of the increase in net occupancy and equipment expense was attributable to SEBF. During the prior year, net occupancy and equipment expense increased a mere
$51,843 or 6.92%.   Other operating expenses increased $156,992 or 10.90%
during the six months ended June 30, 1995 compared to 1994. The $286,088 increase attributable to SEBF was largely offset by declines in legal and accounting fees. During the same period in 1994, other operating expense was up $133,776 or 10.24% due mainly to legal and accounting fees associated with pending acquisitions and an increase in FDIC assessment fees.

   	Income tax expense for the second quarter totaled $465,916, up $172,356 or 58.71% over 1994. Income tax expense for the six months ended June 30, 1995 was up $313,063 or 58.49% over the same period in 1994 which was up 27.71% over 1993. Second quarter earnings totaled $1,040,874, up $157,311 or 17.80% over the same period in 1994. For the first six months of 1995, earnings totaled $2,063,481, up $351,130 or 20.51% over the same period in 1994 which was down
 .58% from 1993. SEBF contributed $57,414 in earnings during the first half of 1995; although these results are lower than expected, management anticipates that SEBF's profitability will improve during the second half of 1995. On a per share basis, earnings were $1.73, $1.43, and $1.44 for the six months ended June 30, 1995, 1994, and 1993. The 15.12% return on beginning equity for the most recent period compares favorably with the 13.92% return in 1994.

	                            			       9

	                     		  PART II -- OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS
		(NOT APPLICABLE)


ITEM 2.         CHANGES IN SECURITIES
		(NOT APPLICABLE)


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
		(NOT APPLICABLE)


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		(NOT APPLICABLE)


ITEM 5.         OTHER INFORMATION
		(NOT APPLICABLE)


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

	       (a)     Index to Exhibits:

	           			            Exhibit Table                                  Page
	              	------------------------------------------                ----
		              Exhibit 22      Subsidiaries of Registrant                 10

                Exhibit 27      Financial Data Schedule
                                   Submitted in electronic format only.

       	(b)     Reports on Form 8-K  -  NONE



EXHIBIT 22.

	       Subsidiaries of the Company:
              		Southeastern Bank, Darien, Georgia
              		Southeastern Bank of Florida, Alachua, Florida

	                            			       10

	                           			    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	                                   				    SOUTHEASTERN BANKING CORPORATION
                                   					    (Registrant)



	                                   				    By: /s/  S. Michael Little
                                   					    ---------------------------------
                                   					    S. Michael Little, Vice-President



	                                   				    By: /s/ Wanda D. Pitts
                                   					    ---------------------------------
	                                   				    Wanda D. Pitts, Secretary
Date:   August 14, 1995
	       ---------------

	                             			       11