Form 10-Q
period 1995-09-30
SOUTHEASTERN BANKING CORP
filed 1995-11-14
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended.................................................. 09-30-95
Commission File Number.................................................  2-83157

                        SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


                 GEORGIA                                     58-1423423
(State or other jurisdiction of incorporation           (I. R. S. Employer
         or organization)                               Identification No.)

         1010 NORTHWAY STREET
         DARIEN, GEORGIA                                        31305
--------------------------------------------------------------------------------
(Address of principal executive office)                      (Zip Code)


Registrant's telephone number, including area code         (912) 437-4141
                                                      --------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                    SHARES OUTSTANDING
-----                                                    ------------------
Common Stock  $1.25 Par Value                       1,193,599 Shares at 10-31-95

                      THIS DOCUMENT CONSISTS OF 11 PAGES.
                    THE EXHIBIT INDEX IS LOCATED AT PAGE 10.

               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                  (UNAUDITED)

               ASSETS                                     9/30/95       12/31/94
               ------                                     --------------------------
Cash and due from banks                                   $ 11,795,724  $ 18,523,647

Federal funds sold                                           3,390,000     4,720,000
                                                          --------------------------
             Cash and cash equivalents                      15,185,724    23,243,647

Investment securities:
       Held to maturity (market value of
           $24,461,000 at September 30, 1995 and
           $24,414,000 at December 31, 1994)                23,382,148    24,661,034
       Available for sale, at market value                  69,831,173    66,687,545
                                                          --------------------------
             Total investment securities                    93,213,321    91,348,579

Loans, gross                                               168,835,646   160,221,819
       Unearned income                                      (3,929,680)   (3,950,090)
       Allowance for loan losses                            (3,431,050)   (3,257,000)
                                                          --------------------------
             Loans, net                                    161,474,916   153,014,729

Premises and equipment, net                                  7,142,620     7,311,116
Intangible assets                                            3,062,414     3,328,426
Other assets                                                 5,326,218     5,567,656
                                                          --------------------------
             Total assets                                 $285,405,213  $283,814,153
                                                          ==========================

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Liabilities:
      Noninterest-bearing deposits                        $ 46,030,687  $ 48,216,342
      Interest-bearing deposits                            200,352,004   202,813,553
                                                          --------------------------
           Total deposits                                  246,382,691   251,029,895

U. S. Treasury demand note                                   2,758,390       635,347
Note payable                                                 3,025,000     3,500,000
Other liabilities                                            3,611,864     3,224,461
                                                          --------------------------
           Total liabilities                               255,777,945   258,389,703
                                                          --------------------------

Stockholders' equity:
      Common stock - $1.25 par value; authorized
         10,000,000 shares; issued and outstanding           1,491,998     1,491,998
         1,193,599 shares
      Additional paid-in-capital                             4,375,721     4,375,721
      Retained earnings                                     23,992,156    21,430,096
                                                          --------------------------
           Realized stockholders' equity                    29,859,875    27,297,815
      Unrealized losses on investment securities, net         (232,607)   (1,873,365)
                                                          --------------------------
           Total stockholders' equity                       29,627,268    25,424,450
                                                          --------------------------
             Total liabilities and stockholders' equity   $285,405,213  $283,814,153
                                                          ==========================

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (UNAUDITED)

                                                   Quarter Ended September 30       Nine Months Ended September 30
                                                     1995             1994              1995              1994
                                                  ----------------------------      ------------------------------
Interest Income:
      Loans, including fees                       $ 4,691,130      $ 3,590,817      $ 13,662,308      $ 10,049,492
      Federal funds sold                              105,349           35,623           415,586           134,892
      Investment securities:
          Taxable                                   1,075,422          874,138         3,175,395         2,787,681
          Tax-exempt                                  337,341          371,769         1,040,249         1,145,076
                                                  ----------------------------      ------------------------------
                  Total interest income             6,209,242        4,872,347        18,293,538        14,117,141
                                                  ----------------------------      ------------------------------

Interest expense:
      Deposits                                      2,474,499        1,714,939         7,161,407         5,072,002
      U. S. Treasury demand note                       28,923            8,223            59,283            29,218
      Note payable to bank                             61,820                            198,013
                                                  ----------------------------      ------------------------------
                  Total interest expense            2,565,242        1,723,162         7,418,703         5,101,220
                                                  ----------------------------      ------------------------------

                  Net interest income               3,644,000        3,149,185        10,874,835         9,015,921

Provision for loan losses                             300,000          300,000           900,000           900,000
                                                  ----------------------------      ------------------------------
                  Net interest income after
                  provision for loan losses         3,344,000        2,849,185         9,974,835         8,115,921
                                                  ----------------------------      ------------------------------

Other income:
     Service charges on deposit accounts              677,615          553,492         1,975,094         1,612,508
     Investment securities gains (losses), net         (1,630)          (5,402)          (40,614)           37,716
     Other operating income                           139,511           76,264           596,975           486,871
                                                  ----------------------------      ------------------------------
                  Total other income                  815,496          624,354         2,531,455         2,137,095
                                                  ----------------------------      ------------------------------

Other expense:
     Salaries and employee benefits                 1,496,777        1,230,038         4,464,176         3,624,522
     Net occupancy and equipment                      450,141          346,355         1,320,465         1,043,462
     Other operating expense                          626,710          672,341         2,223,973         2,112,612
                                                  ----------------------------      ------------------------------
                  Total other expense               2,573,628        2,248,734         8,008,614         6,780,596
                                                  ----------------------------      ------------------------------

                  Income before income taxes        1,585,868        1,224,805         4,497,676         3,472,420

Income tax expense                                    478,554          302,339         1,326,881           837,603
                                                  ----------------------------      ------------------------------
                  Net income                      $ 1,107,314      $   922,466      $  3,170,795      $  2,634,817
                                                  ============================      ==============================

Net income per share based on
    1,193,599 shares outstanding                        $0.93            $0.77             $2.66             $2.21
                                                  ============================      ==============================

Dividends per share                                     $0.17            $0.16             $0.51             $0.48
                                                  ============================      ==============================

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (UNAUDITED)

                                                                      Nine Months Ended September 30
                                                                          1995               1994
                                                                     -------------------------------
Cash flows from operating activities:
    Net income                                                        $ 3,170,795        $ 2,634,817
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                         900,000            900,000
        Depreciation                                                      632,783            628,760
        Amortization and accretion, net                                   182,010            195,739
        Deferred income tax benefit                                      (170,411)          (249,743)
        Investment securities losses (gains), net                          40,614            (37,716)
        Net gains on sales of other real estate owned                     (44,865)          (129,652)
        Changes in assets and liabilities:
            (Increase) decrease in other assets                          (161,148)            38,399
            Increase (decrease) in other liabilities                      578,379           (166,904)
                                                                     -------------------------------
                          Net cash provided by operating activities     5,128,157          3,813,700
                                                                     -------------------------------

Cash flows from investing activities:
       Proceeds from maturities of investment securities:
            Held to maturity                                            1,619,300          2,922,000
            Available for sale                                         17,241,634         15,248,409
       Proceeds from sales of investment securities:
            Available for sale                                          7,930,625          4,991,719
       Proceeds from sales of other real estate owned                     195,802            397,000
       Purchases of investment securities:
            Held to maturity                                             (352,792)        (2,192,459)
            Available for sale                                        (25,837,828)       (14,667,038)
       Net increase in loans                                           (9,769,053)       (18,944,602)
       Additions to premises and equipment, net                          (414,895)          (690,894)
                                                                     -------------------------------
                          Net cash used in investing activities        (9,387,207)       (12,935,865)
                                                                     -------------------------------

Cash flows from financing activities:
      Net (decrease) increase in demand, NOW, and
          savings deposits                                            (16,945,017)         6,707,360
      Net increase in certificates of deposit                          12,297,813            776,918
      Net increase (decrease) in U. S. Treasury demand note             2,123,043         (1,642,584)
      Payments on note payable                                           (475,000)
      Cash dividends paid                                                (799,712)          (751,968)
                                                                     -------------------------------
                          Net cash provided by financing activities    (3,798,873)         5,089,726
                                                                     -------------------------------

                          Net decrease in cash and cash equivalents    (8,057,923)        (4,032,439)

Cash and cash equivalents at beginning of year                         23,243,647         16,786,362
                                                                     -------------------------------

Cash and cash equivalents at September 30                             $15,185,724        $12,753,923
                                                                     ===============================

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and central Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At September 30, 1995, Southeastern Bank had total assets of approximately $245,052,000. Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Alachua and its branch offices in Gainesville and Jonesville. At September 30, 1995, Southeastern Bank of Florida had total assets of approximately $39,918,000. Both banks provide traditional deposit and credit services to individual and corporate customers.

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

         On September 15, 1995, the Company and SEBF signed a definitive agreement to acquire the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County. Geographically, Nassau County borders Camden and Charlton Counties in South Georgia where the Company has existing offices. The transaction is subject to the subsequent receipt of all necessary regulatory approvals. At September 30, 1995, these Compass Bank offices had approximately $25,000,000 in total assets.

         Total assets increased $1,591,060 or .56% at September 30, 1995 compared to December 31, 1994, after increasing $5,947,452 or 2.54% during the same period in 1994. Deposit growth was the primary factor in the asset growth at September 30, 1994. At September 30, 1995 and 1994, earning assets represented approximately 90% of total assets.

         Investment securities, exclusive of unrealized gains and losses, declined .66% during the first nine months of 1995. Holdings in the available-for-sale portfolio increased $657,631, partially offsetting the $1,278,886 decline in the held-to-maturity portfolio. During the same period in 1994, investment securities declined $6,350,695 or 6.83%. Funds from the net principal paydowns, maturities, calls, and sales of these securities were used to meet increased loan demand.

         Generally accepted accounting principles require that securities classified as available for sale be carried at market value. The higher interest rates in 1994 meant that the market value of our investment securities classified as available for sale would decline, resulting in an overall net unrealized loss at December 31, 1994. Due to the stabilization of interest rates during the first nine months of 1995, the market value of our investment securities has increased, resulting in a $2,485,997 reduction in the net unrealized loss on these securities at September 30, 1995 compared to December 31, 1994.

         Loans, net of unearned income, grew $8,634,237 or 5.53% during the first nine months of 1995. Approximately $2,266,000 of this growth occurred since June 30, 1995. Nonaccrual loans represented .77% of net loans at September 30, 1995 versus 1.42% at year-end 1994. The net loans to deposits ratio was 66.93% at September 30, 1995 compared to 64.29% at June 30, 1995 and 62.25% at December 31, 1994. During the first nine months of 1994, net loans grew $18,373,084 or 16.06%. Though loan demand has softened from 1994 levels, management anticipates continued loan growth during the remainder of 1995.

         The allowance for loan losses was 2.08% of net loans at September 30, 1995 compared to 2.11% of net loans a year ago. Net charge-offs were $725,940, up $154,940 from the net charge-offs at September 30, 1994.

         Gross premises and equipment increased $414,895 during the first three quarters of 1995 due primarily to the preparatory work and equipment costs involved with the installation of automatic teller machines at the Alachua and Gainesville offices of SEBF and the Prime Retail outlet mall in Darien; renovation of the Kingsland office; renovation of the drive-in at Eulonia; and partial payment on a new computer software system. All of these improvements will enable us to better serve our customers. During the same period in 1994, gross premises and equipment increased $690,894 due mainly to the purchase of proof equipment for the centralized proof center now operating at SEB's main office in Darien.

         Other assets declined $241,438 or 4.34% since year-end 1994. The substantial decline in deferred taxes on the unrealized gains and losses on available-for-sale securities was largely offset by increases in foreclosed real estate, accrued interest receivable on loans, and deferred income tax benefits related to the allowance for loan losses.

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

         Deposits declined $4,647,204 or 1.85% at September 30, 1995 compared to year-end 1994. The loss of several political subdivision accounts accounted for most of this decline. At quarter-end, interest bearing deposits represented 81.32% of total deposits compared to 80.79% at year-end 1994. Approximately $212,458,000 and $33,925,000 of total deposits were attributable to SEB and SEBF, respectively. During the first nine months of 1994, deposits grew $7,484,278 or 3.68%. In addition to deposits and the other liquidity sources mentioned above, the Company has also made arrangements with correspondent banks to handle any unusual short-term liquidity needs.

         The U. S. Treasury demand note increased $2,123,043 at September 30, 1995 compared to December 31, 1994, after declining $1,642,584 during the same period in 1994. The balance of this note fluctuates based on the amount of payroll and income taxes deposited by commercial customers and the cash needs of the U. S. Treasury.

         During the first nine months of 1995, the Company paid $475,000 on its note payable to bank. Principal payments of $425,000 are due annually.


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

         The Company's interest rate sensitivity position at September 30, 1995 is set forth in the table below:

INTEREST RATE SENSITIVITY
(Amounts in Thousands)                                               REPRICING WITHIN
                                        ---------------------------------------------------------------------------
                                                                                              More
                                             0-90       91-180      181-365    One-Five    Than Five
                                             Days        Days        Days        Years       Years         Total
                                        ---------------------------------------------------------------------------
Interest Rate Sensitive Assets:
  Federal Funds Sold                         $3,390                                                         $3,390
  Securities*                                 4,923       7,602       7,535      55,685       17,821        93,566
  Loans                                      80,083       9,879      16,950      47,089       14,835       168,836
                                       ----------------------------------------------------------------------------
     Total Interest Rate Sensitive
         Assets                             $88,396     $17,481     $24,485    $102,774      $32,656      $265,792

Interest Rate Sensitive Liabilities:
  Deposits                                  $72,285     $25,169     $29,743     $45,849         $256      $173,302
  U. S. Treasury Demand Note                  2,758                                                          2,758
  Note Payable                                3,025                                                          3,025
                                       ----------------------------------------------------------------------------
     Total Interest Rate Sensitive
         Liabilities                        $78,068     $25,169     $29,743     $45,849         $256      $179,085
                                       ----------------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP               $10,328     $(7,688)    $(5,258)    $56,925      $32,400       $86,707
                                       ============================================================================
CUMULATIVE INTEREST RATE
  SENSITIVITY GAP                           $10,328      $2,640     $(2,618)    $54,307      $86,707
                                       ============================================================================

CUMULATIVE GAP AS A % OF TOTAL
   ASSETS--SEPTEMBER 30, 1995                 3.52%        .90%       -.89%      18.53%       29.59%
                                       ============================================================================

CUMULATIVE GAP AS A % OF TOTAL
   ASSETS--SEPTEMBER 30, 1994                -1.60%      -3.16%      -2.23%      19.77%       33.25%
                                       ============================================================================

* Distribution of maturities for available for sale securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms.

         At September 30, 1995, the gap analysis indicates a negative cumulative gap position through the one year time interval of $(2,618,000). A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 74% of rate sensitive liabilities and 49% of rate sensitive assets repricing within one year. As a percent of total assets, the Company's cumulative gap for the one year time interval has narrowed to (.89%) from (2.23%) a year ago.

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

                                CAPITAL RESOURCES

         Realized stockholders' equity increased 9.39% during the first nine months of 1995, an increase in book value from $22.87 to $25.02 per share. Our investment securities classified as available for sale appreciated in value at September 30, 1995 compared to December 31, 1994, resulting in a $1,640,758 increase in unrealized stockholders' equity; this appreciation resulted from a decline in market interest rates since year-end 1994. Consistent with our objectives, the Company maintains capital ratios well above regulatory requirements. Our capital ratios for the most recent periods are presented in the table below.

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

         The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital of 10%, and Tier 1 leverage ratio of 5%. At September 30, 1995, the Company's Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios were 16.08%, 17.34%, and 9.42%. The Company's ratios declined at September 30, 1995 and December 31, 1994 compared to September 30, 1994 and December 31, 1993 due to the increase in assets that resulted from our cash purchase of SEBF.

       --------------------------------------- --------------- ---------------- --------------- ----------------

       SOUTHEASTERN BANKING CORPORATION           9/30/95          9/30/94         12/31/94        12/31/93
       --------------------------------------- --------------- ---------------- --------------- ----------------
         Tier 1 Capital Ratio                      16.08%          19.06%           15.07%          19.46%
       --------------------------------------- --------------- ---------------- --------------- ----------------
         Total Risk-Based Capital Ratio            17.34%          20.32%           16.33%          20.71%
       --------------------------------------- --------------- ---------------- --------------- ----------------
         Tier 1 Leverage Ratio                     9.42%           10.75%           8.79%           10.15%
       --------------------------------------- --------------- ---------------- --------------- ----------------
         Realized Shareholders' Equity
             to Assets                             10.46%          11.06%           9.56%           10.53%
       --------------------------------------- --------------- ---------------- --------------- ----------------

                              RESULTS OF OPERATIONS

NET INTEREST INCOME

         Interest income increased $1,336,895 or 27.44% during the third quarter of 1995 compared to the third quarter of 1994. For the nine month period, interest income increased $4,176,397 or 29.58%. The loan portfolio remained the primary factor in the interest income improvement. For the first nine months of 1995, interest and fees on loans were up $3,612,816 or 35.95%. SEBF, whose operating results have been included in the consolidated financial statements from the date of acquisition forward, added $1,672,350 in interest and fees on loans during the first three quarters of 1995. The remaining increase in interest and fees on loans results from higher average balances and yields at
SEB: The yield on loans was 11.87% at September 30, 1995, up 82 basis points from September 30, 1994. For the first nine months of 1994, interest and fees on loans were up $941,027 or 10.33% from 1993; a 12.09% increase in average balances was the primary factor in the prior year results.

         When compared to the results for the first nine months of 1994, interest income on investment securities increased $282,887 or 7.19% during the first three quarters of 1995. SEBF accounted for all of the increase, because SEB's interest earnings on investments declined $159,036 or 4.04%. The SEB decline was attributable to an 8.31% drop in average balances. The yield on taxable investments was 5.86% at September 30, 1995 compared to 5.80% at June 30, 1995 and 5.46% at September 30, 1994. The taxable-equivalent yield on tax-free investments was 9.25% at September 30, 1995 compared to 9.48% at September 30, 1994. Interest income on investment securities declined $171,164 or 12.08% during the third quarter of 1994 compared to 1993.

         After giving effect to the increase in interest income on federal funds sold attributable to SEBF, interest income on federal funds sold increased $175,681 during the first nine months of 1995. The current period increase was marked by higher average balances and rates at SEB. The yield on federal funds sold for the nine month period was 5.88%, up 218 basis points from 1994. Interest income on federal funds sold declined a mere $4,542 or 3.26% during the first nine months of 1994 compared to 1993.

         Interest expense on deposits increased $759,560 or 44.29% during the third quarter of 1995 compared to the third quarter of 1994. For the nine month period, interest expense on deposits increased $2,089,405 or 41.19%. Approximately 47% of the increase was attributable to SEBF; the remaining 53% increase was attributable to higher average deposit balances and higher rates on deposits at SEB. For the nine months of 1995, the average interest paid on deposits was 4.70%, up 85 basis points from 1994 levels. During the first nine months of 1995, the average interest paid on the term loan was 7.93%. The change in interest expense for the first nine months of 1994 was insignificant.

         The increase in interest income for the first nine months of 1995 exceeded the increase in interest expense, producing a $1,858,914 or 20.62% increase in net interest income. Approximately 66% and 34% of this increase was attributable to SEBF and SEB, respectively. Net interest income increased $597,370 or 7.10% during the same period in 1994.

         The provision for loan losses for the quarter and nine months ended September 30, 1995 was $300,000 and $900,000, unchanged from the provision at September 30, 1994.

OTHER INCOME

         After giving effect to the increase in noninterest income attributable to SEBF, noninterest income grew $110,552 or 5.17% during the first nine months of 1995 compared to the same period in 1994. The current period improvement resulted from increases in service charges on deposit accounts and commissions from the sale of credit life insurance; these increases offset declines in book gains on sales of other real estate owned and realized losses on sales of investment securities. Various investment securities were sold during these first nine months to enable the Company to maintain its liquidity position and to increase the overall rates of return of the investment portfolio. Other income declined $170,332 or 7.38% during the first three quarters of 1994. After giving effect to the 1993 increase in other income resulting from the favorable settlement of a lawsuit, the decline in other income at September 30, 1994 resulted primarily from declines in book gains on sales of other real estate owned.

OTHER EXPENSE

         Salaries and employee benefits were up $839,654 or 23.17% at September 30, 1995 compared to 1994. Approximately $580,000 or 69% of the nine month increase was attributable to SEBF; increased benefit accruals at SEB accounted for the remaining 31% increase. For the quarter and nine months ended September 30, 1994, the change in salaries and employee benefits was less than 1.5%.

         When compared to the results for the first nine months of 1994, net occupancy and equipment expense was up $277,003 or 26.55% at September 30, 1995. SEBF accounted for virtually all of the current increase in net occupancy and equipment expense. During the same period last year, net occupancy and equipment expense declined $27,793 or 2.59%. Other operating expense increased $111,361 or 5.27% during the nine months ended September 30, 1995 compared to September 30, 1994. The $412,580 increase attributable to SEBF was largely offset by declines in legal and accounting fees and the effective reduction in SEB's FDIC assessment fees due to the recapitalization refunds received on assessments paid during the second and third quarters of 1995. During the first nine months of 1994, other operating expense was up $152,356 or 7.77% due largely to legal and accounting fees associated with pending acquisitions.

         Income tax expense increased $176,215 or 58.28% during the third quarter of 1995 compared to 1994. Income tax expense for the first nine months of 1995 was up $489,278 or 58.41% over the same period in 1994 which was up 22.20% over 1993. Net income in the second quarter of 1995 totaled $1,107,314 or $0.93 per share, up 20.04% over the same period in 1994. For the nine months ended September 30, 1995, net income totaled $3,170,795 or $2.66 per share, up $535,978 or 20.34% over the same period in 1994 which was down $45,443 or 1.70% from 1993. The return on beginning equity for the nine month period was 15.49%, up from the 14.27% return at September 30, 1994.

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  (NOT APPLICABLE)

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  (NOT APPLICABLE)

ITEM 5.           OTHER INFORMATION
                  (NOT APPLICABLE)

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits:

                            EXHIBIT TABLE
                  ----------------------------------------
                  Exhibit 22    Subsidiaries of Registrant

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

Date:    NOVEMBER 13, 1995