Form 10-K
period 1995-12-31
SOUTHEASTERN BANKING CORP
filed 1996-04-01
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended..............................................12-31-95
Commission File Number................................................. 2-83157


                        SOUTHEASTERN BANKING CORPORATION

             (Exact name of registrant as specified in its charter)


          GEORGIA                                      58-1423423
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

      1010 NORTHWAY STREET
      P.O. BOX 455
      DARIEN, GEORGIA                                      31305

(Address of principal executive office)                  (Zip Code)


Registrant's telephone number, including area code     (912) 437-4141


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


     As of January 31, 1996, 1,193,599 shares of the $1.25 par value common stock of Southeastern Banking Corporation (the"Company") were issued and outstanding, and the aggregate market value of the shares of $1.25 par value common stock of the Company held by nonaffiliates was approximately $22,338,228 (based on a per share price of $31.00 which is an estimated price since the stock is not listed, not actively traded, and transactions are conducted on a private basis).

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                          Part Number and Item
Document Incorporated                                   Number of Form 10-K Into
   by Reference                                            Which Incorporated

The Company's Annual Report                                 Part IV - Item 14
on Form 10-K for the Year
Ended December 31, 1990

                                     PART I


ITEM 1.  BUSINESS.

         1. HISTORY AND ORGANIZATION. Southeastern Banking Corporation (the Company) is a two-bank holding company headquartered in Darien, Georgia. The Company's subsidiary banks, Southeastern Bank (SEB) and Southeastern Bank of Florida (SEBF), operate fifteen full-service banking offices in southeast Georgia and central Florida. The Company's corporate offices are located at 1010 Northway Street, Darien, Georgia.

         The Company was formed in 1980 to serve as the parent holding company of its then sole subsidiary bank, The Citizens Bank, Folkston, Georgia, which later changed its name to SEB. In 1983, the Company acquired The Darien Bank, Darien, Georgia. Since 1983, the Company has acquired three additional financial institutions in the southeast Georgia market. These acquisitions were consummated by merging the acquired bank with SEB; the acquired banks were subsequently converted to branches of SEB. In this manner, the Company acquired The Camden County State Bank, Woodbine, Georgia, in 1984; the Jeff Davis Bank, Hazlehurst, Georgia, in 1986; and the Nicholls State Bank, Nicholls, Georgia, in 1988. In 1990, SEB merged with and into The Darien Bank, with The Darien Bank being the surviving bank in the merger operating under its 1888 Charter. Immediately, The Darien Bank changed its name to "Southeastern Bank". SEB is a state banking association incorporated under the laws of the State of Georgia.

         In 1991, the Company acquired the Folkston, St. Marys, and Douglas, Georgia, offices of First Georgia Savings Bank, a savings bank in Brunswick, Georgia. Offices located in St. Marys and Douglas are now operating as branches of SEB, but the First Georgia office in Folkston was closed and merged into the existing Folkston branch. In 1993, the Company acquired the Folkston and St. Marys offices of Bank South, N.A., Atlanta, Georgia. Both of the acquired offices were closed and merged into existing offices of the Company. See Note 2 to the Consolidated Financial Statements.

         On October 14, 1994, the Company acquired 100% of the outstanding common stock of United Citizens Bank of Alachua County, Alachua, Florida under the name Southeastern Bank of Florida. The acquisition was consummated by means of the merger of Alachua Interim Corp., a wholly owned subsidiary of the Company, with and into SEBF under the Charter and Bylaws of SEBF. The aggregate consideration paid by the Company for SEBF pursuant to the transaction was approximately $5,139,000, payable in cash to the shareholders of Alachua. SEBF is a state banking association incorporated under the laws of the State of Florida. See Note 2 to the Consolidated Financial Statements.

         2. BUSINESS. The Company provides full banking services through its subsidiaries, SEB & SEBF. SEB operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At December 31, 1995, SEB had total assets of approximately $256,455,000. SEBF operates from its main office in Alachua and its branch offices in Gainesville and Jonesville. At December 31, 1995, SEBF had total assets of approximately $40,753,000. Both banks provide traditional deposit and credit services to individual and corporate customers. Deposit services offered include NOW and money market accounts as well as savings, time deposits, and individual retirement accounts. Credit services offered include commercial and installment loans. Commercial loans are made primarily to fund real estate purchases and construction and to meet the needs of customers employed in the agriculture, timber, and seafood industries. Installment loans are made for both consumer and non-consumer purposes. In addition to deposit and credit services, both banks also provide official check services, wire transfer services, and safe deposit box rentals.

         The Federal Reserve Bank of Atlanta is the principal correspondent of the Company's subsidiaries. The Company's subsidiaries also maintain accounts with other correspondent banks in Georgia and Florida.

         At December 31, 1995, the Company and its subsidiaries had 160 and 23 full and part-time employees.

         3. COMPETITION. The diversity of the Company's trade area results in a varying amount of competition in each of the seven counties in which it operates: With the exception of Brantley, Charlton, and McIntosh counties in Georgia, the Company has direct competition with other commercial banks, savings and loan associations, and credit unions in each market area. In March 1996, a national bank is scheduled to open in Charlton County. Additionally, a group of investors has filed an application for a national bank charter in McIntosh County; approval of this application would result in increased competition in this market area.

         Previously, the Georgia legislature imposed restrictions on intrastate branching. During its recent 1996 session, the Georgia General Assembly passed an intrastate branching bill that relaxes these restrictions: Effective July 1, 1996, Georgia banks will be permitted to branch into three additional counties, and effective July 1, 1998, all branching restrictions will be removed. The intrastate branching bill will give the Company opportunities for growth in its Georgia markets as well as intensify competition. The Florida legislature does not have any restrictions on intrastate branching.

         The Company also competes with non-regulated entities such as securities brokerage firms, insurance companies, and money market funds for deposit dollars. In recent years, regulatory legislation has provided the banking industry with various deposit instruments needed to remain competitive with non-regulated competitors.

         4. SUPERVISION AND REGULATION. As a bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board. The Company's subsidiaries are also subject to supervision and regulation by applicable state and federal banking agencies: Southeastern Bank, an insured state non-member bank chartered by the Georgia Department of Banking and Finance
(GDBF), is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation (FDIC). Southeastern Bank of Florida, an insured state member bank chartered by the Florida Department of Banking and Finance
(FDBF), is subject to supervision and examination by the FDBF and the Federal Reserve Board. Various federal and state laws also regulate the operations of the banks, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, and restricting investments and other activities. The operations of the subsidiary banks are also affected by numerous consumer laws and regulations. In addition to the impact of regulation, commercial banks are also significantly affected by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

         The Bank Holding Company Act previously prohibited the Federal Reserve Board from approving an application from a bank holding company to acquire shares of a bank holding company outside the state in which the operations of the holding company's banking subsidiaries were principally conducted, unless such an acquisition was specifically authorized by statute of the state in which the bank whose shares were to be acquired was located. However, under recently enacted federal legislation, the restriction on interstate acquisitions was abolished effective September 1995, and bank holding companies from any state can acquire banks and bank holding companies located in any other state, subject to certain conditions, including nationwide and state imposed concentration limits. Banks also will be able to branch across state lines by acquisition, merger, or de novo, effective June 1, 1997 (unless state law would permit such interstate branching at an earlier date), provided certain conditions are met including that applicable state law must expressly permit de novo interstate branching.

         The Company is expected to act as a source of financial strength to, and commit resources to support, its subsidiaries. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. Capital adequacy is measured with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. Regulatory guidelines define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiaries are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. Additionally, the Company is subject to a Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital of 10%, and Tier 1 leverage ratio of 5%. At December 31, 1995, the Company's Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios were 16.26%, 17.52%, and 9.67%. See Note 13 to the Consolidated Financial Statements and the Capital Resources section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           FDICIA also amends the bank regulatory insurance coverage, imposes substantial new audit and reporting requirements on insured depository institutions, and increases the role of independent accountants and outside directors. Additionally, FDICIA requires each regulatory agency to prescribe standards covering internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, operational and managerial standards, asset quality, earnings, and stock valuation standards for preserving a minimum ratio of market value to book value for publicly traded shares (if feasible), and other standards as the agency deems appropriate.

         There are various legal and regulatory limits on the amount of dividends the subsidiary banks may pay the Company. Additionally, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See Note 13 to the Consolidated Financial Statements.

         There have been a number of legislative and regulatory proposals that would have an impact on the operation of bank holding companies and their subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

ITEM 2.  PROPERTIES.

         COMPANY PROPERTY. The Company's executive offices are located in Southeastern Bank's main banking office at 1010 Northway Street, Darien, Georgia.

         BANKING FACILITIES. Besides its main office in Darien, Southeastern Bank has offices in the following communities:


620 S. Peterson Street                   Highway 40
Coffee County                            Camden County
DOUGLAS, GEORGIA 31533                   KINGSLAND, GEORGIA 31548

Highway 17                               Highway 301 North
McIntosh County                          Brantley County
EULONIA, GEORGIA 31331                   NAHUNTA, GEORGIA 31553

101 Love Street                          Liberty Street at Birmingham
Charlton County                          Coffee County
FOLKSTON, GEORGIA 31537                  NICHOLLS, GEORGIA 31554

110-112 Hinson Street                    2512 Osborne Road
Jeff Davis County                        Camden County
HAZLEHURST, GEORGIA 31539                ST. MARYS, GEORGIA 31558

Highway 82, Main Street                  Highway 17
Brantley County                          Camden County
HOBOKEN, GEORGIA 31542                   WOODBINE, GEORGIA 31569


         Southeastern Bank of Florida's main office is located at 1010 South Highway 441, Alachua, Florida. Additional offices are located in the following communities:


4000 North Main Street                   14009 Highway 26 East
Alachua County                           Alachua County
GAINESVILLE, FLORIDA 32609               JONESVILLE, FLORIDA 32669

2725 Southeast Hawthorne Road
Alachua County
GAINESVILLE, FLORIDA 32641

         The Company owns all of its banking facilities with the exception of its offices in Alachua, Jonesville, and 4000 North Main Street, Gainesville, which are being leased from third parties for various terms. See Note 6 to the Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS.

         The Parent Company and its subsidiaries are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the Company's consolidated results of operations or financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      NONE



               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's stock is not traded publicly and no specific market sales prices can be quoted. From information available from private sales of stock and the Company's service as transfer agent, the sales price of the Company's common stock for the past three years has ranged from $22 to $30 per share.

         The table below sets forth (a) the high and low sales price of the Company's common stock for each of the last three years and (b) the amount of the quarterly dividends declared on the common stock during the periods indicated. The dividend data has been restated to give retroactive effect to the stock dividend paid on March 15, 1993.


                                   SALES PRICE
                                   -----------
                                                                  CASH DIVIDEND
       QUARTER                HIGH                 LOW              DECLARED
       -------                ----                 ---            -------------

1993  First                  $22.00              $22.00              $ .15
      Second                No Sales            No Sales               .15
      Third                   22.00               22.00                .15
      Fourth                  25.00               22.00                .31

1994  First                   24.00               23.00                .16
      Second                  25.00               25.00                .16
      Third                   27.00               26.00                .16
      Fourth                  27.00               27.00                .33

1995  First                   28.00               27.00                .17
      Second                  30.00               27.00                .17
      Third                   30.00               30.00                .17
      Fourth                No Sales             No Sales              .35


         At January 31, 1996, there were approximately 411 holders of record of the Company's common stock.

         The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends.

         The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company's subsidiaries may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the subsidiary banks for payment in 1996 without such prior approval is approximately $2,214,000.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                                  1995       1994       1993       1992       1991
                                ----------------------------------------------------
                                     (Amounts in thousands except per share data)
AT DECEMBER 31:
Total Assets                    $296,956   $283,814   $234,195   $205,779   $196,989
Deposits                         259,540    251,030    203,470    179,259    172,586
Loans, net                       161,853    153,015    111,938     99,146     98,179
Long-term Debt                     2,525      3,500          0          0        838
Realized Stockholders' Equity     30,558     27,298     24,614     21,998     19,776

SUMMARY OF OPERATIONS:
Net Interest Income             $ 14,617   $ 12,601   $ 11,245   $  9,950   $  9,036
Provision for Loan Losses          1,200      1,130      1,050        800        760
Net Income                         4,287      3,651      3,525      2,981      2,479

PER SHARE DATA:
Net Income                      $   3.59   $   3.06   $   2.95   $   2.50   $   2.08
Cash Dividends Declared             0.86       0.81       0.76       0.64       0.59
Book Value                         25.60      22.87      20.62      18.43      16.57

         The per share data has been restated to give retroactive effect to the stock dividend paid on March 15, 1993. The book value per share excludes the effects of mark-to-market accounting for investment securities.

         See Note 2 to the Consolidated Financial Statements for information regarding business combinations.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The response to this item commences on page 7. Selected Statistical information begins on page 13.



               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and central Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At December 31, 1995, Southeastern Bank had total assets of approximately $256,455,000.* Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Alachua and its branch offices in Gainesville and Jonesville. At December 31, 1995, Southeastern Bank of Florida had total assets of approximately $40,753,000.* Both banks provide traditional deposit and credit services to individual and corporate customers.

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

         On September 15, 1995, the Company and SEBF signed a definitive agreement to acquire the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County. Geographically, Nassau County borders Camden and Charlton Counties in South Georgia where the Company has existing offices. The transaction is subject to the receipt of all necessary regulatory approvals. At December 31, 1995, these Compass Bank offices had approximately $24,000,000 in total assets.

         Total assets increased 4.63% at December 31, 1995 compared to December 31, 1994, after increasing $49,619,597 or 21.19% during 1994. Deposit growth was the principal reason for the asset increase at year-end 1995. The acquisition of SEBF and deposit growth at SEB were the primary factors in the asset growth at December 31, 1994. Earning assets represented approximately 89% and 88% of total assets at December 31, 1995 and 1994.

         Investment securities, exclusive of unrealized gains and losses, declined $365,408 or .39% during 1995. Funds from the net principal paydowns, maturities, calls, and sales of these securities were used to fund loan demand. During 1994, investment securities increased $1,240,244 or 1.33%. SEBF accounted for all of the prior year increase because SEB's holdings declined. The composition of the investment securities portfolio did not change significantly in 1995 or 1994.

         Generally accepted accounting principles require that securities classified as available for sale be carried at market value. The higher interest rates in 1994 meant that the market value of our investment securities classified as available for sale would decline, resulting in an overall net unrealized loss at December 31, 1994. Due to the stabilization of interest rates during 1995, the market value of our investment securities increased, resulting in a $324,084 net unrealized gain at December 31, 1995.

         Though loan demand softened from 1994 levels, net loans grew $9,113,573 or 5.83% during 1995. Approximately 6% of the current year growth occurred during the fourth quarter. Nonaccrual loans represented .38% of net loans at year-end 1995 versus 1.42% at December 31, 1994. The net loans to deposit ratio was 63.72% compared to 62.25% a year ago. During 1994, loans accounted for virtually all of the growth in earning assets, increasing $41,858,956, with $20,411,020 and $21,447,936 of the growth being attributable to SEBF and SEB, respectively.

         The allowance for loan losses was 2.14% of net loans at December 31, 1995 compared to 2.08% a year ago. Net charge-offs were $925,128, up 14.77% from the net charge-offs at December 31, 1994.

         Gross premises and equipment increased $599,686 during 1995 due primarily to the preparatory work and equipment costs involved with the installation of automatic teller machines at the Alachua and Gainesville offices of SEBF and the Prime Retail outlet mall in Darien; renovation of the Kingsland office; renovation of the drive-in at Eulonia; and the purchase of a new computer software system. All of these improvements will enable us to better serve our customers. Gross premises and equipment increased during the prior year due to the acquisition of SEBF and the purchase of proof equipment for the centralized proof center operating at SEB's main office in Darien.

         Other assets declined $350,183 or 3.94% at year-end 1995 compared to 1994. The substantial decline in the deferred tax effects of mark-to-market accounting for investment securities was largely offset by increases in foreclosed real estate and accrued interest receivable on loans and securities. Management is optimistic that the other real estate parcels recently acquired can be sold in 1996. Other assets, net of deferred taxes on the unrealized gains and losses on available-for-sale securities, increased $2,057,239 at December 31, 1994 compared to 1993. Last year's net increase in other assets resulted mainly from the other assets associated with the acquisition of SEBF, including goodwill.

*Stand-alone basis

                                    LIQUIDITY

         The purpose of liquidity management is to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. The Company's liquidity position is strengthened by payments and maturities of the loan and investment securities portfolios. At December 31, 1995, securities maturing within one year totaled approximately $22,548,000; securities maturing between one and five years totaled approximately $55,691,000. In addition, the Company's investment portfolio has been structured to meet liquidity needs prior to asset maturity when necessary.

         The Company's core deposit base is the foundation for its liquidity position. Deposits grew $8,509,836 or 3.39% at year-end 1995 compared to 1994. Noninterest bearing deposits represented 21.42% of total deposits compared to 19.21% a year ago. Total interest bearing deposits grew only marginally at December 31, 1995 compared to 1994. Savings and interest bearing demand deposits declined $12,750,082, while certificates of deposits grew $13,891,819. The loss of several political subdivision accounts accounted for most of the decline in savings and interest-bearing demand deposits. The increase in time certificates was due primarily to the higher average rates available on these instruments in 1995 versus 1994. Approximately $224,508,000 and $35,032,000 of year-end deposits were attributable to SEB and SEBF, increases of $5,537,000 and $2,973,000 from last year. During 1994, deposits grew $47,560,391 or 23.37%, with approximately $32,058,000 and $15,502,000 of the growth being attributable to SEBF and SEB, respectively.

         In addition to deposits and the other liquidity sources mentioned above, the Company's capital position has enabled it to make arrangements with correspondent banks to handle any unusual short-term liquidity needs.

         The Company paid $975,000 on its note payable in 1995. Principal payments of $425,000 are due annually. Besides assuming deposit liabilities, the Company will not incur any debt in connection with its February 1996 purchase of the Callahan, Hilliard, and Yulee offices of Compass Bank.


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

         The Company's interest rate sensitivity position at December 31, 1995 is set forth in the table below:

INTEREST RATE
SENSITIVITY                                                                       REPRICING WITHIN
                                                      ------------------------------------------------------------------------
(Amounts in Thousands)                                                                                     More
                                                         0-90       91-180      181-365     One - Five   Than Five
                                                         Days        Days        Days         Years        Years       Total
                                                      -----------------------------------------------------------------------
Interest Rate Sensitive Assets:
  Federal Funds Sold                                  $  8,030                                                       $  8,030
  Securities*                                            8,571        4,747        9,726       55,195      15,583      93,822
  Loans                                                 78,728        7,384       15,816       46,257      21,043     169,228
                                                      -----------------------------------------------------------------------
     Total Interest Rate Sensitive Assets             $ 95,329     $ 12,131     $ 25,542     $101,452    $ 36,626    $271,080

Interest Rate Sensitive Liabilities:
  Deposits                                            $ 79,097     $ 21,082     $ 30,722     $ 46,992    $    222    $178,115
  U. S. Treasury Demand Note                               448                                                            448
  Note Payable                                           2,525                                                          2,525
                                                      -----------------------------------------------------------------------
     Total Interest Rate Sensitive
     Liabilities                                      $ 82,070     $ 21,082     $ 30,722     $ 46,992    $    222    $181,088
                                                      -----------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                         $ 13,259     $ (8,951)    $ (5,180)    $ 54,460    $ 36,404    $ 89,992
                                                      =======================================================================
CUMULATIVE INTEREST RATE SENSITIVITY GAP              $ 13,259     $  4,308     $   (872)    $ 53,588    $ 89,992
                                                      =======================================================================

CUMULATIVE GAP AS A % OF TOTAL ASSETS--                   4.36%        1.42%        (.29)%      17.62%      29.59%
DECEMBER 31, 1995
                                                      =======================================================================

CUMULATIVE GAP AS A % OF TOTAL ASSETS--                  (2.16)%      (5.01)%      (4.95)%      14.75%      27.83%
DECEMBER 31, 1994
                                                      =======================================================================

* Distribution of maturities for available for sale securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms.

         At December 31, 1995, the gap analysis indicates a negative cumulative gap position through the one year time interval of $(872,000). A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 74% of rate sensitive liabilities and 49% of rate sensitive assets repricing within one year. As a percent of total assets, the Company's cumulative gap for the one year time interval has narrowed to (.29)% from (4.95)% a year ago.

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


                                CAPITAL RESOURCES

         Realized stockholders' equity increased 11.94% during 1995, an increase in book value from $22.87 to $25.60 per share. Our investment securities classified as available for sale appreciated in value at December 31, 1995 compared to December 31, 1994, resulting in a $2,087,260 increase in unrealized stockholders' equity; this appreciation resulted from a decline in market interest rates since year-end 1994. Consistent with our objectives, the Company maintains capital ratios well above regulatory requirements. Our capital ratios for the most recent periods are presented in the table below.

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

         The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital of 10%, and Tier 1 leverage ratio of 5%. At December 31, 1995, the Company's Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios were 16.26%, 17.52%, and 9.67%. As shown in the table below, the Company's ratios improved at December 31, 1995 compared to December 31, 1994, after declining last year due to the increase in assets that resulted from our cash purchase of SEBF.



SOUTHEASTERN BANKING CORPORATION               12/31/95        12/31/94        12/31/93
                                            -------------------------------------------
  Tier 1 Capital Ratio                          16.26%          15.07%          19.46%
                                            -------------------------------------------
  Total Risk-Based Capital Ratio                17.52%          16.33%          20.71%
                                            -------------------------------------------
  Tier 1 Leverage Ratio                          9.67%           8.79%          10.15%
                                            -------------------------------------------
  Realized Shareholders' Equity
      to Assets                                 10.30%           9.56%          10.53%
                                            ===========================================


                              RESULTS OF OPERATIONS

NET INTEREST INCOME

         Interest income increased $4,809,164 or 24.29% in 1995 compared to 1994, after increasing $1,675,849 or 9.25% in 1994 compared to 1993. The loan portfolio was the primary factor in the interest income improvement. Interest and fees on loans were up $4,185,857 or 29.23% in 1995. SEBF, whose operating results have been included in the consolidated financial statements from the date of acquisition forward, added $1,869,323 in interest and fees on loans during 1995. The remaining improvement in interest and fees on loans resulted from increases in average balances and yields at SEB. On average, SEB loan balances were 9.20% higher in 1995 than 1994. On a consolidated basis, the yield on loans was 11.81% in 1995, up 63 basis points from 1994. In 1994, interest and fees on loans increased $2,137,603, a 17.55% increase from 1993. A 17.55% increase in consolidated average balances was the primary factor in the prior year results. Approximately 21% and 79% of the 1994 results were attributable to SEBF and SEB, respectively.

         Interest income on investment securities increased $318,299 or 6.06% in 1995. SEBF accounted for all of the increase, because SEB's interest earnings on investment securities declined $160,525 or 3.13%. The SEB decline resulted from a 7.68% drop in average balances. The yield on taxable securities was 5.88% at year-end 1995 compared to 5.86% and 5.46% at September 30, 1995 and December 31, 1994. The taxable-equivalent yield on tax-free securities was 9.17%, down from the 9.45% yield in 1994. Interest income on investment securities declined $508,198 or 8.83% in 1994 compared to 1993. The decline resulted from both lower average balances and lower yields. The $120,000 increase in interest income on investment securities attributable to SEBF last year only partially offset the decline that resulted from SEB's need to fund its loan demand.

         After giving effect to the increase in interest income on federal funds sold attributable to SEBF, interest income on federal funds sold increased $228,515 during 1995. The current period increase was marked by higher average balances and rates at SEB. The yield on federal funds sold was 5.86%, up 166 basis points from 1994. Interest income on federal funds sold increased $46,444 or 25.69% in 1994.

         Interest expense on deposits increased $2,547,878 or 35.82% in 1995 compared to 1994, after increasing $268,968 or 3.93% during 1994. Approximately $1,108,000 or 43% of the current period increase was due to SEBF; the remaining 57% increase resulted largely from higher rates on deposits at SEB. The average interest paid on deposits was 4.78%, up 83 basis points from last year. The increase in interest expense on deposits in 1994 was due almost entirely to SEBF; interest expense on SEBF deposits for the post-acquisition period totaled $234,359. The average interest paid on the term loan was 7.94% in 1995 compared to 7.42% in 1994.

         In summary, net interest income increased $2,016,305 or 16.00% in 1995. Approximately 65% and 35% of this increase were attributable to SEBF and SEB, respectively. Net interest income increased $1,355,346 or 12.05% in 1994.

         The table below presents interest income on a taxable-equivalent basis and summarizes the average interest earned and average interest paid on interest-bearing assets and liabilities:


                                              Years Ended December 31
                                     -----------------------------------------
(Amounts in Thousands)                 1995            1994             1993
                                     =========================================
Total Interest Income*               $25,356         $20,640          $19,031
Total Interest Expense                 9,990           7,198            6,877
Net Interest Income*                  15,366          13,442           12,154
Average Interest Earned*                9.75%           9.10%            9.08%
Average Interest Paid                   4.83%           3.96%            4.02%
Net Interest Spread*                    4.92%           5.14%            5.06%
Net Interest Margin*                    5.91%           5.93%            5.80%

* Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using the Federal income tax rate of 34%.


         The provision for loan losses was $1,200,000 in 1995, up $70,000 or 6.19% from 1994. The provision increased $80,000 or 7.62% in 1994.

NONINTEREST INCOME

         After giving effect to the $337,909 increase in noninterest income attributable to SEBF, noninterest income grew $218,565 or 7.48% during 1995. The current period improvement resulted from increases in service charges on deposit accounts and commissions from the sale of credit life insurance; these increases offset declines in book gains on sales of other real estate owned and investment securities. Although SEBF contributed $58,822 in noninterest income for the post-acquisition period, consolidated noninterest income declined $168,970 or 5.47% in 1994. Last year's decline resulted primarily from a $189,487 reduction in book gains on sales of other real estate owned.

NONINTEREST EXPENSE

         When compared to 1994 results, salaries and employee benefits were up $730,474 or 14.35% in 1995. Of this increase, $582,068 or 80% was attributable to SEBF; the remaining 20% was attributable to increased benefit accruals at SEB. Salaries and employee benefits increased $449,250 or 9.68% in 1994 compared to 1993. Approximately 36% of the increase was due to SEBF; a full year of salaries and employee benefits on in-house legal counsel, employee costs associated with the proof center now operating in Darien, and increased fringe benefit costs at SEB were the major factors in the remaining increase a year ago.

         Net occupancy and equipment expense increased $285,274 or 18.73% in 1995 compared to 1994. Virtually all of the increase in net occupancy and equipment expense was attributable to SEBF. During the prior year, net occupancy and equipment expense increased a mere $14,031 or .93%. Other operating expense was up $172,871 or 5.90% in 1995 compared to 1994. The $462,120 increase attributable to SEBF was largely offset by the effective reduction in SEB's FDIC assessment fees due both to the recapitalization refunds received on assessments paid during the second and third quarters of 1995 and the lower assessment for the fourth quarter. Management expects the reduction in FDIC assessment fees to have a favorable impact on 1996 earnings: On a consolidated basis, assessment fees are expected to decline from $294,724 in 1995 to only $4,000 in 1996. In 1994, other operating expense increased $324,613 or 12.47%. Approximately 40% of the prior year increase was attributable to SEBF; the remaining increase was due largely to legal and accounting fees associated with pending acquisitions. The Company realized net losses of $38,790 on sales of investment securities in 1995. Various investment securities were sold during 1995 to enable the Company to maintain its liquidity position and increase the overall rates of return of the investment portfolio.

         Income tax expense for 1995 totaled $1,838,341, up 53.30% over 1994 which was up $193,121 over 1993. Net income totaled $4,286,910, up $636,214 or 17.43% over 1994 which was up $125,361 or 3.56% over 1993. SEBF contributed $112,209 in earnings during 1995; although these results were lower than expected, management anticipates that SEBF's profitability will improve in 1996. In 1994, SEBF had an insignificant loss due primarily to the conversion costs necessarily associated with an acquisition. On a per share basis, net income was $3.59, $3.06, and $2.95 in 1995, 1994, and 1993. The return on average assets for the three most recent years was 1.50%, 1.47%, and 1.53%. The 15.70% return on beginning equity for 1995 compares favorably with the 14.83% return in 1994.

                        SELECTED STATISTICAL INFORMATION

     The following tables set forth selected statistical information and should be read in conjunction with the consolidated financial statements of Southeastern Banking Corporation (Company) and Subsidiaries (Banks). Averages referred to in the following statistical information generally represent average daily balances.

TABLE 1 - AVERAGE BALANCES AND INTEREST RATES

Condensed average balance sheets for the years indicated are presented below:


                                                                                        Years Ended December 31
                                                                           --------------------------------------------------
      ASSETS                                                                     1995            1994             1993
      ------                                                               --------------------------------------------------
                                                                                         (amounts in thousands)
Cash and due from banks                                                        $     11,491     $     9,549      $     9,434
Interest-earning assets:
    Loans, net (a)                                                                  157,128         128,706          109,487
    Federal funds sold                                                                9,084           5,407            6,051
    Taxable investment securities                                                    71,444          68,480           69,163
    Tax-exempt investment securities                                                 22,482          24,109           24,804
                                                                           --------------------------------------------------
         Total interest-earning assets                                              260,138         226,702          209,505
                                                                           --------------------------------------------------

Premises and equipment, net                                                           7,195           6,480            5,820
Other assets                                                                          8,292           6,343            5,942
Unrealized (losses) gains on investment securities, gross                            (1,058)           (972)
                                                                           --------------------------------------------------
          TOTAL ASSETS                                                            $ 286,058       $ 248,102        $ 230,701
                                                                           ==================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Noninterest-bearing deposits                                                   $     47,671    $     38,146     $     33,719
Interest-bearing liabilities:
    Savings and interest-bearing demand deposits                                     80,567          85,407           78,901
    Time deposits                                                                   121,566          94,614           91,047
    U. S. Treasury demand note                                                        1,386           1,051            1,167
    Note payable                                                                      3,200             587
                                                                           --------------------------------------------------
         Total interest-bearing liabilities                                         206,719         181,659          171,115
                                                                           --------------------------------------------------

Other liabilities                                                                     3,091           2,744            2,176
                                                                           --------------------------------------------------
         Total liabilities                                                          257,481         222,549          207,010
                                                                           --------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock                                                                      1,492           1,492            1,469
    Additional paid-in capital                                                        4,376           4,376            4,061
    Retained earnings                                                                23,407          20,327           18,161
                                                                           --------------------------------------------------
         Realized stockholders' equity                                               29,275          26,195           23,691
    Unrealized (losses) gains on investment securities, net of tax                     (698)           (642)
                                                                           --------------------------------------------------
         Total stockholders' equity                                                  28,577          25,553           23,691
                                                                           --------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 286,058       $ 248,102        $ 230,701
                                                                           ==================================================

Total interest-earning assets                                                     $ 260,138       $ 226,702        $ 209,505
Total interest-bearing liabilities                                                  206,719         181,659          171,115
                                                                           --------------------------------------------------

Excess of interest-earning assets over
    interest-bearing liabilities                                                 $   53,419      $   45,043       $   38,390
                                                                           ==================================================


TABLE 1 - AVERAGE BALANCES AND INTEREST RATES

Condensed net interest earnings for the years indicated are presented below:



                                                                                     Years Ended December 31
                                                                        --------------------------------------------------
                                                                             1995             1994             1993
                                                                        --------------------------------------------------
                                                                                      (amounts in thousands)
INTEREST EARNED ON:
Loans, net (b) (c)                                                         $     18,559     $     14,395     $     12,259
Federal funds sold                                                                  532              227              181
Taxable investment securities                                                     4,203            3,739            4,104
Tax-exempt investment securities (b)                                              2,062            2,279            2,487
                                                                        --------------------------------------------------
  Total Interest Income                                                          25,356           20,640           19,031
                                                                        --------------------------------------------------

INTEREST PAID ON:
Savings and interest-bearing demand deposits                                      2,564            2,542            2,287
Time deposits                                                                     7,097            4,571            4,557
U. S. Treasury demand note                                                           75               41               33
Note payable                                                                        254               44
                                                                        --------------------------------------------------
  Total Interest Expense                                                          9,990            7,198            6,877
                                                                        --------------------------------------------------
    NET INTEREST INCOME                                                    $     15,366     $     13,442     $     12,154
                                                                        ==================================================

AVERAGE PERCENTAGE EARNED ON:
Loans, net (b) (c)                                                                11.81%           11.18%           11.19%
Federal funds sold                                                                 5.86%            4.20%            2.99%
Taxable investment securities                                                      5.88%            5.46%            5.93%
Tax-exempt investment securities (b)                                               9.17%            9.45%           10.03%
                                                                        --------------------------------------------------
  TOTAL INTEREST-EARNING ASSETS                                                    9.75%            9.10%            9.08%
                                                                        --------------------------------------------------

AVERAGE PERCENTAGE PAID ON:
Savings and interest-bearing demand deposits                                       3.18%            2.98%            2.90%
Time deposits                                                                      5.84%            4.83%            5.01%
U. S. Treasury demand note                                                         5.41%            3.90%            2.83%
Note payable                                                                       7.94%            7.42%
                                                                        --------------------------------------------------
    TOTAL INTEREST-BEARING LIABILITIES                                             4.83%            3.96%            4.02%
                                                                        --------------------------------------------------

NET YIELD (MARGIN) ON INTEREST-EARNING ASSETS                                      5.91%            5.93%            5.80%
                                                                        ==================================================

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.

(b) Interest income on tax-exempt loans and investment securities is presented on a taxable-equivalent basis, using the Federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $749,000, $842,000, and $909,000 in 1995, 1994, and 1993.

(c) Interest income includes loan fees of approximately $827,000, $640,000, and $539,000 in 1995, 1994, and 1993.

TABLE 2 - INTEREST DIFFERENTIAL

The following table summarizes the changes in interest income and interest expense attributable to changes in balances and changes in rates for the year ended December 31, 1995:


                                                                                  Increase       Due to Changes in Average
                                                        1995          1994       (Decrease)      Balances (a)    Rates (a)
                                                    ------------------------------------------------------------------------
                                                                           (amounts in thousands)
INTEREST EARNED ON:
Loans, net (b)                                       $     18,559  $     14,395   $     4,164    $     3,179      $     985
Federal funds sold                                            532           227           305            154            151
Taxable investment securities                               4,203         3,739           464            162            302
Tax-exempt investment securities (b)                        2,062         2,279          (217)          (154)           (63)
                                                    ------------------------------------------------------------------------
  Total Interest Income                                    25,356        20,640         4,716          3,341          1,375
                                                    ------------------------------------------------------------------------

INTEREST PAID ON:
Savings and interest-bearing demand deposits                2,564         2,542            22           (144)           166
Time deposits                                               7,097         4,571         2,526          1,302          1,224
U. S. Treasury demand note                                     75            41            34             13             21
Note payable                                                  254            44           210            194             16
                                                    ------------------------------------------------------------------------
  Total Interest Expense                                    9,990         7,198         2,792          1,365          1,427
                                                    ------------------------------------------------------------------------
    NET INTEREST INCOME                              $     15,366  $     13,442   $     1,924    $     1,976           ($52)
                                                    ========================================================================


(a) Changes in net interest income are attributed to either changes in average balances (balance change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Balance change is calculated as change in balance times the old rate while rate change is change in rate times the old balance. The rate/balance change, change in rate times change in balance, has been allocated to the change in rate.

(b) Interest income on tax-exempt loans and investment securities is presented on a taxable-equivalent basis, using the Federal income tax rate of 34%.

TABLE 2 - INTEREST DIFFERENTIAL

The following table summarizes the changes in interest income and interest expense attributable to changes in balances and changes in rates for the year ended December 31, 1994:

                                                                                  Increase       Due to Changes in Average
                                                        1994          1993       (Decrease)     Balances (a)       Rates (a)
                                                    -----------------------------------------------------------------------
                                                                           (amounts in thousands)
INTEREST EARNED ON:
Loans, net (b)                                       $     14,395  $     12,259   $     2,136    $     2,150           ($14)
Federal funds sold                                            227           181            46            (19)            65
Taxable investment securities                               3,739         4,104          (365)           (41)          (324)
Tax-exempt investment securities (b)                        2,279         2,487          (208)           (70)          (138)
                                                    ------------------------------------------------------------------------
  Total Interest Income                                    20,640        19,031         1,609          2,020           (411)
                                                    ------------------------------------------------------------------------

INTEREST PAID ON:
Savings and interest-bearing demand deposits                2,542         2,287           255            189             66
Time deposits                                               4,571         4,557            14            179           (165)
U. S. Treasury demand note                                     41            33             8             (3)            11
Note payable                                                   44             0            44              0             44
                                                    ------------------------------------------------------------------------
  Total Interest Expense                                    7,198         6,877           321            365            (44)
                                                    ------------------------------------------------------------------------
    NET INTEREST INCOME                              $     13,442  $     12,154   $     1,288    $     1,655          ($367)
                                                    ========================================================================



(a) Changes in net interest income are attributed to either changes in average balances (balance change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Balance change is calculated as change in balance times the old rate while rate change is change in rate times the old balance. The rate/balance change, change in rate times change in balance, has been allocated to the change in rate.

(b) Interest income on tax-exempt loans and investment securities is presented on a taxable-equivalent basis, using the Federal income tax rate of 34%.


TABLE 3 - INVESTMENT SECURITIES

Investment securities available for sale (carried at estimated fair value) and held to maturity (carried at amortized cost) at December 31, 1995, 1994, and 1993 are as follows:

                                                                           1995
                                                  -------------------------------------------------------
                                                                    Gross         Gross
                                                   Amortized     Unrealized     Unrealized      Fair
                                                      Cost          Gains         Losses        Value
                                                  ------------- -------------- ------------- ------------
                                                                     (amounts in thousands)
Available for sale:
     U. S. Treasury and
         U.S. Government agencies                     $ 60,863          $ 492         ($174)    $ 61,181
     Mortgage-backed securities                          9,564             80           (74)       9,570
     Equity securities                                     214                                       214
                                                  ------------- -------------- ------------- ------------
                                                        70,641            572          (248)      70,965
Held to maturity:
     States and political subdivisions                  22,780          1,196           (15)      23,961
     Other securities                                      401              1                        402
                                                  ------------- -------------- ------------- ------------
                                                        23,181          1,197           (15)      24,363
                                                  ============= ============== ============= ============
          Total investment securities                 $ 93,822        $ 1,769         ($263)    $ 95,328
                                                  ============= ============== ============= ============


                                                                           1994
                                                  -------------------------------------------------------
                                                                    Gross         Gross
                                                   Amortized     Unrealized     Unrealized      Fair
                                                      Cost          Gains         Losses        Value
                                                  ------------- -------------- ------------- ------------
                                                                     (amounts in thousands)
Available for sale:
     U. S. Treasury and
         U.S. Government agencies                     $ 58,803            $ 1       ($2,193)    $ 56,611
     Mortgage-backed securities                         10,569             15          (662)       9,922
     Equity securities                                     154                                       154
                                                  ------------- -------------- ------------- ------------
                                                        69,526             16        (2,855)      66,687
Held to maturity:
     States and political subdivisions                  24,257            393          (639)      24,011
     Other securities                                      404                           (1)         403
                                                  ------------- -------------- ------------- ------------
                                                        24,661            393          (640)      24,414
                                                  ============= ============== ============= ============
          Total investment securities                 $ 94,187          $ 409       ($3,495)    $ 91,101
                                                  ============= ============== ============= ============


TABLE 3 - INVESTMENT SECURITIES

                                                                              1993
                                                       ---------------------------------------------------
                                                                       Gross        Gross
                                                       Amortized    Unrealized   Unrealized      Fair
                                                          Cost         Gains       Losses        Value
                                                        ---------------------------------------------------
                                                                     (amounts in thousands)
Available for sale:
   U. S. Treasury and
       U.S. Government agencies                          $ 55,843          $ 687        ($72)    $ 56,458
   Mortgage-backed securities                              11,336            155         (46)      11,445
   Equity securities                                           75                                      75
                                                       --------------------------------------------------
                                                           67,254            842        (118)      67,978

Held to maturity:
   States and political subdivisions                       25,286          1,866         (18)      27,134
   Other securities                                           407             24                      431
                                                       --------------------------------------------------
                                                           25,693          1,890         (18)      27,565
                                                       ==================================================
      Total investment securities                        $ 92,947        $ 2,732       ($136)    $ 95,543
                                                       ==================================================

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES

The following table shows the distribution of maturities and the weighted average yields of each type of investment security on an amortized cost basis at December 31, 1995:

                                                          After One Year but    After Five Years but
                                         Within One Year   Within Five Years       Within Ten Years          After Ten Years
                                         ---------------   -----------------       ----------------          ---------------
                                       Amount     Yield    Amount      Yield       Amount      Yield        Amount     Yield
                                     ----------------------------------------------------------------------------------------
                                                                    (amounts in thousands)
U.S. Treasury and
    U.S. Government agencies           $ 19,268   5.14%  $ 41,333       6.19%          $ 0      0.00%        $ 262     4.58%
Mortgage-backed securities (a)              678   8.18%     5,208       6.57%        3,678      6.16%            0     0.00%
States and political subdivisions (b)     2,200   8.28%     9,152       8.69%        8,042      8.55%        3,386     9.41%
Other securities                            401   7.32%         0       0.00%            0      0.00%          214     7.28%
                                     ----------------------------------------------------------------------------------------
    Total                              $ 22,547   5.58%  $ 55,693       6.64%     $ 11,720      7.80%      $ 3,862     8.96%
                                     ========================================================================================


There are no investments in the obligations of any state or municipality which exceed 10% of the Company's stockholders' equity at December 31, 1995.

(a) Distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms.

(b) The weighted average yield for tax-exempt securities has been determined using taxable-equivalent rates.

TABLE 4 - LOANS

Loans outstanding are presented by type below:


                                                                               December 31
                                                  -------------------------------------------------------------------------
                                                      1995           1994          1993           1992           1991
                                                  -------------------------------------------------------------------------
                                                                          (amounts in thousands)
Commercial, financial, and agricultural                $ 76,453       $ 69,574      $ 36,191       $ 35,972       $ 30,565
Real estate - construction                                6,260          5,944         2,463          2,011          1,663
Real estate - mortgage                                   53,509         52,954        49,849         40,361         43,889
Consumer, including credit cards                         33,006         31,750        30,196         27,842         31,019
                                                  -------------------------------------------------------------------------
      Loans, gross                                      169,228        160,222       118,699        106,186        107,136

Less:
  Unearned income                                         3,843          3,950         4,286          5,135          7,327
  Allowance for loan losses                               3,532          3,257         2,475          1,904          1,630
                                                  =========================================================================
         Loans, net                                   $ 161,853      $ 153,015     $ 111,938       $ 99,147       $ 98,179
                                                  =========================================================================



TABLE 5 - LOAN MATURITY AND INTEREST RATE SENSITIVITY

The amount of total loans outstanding at December 31, 1995, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the following table:

                                                         Interest rate sensitivity
                                                       ------------------------------
                                                       Predetermined     Floating
                                                            Rate           Rate
                                                       ------------------------------
                                                             (amounts in thousands)
Within one year                                              $ 39,204       $ 62,724
After one year but within five years                           46,257           -
After five years                                               21,043           -
                                                       ------------------------------
    Total loans                                             $ 106,504       $ 62,724
                                                       ==============================

The above maturity schedule is not necessarily indicative of future principal reductions since each loan is evaluated at maturity and, in many instances, is renewed in part or in total.

TABLE 6 - RISK ELEMENTS OF LOANS

The following table presents information concerning nonperforming loans for each of the last five years:

                                                                                      December 31
                                                             --------------------------------------------------------------
                                                                1995         1994        1993        1992         1991
                                                             --------------------------------------------------------------
                                                                                 (amounts in thousands)
Nonaccrual loans                                                   $ 632      $ 2,214     $ 1,628     $ 1,626        $ 837
Past due loans still accruing                                      1,245        1,009         962       1,233        1,396
                                                             --------------------------------------------------------------
  Total nonperforming loans                                        1,877        3,223       2,590       2,859        2,233
Foreclosed real estate                                             1,393          534         723         977        1,065
                                                             ==============================================================
   Total nonperforming loans and foreclosed real estate          $ 3,270      $ 3,757     $ 3,313     $ 3,836      $ 3,298
                                                             ==============================================================

Nonperforming loans comprise: (a) loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms may be doubtful ("nonaccrual loans"); (b) loans which are contractually past due 90 days or more as to interest or principal payments ("past due"); and (c) loans whose terms have been renegotiated to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower ("renegotiated loans"). Foreclosed real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt.

The Company's policy is to continue accruing interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of charging the loan amount against the allowance for loan losses.

The Company's policy is to change the status of commercial, financial, agricultural, and real estate loans to nonaccrual status when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy.

The accrued interest on any loan switched to nonaccrual status is expensed. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate/collateral as determined by an independent appraisal as of the date of foreclosure or the principal balance of the loan before being placed on nonaccrual status. Unrecognized income on nonaccrual loans totaled approximately $137,000, $194,000, $168,000, $133,000, and $64,000 in 1995, 1994, 1993, 1992,
and 1991.

Management is unaware of any potential problem loans at this time which are not reflected in the totals above.

At December 31, 1995, the Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans.

TABLE 7 - ALLOWANCE FOR LOAN LOSSES

The following table presents information concerning the allowance for loan losses for each of the last five years:

                                                                                Years Ended December 31
                                                            --------------------------------------------------------------
                                                               1995         1994        1993        1992         1991
                                                            --------------------------------------------------------------
                                                                                 (amounts in thousands)
Allowance for loan losses at beginning of year                  $ 3,257      $ 2,475     $ 1,904     $ 1,630      $ 1,391
Allowance of purchased bank                                                      458

Loans charged-off during year:
  Commercial, financial, and agricultural                          (752)        (744)       (220)       (453)        (268)
  Real estate - construction                                          0            0           0           0          (11)
  Real estate - mortgage                                           (135)         (50)        (46)        (62)         (97)
  Consumer, including credit cards                                 (589)        (533)       (728)       (586)        (705)
                                                            --------------------------------------------------------------
    Total loans charged-off during year                          (1,476)      (1,327)       (994)     (1,101)      (1,081)
                                                            --------------------------------------------------------------

Recoveries during year of loans previously charged-off:
  Commercial, financial, and agricultural                           156          161          99         119           66
  Real estate - construction                                          0            0           0           0            0
  Real estate - mortgage                                             34           14          21          20           44
  Consumer, including credit cards                                  361          346         395         436          450
                                                            --------------------------------------------------------------
    Total loans recovered during year                               551          521         515         575          560
                                                            --------------------------------------------------------------

    Net loans charged-off during year                              (925)        (806)       (479)       (526)        (521)

Provision charged to operating expense during year                1,200        1,130       1,050         800          760
                                                            --------------------------------------------------------------

Allowance for loan losses at end of year                        $ 3,532      $ 3,257     $ 2,475     $ 1,904      $ 1,630
                                                            ==============================================================

Amount of net loans outstanding at end of year                $ 161,853    $ 153,015   $ 111,938    $ 99,147     $ 98,179
                                                            ==============================================================

Average amount of net loans outstanding                       $ 157,128    $ 128,706   $ 109,487    $ 99,526     $ 92,722
                                                            ==============================================================

Ratio of net loans charged-off during year to average
  net loans outstanding for year                                   0.59%        0.63%       0.44%       0.53%        0.56%
                                                            ==============================================================


TABLE 8 - ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within the loan categories summarized in the table below:

                                                                                 December 31
                                                     ------------------------------------------------------------------
                                                         1995         1994          1993         1992         1991
                                                     ------------------------------------------------------------------
                                                                                 (amounts in thousands)
ALLOCATION OF ALLOWANCE FOR
  LOAN LOSSES BY LOAN TYPE
- ----------------------------------------
Commercial, financial, and agricultural                    $ 1,236      $ 1,377        $ 766        $ 609        $ 456
Real estate - construction                                      71           56           50           38           33
Real estate - mortgage                                         353          842          743          666          668
Consumer, including credit cards                               706          982          916          591          473
Unallocated (a)                                              1,166
                                                     ------------------------------------------------------------------
    Total                                                  $ 3,532      $ 3,257      $ 2,475      $ 1,904      $ 1,630
                                                     ==================================================================


ALLOCATION OF ALLOWANCE
  FOR LOAN LOSSES AS A
  PERCENT OF TOTAL ALLOWANCE
- ----------------------------------------

Commercial, financial, and agricultural                         35%          42%          31%          32%          28%
Real estate - construction                                       2%           2%           2%           2%           2%
Real estate - mortgage                                          10%          26%          30%          35%          41%
Consumer, including credit cards                                20%          30%          37%          31%          29%
Unallocated (a)                                                 33%
                                                     ------------------------------------------------------------------
    Total                                                      100%         100%         100%         100%         100%
                                                     ==================================================================


YEAR-END LOAN TYPES AS
  A PERCENT OF TOTAL LOANS
- ----------------------------------------

Commercial, financial, and agricultural                         45%          43%          30%          34%          28%
Real estate - construction                                       4%           4%           2%           2%           2%
Real estate - mortgage                                          32%          33%          42%          38%          41%
Consumer, including credit cards                                19%          20%          26%          26%          29%
                                                     ------------------------------------------------------------------
    Total                                                      100%         100%         100%         100%         100%
                                                     ==================================================================


The Company maintains an allowance for loan losses, available to absorb potential losses in the loan portfolio, at a level determined by management based on review of all loans, general economic conditions of the Company's trade areas, and historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the monthly provision for possible loan losses should be made.

(a) In 1994 and prior years, management allocated the allowance for loan losses based on historical net charge-offs and year-end loan types. No portion of the allowance was shown as unallocated.

TABLE 9 - DEPOSITS

The average balances and average interest rates paid on deposits are presented by category below:

                                                                                     Years Ended December 31
                                                                         ------------------------------------------------
                                                                               1995            1994            1993
                                                                         ------------------------------------------------
                                                                                      (amounts in thousands)
AVERAGE BALANCES
Noninterest-bearing deposits                                                     $ 47,671        $ 38,146       $ 33,719
Savings and interest-bearing demand deposits                                       80,567          85,407         78,901
Time deposits                                                                     121,566          94,614         91,047
                                                                         ------------------------------------------------
    Total                                                                       $ 249,804       $ 218,167      $ 203,667
                                                                         ================================================


AVERAGE INTEREST RATES PAID
Noninterest-bearing deposits                                                            -               -             -
Savings and interest-bearing demand deposits                                         3.18%           2.98%          2.90%
Time deposits                                                                        5.84%           4.83%          5.01%
                                                                         ------------------------------------------------
    Total                                                                            3.87%           3.26%          3.36%
                                                                         ================================================


TABLE 10 - MATURITY OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

The maturities of certificates of deposit of $100,000 or more at December 31, 1995 are presented below:
                                                           Certificates
                                                            of Deposit
                                                          ---------------
                                                          (in thousands)
Three months or less                                             $ 7,094
Over three months through six months                               5,587
Over six months through one year                                  11,228
Over one year                                                     12,839
                                                          ---------------
    Total                                                       $ 36,748
                                                          ===============

TABLE 11 - RETURN ON EQUITY AND ASSETS

Selected ratios for measurement of net income and equity are presented below:

                                                               Years Ended December 31
                                                 ------------------------------------------------
                                                       1995            1994            1993
                                                 ------------------------------------------------
Return on average assets (b)                           1.50%           1.47%          1.53%
Return on average equity (b)                          14.64%          13.94%         14.88%
Dividend payout ratio (a)                             23.96%          26.47%         25.76%
Average equity to average assets ratio (b)            10.21%          10.53%         10.27%


(a) The dividend payout ratio has been restated to give retroactive effect to the stock dividend paid on March 15, 1993.

(b) These ratios exclude the effects of mark-to-market accounting for investment securities.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this Item commences on page 25. The Index to the Consolidated Financial Statements is located on page 48.


               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

DELOITTE &
TOUCHE LLP     Certified Public Accountants     Suite 2801
                                                Independent Square
                                                One Independent Drive
                                                Jacksonville, Florida 32202-5034
                                                Telephone: (904) 356-0011
                                                Facsimile:  (904) 355-9104

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Southeastern Banking Corporation
Darien, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Banking Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southeastern Banking Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective December 31, 1993, the Company changed its method of accounting for investment securities to conform with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



/s/ Deloitte & Touche LLP
January 19, 1996

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994





ASSETS                                                                                  1995                1994
- ------                                                                                  ----                ----
CASH AND DUE FROM BANKS, including reserve requirements
  of approximately $3,331,000 in 1995 and $3,452,000  in 1994                         $  17,257,615    $  18,523,647

FEDERAL FUNDS SOLD                                                                        8,030,000        4,720,000
                                                                                      -------------    -------------
  Cash and cash equivalents                                                              25,287,615       23,243,647

INVESTMENT SECURITIES:
  Held to maturity (market value of approximately $24,363,000
    and $24,414,000 at December 31, 1995 and 1994)                                       23,180,696       24,661,034
  Available for sale, at market value                                                    70,964,992       66,687,545
                                                                                      -------------    -------------
          Total investment securities                                                    94,145,688       91,348,579

LOANS, GROSS                                                                            169,227,586      160,221,819
  Unearned income                                                                        (3,842,284)      (3,950,090)
  Allowance for loan losses                                                              (3,531,872)      (3,257,000)
                                                                                      -------------    -------------
           Loans, net                                                                   161,853,430      153,014,729

PREMISES AND EQUIPMENT, net                                                               7,123,150        7,311,116
INTANGIBLE ASSETS                                                                         2,995,981        3,328,426
OTHER ASSETS                                                                              5,549,918        5,567,656
                                                                                      -------------    -------------

TOTAL ASSETS                                                                          $ 296,955,782    $ 283,814,153
                                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

DEPOSITS:
  Noninterest-bearing deposits                                                        $  55,584,441    $  48,216,342
  Interest-bearing deposits                                                             203,955,290      202,813,553
                                                                                      -------------    -------------
                                                                                        259,539,731      251,029,895

U.S. TREASURY DEMAND NOTE                                                                   448,054          635,347
NOTE PAYABLE                                                                              2,525,000        3,500,000
OTHER LIABILITIES                                                                         3,670,871        3,224,461
                                                                                      -------------    -------------
           Total liabilities                                                            266,183,656      258,389,703
                                                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)

STOCKHOLDERS' EQUITY:
  Common stock - $1.25 par value; authorized 10,000,000 shares;
     issued and outstanding 1,193,599 shares                                              1,491,998        1,491,998
  Additional paid-in capital                                                              4,375,721        4,375,721
  Retained earnings                                                                      24,690,512       21,430,096
                                                                                      -------------    -------------
          Realized stockholders' equity                                                  30,558,231       27,297,815
  Unrealized gains (losses) on investment securities, net of tax                            213,895       (1,873,365)
                                                                                      -------------    -------------
          Total stockholders' equity                                                     30,772,126       25,424,450
                                                                                      -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 296,955,782    $ 283,814,153
                                                                                      =============    =============


See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995


                                            1995          1994          1993
                                         -----------   -----------   -----------
INTEREST INCOME:
  Loans, including fees                  $18,506,328   $14,320,471   $12,182,868
  Federal funds sold                         532,226       227,218       180,774
  Investment securities:
    Taxable                                4,202,698     3,739,159     4,104,759
    Tax-exempt                             1,365,990     1,511,230     1,653,828
                                         -----------   -----------   -----------
           Total interest income          24,607,242    19,798,078    18,122,229
                                         -----------   -----------   -----------
INTEREST EXPENSE:
  Deposits                                 9,661,112     7,113,234     6,844,266
  U.S. Treasury demand note                   75,099        40,657        32,747
  Note payable to bank                       254,164        43,625
                                         -----------   -----------   -----------
           Total interest expense          9,990,375     7,197,516     6,877,013
                                         -----------   -----------   -----------
           Net interest income            14,616,867    12,600,562    11,245,216

PROVISION FOR LOAN LOSSES                  1,200,000     1,130,000     1,050,000
                                         -----------   -----------   -----------
           Net interest income after
             provision for loan losses    13,416,867    11,470,562    10,195,216
                                         -----------   -----------   -----------
NONINTEREST INCOME:
  Service charges on deposit accounts      2,693,591     2,225,619     2,216,411
  Investment securities gains, net                          61,261        14,437
  Other operating income                     783,938       634,175       859,177
                                         -----------   -----------   -----------
           Total noninterest income        3,477,529     2,921,055     3,090,025
                                         -----------   -----------   -----------
NONINTEREST EXPENSE:
  Salaries and employee benefits           5,820,415     5,089,941     4,640,691
  Occupancy and equipment, net             1,808,689     1,523,415     1,509,384
  Other operating expense                  3,101,251     2,928,380     2,603,767
  Investment securities losses, net           38,790
                                         -----------   -----------   -----------
           Total noninterest expense      10,769,145     9,541,736     8,753,842
                                         -----------   -----------   -----------
           Income before income taxes      6,125,251     4,849,881     4,531,399

INCOME TAX EXPENSE                         1,838,341     1,199,185     1,006,064
                                         -----------   -----------   -----------
           Net income                    $ 4,286,910   $ 3,650,696   $ 3,525,335
                                         ===========   ===========   ===========
NET INCOME PER COMMON SHARE              $      3.59   $      3.06   $      2.95
                                         ===========   ===========   ===========


See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995






                                                                                                Unrealized
                                                                Additional                  Gains (Losses) on
                                                   Common        Paid-In         Retained  Investment Securities,
                                                   Stock         Capital         Earnings       Net of Tax         Total
                                               ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1992                   $  1,356,470    $  2,489,161    $ 18,151,870                    $ 21,997,501

  Net income                                                                      3,525,335                       3,525,335
  Stock dividend                                    135,528       1,886,560      (2,023,855)                         (1,767)
  Cash dividends declared ($.76 per share)                                         (907,135)                       (907,135)
  Unrealized gains on investment securities,
    net of tax                                                                                 $    477,927         477,927
                                               ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1993                      1,491,998       4,375,721      18,746,215         477,927      25,091,861

  Net income                                                                      3,650,696                       3,650,696
  Cash dividends declared ($.81 per share)                                         (966,815)                       (966,815)
  Change in unrealized gains (losses) on
    investment securities, net of tax                                                            (2,351,292)     (2,351,292)
                                               ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1994                      1,491,998       4,375,721      21,430,096      (1,873,365)     25,424,450

  Net income                                                                      4,286,910                       4,286,910
  Cash dividends declared ($.86 per share)                                       (1,026,494)                     (1,026,494)
  Change in unrealized gains (losses) on
    investment securities, net of tax                                                             2,087,260       2,087,260
                                               ------------    ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1995                   $  1,491,998    $  4,375,721    $ 24,690,512    $    213,895    $ 30,772,126
                                               ============    ============    ============    ============    ============


See notes to consolidated financial statements.


                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995



                                                                                   1995            1994            1993
                                                                              ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                                  $  4,286,910    $  3,650,696    $  3,525,335
  Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                  1,200,000       1,130,000       1,050,000
      Depreciation                                                                 897,034         822,880         773,889
      Amortization and accretion, net                                              252,328         275,983         261,301
      Deferred income tax benefit                                                  (70,511)        (80,107)       (149,310)
      Investment securities losses (gains), net                                     38,790         (61,261)        (14,437)
      Net gain on sales of other real estate owned                                 (75,292)       (132,116)       (321,603)
      Changes in assets and liabilities:
          (Increase) decrease in other assets                                     (158,667)         85,494        (563,311)
          Increase (decrease) in other liabilities                                 422,538         (25,697)        182,235
                                                                              ------------    ------------    ------------
            Net cash provided by operating activities                            6,793,130       5,665,872       4,744,099
                                                                              ------------    ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment securities:
    Held to maturity (Held for investment in 1993)                               1,806,300       3,229,100      18,402,903
    Available for sale                                                          24,795,787      17,676,153
  Proceeds from sales of investment securities:
    Available for sale (Held for investment in 1993)                             7,930,625       4,991,719       6,859,399
  Proceeds from sales of other real estate owned                                   217,472         576,250         497,316
  Purchases of investments securities:
    Held to maturity (Held for investment in 1993)                                (352,792)     (2,192,459)    (40,256,019)
    Available for sale                                                         (33,836,891)    (15,645,788)
  Net increase in loans                                                        (11,054,896)    (22,625,222)    (13,811,592)
  Additions to premises and equipment, net                                        (599,686)       (819,300)     (1,029,033)
  Purchases of real estate for resale                                                                             (400,400)
  Cash and cash equivalents paid in excess of cash acquired for purchase of
    United Citizens Bank of Alachua County                                                         (28,924)
                                                                              ------------    ------------    ------------
            Net cash used in investing activities                              (11,094,081)    (14,838,471)    (29,737,426)
                                                                              ------------    ------------    ------------

FINANCING ACTIVITIES:
  Net (decrease) increase in demand, NOW, and savings deposits                  (5,381,983)     12,554,658      13,179,927
  Net increase in certificates of deposit                                       13,891,819       2,520,467      11,030,845
  Net (decrease) increase in U.S. Treasury demand note                            (187,293)     (2,002,298)        626,272
  Proceeds from issuance of note payable                                                         3,500,000
  Payments on note payable                                                        (975,000)
  Cash dividends paid                                                           (1,002,624)       (942,943)       (853,585)
                                                                              ------------    ------------    ------------
            Net cash provided by financing activities                            6,344,919      15,629,884      23,983,459
                                                                              ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,043,968       6,457,285      (1,009,868)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  23,243,647      16,786,362      17,796,230
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 25,287,615    $ 23,243,647    $ 16,786,362
                                                                              ============    ============    ============


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Southeastern Banking Corporation and subsidiaries, Southeastern Bank and Southeastern Bank of Florida (collectively the "Company"), provide a full range of banking services to individual and corporate customers in southeast Georgia and northeast and central Florida. The consolidated financial statements include the accounts of Southeastern Banking Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant accounting and reporting policies:

CASH EQUIVALENTS - Cash equivalents include due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

INVESTMENT SECURITIES - Prior to December 31, 1993, investment securities were carried at cost adjusted for principal payments on mortgage-backed securities, amortization of premiums, and accretion of discounts. Investment securities were carried at this amortized cost basis as the Company had the intent and ability to hold its investment securities to maturity. At December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115)," which addresses the accounting and reporting for certain investments in debt and equity securities. This Statement requires that debt securities which the Company has the positive intent and ability to hold to maturity be classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. No investments are held for trading purposes. Securities not classified as held to maturity are classified as available for sale and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized.

The effect of initial adoption of SFAS No. 115 was to increase stockholders' equity as of December 31, 1993 by $477,927, net of income taxes of $246,205.

Gains and losses on sales of investment securities are recognized upon disposition based upon the adjusted cost of the specific security.

LOANS - Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Interest income on loans is generally recognized on a level-yield basis. Interest income on loans which are made on the discount basis is recognized using the sum-of-the-months-digits method which does not differ materially from the level-yield basis.

Loans are generally placed on a nonaccrual status when the full timely collection of interest or principal becomes uncertain or they become contractually in default for 90 days or more as to either interest or principal, unless they are both well-secured and in the process of collection. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the loan is estimated to be uncollectible. Cash receipts on nonaccrual loans are applied first to outstanding principal balances and then to interest.

ALLOWANCE FOR LOAN LOSSES - Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, value of underlying collateral, and other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged off when, in the opinion of management, such loans are deemed to be uncollectible. Recognized losses are charged to the allowance and subsequent recoveries are added. Although the Company believes it has a sound basis for estimating the amount needed for the allowance for loan losses, actual charge-offs are highly dependent upon future events, including the economies of the areas in which the Company lends.

In 1993, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan (SFAS 114)." This Statement addresses the accounting by creditors for impairment of certain loans and requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market price, or the fair value of the collateral, if the loan is collateral dependent. Adoption of this statement did not have a material effect on results of operations due to the Company's continuing policy of measuring loan impairment based on the fair value of the loan's underlying collateral, which is consistent with the methods prescribed in SFAS 114.

PREMISES AND EQUIPMENT - Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the related assets.

INTANGIBLE ASSETS - Intangible assets consist of deposit base premiums and goodwill. The deposit base premiums are being amortized using the straight-line method over the estimated useful life of 14 years. Goodwill is being amortized using the straight-line method over periods ranging from 15 to 20 years.

INCOME TAXES - The Company files consolidated income tax returns where permissible. Income tax expense (benefit) is allocated to each member of the consolidated group on the basis of their respective taxable income or loss included in the consolidated income tax returns. The Company uses an asset and liability approach to financial accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted tax rates.

LOAN ORIGINATION FEES AND COSTS - Loan origination fees and certain direct loan origination costs are normally capitalized and recognized as an adjustment to the yield on the related loans. As the net amount of loan origination fees for the years ended December 31, 1995, 1994 and 1993 was not significant, no amounts have been capitalized or deferred.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS - In the normal course of business, the Company originates financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These commitments involve varying degrees of risk in excess of the amounts recognized in the consolidated balance sheets. Commitments to extend credit represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. Since many commitments expire without being funded, total commitment amounts do not necessarily represent future liquidity requirements. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, and property, plant and equipment. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party.

EARNINGS PER COMMON SHARE - Earnings per common share are based upon the weighted average number of common shares outstanding during each year.

NOTE 2 - ACQUISITIONS

On October 14, 1994, the Company acquired 100% of the outstanding common stock of United Citizens Bank of Alachua County, Alachua, Florida (Alachua) under the name Southeastern Bank of Florida. The aggregate consideration paid for Alachua was approximately $5,139,000. The source of funds applied toward the purchase of Alachua was cash of the Company as well as a term loan further described in Note
8. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair values of such assets and liabilities at the acquisition date. The purchase price resulted in an excess of costs over net assets acquired of approximately $1,800,000 which is being amortized over a period of 15 years. The results of operations of the acquired bank have been included in the consolidated financial statements from the date of acquisition forward. The acquisition did not have a material effect on the consolidated financial statements.

On January 28, 1993, the Company acquired two branches of Bank South, N.A. The Company received cash, loans, and property and equipment with fair values of approximately $27,970,000 while assuming deposit and other liabilities totaling approximately $28,430,000. The excess of liabilities assumed over net assets acquired was recorded as a deposit premium.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Certain supplemental disclosure of cash flow information and noncash investing and financing activities for the three years ended December 31, 1995 follows:


                                                         1995         1994        1993
                                                      ----------   ----------   ----------
CASH PAID DURING THE YEAR FOR:

  Interest paid to depositors                         $8,943,314   $7,160,921   $6,654,243
                                                      ==========   ==========   ==========

  Interest paid on note payable to bank               $  254,367   $   42,896   $       --
                                                      ==========   ==========   ==========

  Income taxes                                        $1,756,000   $1,324,687   $1,410,500
                                                      ==========   ==========   ==========

NONCASH INVESTING AND FINANCING
  ACTIVITIES:

  Loans foreclosed                                    $1,420,184   $  552,976   $  734,942
                                                      ==========   ==========   ==========

  Loans made in connection with sales of foreclosed
    real estate                                       $  404,000   $  467,150   $  649,800
                                                      ==========   ==========   ==========

  Stock dividend                                                                $2,022,088
                                                                                ==========

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of December 31, 1995 and 1994 are as follows:





                                                                  1995
                                      -----------------------------------------------------------
                                                        Gross           Gross
                                       Amortized      Unrealized      Unrealized         Fair
                                          Cost          Gains           Losses           Value
                                      ------------   ------------    ------------    ------------
Available for sale:
  U.S. Treasury and
    U.S. Government agencies          $ 60,862,532   $    492,500    $   (174,102)   $ 61,180,930
  Mortgage-backed securities             9,564,076         80,060         (74,374)      9,569,762
  Equity securities                        214,300                                        214,300
                                      ------------   ------------    ------------    ------------
                                        70,640,908        572,560        (248,476)     70,964,992
Held to maturity:
  States and political subdivisions     22,780,130      1,196,451         (15,573)     23,961,008
  Corporate bonds                          400,566          1,474                         402,040
                                      ------------   ------------    ------------    ------------
                                        23,180,696      1,197,925         (15,573)     24,363,048
                                      ------------   ------------    ------------    ------------

Total investment securities           $ 93,821,604   $  1,770,485    $   (264,049)   $ 95,328,040
                                      ============   ============    ============    ============




                                                                  1994
                                      -----------------------------------------------------------
                                                        Gross           Gross
                                       Amortized      Unrealized      Unrealized         Fair
                                          Cost          Gains           Losses           Value
                                      ------------   ------------    ------------    ------------
Available for sale:
  U.S. Treasury and
    U.S. Government agencies          $ 58,802,452   $      1,351    $ (2,192,807)   $ 56,610,996
  Mortgage-backed securities            10,569,476         14,755        (661,732)      9,922,499
  Equity securities                        154,050                                        154,050
                                      ------------   ------------    ------------    ------------
                                        69,525,978         16,106      (2,854,539)     66,687,545
Held to maturity:
  States and political subdivisions     24,257,028        393,109        (639,369)     24,010,768
  Corporate bonds                          404,006                           (648)        403,358
                                      ------------   ------------    ------------    ------------
                                        24,661,034        393,109        (640,017)     24,414,126
                                      ------------   ------------    ------------    ------------

Total investment securities           $ 94,187,012   $    409,215    $ (3,494,556)   $ 91,101,671
                                      ============   ============    ============    ============


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are shown below:




                                            Available for Sale           Held to Maturity
                                         -------------------------   -------------------------
                                          Amortized       Fair        Amortized       Fair
                                             Cost         Value          Cost         Value
                                         -----------   -----------   -----------   -----------
Due within one year                      $19,268,130   $19,260,309   $ 2,601,397   $ 2,691,120
Due after one year through five years     41,332,402    41,726,345     9,150,995     9,526,841
Due after five years through ten years                                 8,041,870     8,508,858
Due after ten years                          262,000       194,276     3,386,434     3,636,229
                                         -----------   -----------   -----------   -----------
                                          60,862,532    61,180,930    23,180,696    24,363,048
Mortgage-backed securities                 9,564,076     9,569,762
                                         -----------   -----------   -----------   -----------
          Total                          $70,426,608   $70,750,692   $23,180,696   $24,363,048
                                         ===========   ===========   ===========   ===========


Gross gains of $10,371, $8,760 and $49,975 were realized on sales of investment securities occurring during 1995, 1994 and 1993, respectively. Gross losses of $68,011, $17,271 and $0 were realized on sales of investment securities classified as available for sale during 1995, 1994 and 1993, respectively.

Investment securities with an aggregate carrying value of approximately $32,993,000 and $42,168,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes as required by law.



NOTE 5 - LOANS

Loans outstanding, by classification, are summarized as follows:



                                                 December 31
                                         ---------------------------
                                             1995           1994
                                         ------------   ------------

Commercial, financial and agricultural   $ 76,452,520   $ 69,573,811
Real estate - construction                  6,259,931      5,944,345
Real estate - mortgage                     53,509,163     52,953,787
Consumer, including credit cards           33,005,972     31,749,876
                                         ------------   ------------
       Loans, gross                      $169,227,586   $160,221,819
                                         ============   ============



The following is a summary of transactions in the allowance for loan losses:




                                        Years Ended December 31
                               -----------------------------------------
                                  1995            1994          1993
                               -----------    -----------    -----------

Balance at beginning of year   $ 3,257,000    $ 2,474,962    $ 1,904,419
Reserve of purchased bank                         458,112
Provision for loan losses        1,200,000      1,130,000      1,050,000

Charge-offs                     (1,476,285)    (1,326,666)      (994,486)
Recoveries                         551,157        520,592        515,029
                               -----------    -----------    -----------
     Net charge-offs              (925,128)      (806,074)      (479,457)
                               -----------    -----------    -----------

Balance at end of year         $ 3,531,872    $ 3,257,000    $ 2,474,962
                               ===========    ===========    ===========


The Company's primary lending area is southeast Georgia and northeast and central Florida. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. It is the Bank's lending policy to collateralize real estate loans based upon certain loan to appraised value ratios.

Nonaccrual loans totaled approximately $632,000, $2,214,000 and $l,628,000 as of December 31, 1995, 1994 and 1993. Unrecognized interest income on such loans during the years ended December 31, 1995, 1994 and 1993 totaled approximately $137,000, $194,000 and $168,000.

The Company's subsidiaries engage in customary banking transactions and have outstanding loans to directors, executive officers, principal shareholders, and their affiliates. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1995 was approximately $1,962,000.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment, net of depreciation and amortization, are summarized at December 31, 1995 and 1994 as follows:





                                                1995            1994
                                            ------------    ------------

Land                                        $    851,257    $    851,257
Buildings and leasehold improvements           6,275,341       6,248,199
Furniture and equipment                        4,467,873       4,196,148
Construction in progress                         157,289          21,438
                                            ------------    ------------
                                              11,751,760      11,317,042
Accumulated depreciation and amortization     (4,628,610)     (4,005,926)
                                            ------------    ------------
     Premises and equipment, net            $  7,123,150    $  7,311,116
                                            ============    ============


NOTE 7 - INTEREST-BEARING DEPOSITS

      The following is a summary of interest-bearing deposits by classification at December 31, 1995 and 1994:




                                           1995           1994
                                       ------------   ------------

Interest-bearing demand deposits       $ 52,162,251   $ 61,255,370
Savings                                  25,839,803     29,496,766
Time certificates under $100,000         89,205,554     80,440,023
Time certificates $100,000 or more       36,747,682     31,621,394
                                       ------------   ------------
     Total interest-bearing deposits   $203,955,290   $202,813,553
                                       ============   ============


Interest expense on time certificates of $100,000 or more approximated $2,057,000, $1,136,000 and $1,008,000 for the years ended December 31, 1995,
1994 and 1993, respectively.

NOTE 8 - NOTE PAYABLE

The note payable at December 31, 1995 and 1994 consists of a term loan with principal payments of $425,000 due annually through the September 30, 2004 maturity. Interest is payable currently at 7.5%. The note is collateralized by 100% of the outstanding common stock of Southeastern Bank of Florida.

NOTE 9 - INCOME TAX EXPENSE

The components of income tax expense are as follows:



                            1995           1994           1993
                         -----------    -----------    -----------
Federal:
  Current tax expense    $ 1,769,566    $ 1,207,506    $ 1,129,374
  Deferred tax benefit       (70,511)       (80,107)      (149,310)
                         -----------    -----------    -----------
                           1,699,055      1,127,399        980,064
State:
  Current tax expense        139,286         71,786         26,000
                         -----------    -----------    -----------
                         $ 1,838,341    $ 1,199,185    $ 1,006,064
                         ===========    ===========    ===========

The following schedule summarizes the differences between the actual income tax expense and the income tax expense that would result from applying the Federal statutory income tax rate:


                                                  1995           1994            1993
                                               -----------    -----------    -----------
Taxes at Federal statutory rate                $ 2,035,228    $ 1,624,552    $ 1,531,835
Increase (decrease) resulting from:
  Tax-exempt interest income, net                 (440,868)      (505,930)      (547,770)
  Other, net                                       152,712         33,184          4,839
  State income taxes, net of federal benefit        91,269         47,379         17,160
                                               -----------    -----------    -----------
      Total income tax expense                 $ 1,838,341    $ 1,199,185    $ 1,006,064
                                               ===========    ===========    ===========


The components of net deferred tax assets (liabilities) at December 31, 1995 and 1994 are as follows:




                                                      1995          1994
                                                    ---------    ---------
Deferred tax assets:
  Allowance for loan losses                         $ 832,905    $ 746,890
  Foreclosed real estate                               67,498       86,124
                                                    ---------    ---------
     Total deferred tax assets                        900,403      833,014

Deferred tax liability:
  Accretion of discounts on investment securities     (75,865)     (78,987)
                                                    ---------    ---------
      Net deferred tax asset                        $ 824,538    $ 754,027
                                                    =========    =========


NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company has a noncontributory profit sharing plan which covers substantially all employees. Under the terms of the plan, the Company's contributions are discretionary, but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Total contributions expensed under this plan totaled $282,000, $260,000 and $240,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 11 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES - For investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for similar deposits of similar remaining maturities. The estimate of fair value is not intended to represent market value, deposit base premium or portfolio liquidation value.

U. S. TREASURY DEMAND NOTE - The fair value of the U.S. Treasury demand note is the amount payable on demand at the reporting date.

NOTE PAYABLE - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the note payable.

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 are as follows:




                                             December 31, 1995                 December 31, 1994
                                       ------------------------------    -----------------------------
                                         Carrying           Fair           Carrying          Fair
                                           Value            Value            Value           Value
                                       -------------    -------------    -------------   -------------
Financial assets:
  Cash and cash equivalents            $  25,287,615    $  25,287,615    $  23,243,647   $  23,243,647
  Investment securities                   94,145,688       95,328,040       91,348,579      91,101,671

  Loans, net of unearned income          165,385,302                       156,271,729
    Less:  Allowance for loan losses      (3,531,872)                       (3,257,000)
                                       -------------                     -------------
                                       $ 161,853,430    $ 163,036,000    $ 153,014,729   $ 155,062,000
                                       =============                     =============

Financial liabilities:
  Deposits                             $ 259,539,731    $ 260,317,441    $ 251,029,895   $ 251,685,478
  U.S. Treasury demand note                  448,054          448,054          635,347         635,347
  Note payable                             2,525,000        2,525,000        3,500,000       3,500,000


NOTE 12 - CONDENSED FINANCIAL INFORMATION OF SOUTHEASTERN
          BANKING CORPORATION (PARENT COMPANY ONLY)

      The following represents Parent Company only financial information of Southeastern Banking Corporation:



                            CONDENSED BALANCE SHEETS




                                                               December 31
                                                       ---------------------------
                                                           1995           1994
                                                       ------------   ------------
ASSETS

  Cash                                                 $  1,813,032   $    489,535
  Investment in bank subsidiaries, at equity             30,983,994     28,278,048
  Premises and equipment, net                               114,637        124,671
  Other assets                                              869,868        736,789
                                                       ------------   ------------
       Total assets                                    $ 33,781,531   $ 29,629,043
                                                       ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Liabilities:
    Note payable                                       $  2,525,000   $  3,500,000
    Other liabilities                                       484,405        704,593
                                                       ------------   ------------
       Total liabilities                                  3,009,405      4,204,593
                                                       ------------   ------------
  Stockholders' equity:
    Common stock                                          1,491,998      1,491,998
    Additional paid-in capital                            4,375,721      4,375,721
    Retained earnings                                    24,690,512     21,430,096
                                                       ------------   ------------
          Realized stockholders' equity                  30,558,231     27,297,815
  Unrealized gains (losses) on investment
    securities, net of tax                                  213,895     (1,873,365)
                                                       ------------   ------------
          Total stockholders' equity                     30,772,126     25,424,450
                                                       ------------   ------------
          Total liabilities and stockholders' equity   $ 33,781,531   $ 29,629,043
                                                       ============   ============


                         CONDENSED STATEMENTS OF INCOME




                                            Years Ended December 31
                                   ---------------------------------------
                                      1995          1994          1993
                                   -----------   -----------   -----------

INCOME:
  Dividends                        $ 3,920,000   $ 1,760,000   $ 1,560,000
  Interest income                       28,179        31,602        13,521
  Equity in undistributed income
    of bank subsidiaries               618,685     2,073,493     1,999,177
  Other income                                        46,000        94,800
                                   -----------   -----------   -----------
      Total income                   4,566,864     3,911,095     3,667,498
                                   -----------   -----------   -----------

OPERATING EXPENSES:
  Interest expense                     254,164        43,625
  Occupancy and other expenses         124,087       278,893       130,634
                                   -----------   -----------   -----------
      Total expenses                   378,251       322,518       130,634
                                   -----------   -----------   -----------

      Income before income taxes     4,188,613     3,588,577     3,536,864

INCOME TAX BENEFIT (EXPENSE)            98,297        62,119       (11,529)
                                   -----------   -----------   -----------

      Net income                   $ 4,286,910   $ 3,650,696   $ 3,525,335
                                   ===========   ===========   ===========

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                           Years Ended December 31
                                                                  -----------------------------------------
                                                                      1995          1994            1993
                                                                  -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income                                                      $ 4,286,910    $ 3,650,696    $ 3,525,335
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Equity in undistributed income of bank subsidiaries              (618,685)    (2,073,493)    (1,999,177)
    Depreciation and amortization                                      66,322         59,322         59,322
    Deferred income tax benefit                                        (2,380)
    Changes in assets and liabilities:
      (Increase) decrease in other assets                            (186,986)                       10,129
      (Decrease) increase in other liabilities                       (244,060)       297,216        (26,680)
                                                                  -----------    -----------    -----------
            Net cash provided by operating activities               3,301,121      1,933,741      1,568,929
                                                                  -----------    -----------    -----------

INVESTING ACTIVITIES:
  Cash paid for acquisition                                                       (5,138,702)
  Purchases of real estate for resale, net                                                         (310,000)
  Proceeds from sales of real estate held for resale                                 250,000
                                                                  -----------    -----------    -----------
            Net cash used in investing activities                                 (4,888,702)      (310,000)
                                                                  -----------    -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of note payable                                           3,500,000
  Payments on note payable                                           (975,000)
  Cash dividends paid                                              (1,002,624)      (942,943)      (853,585)
                                                                  -----------    -----------    -----------
            Net cash (used in) provided by financing activities    (1,977,624)     2,557,057       (853,585)
                                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       1,323,497       (397,904)       405,344

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                             489,535        887,439        482,095
                                                                  -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $ 1,813,032    $   489,535    $   887,439
                                                                  ===========    ===========    ===========


NOTE 13 - REGULATORY REQUIREMENTS

The Company's subsidiaries are required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At December 31, 1995, the subsidiaries are required to have minimum Tier 1, total capital, and leverage ratios of 4.00%, 8.00%, and 3.00%, respectively. At December 31, 1995, Southeastern Bank's Tier 1, total capital, and leverage ratios were 17.21%, 18.47%, and 10.03%, respectively; Southeastern Bank of Florida's Tier 1, total capital, and leverage ratios were 13.97%, 15.23%, and 9.31%, respectively.

State banking regulations limit the amount of dividends the Company's subsidiaries may pay without prior approval. The amount of cash dividends available from the subsidiary banks for payment in 1996 without such prior approval is approximately $2,214,000.

NOTE 14 - COMMITMENTS

On September 15, 1995, the Company signed a purchase and acquisition agreement to acquire the Callahan, Hillard, and Yulee offices of Compass Bank of Jacksonville. Under the agreement, the Company will acquire cash, loans and property and equipment, while assuming deposit and other liabilities.

Commitments to extend credit totaled approximately $21,085,000 and $15,852,000 at December 31, 1995 and 1994, respectively. Standby letters of credit totaled approximately $793,000 and $425,000 at December 31, 1995 and 1994, respectively.

NOTE 15 - CONTINGENCIES

The Parent Company and its subsidiaries are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the Company's consolidated results of operations or financial position.






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                                      NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                    DIRECTORS

         The following table lists the names, ages, and principal occupations of the Company's directors:




                                                                                                          YEAR
           NAME AND PRINCIPAL OCCUPATION                                    AGE                    ELECTED DIRECTOR(7)
           -----------------------------                                    ---                    -------------------
1.         Leslie H. Blair(2,3,4)                                           55                            1978
           Vice President, Gowen Timber Company

2.         David H. Bluestein(3,4)                                          53                            1984
           President, Bluestein's Supermarket, Inc.

3.         Gene F. Brannen(1,2,3,4)                                         61                            1984
           President, Brannen Seafood Co., Inc.

4.         William Downey(1,3)                                              62                            1976
           Realtor, Golden Isles Realty Co.
           Treasurer of the Company

5.         Edward R. Gray, Jr.(1,3,4,6)                                     68                            1971
           President of the Company
           Chairman, Southeastern Bank
           Chairman, Southeastern Bank of Florida

6.         Alva J. Hopkins, III(3,5)                                        43                            1978
           Attorney at Law
           President, Toledo Manufacturing Co.

7.         G. Norris Johnson(3,5)                                           60                            1979
           President, Johnson Bros., Inc.

8.         S. Michael Little(1,2,3,4,6)                                     47                            1973
           Vice President of the Company
           President, Southeastern Bank
           Vice Chairman, Southeastern Bank of Florida

9.         J. Clare Proctor(1,3,4)                                          65                            1984
           Tree Farmer

10.        E. B. Stapleton, Jr.                                             77                            1990
           Retired
           Assistant Secretary of the Company


(1)      Member of Executive Committee of the Company.

(2)      Member of Profit-Sharing Committee of the Company.

(3)      Director of Southeastern Bank.

(4)      Member of Executive Committee of Southeastern Bank.

(5)      Member of Audit Committee of Southeastern Bank.

(6) Director of Southeastern Bank of Florida and member of its Executive Committee.

(7) Date of election, if prior to incorporation of the Company, is date first elected director of Southeastern Bank (formerly The Citizens
         Bank).

         All of the directors have been engaged in their respective principal occupation and have been associated with their respective employers for the last five years. All directors have served continuously since their first election.

                               EXECUTIVE OFFICERS

         The following table sets forth the name of each executive officer of the Company and its subsidiaries and the principal positions and offices he holds with the Company. Unless otherwise indicated, each of these officers has served as an executive officer of the Company or its subsidiaries for at least five years. All executive officers serve at the pleasure of the Company's Board of Directors.



    NAME                  INFORMATION ABOUT EXECUTIVE OFFICERS

Edward R. Gray, Jr.       President of the Company.  He is also Chairman of the Board of both Southeastern Bank and
                          Southeastern Bank of Florida.

S. Michael Little         Vice President of the Company.  He is also President of Southeastern Bank and Vice
                          Chairman of Southeastern Bank of Florida.

John C. Williams          Executive Vice President of Southeastern Bank.  Mr. Williams is 52.

W. Daniel Burkhalter      President of Southeastern Bank of Florida and Senior Vice President of Southeastern Bank.
                          Mr. Burkhalter is 42.

Warren R. Stamp           Vice President & Cashier of Southeastern Bank of Florida.  He became an executive officer of the Company upon the acquisition of Alachua.(1) Mr. Stamp is 48.



(1) The Company acquired United Citizens Bank of Alachua County, Alachua, Florida, under the name Southeastern Bank of Florida on October 14, 1994. See Note 2 to the Consolidated Financial Statements for information regarding business combinations.


         There are no family relationships among the directors or executive officers; however, Carolyn T. Gray, wife of Edward R. Gray, Jr., is a director of Southeastern Bank and Assistant Secretary of the Holding Company. None of the directors or executive officers have been involved in legal proceedings relating to the Bankruptcy Act, criminal proceedings, or securities laws violations.

ITEM 11.      EXECUTIVE COMPENSATION.

         Because executive officers are compensated by the respective subsidiaries, the Company paid no salaries or fees to any officer during 1995. The following table sets forth the remuneration of executive officers of the Company's subsidiaries whose aggregate remuneration during the year ended December 31, 1995 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE



                                                                           CASH & CASH-EQUIVALENT
                                                                           FORMS OF REMUNERATION
                                                                       ------------------------------
          NAME OF                   PRINCIPAL                                                                   ALL OTHER
     EXECUTIVE OFFICER               POSITION             YEAR            SALARY              BONUS        COMPENSATION(1,2,3)
     -----------------               --------             ----            ------              -----           ------------
Edward R. Gray, Jr.          President of the             1995         $173,000.00         $49,250.11          $24,915.44
                             Company                      1994          165,000.00          55,144.99           27,359.61
                                                          1993          155,000.00          72,180.30           27,718.57

S. Michael Little            Vice President of the        1995         $133,000.00         $45,916.76          $16,838.84
                             Company                      1994          125,000.00          70,416.68           18,418.25
                                                          1993          115,000.00          68,846.96           15,956.39

John C. Williams             Executive Vice               1995          $87,000.00         $44,250.00          $16,036.64
                             President of                 1994           81,000.00          53,750.00           14,622.73
                             Southeastern Bank            1993           73,500.00          50,615.55           12,234.25

W. Daniel Burkhalter         President of                 1995          $78,000.00         $43,500.00          $13,140.76
                             Southeastern Bank            1994           70,000.00          52,833.34           11,783.13
                             of Florida                   1993           62,500.00          49,698.88            9,748.70


(1) The Company's subsidiaries maintain a qualified profit-sharing plan which covers officers and other employees who have completed one calendar year of service. A participant's interest vests 20% each year, beginning after the third year of service, with 100% vesting at the end of the seventh year. The amount in this column includes the profit-sharing contribution amount set aside for these executive officers: In 1995, the total contribution for these officers was approximately $46,000.00. In 1995, the total contribution for all participants was $282,000.00.

(2) The Company provides group medical and life insurance for officers and employees. Additionally, all of these executive officers are entitled to a $100,000 executive life insurance policy. The premium amount for these policies is included in this total.


(3) This compensation amount does not include the value of any personal benefit that might be derived from the use of an automobile.

                         COMPENSATION PURSUANT TO PLANS

         Southeastern Bank and Southeastern Bank of Florida maintain an Employee Profit-Sharing Plan (the Plan). The purpose of the Plan is to provide employees with an opportunity to share in the profits generated by the subsidiary banks. All employees are eligible to participate in the Plan as of the first day of the year coincident with or next following the date of hire.

         A participating employee's (the "Participant") eligibility for benefits is determined by his or her period of service. A Participant's period of service begins on the commencement date of his employment and continues through (i) periods of temporary illness; (ii) periods of temporary lay-off; (iii) authorized leaves of absence; (iv) periods of termination of employment lasting less than one year; and (v) certain periods of transfer to a member of the controlled group of corporations of which the Company may become a part, as defined by the Employee Retirement Income Security Act and regulations issued thereunder.

         Contributions are made each year in an amount determined by each Bank's Board of Directors, subject to certain limitations regarding earnings. No contributions by Participants are required or permitted. Contributions are placed in a trust account, which is administered by a corporate entity determined by the Company's Board of Directors.

         Although records of the trust are maintained for each Participant's account for accounting purposes, the assets of the trust are not segregated as to individual Participant's accounts. The balances in a Participant's account are adjusted annually to reflect contributions to the trust, income received from trust assets, and any forfeitures which become available during the year.

         A Participant's interest in his account vests 100% when his employment is terminated (i) at or after the Participant attains age 65; (ii) at or after the Participant attains age 59 1/2, has 10 years of service, and early retirement is approved by the Board of Directors; or (iii) due to disability. If termination is caused by a Participant's death, the Participant's beneficiary becomes vested in the Participant's account as of the date of the Participant's death. If a Participant's employment is terminated for any reason other than those set out above, vesting in the Participant's account is determined according to the following schedule:


                                VESTED                   FORFEITED
YEARS OF SERVICE              PERCENTAGES               PERCENTAGES
- ----------------              -----------               -----------
Less than 3 years                   0%                      100%
3 but less than 4                  20                        80
4 but less than 5                  40                        60
5 but less than 6                  60                        40
6 but less than 7                  80                        20
7 or more                         100                         0

         A Participant may choose to receive his benefits in a lump sum, in periodic payments, or by the purchase of an annuity contract.

         The Plan is administered solely by the Profit-Sharing Committee appointed by the Board of Directors. A trustee appointed by the Company has the sole responsibility to administer the trust assets. Both the Profit-Sharing Committee and the trustee are considered fiduciaries of the Plan and have the corresponding duties, obligations, and responsibilities.


                               BOARD COMPENSATION

         Each director of the Company who is not an employee is paid a director's fee of $500.00 per meeting. Additionally, each director of Southeastern Bank who is not an employee is paid a director's fee of $400.00 per month, and, if on the Executive Committee, an additional $350.00 per month. Each director of Southeastern Bank of Florida who is not an employee is paid a director's fee of $250.00 per month, and, if on the Executive Committee, an additional $100.00 per meeting attended.

                       STOCK OPTIONS, WARRANTS, OR RIGHTS

         The Company and its subsidiaries have not issued and do not have outstanding any options, warrants, or rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of the Company's only outstanding class of securities, common stock, $1.25 par value, by (i) the Company's directors and certain executive officers and by all directors and executive officers as a group (13 persons), and by (ii) persons who beneficially own more than 5% of the Company's outstanding common stock as of January 31, 1996:


                                                  Amount and Nature of       Percent
 Title of Class    Name of Beneficial Owner      Beneficial Ownership(1)     Of Class
 --------------    ------------------------      -----------------------     --------
      Common       Leslie H. Blair                          2,780              0.23%
      Common       David H. Bluestein                       4,382              0.37
      Common       Gene F. Brannen                          7,883              0.66
      Common       William Downey                          65,453              5.48
      Common       Edward R. Gray, Jr.                    272,842             22.86
      Common       Alva J. Hopkins, III                    11,466              0.96
      Common       G. Norris Johnson                        2,750              0.23
      Common       S. Michael Little                       32,171              2.70
      Common       J. Clare Proctor                        43,622              3.65
      Common       E. B. Stapleton, Jr.                    20,865              1.75
      Common       John C. Williams                         3,263               .27
      Common       W. Daniel Burkhalter                     5,534               .46

                   All Directors and Executive            473,011             39.62
                   Officers as a Group



(1) Unless otherwise indicated, all shares are owned outright without shared voting and investment power. Shared voting or investment power comes from shares beneficially owned in joint or singular names of spouses or dependents. The number of shares as to which each person has shared powers is as follows: Leslie H. Blair - 1,000 shares; Gene F. Brannen - 6,032; William Downey - 12,389; Edward R. Gray, Jr. - 71,495; Alva J. Hopkins, III - 660; S. Michael Little - 3,671; J. Clare Proctor
         - 42,742, E. B. Stapleton, Jr. - 1,928, John C. Williams - 22, and W. Daniel Burkhalter - 100.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During 1995, the Company's subsidiaries engaged in customary banking transactions and had outstanding loans to directors, executive officers, principal shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Additionally, in the ordinary course of business, the Company buys goods and services from directors who are not employees. These purchases were not significant during 1995. See Note 5 to the Consolidated Financial Statements.



               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1. and 2. - Financial Statements and Schedules

                          INDEX TO FINANCIAL STATEMENTS

                                                                             Page Number
                                                                              In Annual
                                                                                Report
SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

Audited Financial Statements:
     Independent Auditors' Report                                                25
     Consolidated Balance Sheets at December 31, 1995 and
         1994                                                                    26
     Consolidated Statements of Income for each of
         the three years ended December 31, 1995                                 27
     Consolidated Statements of Stockholders' Equity for each of
         the three years ended December 31, 1995                                 28
     Consolidated Statements of Cash Flows for each of
         the three years ended December 31, 1995                                 29
     Notes to Consolidated Financial Statements                                  30

Financial Statement Schedules  - NONE

     (b)      Reports on Form 8-K  - NONE

     (c)      Index to Exhibits:


           Exhibit Table                                                        Page
- ---------------------------------------                            -------------------------------
Articles of Incorporation and By-Laws                              Incorporated by reference from
                                                                   Form 10-K filed for year ended
                                                                   December 31, 1990.

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



                                         SOUTHEASTERN BANKING CORPORATION
                                         (Registrant)



                                         By: /s/  Edward R. Gray, Jr.
                                             Edward R. Gray, Jr., President




                                         By: /s/ S. Michael Little
                                             S. Michael Little, Vice President

Date:         March 12, 1996



     Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated:



/s/  Leslie H. Blair                                    Date:    March 12, 1996
Leslie H. Blair, Director


/s/  David H. Bluestein                                 Date:    March 12, 1996
David H. Bluestein, Director


/s/  Gene F. Brannen                                    Date:    March 12, 1996
Gene F. Brannen, Director


/s/  William Downey                                     Date:    March 12, 1996
William Downey, Director


/s/  Edward R. Gray, Jr.                                Date:    March 12, 1996
Edward R. Gray, Jr., Director


/s/  Alva J. Hopkins, III                               Date:    March 12, 1996
Alva J. Hopkins, III, Director


/s/ G. Norris Johnson                                   Date:    March 12, 1996
G. Norris Johnson, Director


/s/ S. Michael Little                                   Date:    March 12, 1996
S. Michael Little, Director


/s/  J. Clare Proctor                                   Date:    March 12, 1996
J. Clare Proctor, Director


/s/ E. B. Stapleton, Jr.                                Date:    March 12, 1996
E. B. Stapleton, Jr., Director