Form 10-Q
period 1996-03-31
SOUTHEASTERN BANKING CORP
filed 1996-05-15
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended.................................................. 03-31-96
Commission File Number.................................................  2-83157

                        SOUTHEASTERN BANKING CORPORATION
- --------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                        GEORGIA                                 58-1423423
- ---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                (I. R. S. Employer
            or organization)                                 Identification No.)

            1010 NORTHWAY STREET
            DARIEN, GEORGIA                                         31305
- ---------------------------------------                      -------------------
(Address of principal executive office)                           (Zip Code)


Registrant's telephone number, including area code             (912) 437-4141
                                                             -------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                SHARES OUTSTANDING
- -----                                                ------------------
Common Stock  $1.25 Par Value                        1,193,599 Shares at 4-30-96


                    THIS DOCUMENT CONSISTS OF _______ PAGES.
               THE EXHIBIT INDEX IS LOCATED AT PAGE ____________.

               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                  (UNAUDITED)

               ASSETS                                  3/31/96        12/31/95
                                                    ---------------------------
Cash and due from banks                             $ 12,969,521   $ 17,257,615

Federal funds sold                                    21,570,000      8,030,000
                                                    ---------------------------
             Cash and cash equivalents                34,539,521     25,287,615

Investment securities:
       Held to maturity (market value of
           approximately $22,693,000 at
           March 31, 1996 and $24,363,000
           at December 31, 1995)                      21,822,763     23,180,696
       Available for sale, at market value            83,757,455     70,964,992
                                                    ---------------------------
             Total investment securities             105,580,218     94,145,688

Loans, gross                                         177,281,855    169,227,586
       Unearned income                               (3,691,551)     (3,842,284)
       Allowance for loan losses                     (3,658,269)     (3,531,872)
                                                    ---------------------------
             Loans, net                              169,932,035     61,853,430

Premises and equipment, net                            8,622,690      7,123,150
Intangible assets                                      3,650,288      2,995,981
Other assets                                           5,535,348      5,549,918
                                                    ---------------------------
             Total assets                           $327,860,100   $296,955,782
                                                    ===========================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing deposits                  $ 51,911,564   $ 55,584,441
      Interest-bearing deposits                      236,864,305    203,955,290
                                                    ---------------------------
           Total deposits                            288,775,869    259,539,731

U. S. Treasury demand note                             1,800,572        448,054
Note payable                                           2,225,000      2,525,000
Other liabilities                                      3,932,074      3,670,871
                                                    ---------------------------
           Total liabilities                         296,733,515    266,183,656
                                                    ---------------------------
Stockholders' equity:
      Common stock - $1.25 par value; authorized
         10,000,000 shares; issued and outstanding     1,491,998      1,491,998
         1,193,599 shares

      Additional paid-in-capital                       4,375,721      4,375,721
      Retained earnings                               25,612,377     24,690,512
                                                    ---------------------------
           Realized stockholders' equity              31,480,096     30,558,231
      Unrealized (losses) gains on
           investment securities, net                   (353,511)       213,895
                                                    ---------------------------
           Total stockholders' equity                 31,126,585     30,772,126
                                                    ---------------------------
             Total liabilities and stockholders'
             equity                                 $327,860,100   $296,955,782
                                                    ===========================

See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31
                                                     1996           1995
                                                 ---------------------------
Interest Income:
      Loans, including fees                      $ 4,751,640    $ 4,426,587
      Federal funds sold                             159,391        165,021
      Investment securities:
          Taxable                                  1,162,493        989,144
          Tax-exempt                                 315,633        354,996
                                                 --------------------------
                  Total interest income            6,389,157      5,935,748
                                                 --------------------------
Interest expense:
      Deposits                                     2,617,598      2,220,275
      U. S. Treasury demand note                      14,888         17,098
      Note payable to bank                            41,380         68,493
                                                 --------------------------
                  Total interest expense           2,673,866      2,305,866
                                                 --------------------------

                  Net interest income              3,715,291      3,629,882

Provision for loan losses                            300,000        300,000
                                                 --------------------------
                  Net interest income after
                  provision for loan losses        3,415,291      3,329,882
                                                 --------------------------
Other income:
     Service charges on deposit accounts             713,304        636,811
     Investment securities gains (losses), net          781        (50,432)
     Other operating income                          244,200        278,317
                                                 --------------------------
                  Total other income                 958,285        864,696
                                                 --------------------------
Other expense:
     Salaries and employee benefits                1,572,236      1,560,547
     Net occupancy and equipment                     484,515        435,391
     Other operating expense                         668,409        793,622
                                                 --------------------------
                  Total other expense              2,725,160      2,789,560
                                                 --------------------------

                  Income before income taxes       1,648,416      1,405,018

Income tax expense                                   511,703        382,411
                                                 --------------------------
                  Net income                     $ 1,136,713    $ 1,022,607
                                                 ==========================
Net income per share based on
    1,193,599 shares outstanding                       $0.95          $0.86
                                                 ==========================
Dividends per share                                    $0.18          $0.17
                                                 ==========================

See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)


                                                               THREE MONTHS ENDED MARCH 31
                                                             1996                       1995
                                                        ----------------------------------------
Cash flows from operating activities:
    Net income                                          $  1,136,713                $  1,022,607
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                            300,000                     300,000
        Depreciation                                         277,282                     226,047
        Amortization and accretion, net                       70,762                      69,600
        Investment securities (gains) losses, net               (781)                     50,432
        Net gains on sales of other real estate owned        (33,665)                    (18,075)
        Changes in assets and liabilities:
        (Increase) decrease in other assets                  (31,548)                     50,792
        Increase (decrease) in other liabilities             331,189                     (53,045)
                                                        ----------------------------------------
                    Net cash provided by
                      operating activities                 2,049,952                   1,648,358
                                                        ----------------------------------------
Cash flows from investing activities:
   Proceeds from maturities of investment
      securities:
        Held to maturity                                   1,664,600                     573,000
        Available for sale                                12,270,538                   7,022,357
   Proceeds from sales of investment securities:
        Available for sale                                                             3,954,688
   Proceeds from sales of other real estate owned            353,423                      30,788
   Purchases of investment securities:
        Held to maturity                                    (314,139)
        Available for sale                               (25,912,726)                (12,830,000)
   Net increase in loans                                  (6,376,462)                   (462,963)
   Additions to premises and equipment, net                 (372,143)                    (45,058)
   Net funds received in branch acquisitions              19,594,317
                                                        ----------------------------------------
                    Net cash provided by
                      (used in) investing activities         907,408                  (1,757,188)
                                                        ----------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in demand, NOW, and
          savings deposits                                 5,615,050                  (5,704,768)
   Net increase in certificates of deposit                    44,738                   6,946,670
   Net increase in U. S. Treasury demand note              1,352,518                     329,298
   Payments on note payable                                 (300,000)
   Cash dividends paid                                      (417,760)                   (393,888)
                                                        ----------------------------------------
                    Net cash provided by
                      financing activities                 6,294,546                   1,177,312
                                                        ----------------------------------------
                    Net increase in cash and
                      cash equivalents                     9,251,906                   1,068,482

Cash and cash equivalents at beginning of year            25,287,615                  23,243,647
                                                        ----------------------------------------
Cash and cash equivalents at March 31                   $ 34,539,521                $ 24,312,129
                                                        ========================================

See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                   (UNAUDITED)

1.          ACQUISITIONS

            On February 15, 1996, the Company acquired three branches of Compass Bank in North Florida's Nassau County. The Company received cash, loans, and property and equipment with fair values of approximately $22,982,000 while assuming deposit and other liabilities totaling approximately $23,709,000. The excess of liabilities assumed over net assets acquired was recorded as a deposit premium.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and northeast and central Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At March 31, 1996, Southeastern Bank had total assets of approximately $265,459,000.* Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Alachua and its branch offices in Callahan, Gainesville, Hilliard, Jonesville, and Yulee. At March 31, 1996, Southeastern Bank of Florida had total assets of approximately $69,017,000.* Both banks provide traditional deposit and credit services to individual and corporate customers.

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

            On February 15, 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County. Geographically, Nassau County borders Camden and Charlton Counties in South Georgia where the Company has existing offices. The Company received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities.

            Earning assets, which consist of federal funds sold, investment securities,** and loans, grew approximately $34,039,000 since December 31, 1995. The acquisition of the Nassau County branches and deposit growth were the main factors in the current period increase. The Company received a considerable amount of funds from the Nassau County branches because of their low net loans to deposit ratio. The excess funds from these branches and funds from other deposit growth were invested primarily in federal funds sold and investment securities. Federal funds sold were up $13,540,000 from year-end 1995 while investment securities were up $12,294,000. Virtually all of the securities purchased were U.S. Treasury and Agency obligations.

            Net loans grew $8,205,000 or 4.96% at March 31, 1996 compared to December 31, 1995. Loans acquired from Compass accounted for $2,041,054 or 24.88% of the current period increase. The net loans to deposit ratio was 60.11% compared to 63.72% at December 31, 1995. Nonaccrual loans totaled $608,000 or
 .35% of net loans at March 31, 1996, down from 1995 levels. During the first quarter of 1995, net loans increased a mere $340,710 or .22% from December 31, 1994. The loan balances a year ago primarily reflected the repayment of several large commercial loans.

            The allowance to net loans ratio was 2.11% at March 31, 1996 compared to 2.23% and 2.14% at March 31, 1995 and 1994. Net charge-offs totaled $173,603, up $114,879 from the first quarter of 1995. The provision provided from income was $300,000 for each of the first quarters of 1996 and 1995.

            Gross premises and equipment increased during the current quarter due to the acquisition of the Nassau County branches; the purchase of the Jonesville office which was previously leased; and the purchase of additional proof equipment for the centralized proof center.

            Intangible assets increased during the current quarter due to the deposit premium associated with the Nassau County branches. Other assets declined $14,570 or .26%. The increase in deferred taxes on unrealized gains and losses on investment securities was offset by a $345,242 decline in foreclosed real estate. Management continues to market the other real estate parcels held; at March 31, 1996, foreclosed real estate balances totaled $1,048,031.

 *Stand-alone basis
**At amortized cost

                                    LIQUIDITY

            Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities of the loan and investment securities portfolios. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary.

            The Company's core deposit base is the foundation for its liquidity position. Deposits grew $29,236,138 or 11.26% at March 31, 1996, with approximately $2,914,000 and $26,322,000 of the growth being attributable to SEB and SEBF, respectively. Deposits assumed from the Nassau County branches accounted for most of the growth in SEBF's deposits during the current quarter. Interest-bearing deposits grew $32,909,015 while noninterest-bearing deposits declined $3,672,877, representing 17.98% of total deposits at quarter-end versus 21.42% at December 31, 1995. Savings were the largest-growing component of interest-bearing deposits, accounting for $22,053,897 of the growth since year-end 1995. The growth in savings deposits resulted primarily from the March 1996 introduction of our new SMARTSAVER Account that pays a 6% annual percentage yield. Certificates of deposit and interest-bearing demand deposits accounted for the remaining $10,516,953 and $338,165 growth in interest-bearing deposits. During the first three months of 1995, deposits grew $1,241,902 or .49%.

            In addition to deposits and the other liquidity sources mentioned above, the Company's capital position has enabled it to make arrangements with correspondent banks to handle any unusual short-term liquidity needs.

            The Company continued to prepay on its note payable, paying $300,000 during the first quarter. Principal payments of $425,000 are due annually. Besides assuming deposit liabilities, the Company did not incur any debt in connection with its acquisition of the Nassau County branches.

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

            The Company's interest rate sensitivity position at March 31, 1996 is set forth in the table below:

INTEREST RATE
SENSITIVITY
(Amounts in Thousands)
                                                                             REPRICING WITHIN
                                                       ----------------------------------------------------------
                                                                                                MORE
                                                          0-3          4-12       ONE-FIVE   THAN FIVE
                                                         MONTHS       MONTHS        YEARS      YEARS      TOTAL
                                                       ==========================================================
Interest Rate Sensitive Assets:
   Federal Funds Sold                                  $  21,570                                         $ 21,570
   Securities*                                             7,750       15,579       65,231     17,035     105,595
   Loans                                                  84,829       27,493       46,865     18,095     177,282
                                                       ----------------------------------------------------------
      Total Interest Rate Sensitive Assets             $ 114,149     $ 43,072     $112,096    $35,130    $304,447

Interest Rate Sensitive Liabilities:
   Deposits                                            $  99,051     $ 63,591     $ 47,852    $   188    $210,682
   U. S. Treasury Demand Note                              1,801                                            1,801
   Note Payable                                            2,225                                            2,225
                                                       ----------------------------------------------------------
      Total Interest Rate Sensitive
      Liabilities                                      $ 103,077     $ 63,591     $ 47,852    $   188    $214,708
                                                       ----------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                          $  11,072     $(20,519)    $ 64,244    $34,942    $ 89,739
                                                       ==========================================================
CUMULATIVE INTEREST RATE SENSITIVITY GAP               $  11,072     $ (9,447)    $ 54,797    $89,739
                                                       ==========================================================
CUMULATIVE GAP AS A % OF TOTAL ASSETS-
MARCH 31, 1996                                              3.30%       (2.82)%      16.33%     26.74%
                                                       ==========================================================
Cumulative GAP as a % of Total
  Assets-December 31, 1995                                  4.36%        (.29)%      17.62%     29.59%
                                                       ==========================================================
Cumulative GAP as a % of Total
  Assets-March 31, 1995                                      .46%       (3.88)%      18.26%     29.34%
                                                       ==========================================================

* Distribution of maturities for available for sale securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms. Equity securities are excluded.

            At March 31, 1996, the gap analysis indicates a negative cumulative gap position through the one year time interval of $9,447,000. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 78% of rate sensitive liabilities and 52% of rate sensitive assets repricing within one year. Overall changes in the Company's gap position since December 31, 1995 and March 31, 1995 were insignificant.

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

                                CAPITAL RESOURCES

            Realized stockholders' equity increased $921,865 or 3.02% during the first quarter of 1996, an increase in book value of $0.77 per share. Unrealized stockholders' equity declined $567,406 since year-end 1995; this decline reflects the impact of market interest rates on investment securities classified as available for sale. Consistent with our objectives, the Company maintains capital ratios well above regulatory requirements. Our capital ratios for the most recent periods are presented in the table below.

            Capital adequacy is measured with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. Regulatory guidelines define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiaries are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. Additionally, the Company is subject to a Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. Unrecognized gains and losses on investment securities are excluded from the calculation of risk-based capital.

            The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital of 10%, and Tier 1 leverage ratio of 5%. At March 31, 1996, the Company's Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios were 15.26%, 16.52%, and 9.23%. As expected, our capital ratios have declined since year-end 1995 due to our acquisition of the Nassau County branches.

SOUTHEASTERN BANKING CORPORATION           3/31/96           12/31/95         3/31/95          12/31/94
=======================================================================================================
  Tier 1 Capital Ratio                      15.26%            16.26%          15.47%            15.07%
- -------------------------------------------------------------------------------------------------------
  Total Risk-Based Capital Ratio            16.52%            17.52%          16.73%            16.33%
- -------------------------------------------------------------------------------------------------------
  Tier 1 Leverage Ratio                      9.23%             9.67%           8.81%             8.79%
- -------------------------------------------------------------------------------------------------------
  Realized Shareholders' Equity
   to Assets                                 9.60%            10.30%           9.77%             9.56%
- -------------------------------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

            Net income for the quarter totaled $1,136,713 or $0.95 per share, up $114,106 or 11.16% over the same period in 1995 which was up 23.39% over 1994. The return on beginning equity was 14.88% at March 31, 1996 versus 14.98% at March 31, 1995. The improvement in net income resulted from increases in net interest and other income and overall declines in operating expenses. The loan portfolio was the primary factor in the interest income improvement. For the first three months of 1996, interest and fees on loans were up $325,053 or 7.34%. This increase resulted from higher average balances, because loan yields remained consistent with 1995 levels. The yield on loans was 11.56% at March 31, 1996. Because the loans acquired from Compass were not significant to the total loan portfolio, they had little impact on our March 31, 1996 operating results. After giving effect to the increase in interest and fees on loans resulting from SEBF, whose operating results were included in the consolidated financial statements from the date of acquisition forward, interest income on loans increased $785,030 or 25.29% at March 31, 1995 compared to March 31, 1994. The improvement in interest and fees on loans during the prior year was marked by a 16.90% increase in average loan balances at SEB.

            Interest income on taxable investment securities increased $173,349 or 17.53% during the quarter ended March 31, 1996. The increase in interest earnings on investment securities resulted from higher average balances and higher yields. The higher average balances were a direct result of the excess funds received from the Nassau County branches and the funds generated by other deposit growth. The yield on taxable investment securities was 6.01% at March 31, 1996, up 32 basis points from March 31, 1995. Interest income on tax-exempt securities declined $39,363 or 11.09% during the current period. The calls and maturities of these securities have exceeded recent purchases. In addition, the yield on tax-exempt securities declined 15 basis points from March 31, 1995 to 9.16% at March 31, 1996. After giving effect to the increase attributable to SEBF, interest income on taxable investment securities declined $135,543 or 13.72% during the quarter ended March 31, 1995; interest income on tax-exempt securities declined $39,085 or 9.92%.

            Though the average balances of federal funds sold increased 6.05%, the interest earnings on federal funds sold declined $5,630 or 3.41% at March 31, 1996 compared to March 31, 1995. This decline resulted from a 51 basis point drop in yield at March 31, 1996 compared to March 31, 1995. During the first quarter of 1995, SEBF contributed $35,060 in interest income on federal funds sold. The remaining $72,062 increase in earnings on federal funds sold in the prior year was attributable to higher average balances and yields at SEB.

            Because of higher average balances and higher rates, the interest expense on deposits was up $397,323 or 17.90% during the current quarter. For the first three months of 1996, the average interest paid on deposits was 4.85%, up 45 basis points from the same period last year. Approximately 47% of the increase was due to SEBF, including the Nassau County branches. Because the SmartSaver deposit program was not introduced until March 1996, it did not have a significant effect on first quarter interest expense. Interest expense on deposits increased $560,676 or 33.78% at March 31, 1995. Approximately 50.40% of the increase last year was due to SEBF. Because the Company continues to prepay the principal on the term loan, interest expense on long-term debt declined $27,113 during the first quarter of 1996. The average interest paid on the term loan during the first quarter of 1996 was 7.42%, down 41 basis points from last year.

            In summary, net interest income increased $85,409 or 2.35% during the quarter ended March 31, 1996 compared to March 31, 1995. During the same period last year, net interest income increased $756,259 or 26.32%. SEBF contributed $493,389 in net interest income during the first quarter of 1996 compared to $427,160 during the first quarter of 1995.

OTHER INCOME

            Other income grew $93,589 or 10.82% during the first quarter of 1996 compared to the first quarter of 1995. Increases in service charges on deposit accounts and gains versus losses on investment securities were the primary factors in the current results. SEBF added $90,135 in noninterest income during the first quarter of 1995. The remaining $22,832 improvement at March 31, 1995 resulted from increases in service charges on deposit accounts and commissions from the sale of credit life insurance; these increases offset declines in book gains on sales of other real estate owned and realized losses on sales of investment securities.

OTHER EXPENSE

            The change in salaries and employee benefits was not significant at March 31, 1996 compared to March 31, 1995. Salaries and employee benefits were up $365,894 or 30.63% during the same period in 1995. Approximately 57% of the prior year increase was attributable to SEBF; the remaining increase was attributable to increased benefit accruals at SEB. Increases in net occupancy and equipment expense at March 31, 1996 resulted largely from increased computer maintenance costs and the additional depreciation and other occupancy expenses associated with the Nassau County locations. Other operating expenses declined $125,213 or 15.78% at March 31, 1996 compared to 1995. The $139,496 decline in
FDIC insurance premiums was partially offset by the start-up costs associated with the acquisition of the Nassau County branches. Net occupancy and equipment expense and other operating expense increased 23.81% and 12.01% during the first quarter of 1995 compared to 1994. Virtually all of last year's increase in net occupancy and equipment expense and other operating expense was attributable to SEBF.

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

                                  SOUTHEASTERN BANKING CORPORATION
                                  (REGISTRANT)

                                  By: /s/ S. MICHAEL LITTLE
                                      --------------------------------
                                  S. Michael Little, Vice-President

                                  By: /s/ WANDA D. PITTS
                                      --------------------------------
                                  Wanda D. Pitts, Secretary

Date: MAY 10, 1996