Form 10-Q
period 1996-09-30
SOUTHEASTERN BANKING CORP
filed 1996-11-15
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended.................................................. 09-30-96
Commission File Number.................................................  2-83157


                        SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


            GEORGIA                                     58-1423423
-------------------------------           --------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

         1010 NORTHWAY STREET
         DARIEN, GEORGIA                                  31305
---------------------------------------                -----------
(Address of principal executive office)                (Zip Code)


Registrant's telephone number, including area code       (912) 437-4141
                                                   ---------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                 YES [X] NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                                    SHARES OUTSTANDING
-----                                                    -------------------

Common Stock  $1.25 Par Value                       3,580,797 Shares at 10-31-96


                        THIS DOCUMENT CONSISTS OF 14 PAGES.

                     THE EXHIBIT INDEX IS LOCATED AT PAGE 13.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                  (UNAUDITED)





               ASSETS                                   9/30/96      12/31/95
                                                    -------------  ------------

Cash and due from banks                             $  13,884,108  $ 17,257,615

Federal funds sold                                      3,740,000     8,030,000
                                                    -------------  ------------
             Cash and cash equivalents                 17,624,108    25,287,615

Investment securities:
       Held to maturity (market value of approximately
           $23,779,000 at September 30, 1996 and
           $24,363,000 at December 31, 1995)           23,004,415    23,180,696
       Available for sale, at market value             88,519,745    70,964,992
                                                    -------------  ------------
             Total investment securities              111,524,160    94,145,688

Loans, gross                                          188,855,331   169,227,586
       Unearned income                                (3,661,754)    (3,842,284)
       Allowance for loan losses                      (4,277,495)    (3,531,872)
                                                    -------------  ------------
             Loans, net                               180,916,082   161,853,430

Premises and equipment, net                             8,553,443     7,123,150
Intangible assets                                       3,474,074     2,995,981
Other assets                                            6,314,193     5,549,918
                                                    -------------  ------------
             Total assets                           $ 328,406,060  $296,955,782
                                                    =============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing deposits                  $  50,733,395  $ 55,584,441
      Interest-bearing deposits                       236,602,411   203,955,290
                                                    -------------  ------------
           Total deposits                             287,335,806   259,539,731

U. S. Treasury demand note                              2,550,018       448,054
Note payable                                            1,450,000     2,525,000
Other liabilities                                       4,373,723     3,670,871
                                                    -------------  ------------
           Total liabilities                          295,709,547   266,183,656
                                                    -------------  ------------
Stockholders' equity:
      Common stock - $1.25 par value;  authorized
         10,000,000 shares; issued and outstanding      4,475,996     1,491,998
         3,580,797 and 1,193,599 shares
      Additional paid-in-capital                        1,391,723     4,375,721
      Retained earnings                                27,582,812    24,690,512
                                                    -------------  ------------
           Realized stockholders' equity               33,450,531    30,558,231
      Unrealized (losses) gains on investment
       securities, net                                   (754,018)      213,895
                                                    -------------  ------------
           Total stockholders' equity                  32,696,513    30,772,126
                                                    -------------  ------------
             Total liabilities and stockholders'    $ 328,406,060 $ 296,955,782
              equity                                ============= =============

See notes to consolidated financial statements.


               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)



                                           QUARTER ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                                                1996          1995             1996              1995
                                           --------------------------      ------------------------------
Interest Income:
      Loans, including fees                $  5,159,778   $ 4,691,130      $ 14,875,656     $  13,662,308
      Federal funds sold                         52,075       105,349           394,144           415,586
      Investment securities:
          Taxable                             1,452,539     1,075,422         4,015,644         3,175,395
          Tax-exempt                            328,330       337,341           966,616         1,040,249
                                           --------------------------      ------------------------------
            Total Interest Income             6,992,722     6,209,242        20,252,060        18,293,538
                                           --------------------------      ------------------------------
Interest expense:
      Deposits                                2,923,461     2,474,499         8,498,696         7,161,407
      U. S. Treasury demand note                 16,611        28,923            42,411            59,283
      Note payable to bank                       28,859        61,820           106,585           198,013
                                           --------------------------      ------------------------------
           Total interest expense             2,968,931     2,565,242         8,647,692         7,418,703
                                           --------------------------      ------------------------------
           Net interest income                4,023,791     3,644,000        11,604,368        10,874,835

Provision for loan losses                       310,000       300,000           910,000           900,000
                                           --------------------------      ------------------------------
           Net interest income after
           provision for loan losses          3,713,791     3,344,000        10,694,368         9,974,835
                                           --------------------------      ------------------------------
Other income:
     Service charges on deposit acccounts       807,663       677,615         2,328,214         1,975,094
     Other operating income                     174,764       139,511           667,949           596,975
                                           --------------------------      ------------------------------
           Total other income                   982,427       817,126         2,996,163         2,572,069
                                           --------------------------      ------------------------------
Other expense:
     Salaries and employee benefits           1,652,497     1,496,777         4,856,690         4,464,176
     Net occupancy and equipment                546,000       450,141         1,535,119         1,320,465
     Other operating expense                    718,342       626,710         2,166,125         2,223,973
     Investment securities losses, net            5,197         1,630            17,235            40,614
                                           --------------------------      ------------------------------
           Total other expense                2,922,036     2,575,258         8,575,169         8,049,228
                                           --------------------------      ------------------------------
           Income before icome taxes          1,774,182     1,585,868         5,115,362         4,497,676

Income tax expense                              549,262       478,554         1,578,518         1,326,881
                                           --------------------------      ------------------------------
           Net income                      $  1,224,920   $ 1,107,314      $  3,536,844      $  3,170,795
                                           ==========================      ==============================
Net income per share based on
    3,580,797 shares outstanding                  $0.34         $0.31             $0.99             $0.89
                                           ==========================      ==============================
Dividends per Share                               $0.06         $0.06             $0.18             $0.17
                                           ==========================      ==============================

See notes to consolidated financial statements.



               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                     1996              1995
                                                                ------------------------------
Cash flows from operating activities:
    Net income                                                  $ 3,536,844        $ 3,170,795
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                   910,000            900,000
        Depreciation                                                746,691            632,783
        Amortization and accretion, net                             241,069            182,010
        Deferred income tax benefit                                (351,985)          (170,411)
        Investment securities losses, net                            17,235             40,614
        Net gains on sales of other real estate owned              (109,381)           (44,865)
        Changes in assets and liabilities:
        Increase in other assets                                   (414,369)          (161,148)
        Increase in other liabilities                               772,838            578,379
                                                                 -----------------------------
          Net cash provided by operating activities               5,348,942          5,128,157
                                                                 -----------------------------
Cash flows from investing activities:
       Proceeds from maturities of investment securities:
        Held to maturity                                          2,490,700          1,619,300
        Available for sale                                       23,503,724         17,241,634
       Proceeds from sales of investment securities:
        Available for sale                                        6,377,250          7,930,625
       Proceeds from sales of other real estate owned               360,034            195,802
       Purchases of investment securities:
        Held to maturity                                         (2,333,834)          (352,792)
        Available for sale                                      (48,911,828)       (25,837,828)
       Net increase in loans                                    (17,772,119)        (9,769,053)
       Additions to premises and equipment, net                    (723,427)          (414,895)
       Net funds received in branch acquisitions                 19,497,817
                                                                ------------------------------
          Net cash used in investing activities                 (17,511,683)        (9,387,207)
                                                                ------------------------------
Cash flows from financing activities:
      Net increase (decrease) in demand, NOW, and
          savings deposits                                       12,598,605        (16,945,017)
      Net (decrease) increase in certificates of deposit         (8,278,880)        12,297,813
      Net increase in U. S. Treasury demand note                  2,101,964          2,123,043
      Payments on note payable                                   (1,075,000)          (475,000)
      Cash dividends paid                                          (847,455)          (799,712)
                                                                 -----------------------------
          Net cash provided by (used in) financing activities     4,499,234         (3,798,873)
                                                                 -----------------------------
          Net decrease in cash and cash equivalents              (7,663,507)        (8,057,923)

Cash and cash equivalents at beginning of year                   25,287,615         23,243,647
                                                                ------------------------------
Cash and cash equivalents at September 30                       $17,624,108        $15,185,724
                                                                ==============================

See notes to consolidated financial statements.


                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)



1.       ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

         All adjustments necessary to a fair statement of the results for the interim periods presented have been made. These adjustments include estimated accruals for various fringe benefit and other transactions normally determined or settled at year-end. These adjustments are of a normal recurring nature.

2.       ACQUISITIONS

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

2.       STOCKHOLDERS' EQUITY

         On June 11, 1996, the Board of Directors declared a three-for-one stock split distributable on August 9, 1996 to stockholders of record at the close of business on July 26, 1996. All per share amounts have been restated to reflect the stock split. The issuance of the stock split increased the Company's outstanding common stock from 1,193,599 shares to 3,580,797 shares.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and northeast and central Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At September 30, 1996, Southeastern Bank had total assets of approximately $257,086,000.* Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Alachua and its branch offices in Callahan, Gainesville, Hilliard, Jonesville, and Yulee. At September 30, 1996, Southeastern Bank of Florida had total assets of approximately $71,524,000.* Both banks provide traditional deposit and credit services to individual and corporate customers.

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

         Total assets grew approximately $31,450,000 or 10.59% at September 30, 1996 compared to year-end 1995. The acquisition of the Nassau County branches and deposit growth were the main factors in the current period increase. The Company received a considerable amount of funds from the Nassau County branches because of their low net loans to deposit ratio. The excess funds from these branches and funds from other deposit growth were invested primarily in federal funds sold and investment securities for the year-to-date period. (See the Operations section of this Discussion and Analysis for more details.) Investment securities grew $18,845,007** since December 31, 1995; virtually all of the securities purchased were U.S. Treasury and Agency obligations. Total assets increased $1,591,060 or .56% at September 30, 1995 compared to December 31, 1994. At September 30, 1996 and 1995, earning assets represented approximately 90% of total assets.

LOANS

         Net loans grew $19,808,275 or 11.98% at September 30,1996 compared to December 31, 1995 after increasing $8,634,237 or 5.53% during the same period last year. Loans acquired from Compass accounted for approximately $2,000,000 of the nine month increase. The net loans to deposit ratio was 64.45% at September 30, 1996 versus 63.72% at December 31, 1995. Nonaccrual loans represented .32% of net loans at September 30, 1996 compared to .38% at December 31, 1995 and
 .77% at September 30, 1995. Total nonperforming loans represented 1.51% of net loans at September 30, 1996 compared to 1.13% at December 31, 1995 and 1.72% at September 30, 1995. At September 30, 1996, approximately $250,000 or 42% of nonaccrual loans pertained to a single borrower and approximately $421,000 of restructured loans pertained to a separate single borrower. Management is unaware of any other material concentrations within nonperforming loans. The following table provides information about nonperforming loans and foreclosed real estate.



RISK ELEMENTS OF LOANS (AMOUNTS IN THOUSANDS)                    9/30/96   12/31/95   9/30/95   12/31/94
                                                                 -------   --------   -------   --------
Nonaccrual loans                                                 $   590   $    632   $ 1,274   $  2,214
Loans past due 90 days or more and still accruing                  1,647      1,245     1,564      1,009
Restructured loans                                                   561
                                                                 -------   --------   -------   --------
    Total nonperforming loans                                      2,798      1,877     2,838      3,223
Foreclosed real estate                                               920      1,393       747        534
                                                                 -------   --------   -------   --------
    Total nonperforming loans and forclosed real estate          $ 3,718   $  3,270   $ 3,585   $  3,757
                                                                 =======   ========   =======   ========

Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms is doubtful; loans which are contractually past due 90 days or more as to interest or principal; and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Foreclosed real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of charging the loan amount against the allowance for loan losses. The Company changes the status of loans categorized as commercial, financial, agricultural, and real estate to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is expensed. Potential problem loans not included in nonperforming loans at September 30, 1996 totaled approximately $800,000; all known potential problems loans were included in nonperforming loans for the other periods presented. At September 30, 1996 and December 31, 1995, the Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans.

         The Company maintains an allowance for loan losses, available to absorb potential losses in the loan portfolio, at a level determined by management based on review of all loans, general economic conditions of the Company's trade areas, and historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the monthly provision for loan losses should be made. The allowance to net loans ratio was 2.31% at September 30, 1996 versus 2.14% at December 31, 1995. The provision provided from income totaled $310,000 and $910,000 for the quarter and nine months ended September 30, 1996. Net charge-offs totaled approximately $165,000 for the nine months ended September 30, 1966 compared to $725,000 at September 30, 1995. The decline in net charge-offs at September 30, 1996 resulted from substantial recoveries during the third quarter. Management anticipates that charge-offs will increase moderately during the fourth quarter of 1996. Changes to the allowance as a percent to total nonperforming assets were not significant for the periods presented. Activity in the allowance for the year-to-date period is presented below.

ALLOWANCE FOR LOAN LOSSES (AMOUNTS IN THOUSANDS)                           9/30/96      9/30/95
                                                                           -------      -------
     Allowance for loan losses at beginning of year                        $ 3,532      $ 3,257
     Loans charged-off during period:
          Commercial, financial, and agricultural                              130          625
          Real estate - construction                                             0            0
          Real estate - mortgage                                               152          134
          Consumer, including credit cards                                     429          362
                                                                           -------      -------
               Total loans charged-off during period                           711        1,121
     Recoveries during period of loans previously charged-off
          Commercial, financial, and agricultural                              331           86
          Real estate - construction                                             0            0
          Real estate - mortgage                                                11           33
          Consumer, including credit cards                                     204          276
                                                                           -------      -------
               Total loans recovered during period                             546          395
                                                                           -------      -------
               Net loans charged-off during period                             165          726
                                                                           -------      -------


     Provision charged to operating expense during period                      910          900
                                                                          --------     --------
     Allowance for loan losses at September 30                            $  4,277     $  3,431
                                                                          ========     ========
     Amount of net loans outstanding at September 30                      $185,194     $164,906
                                                                          ========     ========
     Average amount of net loans outstanding at September 30              $175,502     $159,459
                                                                          ========     ========
     Ratio of net loans charged-off during period to average net
          loans outstanding (Annualized)                                       .13%         .61%
                                                                          ========     ========

At September 30, 1996, approximately $2,866,000 of the allowance for loan losses was allocated to the loan categories itemized above: the remaining $1,411,000 was unallocated.

OTHER ASSETS

         Gross premises and equipment increased during the first nine months of 1996 due to the acquisition of the Nassau County branches; the purchase of the Jonesville office which was previously leased; the purchase of additional proof equipment for the centralized proof center; and the equipment and preparatory costs associated with the installation of automatic teller machines and security devices at each Nassau County location.

         Intangible assets increased since year-end 1995 due to the deposit premium associated with the Nassau County branches. Other assets increased $764,275 or 13.77%. Increases in accrued interest receivables on loans and investment securities and increases in the deferred tax effects of mark-to-market accounting for securities were partially offset by declines in foreclosed and other real estate owned.

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

         The Company's core deposit base is the foundation for its liquidity position. Deposits grew $27,796,075 or 10.71% at September 30, 1996 compared to December 31, 1995. Noninterest-bearing deposits declined $4,851,046 or 8.73%, representing 17.66% of deposits at September 30, 1996 vs. 21.42% at December 31, 1995, while interest-bearing deposits increased $32,647,121 or 16.01%. Savings were the largest-growing component of interest-bearing deposits, increasing $38,226,324. The growth in savings deposits resulted primarily from the March 1996 introduction of our SMARTSAVER account which has paid an annual percentage yield of 5.40% to 6.00% during the year-to-date period. Certificates of deposit grew $2,093,335, representing 54.12% of interest-bearing deposits at quarter-end while interest-bearing demand deposits declined $7,672,538. SEBF's deposits grew approximately $28,800,000, up 82.18% on a stand-alone basis, while SEB's deposits declined approximately $1,000,000; approximately 78% and 22% of quarter-end deposits were attributable to SEB and SEBF, respectively.

Deposits assumed from the Nassau County branches accounted for most of the growth in SEBF's deposits since year-end 1995. During the first nine months of 1995, deposits declined $4,647,204 or 1.85%. The loss of several political subdivision accounts accounted for most of this decline.

         In addition to deposits and the other liquidity sources mentioned above, the Company's capital position has enabled it to make arrangements with correspondent banks to handle any unusual short-term liquidity needs.

         The Company continued to prepay on its note payable, paying $1,075,000 during the first three quarters of 1996. Principal payments of $425,000 are due annually. Besides assuming deposit liabilities, the Company did not incur any debt in connection with its acquisition of the Nassau County branches.



               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

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

         The Company's interest rate sensitivity position at September 30, 1996 is set forth in the table below:

INTEREST RATE SENSITIVITY
(AMOUNTS IN THOUSANDS)                                               REPRICING WITHIN
                                             ---------------------------------------------------------------------
                                                                                             MORE
                                                 0-3            4-12        ONE -FIVE      THAN FIVE
                                               MONTHS          MONTHS         YEARS           YEARS        TOTAL
                                            =====================================================================
Interest Rate Sensitive Assets:
  Federal Funds Sold                            $3,740                                                      $3,740
  Securities*                                    2,823         10,631         82,252         16,438        112,144
  Loans                                         87,263         28,264         54,625         18,703        188,855
                                             ---------------------------------------------------------------------
     Total Interest Rate Sensitive             $93,826        $38,895       $136,877        $35,141       $304,739
     Assets

Interest Rate Sensitive Liabilities:
  Deposits                                     $68,382        $63,174        $40,830           $150       $172,536
  U. S. Treasury Demand Note                     2,550                                                       2,550
  Note Payable                                   1,450                                                       1,450
                                             ---------------------------------------------------------------------
     Total Interest Rate Sensitive
     Liabilities                               $72,382        $63,174        $40,830           $150       $176,536
                                             ---------------------------------------------------------------------
INTEREST RATE SENSITIVITY GAP                  $21,444       $(24,279)       $96,047        $34,991       $128,203
                                             =====================================================================
CUMULATIVE INTEREST RATE SENSITIVITY           $21,444       $ (2,835)       $93,212       $128,203
GAP
                                             =====================================================================
CUMULATIVE GAP AS A % OF TOTAL
ASSETS-SEPTEMBER 30, 1996                        6.36%         (.84)%         27.65%         38.03%
                                             =====================================================================

Cumulative GAP as a % of Total
Assets-December 31, 1995                         4.36%         (.29)%         17.62%         29.59%
                                             =====================================================================
Cumulative GAP as a % of Total Assets-
September 30, 1995                               3.52%         (.89)%         18.53%         29.59%
                                             =====================================================================

* Distribution of maturities for available for sale securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms. Equity securities are excluded.

         At September 30, 1996, the gap analysis indicates a negative cumulative gap position through the one year time interval. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 77% of rate sensitive liabilities and 44% of rate sensitive assets repricing within one year. Overall changes in the Company's gap position were not significant at September 30, 1996 compared to December 31, 1995 and September 30, 1995.

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


                                CAPITAL RESOURCES

         Realized stockholders' equity increased $1,010,072 during the current quarter or $2,892,300 since year-end 1995. Book value per share, restated to reflect the three-for-one stock split distributed in August 1996, increased 9.50% during the nine month period to $9.34. Unrealized stockholders' equity declined $967,913 since December 31, 1995; this decline reflects the impact of market interest rates on investment securities classified as available for sale. Consistent with our objectives, the Company maintains capital ratios well above regulatory requirements. Our capital ratios for the most recent periods are presented in the table below.

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

         The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and Tier 1 leverage ratio of 5%. Our Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios increased to 15.75%, 17.01%, and 9.22% at September 30, 1996 after declining during the first two quarters of 1996 due to our acquisition of the Nassau County branches.

   ------------------------------------------------------------------------------------------------------------
   SOUTHEASTERN BANKING CORPORATION                9/30/96         12/31/95        9/30/95         12/31/94
   ------------------------------------------------------------------------------------------------------------

     Tier 1 Capital Ratio                           15.75%          16.26%          16.08%          15.07%
   ------------------------------------------------------------------------------------------------------------
     Total Risk-Based Capital Ratio                 17.01%          17.52%          17.34%          16.33%
   ------------------------------------------------------------------------------------------------------------
     Tier 1 Leverage Ratio                          9.22%           9.67%           9.42%           8.79%
   ------------------------------------------------------------------------------------------------------------

     Realized Shareholders' Equity
         to Assets                                  10.16%          10.30%          10.46%          9.56%
   ------------------------------------------------------------------------------------------------------------


                              RESULTS OF OPERATIONS

         Net income for the third quarter totaled $1,224,920 or $0.34 per share, up $117,606 or 10.62% over the same period in 1995. Year-to-date earnings totaled $3,536,844 or $0.99 per share, up $366,049 or 11.54% over the same period in 1995 which was up $535,978 or 20.34% over 1994. The return on beginning equity was 15.43% at September 30, 1996 versus 15.49% at September 30, 1995 and 15.13% at June 30, 1996. The growth in earnings for the quarter and year-to-date periods resulted from increases in net interest and other income. The loan portfolio remained the primary factor in the interest income improvement, increasing $1,213,348 or 8.88% during the nine month period. The growth in interest and fees on loans was attributable to higher average balances, because consolidated loan yields declined 15 basis points to 11.57% at September 30, 1996. Because the loans acquired from Compass were not significant to the total loan portfolio, they had minimal impact on the growth in loan earnings during the current period. During the first three quarters of 1995, interest and fees on loans increased $3,612,816 or 35.95%. SEBF, whose operating results were included in the consolidated financial statements from the date of acquisition forward, added $1,672,350 in interest and fees on loans during the 1995 period; the remaining increase resulted from higher average balances and yields at SEB.

         Interest income on taxable investment securities was up $377,117 or 35.07% during the third quarter of 1996 compared to 1995. For the nine month period, interest earnings on taxable investment securities increased $840,249 or 26.46%. The improvement in interest income on taxable securities resulted from a 21.50% increase in average balances and a 24 basis point improvement in yield. The increased average balances resulted from the excess funds received from the Nassau County branches and funds generated by other deposit growth. The yield on taxable securities was 6.10% at September 30, 1996. Interest income on tax-exempt investment securities continued to drop, declining $73,633 or 7.08% during the nine months ended September 30, 1996 compared to 1995. The taxable-equivalent yield on tax-exempt securities fell 18 basis points to 9.07% at September 30, 1996 compared to September 30, 1995. During the first nine months of 1995, interest income on investment securities increased $282,887 or 7.19%. SEBF accounted for all of the prior year increase, because SEB's interest earnings on investments declined $159,036 or 4.04%; the SEB decline was attributable to an 8.31% drop in average balances.

         Interest income on federal funds sold for the third quarter totaled $52,075 versus $159,391 and $182,678 for the first and second quarters of 1996. The considerable decline in quarterly interest income on federal funds sold since the first half of 1996 resulted from the continual placement of excess funds in the loan and investment securities portfolios. For the year-to-date period, interest income on federal funds sold declined $21,442 or 5.16% at September 30, 1996 compared to 1995. The yield on federal funds sold for the nine month period was 5.22%, down 66 basis points from 1995. After giving effect to the increase in interest income on federal funds sold attributable to SEBF, interest income on federal funds sold grew $175,681 during the first nine months of 1995; the prior year increase was marked by higher average balances and rates at SEB.

         Interest expense on deposits increased $448,962 or 18.14% during the third quarter of 1996 compared to 1995. For the nine month period, interest expense on deposits increased $1,337,289 or 18.67%. Approximately 60% of the year-to-date increase was due to SEBF, including the Nassau County branches. Certificates of deposits and savings were the largest-growing components of interest expense on deposits. The increase in interest expense on savings deposits resulted mainly from the SMARTSAVER deposit program that was introduced in the first quarter of 1996. The average interest paid on deposits for the nine month period was 4.89%, up 19 basis points from 1995. During the first nine months of 1995, interest expense on deposits increased $2,089,405 or 41.19%; approximately 47% of the increase a year ago was attributable to SEBF. Because the Company continues to prepay the principal balance on its long-term debt, interest expense on the term loan declined 46.17% during the first three quarters of 1996. The average interest paid on the term loan during the first nine months of 1995 was 7.38%.

         Net interest income grew an additional $379,791 since June 30, 1996, growing an aggregate $729,533 or 6.71% year-to-date. Approximately $376,000 of the nine month growth in net interest income resulted from SEBF. Net interest income increased $1,858,914 or 20.62% during the same period in 1995. Approximately 66% and 34% of the prior year results were attributable to SEBF and SEB, respectively.

OTHER INCOME

         Other income grew $165,301 or 20.23% during the third quarter of 1996 compared to 1995. For the nine month period, other income increased $424,094 or 16.49%. For the quarter and year-to-date periods, service charges on deposit accounts were again the largest-growing component of noninterest income. Service charges on deposit accounts rose $353,120 during the first nine months of 1996 compared to 1995. Approximately $221,000 or 63% of the current period improvement was attributable to the Nassau County branches; the Alachua County and SEB locations accounted for the remaining 14% and 23% improvement. Other operating income increased $70,974 or 11.89% during the first nine months of 1996 compared to 1995. Increases in mortgage origination fees and book gains on sales of foreclosed and other real estate owned, particularly at SEBF, offset declines in commissions on the sale of credit life insurance.

OTHER EXPENSE

         Salaries and employee benefits were up $392,514 or 8.79% during the year-to-date period ended September 30, 1996. SEBF accounted for approximately $160,000 or 40% of the current period increase, including the Nassau County locations. A year ago, salaries and employee benefits were up $839,654 or 23.17%. Approximately $580,000 or 69% of the nine month increase at September 30, 1995 was attributable to SEBF; increased benefit accruals at SEB accounted for the remaining 31% increase. Net occupancy and equipment expense increased at September 30, 1996 due largely to increases in computer maintenance costs and the additional depreciation and other occupancy expenses associated with the Nassau County locations. When compared to the results for the first nine months of 1994, net occupancy and equipment expense was up $277,003 or 26.55% at September 30, 1995. SEBF accounted for virtually all of the increase in net occupancy and equipment expense last year. Other operating expense declined $57,848 or 2.60% during the first nine months of 1996 compared to 1995. The $264,721 reduction in FDIC insurance premiums partially offset the start-up and other costs associated with the Nassau County locations. During the same period in 1995, other operating expense increased $111,361 or 5.27%. The $412,580 increase attributable to SEBF was largely offset by declines in legal and accounting fees and the effective reduction in SEB's FDIC insurance premiums due to the recapitalization refunds received on assessments paid during the second and third quarters of 1995.

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


ITEM 2.           CHANGES IN SECURITIES
                  (NOT APPLICABLE)


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  (NOT APPLICABLE)


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  (NOT APPLICABLE)


ITEM 5.           OTHER INFORMATION
                  (NOT APPLICABLE)


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits:

                                EXHIBIT TABLE                             PAGE
                     --------------------------------                     ----
                     Exhibit 27    Financial Data Schedule
                                   Submitted in electronic format only.

         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K on August 16, 1996, amended August 22, 1996, announcing a change in its certifying accountant. On August 13, 1996, the Company dismissed its prior independent certifying accountants, Deloitte & Touche. Effective August 13, 1996, the Audit Committee also appointed Bricker & Melton, P.A., to replace Deloitte & Touche as the independent certifying accountants for the Company's financial statements.

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

Date:    NOVEMBER 12, 1996
     ---------------------