Form 10-K
period 1996-12-31
SOUTHEASTERN BANKING CORP
filed 1997-03-28
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended...............................................12-31-96
Commission File Number...................................................2-83157


                        SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           GEORGIA                                    58-1423423
---------------------------------         --------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

      1010 NORTHWAY STREET
         DARIEN, GEORGIA                               31305
---------------------------------------   --------------------------------------
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code:      (912) 437-4141
                                                   -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                ----------------
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                -----------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     As of January 31, 1997, 3,580,797 shares of the $1.25 par value common stock of Southeastern Banking Corporation (the Company) were issued and outstanding, and the aggregate market value of the shares of $1.25 par value common stock of the Company held by nonaffiliates was approximately $39,467,608 (based on a per share price of $17.00 which is based on over-the-counter trades executed by a principal market-maker).


                       This Document consists of 53 pages.
                    The Exhibit Index is located at page 51.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


                                                         PART NUMBER AND ITEM
  DOCUMENT INCORPORATED                                NUMBER OF FORM 10-K INTO
      BY REFERENCE                                         WHICH INCORPORATED
--------------------------                             ------------------------

The Company's Annual Report                            Part IV - Item 14
on Form 10-K for the Year
Ended December 31, 1990

                                    PART I


ITEM 1.     BUSINESS.

      1. HISTORY AND ORGANIZATION. Southeastern Banking Corporation (the Company) is a two-bank holding company headquartered in Darien, Georgia. The Company's subsidiary banks, Southeastern Bank (SEB) and Southeastern Bank of Florida (SEBF), operate seventeen(1) full-service banking offices in southeast Georgia and northeast and central Florida. The Company's corporate offices are located at 1010 Northway Street, Darien, Georgia.

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

      On October 14, 1994, the Company acquired 100% of the outstanding common stock of United Citizens Bank of Alachua County, Alachua, Florida under the name SEBF. The acquisition was consummated by means of the merger of Alachua Interim Corp., a wholly owned subsidiary of the Company, with and into SEBF under the Charter and Bylaws of SEBF. The aggregate consideration paid by the Company for SEBF pursuant to the transaction was approximately $5,139,000, payable in cash to the shareholders of Alachua. On February 15, 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County; the Company received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. These Nassau County offices became branches of SEBF. See Note 2 to the Consolidated Financial Statements for information regarding business combinations. SEBF is a state banking association incorporated under the laws of the State of Florida.

      2. BUSINESS. The Company provides full banking services through its subsidiaries, SEB & SEBF. SEB operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At December 31, 1996, SEB had total assets of approximately $263,238,000.(2) SEBF operates from its main office in Alachua and its branch offices in Callahan, Gainesville, Hilliard, Jonesville, and Yulee. At December 31, 1996, SEBF had total assets of approximately $73,092,000.(1)(2) Both banks provide traditional deposit and credit services to individual and corporate customers. Deposit services offered include NOW and money market accounts as well as savings, time deposits, and individual retirement accounts. Credit services offered include commercial and installment loans. Commercial loans are made primarily to fund real estate purchases and construction and to meet the needs of customers employed in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. In addition to deposit and credit services, both banks also provide official check services, wire transfer services, and safe deposit box rentals.

(1) SEBF's Hawthorne Road office in Gainesville was closed on January 31, 1997. This closing had minimal impact on our financial position.

(2) Stand-alone basis

      The Federal Reserve Bank of Atlanta is the principal correspondent of the Company's subsidiaries. The Company's subsidiaries also maintain accounts with other correspondent banks in Georgia, Florida, and Alabama.

      At December 31, 1996, the Company and its subsidiaries had 176 and 25 full and part-time employees.

      3. COMPETITION. The diversity of the Company's trade area results in a varying amount of competition in each of its Georgia and Florida markets. With the exception of Brantley and McIntosh counties in Georgia, the Company has direct competition with other commercial banks, savings and loan associations, and credit unions in each market area. In April 1997, a national bank is scheduled to open in McIntosh County; this national bank will result in increased competition in this market area.

      Previously, the Georgia legislature imposed restrictions on intrastate branching. In 1996, the Georgia General Assembly passed an intrastate branching bill that relaxes these restrictions: Effective July 1, 1996, Georgia banks were permitted to branch into three additional counties, and effective July 1, 1998, all branching restrictions will be removed. The intrastate branching bill will give the Company opportunities for growth in its Georgia markets as well as intensify competition. The Florida legislature does not have any restrictions on intrastate branching.

      The Company also competes with numerous other providers of financial services such as securities brokerage firms, insurance companies, and money market funds for deposit dollars. Because these other providers of financial services and nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility.

      4. SUPERVISION AND REGULATION. As a bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board. The Company's subsidiaries are also subject to supervision and regulation by applicable state and federal banking agencies: SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (GDBF), is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation. SEBF, an insured state member bank chartered by the Florida Department of Banking and Finance (FDBF), is subject to supervision and examination by the FDBF and the Federal Reserve Board. Various federal and state laws also regulate the operations of the banks, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, and restricting investments and other activities. The operations of the subsidiary banks are also affected by numerous consumer laws and regulations. In addition to the impact of regulation, commercial banks are also significantly affected by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

      The Company is expected to act as a source of financial strength to, and commit resources to support, its subsidiaries. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. Capital adequacy is measured with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. Regulatory guidelines define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiaries are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. Additionally, the Company is subject to a Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and Tier 1 leverage ratio of 5%. At December 31, 1996, the Company's Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios were 16.18%, 17.44%, and 9.42%. See Note 15 to the Consolidated Financial Statements and the Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

      There are various legal and regulatory limits on the amount of dividends the subsidiary banks may pay the Company. Additionally, federal and state regulatory agencies also have the authority to prevent a bank or bank holding company from engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. See Note 15 to the Consolidated Financial Statements.

      There have been a number of legislative and regulatory proposals that would have an impact on the operation of bank holding companies and their subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.


ITEM 2.    PROPERTIES.

      COMPANY PROPERTY.   The Company's executive offices are located in
SEB's main banking office at 1010 Northway Street, Darien, Georgia.

      BANKING FACILITIES. Besides its main office in Darien, SEB has offices in the following communities:

        GEORGIA                         BRANCH LOCATION
        ------------------------------------------------------------------------
                      620 S. Peterson Street       Highway 40
                      Coffee County                Camden County
                      DOUGLAS, GEORGIA 31533       KINGSLAND, GEORGIA 31548
                      ----------------------------------------------------------
                      Highway 17                   Highway 301 North
                      McIntosh County              Brantley County
                      EULONIA, GEORGIA 31331       NAHUNTA, GEORGIA 31553
                      ----------------------------------------------------------
                      101 Love Street              Liberty Street at Birmingham
                      Charlton County              Coffee County
                      FOLKSTON, GEORGIA 31537      NICHOLLS, GEORGIA 31554
                      ----------------------------------------------------------

        GEORGIA, CONT.                  BRANCH LOCATION
        ------------------------------------------------------------------------
                      110-112 Hinson Street        2512 Osborne Road
                      Jeff Davis County            Camden County
                      HAZLEHURST, GEORGIA 31539    ST. MARYS, GEORGIA 31558
                      ----------------------------------------------------------
                      Highway 82, Main Street      Highway 17
                      Brantley County              Camden County
                      HOBOKEN, GEORGIA 31542       WOODBINE, GEORGIA 31569
                      ----------------------------------------------------------


      SEBF's main office is located at 1010 South Highway 441, Alachua, Florida. Additional offices are located in the following communities:(1)

        FLORIDA                         BRANCH LOCATION
        ------------------------------------------------------------------------
                      305 South Kings Road         14009 Highway 26 East
                      Nassau County                Alachua County
                      CALLAHAN, FLORIDA 32011      JONESVILLE, FLORIDA 32669
                      ---------------------------------------------------------
                      4000 North Main Street       1376 East State Road 200
                      Alachua County               Nassau County
                      GAINESVILLE, FLORIDA 32609   YULEE, FLORIDA 32097
                      ---------------------------------------------------------
                      104 West 2nd Street
                      Nassau County
                      HILLIARD, FLORIDA 32046
                      ---------------------------------------------------------

(1)SEBF's Hawthorne Road office in Gainesville was closed on January 31, 1997 and is not listed in the table above.

      The Company owns all of its banking facilities with the exception of its offices at 1010 South Highway 441, Alachua, and 4000 North Main Street, Gainesville, which are being leased from third parties for various terms.
See Note 6 to the Consolidated Financial Statements.


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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      NONE

                                    PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

      Prior to November 1996, the Company's stock was not traded publicly and no specific market prices could be quoted. Sales prices were obtained from information volunteered by stockholders and the Company's service as transfer agent. In November 1996, a principal market-maker began trading the Company's stock publicly over-the-counter under the symbol "SEBC." Sales prices are being posted to a variety of electronic bulletin boards by the market-maker. The high and low sales prices for the fourth quarter of 1996 are based on information being posted to these bulletin boards by the market-maker, as applicable. These market prices may include dealer mark-up, mark-down, and/or commission.

      The table below sets forth the high and low sales prices and the cash dividends declared on the Company's common stock during the periods indicated. The market price and dividend data have been restated to give retroactive effect to the stock split paid on August 9, 1996.

                                                SALES PRICE         CASH
          MARKET SALES PRICE &              -------------------   DIVIDENDS
          DIVIDENDS DECLARED      QUARTER   HIGH          LOW     DECLARED
          --------------------    -------  -------      -------  ---------
          1996                      4th     $16.00       $12.67   $0.1233
                                    3rd      12.67        12.67    0.0600
                                    2nd      12.00        10.33    0.0600
                                    1st      10.33        10.33    0.0600
          1995                      4th    No Sales     No Sales   0.1167
                                    3rd      10.00        10.00    0.0567
                                    2nd      10.00         9.00    0.0567
                                    1st       9.33         9.00    0.0567
          1994                      4th       9.00         9.00    0.1100
                                    3rd       9.00         8.67    0.0533
                                    2nd       8.33         8.33    0.0533
                                    1st       8.00         7.67    0.0533

      At January 31, 1997, there were approximately 426 holders of record of the Company's common stock.

      The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends.

      The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company's subsidiaries may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the subsidiary banks for payment in 1997 without such prior approval is approximately $2,322,000.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.


FINANCIAL DATA(1)
(AMOUNTS IN THOUSANDS EXCEPT
PER SHARE DATA)                  1996      1995      1994      1993      1992
----------------------------   --------  --------  --------  --------  --------

AT DECEMBER 31:
Total assets                   $335,826  $296,956  $283,814  $234,195  $205,779
Deposits                        294,353   259,540   251,030   203,470   179,259
Loans, net(2)                   183,739   165,385   156,272   114,413   101,051
Long-term debt                    1,450     2,525     3,500         0         0
Realized stockholders' equity    34,277    30,558    27,298    24,614    21,998

SUMMARY OF OPERATIONS:
Net interest income            $ 15,636  $ 14,617  $ 12,601  $ 11,245  $  9,950
Provision for loan losses         1,475     1,200     1,130     1,050       800
Net income                        4,805     4,287     3,651     3,525     2,981

PER SHARE DATA:
Net income                       $ 1.34  $   1.20  $   1.02  $   0.98  $   0.83
Cash dividends declared(3)         0.30      0.29      0.27      0.25      0.21
Book value                         9.57      8.53      7.62      6.87      6.14
(1) Certain reclassifications were made to conform with current year presentation.
(2) Net of unearned income
(3) Fractional dividends declared have been rounded to the nearest 1/100th. See
    Part II, Item 5, for additional information regarding dividends.

      The per share data has been restated to give retroactive effect to the stock split paid on August 9, 1996. The book value per share excludes the effects of mark-to-market accounting for investment securities.

      See Note 2 to the Consolidated Financial Statements for information regarding business combinations.


              (REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


      Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and northeast and central Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At December 31, 1996, Southeastern Bank had total assets of approximately $263,238,000.(2) Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Alachua and its branch offices in Callahan, Gainesville, Hilliard, Jonesville, and Yulee. At December 31, 1996, Southeastern Bank of Florida had total assets of approximately $73,092,000.(1)(2) Both banks provide traditional deposit and credit services to individual and corporate customers.

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

      Total assets grew $38,869,836 or 13.09% at December 31, 1996 compared to year-end 1995. Earning assets represented approximately 90% of total assets at December 31, 1996 versus 89% a year ago. The acquisition of the Nassau County branches and deposit growth were the main factors in the current period increase. The Company received a considerable amount of funds from the Nassau County branches because of their low net loans to deposit ratio. The excess funds from these branches and funds from other deposit growth were invested primarily in federal funds sold and investment securities. (See the Operations section of this Discussion and Analysis for more details.) Investment securities grew $12,490,750(3)since December 31, 1995; virtually all of the securities purchased were U. S. Treasury and Agency obligations. Total assets increased 4.63% at December 31, 1995 compared to 1994.

(1) SEBF's Hawthorne Road office in Gainesville was closed on January 31, 1997. This closing had minimal impact on our financial position.
(2) Stand-alone basis
(3) At amortized cost


LOANS


      Net loans grew $18,353,887 or 11.10% during 1996 after increasing $9,113,573 or 5.83% during 1995. Loans acquired from Compass accounted for approximately 11% of the 1996 increase. The net loans to deposit ratio declined to 62.42% from 63.72% at December 31, 1995. Nonperforming loans represented 0.60% of net loans at year-end compared to 0.38% last year. The ratio of nonperforming assets to net loans plus other real estate totaled 0.99% and 1.21% at December 31, 1996 and 1995. At December 31, 1996, approximately $790,000 or 72% of nonperforming loans pertained to three borrowers. Management is unaware of any other material concentrations within nonperforming loans. The following table provides information about nonperforming assets:


                                                     AT DECEMBER 31
     NONPERFORMING ASSETS                        ----------------------
    (AMOUNTS IN THOUSANDS)                         1996    1995   1994
    ---------------------                        ------   -----  ------
    Nonaccrual loans                             $  686  $  632  $2,214
    Restructured loans(1)                           418
                                                 ------   -----  ------
          Total nonperforming loans               1,104     632   2,214
    Other real estate(2)                            726   1,393     534
                                                 ------   -----  ------
          Total nonperforming assets             $1,830  $2,025  $2,748
                                                 ======  ======  ======
    Accruing loans past due 90 days or more      $1,100  $1,245  $1,009
                                                 ======  ======  ======

   (1) Does not include restructured loans that yield a market rate. At December 31, 1996, such loans totaled $102.
   (2) Includes only real estate acquired through foreclosure or in settlement of debts previously contracted. Any real estate held for resale by the Parent Company is excluded; such real estate totaled $0 at December 31, 1996.


Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms is doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Other real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the status of loans categorized as commercial, financial, agricultural, and real estate to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is reversed. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000; all known potential problem loans were included in nonperforming loans for the other periods presented. At year-end 1996 and 1995, the Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans. A significant portion of the Company's loans are secured by real estate; at year-end 1996 and 1995, loans secured by real estate totaled approximately $113,158,000 and $107,462,000.

      The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance to net loans ratio was 2.03% at year-end versus 2.14% at December 31, 1995. The provision provided from income totaled $1,475,000, up $275,000 from 1995. Net charge-offs totaled approximately $1,272,000 in 1996 compared to $925,000 in 1995. The increase in net charge-offs in 1996 resulted from substantial charge-offs of commercial loans during the fourth quarter. Changes to the allowance as a percent of total nonperforming assets were not significant for the periods presented. Activity in the allowance for the last three years is presented in the following table:



                                                      YEAR ENDED DECEMBER 31
ALLOWANCE FOR LOAN LOSSES                         --------------------------------
(AMOUNTS IN THOUSANDS)                              1996        1995        1994
-------------------------                         --------    --------    --------
 Allowance for loan losses - Begginning of year   $  3,532    $  3,257    $  2,475
 Allowance of purchased bank                                                   458
 Provision for loan losses                           1,475       1,200       1,130
 Charge-offs:
       Commercial, financial, and agricultural         996         752         744
       Real estate - construction                        0           0           0
       Real estate - mortgage                          167         135          50
       Consumer, including credit cards                791         589         533
                                                  --------    --------    --------
             Total charge-offs                       1,954       1,476       1,327
                                                  --------    --------    --------
 Recoveries:
       Commercial, financial, and agricultural         388         156         161
       Real estate - construction                        0           0           0
       Real estate - mortgage                           16          34          14
       Consumer, including  credit cards               278         361         346
                                                  --------    --------    --------
             Total recoveries                          682         551         521
                                                  --------    --------    --------
             Net charge-offs                         1,272         925         806
                                                  --------    --------    --------
 Allowance for loan losses - End of year          $  3,735    $  3,532    $  3,257
                                                  ========    ========    ========
 Net loans outstanding(1) - End of year           $183,739    $165,385    $156,272
                                                  ========    ========    ========
 Average loans                                    $177,522    $160,679    $131,579
                                                  ========    ========    ========
 Ratios:
       Allowance to year-end net loans                2.03%       2.14%       2.08%
                                                  ========    ========    ========
       Net charge-offs to average loans               0.72%       0.58%       0.61%
                                                  ========    ========    ========
       Provision to average loans                     0.83%       0.75%       0.86%
                                                  ========    ========    ========
       Recoveries to total charge-offs               34.90%      37.33%      39.26%
                                                  ========    ========    ========

----------
(1)Net of unearned income


      Management believes the allowance was adequate at December 31, 1996 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management does not anticipate any material changes in charge-off activity in 1997.

OTHER ASSETS

      Gross premises and equipment increased during 1996 due to the acquisition of the Nassau County branches; the purchase of the Jonesville office which was previously leased; the purchase of additional proof equipment for the centralized proof center; the purchase of real estate for the planned relocation of the Nicholls office; and the equipment and preparatory costs associated with the installation of automatic teller machines and security devices at each Nassau County location.

      Intangible assets increased during 1996 due to the deposit premium associated with the Nassau County branches. Other assets declined a mere .51%. Declines in other real estate balances were largely offset by increases in accrued interest receivables on loans and investment securities and increases in the deferred tax effects of mark-to-market accounting for securities.

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

      The Company's core deposit base is the foundation for its liquidity position. Deposits grew $34,813,249 or 13.41% at December 31, 1996 compared to year-end 1995. Interest-bearing deposits grew $35,646,468 or 17.48%, representing 81.40% of total deposits at December 31, 1996 versus 78.58% at year-end 1995, while noninterest-bearing deposits declined $833,219 or 1.50%. Savings were the largest-growing component of interest-bearing deposits, increasing $37,905,077. The growth in savings deposits resulted primarily from our new SMARTSAVER account which has paid an annual percentage yield of 5.40% to 6.00% since its March 1996 introduction. Certificates of deposit represented 52.50% of interest-bearing deposits at year-end, declining $150,639, while interest-bearing demand deposits declined $2,107,970. SEBF's deposits grew $30,196,039, up 86.20% on a stand-alone basis, while SEB's deposits grew 1.53%; approximately 78% and 22% of year-end deposits were attributable to SEB & SEBF, respectively. Deposits assumed from the Nassau County branches accounted for most of the growth in SEBF's deposits during 1996. Deposits grew $8,509,836 or 3.39% during 1995; approximately $224,508,000 and $35,032,000 of year-end 1995 deposits were attributable to SEB & SEBF, increases of $5,537,000 and $2,973,000 from 1994.

      In addition to deposits and the other liquidity sources mentioned above, the Company's capital position has enabled it to make arrangements with correspondent banks to handle any unusual short-term liquidity needs.

      The Company continued to prepay on its note payable, paying $1,075,000 during 1996. Principal payments of $425,000 are due annually. Besides assuming deposit liabilities, the Company did not incur any debt in connection with its acquisition of the Nassau County branches.


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


      The Company's interest rate sensitivity position at December 31, 1996 is set forth in the following table:



                                                             AT DECEMBER 31, 1996
INTEREST RATE SENSITIVITY                    -----------------------------------------------------
(AMOUNTS IN THOUSANDS)                                         REPRICING WITHIN
-------------------------                    -----------------------------------------------------
                                                                                  More
                                               0 - 3       4 - 12   One - Five  Than Five
                                               Months      Months     Years       Years     Total
                                             --------     --------  ----------  --------- --------
INTEREST RATE SENSITIVE ASSETS:
  Federal funds sold                         $ 17,090                                     $ 17,090
  Securities(1)                                 7,453       8,507     74,629    15,463     106,052
  Loans                                        84,494      24,018     55,490    23,378     187,380
                                             --------    --------    -------   -------    --------
   Total interest rate sensitive assets       109,037      32,525    130,119    38,841     310,522
                                             --------    --------    -------   -------    --------

INTEREST RATE SENSITIVE
 LIABILITIES:
  Deposits(2)                                 143,354      58,731     37,412       105     239,602
  U. S. Treasury demand note                    1,800                                        1,800
  Note payable                                  1,450                                        1,450
                                             --------    --------    -------   -------    --------
   Total interest rate sensitive
      liabilities                             146,604      58,731     37,412       105     242,852
                                             --------    --------    -------   -------    --------
Interest rate sensitivity gap                $(37,567)   $(26,206)   $92,707   $38,736    $ 67,670
                                             --------    --------    -------   -------    --------

CUMULATIVE INTEREST RATE SENSITIVITY GAP     $(37,567)   $(63,773)   $28,934   $67,670
                                             --------    --------    -------   -------

Ratio of cumulative gap to total interest
    rate sensitive assets                      (12.10)%    (20.54)%     9.32%    21.79%
                                             --------    --------    -------   -------
Ratio of cumulative interest rate sensitive
    assets to interest rate sensitive
     liabilities                                74.38%     68.94%    111.92%   127.87%
                                             --------    --------    -------   -------
Cumulative gap at December 31, 1995(3)       $(12,581)   $(26,712)   $27,748   $64,152
                                             --------    --------    -------   -------

----------


(1) Distribution of maturities for available-for-sale securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms. Equity securities are excluded.
(2) NOW, money market, and savings account balances are included in the 0-3 months repricing category.
(3) Certain reclassifications were made to conform with current year presentation.

      At December 31, 1996, the gap analysis indicates a negative cumulative gap position through the one year time interval. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 85% of rate sensitive liabilities and 46% of rate sensitive assets subject to repricing within one year. The increase in our gap position at December 31, 1996 compared to 1995 resulted primarily from growth in savings deposits.

      The interest rate sensitivity table presumes that all loans and securities(1) will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. In addition, the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures, customer needs, and other external factors. The Company monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market conditions.


                              CAPITAL RESOURCES
      Realized stockholders' equity increased $3,719,171 during 1996. Book value per share, restated to reflect the three-for-one stock split paid in August 1996, increased $1.04 or 12.19% to $9.57 at December 31, 1996. Unrealized stockholders' equity declined $487,670 since year-end 1995; this decline reflects the impact of market interest rates on investment securities classified as available-for-sale. Consistent with our objectives, the Company maintains capital ratios well above regulatory requirements. Our capital ratios for the last three years are presented in the table below.

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

      The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and Tier 1 leverage ratio of 5%. As expected, our capital ratios have declined slightly since December 31, 1995 due to our acquisition of the Nassau County branches.

                                              AT DECEMBER 31
        CAPITAL RATIOS            -------------------------------------
       (AMOUNTS IN THOUSANDS)        1996           1995         1994
       ----------------------     ---------     ----------    ---------
Tier 1 capital:
  Realized stockholders' equity   $  34,277     $  30,558     $  27,298
  Intangible assets and other
    adjustments                      (3,434)       (3,040)       (3,435)
                                  ---------     ---------     ---------
   Total Tier 1 capital              30,843        27,518        23,863
                                  ---------     ---------     ---------
Tier 2 capital:
  Portion of allowance for
    loan losses                       2,400         2,133         1,995
  Allowable long-term debt             --            --            --
                                  ---------     ---------     ---------
   Total Tier 2 capital               2,400         2,133         1,995
                                  ---------     ---------     ---------
Total risk-based capital          $  33,243     $  29,651     $  25,858
                                  =========     =========     =========
Risk-weighted assets              $ 190,630     $ 169,222     $ 158,348
                                  =========     =========     =========
Risk-based ratios:
  Tier 1 capital                      16.18%        16.26%        15.07%
                                  =========     =========     =========
  Total risk-based capital            17.44%        17.52%        16.33%
                                  =========     =========     =========
Tier 1 leverage ratio                  9.42%         9.67%         8.79%
                                  =========     =========     =========
Realized stockholders' equity
  to assets                           10.20%        10.30%         9.56%
                                  =========     =========     =========


                              RESULTS OF OPERATIONS

      Net income increased $518,317 in 1996, up 12.09% over 1995 which was up $636,214 or 17.43% over 1994. On a per share basis, net income was $1.34, $1.20, and $1.02 in 1996, 1995, and 1994. The return on beginning equity was 15.72% versus 15.70% and 14.83% in 1995 and 1994. The return on average assets for the same periods was 1.49%, 1.50%, and 1.47%. The growth in earnings resulted from improved net interest and noninterest income results. The loan portfolio was again the main factor in our interest income improvement, growing $1,520,711 or 8.22%. The growth in interest earnings on loans resulted from a 10.48% increase in average balances, because loan yields declined to 11.30% in 1996. Because the loans acquired from Compass were not significant to the total loan portfolio, they had minimal impact on our 1996 operating results. Interest and fees on loans were up $4,185,857 or 29.23% in 1995. SEBF, whose operating results were included in the consolidated financial statements from the date of acquisition forward, added $1,869,323 in interest and fees on loans during 1995; the remaining increase was attributable to higher average balances and yields at SEB.

      Interest earnings on taxable investment securities grew $1,189,848 or 28.31% in 1996. The 1996 growth resulted from a 23.14% increase in average balances and a 25 basis point improvement in yield. The higher average balances were a direct result of the excess funds received from the Nassau County branches and funds generated by other deposit growth. The yield on taxable securities was 6.13% in 1996 versus 5.88% in 1995. Interest income on tax-exempt investment securities declined $70,028 or 5.13% in 1996 compared to 1995. The taxable-equivalent yield on tax-exempt securities fell 11 basis points to 9.06% in 1996. Interest income on investment securities increased $318,299 or 6.06% in 1995. SEBF accounted for all of the 1995 increase, because SEB's interest earnings on investment securities declined $160,525 or 3.13%; the SEB decline was due to a 7.68% drop in average balances outstanding.

      Though the average balances of federal funds sold increased 7.02%, interest income on federal funds sold declined $24,017 or 4.51% in 1996. This decline resulted from a 63 basis point drop in yield . After giving effect to the increase in interest income on federal funds sold attributable to SEBF, interest income on federal funds sold grew $228,515 during 1995; the 1995 increase was marked by higher average balances and rates at SEB. The yield on federal funds sold was 5.86% in 1995.

      Interest expense on deposits increased $1,736,487 or 17.97% in 1996. The average interest paid on deposits was 4.90%, up 12 basis points from 1995. Approximately 63% of the increase was due to SEBF, including the Nassau County branches. Certificates of deposit and savings were the largest-growing components of interest expense on deposits. The increase in interest expense on savings deposits resulted mainly from the SMARTSAVER deposit program that was introduced in March 1996. Interest expense on deposits increased $2,547,878 or 35.82% in 1995 compared to 1994; approximately $1,108,000 or 43% of the 1995 increase was attributable to SEBF. Interest expense on the term loan declined $120,714 or 47.49% in 1996 due to continued prepayment of the principal balance. The average interest paid on the term loan was 7.39%, down 55 basis points from 1995.

      In summary, net interest income grew $1,019,632 or 6.98% in 1996. Approximately $528,000 of the improvement in interest income was attributable to SEBF. Net interest income increased $2,016,305 or 16.00% in 1995. Approximately 65% and 35% of the prior year results were attributable to SEBF and SEB, respectively.

      The table below presents interest income on a taxable-equivalent basis and summarizes the average interest earned and average interest paid on interest-earning assets and interest-bearing liabilities:


         TAXABLE - EQUIVALENT            YEAR ENDED DECEMBER 31(1)(2)
         INTEREST INCOME & RATIOS        ----------------------------
         (AMOUNTS IN THOUSANDS)           1996       1995       1994
         ------------------------        -------    -------   -------
         Total interest income           $27,916    $25,356   $20,640
         Total interest expense           11,587      9,990     7,198
         Net interest income              16,329     15,366    13,442
         Average interest earned           9.41%      9.62%     8.99%
         Average interest paid             4.92%      4.83%     3.96%
         Net interest spread               4.49%      4.79%     5.03%
         Net interest margin               5.50%      5.83%     5.86%

        (1) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using the federal income tax rate of 34%.
        (2) Certain reclassifications were made to conform with current year presentation.

NONINTEREST INCOME

      Noninterest income grew $666,772 or 19.39% in 1996. After giving effect to the $337,909 increase in noninterest income attributable to SEBF, noninterest income grew $179,775 or 6.15% during 1995. Service charges on deposit accounts were again the primary factor in the noninterest income improvement, increasing $509,744. Approximately $370,000 of the 1996 service charge increase was attributable to SEBF; service charges on deposits assumed from the Nassau County branches accounted for 86% of the SEBF results. In 1996 and 1995, the Company realized net losses on sales of investment securities; various investment securities were sold to enable the Company to maintain its liquidity position and to increase the overall rates of return of the investment portfolio. Other operating income increased $126,887 or 16.19% during 1996. Increases in mortgage origination fees and book gains on sales of other real estate, particularly at SEBF, offset declines in commissions on the sale of credit life insurance.

NONINTEREST EXPENSE

      Salaries and employee benefits were up $590,966 or 10.15% in 1996 compared to 1995. Approximately $236,000 or 40% of the increase was due to SEBF, including the Nassau County locations. When compared to 1994 results, salaries and employee benefits were up $730,474 or 14.35% in 1995. SEBF accounted for approximately $582,000 or 80% of the prior year increase. Net occupancy and equipment expense rose $255,971 or 14.15% in 1996. Increased computer maintenance costs and the additional depreciation and other occupancy expenses associated with the Nassau County locations were the primary factors in the 1996 increase. Net occupancy and equipment expense increased $285,274 or 18.73% in 1995 compared to 1994; SEBF accounted for virtually all of the 1995 increase. Other operating expense declined $212,124 or 6.84% in 1996 versus 1995. The $290,724 reduction in FDIC insurance premiums largely offset the start-up and other costs associated with the Nassau County locations. Other operating expense was up $172,871 or 5.90% in 1995. The $462,120 increase attributable to SEBF was largely offset by declines in legal and accounting fees and the effective reduction in SEB's FDIC insurance premiums due to the recapitalization refunds received on assessments paid during the second and third quarters of 1995. Due to legislation enacted in the third quarter of 1996, assessment fees will again increase in 1997; these new assessments are well below pre-1996 levels and will not have a significant impact on our 1997 results of operations.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The response to this Item commences on page 24. Selected Statistical Information begins on page 15.

                        SELECTED STATISTICAL INFORMATION

The following tables set forth selected statistical information and should be read in conjunction with the consolidated financial statements and accompanying management discussion of Souheastern Banking Corporation and its subsidiaries. Averages presented in the following statistical information generally represent average daily balances.


AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID(1)
-----------------------------------------------------------------------------

                                                      1996                           1995                           1994
                                          ----------------------------   ----------------------------   ----------------------------
TABLE 1                                   AVERAGE    INCOME/   YIELDS/   AVERAGE    INCOME/   YIELDS/   AVERAGE    INCOME/   YIELDS/
(AMOUNTS IN THOUSANDS)                    BALANCES   EXPENSE    RATES    BALANCES   EXPENSE   RATES     BALANCES   EXPENSE   RATES
--------------------------------------    --------   -------   -------   --------   -------   -------   --------   -------   -------
ASSETS
Cash and due from banks                   $ 13,355                       $ 11,491                       $  9,549
Interest-earning assets:
    Loans, net(2)(3)(4)                    177,522   $20,059    11.30%    160,679   $18,559   11.55%     131,579   $14,395    10.94%
    Federal funds sold                       9,722       508     5.23%      9,084       532    5.86%       5,407       227     4.20%
    Taxable investment securities           87,974     5,393     6.13%     71,444     4,203    5.88%      68,480     3,739     5.46%
    Tax-exempt investment securities(4)     21,593     1,956     9.06%     22,482     2,062    9.17%      24,109     2,279     9.45%
                                          --------   -------    -----    --------   -------   ------    --------   -------   ------
          Total interest-earning assets    296,811    27,916     9.41%    263,689    25,356    9.62%     229,575    20,640     8.99%
                                          --------   -------    -----    --------   -------   ------    --------   -------   ------
Allowance for loan losses                   (3,828)                        (3,551)                        (2,873)
Premises and equipment, net                  8,444                          7,195                          6,480
Intangible and other assets                  9,074                          8,292                          6,343
Unrealized losses on investment
   securities                                 (567)                        (1,058)                          (972)
                                          ========   =======    =====    ========   =======   ======    ========   =======   ======
          TOTAL ASSETS                    $323,289                       $286,058                       $248,102
                                          ========   =======    =====    ========   =======   ======    ========   =======   ======

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Noninterest-bearing deposits              $ 51,594                        $47,671                       $ 38,146
Interest-bearing liabilities:
    Interest-bearing demand deposits(5)     48,247   $ 1,419     2.94%     53,010   $ 1,758    3.32%      54,713   $ 1,631     2.98%
    Savings                                 53,342     2,299     4.31%     27,557       806    2.92%      30,694       911     2.97%
    Time deposits                          131,048     7,680     5.86%    121,566     7,097    5.84%      94,614     4,571     4.83%
    U. S. Treasury demand note               1,080        56     5.19%      1,386        75    5.41%       1,051        41     3.90%
    Note payable                             1,804       133     7.39%      3,200       254    7.94%         587        44     7.42%
                                          --------   -------    -----    --------   -------   ------    --------   -------   ------
         Total interest-bearing
          liabilities                      235,521    11,587     4.92%    206,719     9,990    4.83%     181,659     7,198     3.96%
                                          --------   -------    -----    --------   -------   ------    --------   -------   ------
Other liabilities                            3,919                          3,091                          2,744
Realized stockholders' equity               32,629                         29,275                         26,195
Unrealized losses on investment
   securities, net of tax                     (374)                          (698)                          (642)
                                          --------   -------    -----    --------   -------   ------    --------   -------   ------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY          $323,289                       $286,058                       $248,102
                                          ========   =======    =====    ========   =======   ======    ========   =======   ======

Excess of interest-earning assets
    over interest-bearing liabilities     $ 61,290                       $ 56,970                       $ 47,916
                                          ========   =======    =====    ========   =======   ======    ========   =======   ======
Interest rate spread                                             4.49%                          4.79%                          5.03%
                                          ========   =======    =====    ========   =======   ======    ========   =======   ======
NET INTEREST INCOME                                  $16,329                        $15,366                        $13,442
                                          ========   =======    =====    ========   =======   ======    ========   =======   ======
NET INTEREST MARGIN                                              5.50%                          5.83%                          5.86%
                                          ========   =======    =====    ========   =======   ======    ========   =======   ======

--------------------
(1) Certain reclassifications were made to conform with current year presentation.
(2) Average loans are shown net of unearned income. Nonperforming loans are included.
(3) Interest income includes loan fees of approximately $922,000, $827,000, and $640,000 in 1996, 1995, and 1994.
(4) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $692,000, $749,000, and $842,000 in 1996, 1995, and 1994.
(5)  NOW and money market accounts.

                                       15

ANALYSIS OF CHANGES IN NET INTEREST INCOME
------------------------------------------


Table 2 summarizes the changes in interest income and interest expense attributable to volume and rates for 1996 and 1995. Table 1 contains more detailed information concerning average balances, yields earned, and rates paid.

----------------------------------  -------------------------------------------------------
                                       1996 COMPARED TO 1995       1995 COMPARED TO 1994
                                    INCREASE (DECREASE) DUE TO  INCREASE (DECREASE) DUE TO
TABLE 2 - INTEREST DIFFERENTIAL(1)  --------------------------  --------------------------
(AMOUNTS IN THOUSANDS)              VOLUME(2) RATE(2)   NET     VOLUME(2)  RATE(2)    NET
----------------------------------  --------- -------  ------   ---------  ------   ------

INTEREST INCOME:
Loans(3)(4)                         $1,945    $(445)   $1,500    $3,184    $  980   $4,164
Federal funds sold                      37      (61)      (24)      154       151      305
Taxable investment securities          972      218     1,190       162       302      464
Tax-exempt investment securities(4)    (82)     (24)     (106)     (154)      (63)    (217)
                                    ------    -----    ------    ------    ------   ------
  Total interest income              2,872     (312)    2,560     3,346     1,370    4,716
                                    ------    -----    ------    ------    ------   ------

INTEREST EXPENSE:
Interest-bearing demand deposits      (158)    (181)     (339)      (51)      178      127
Savings                                753      740     1,493       (93)      (12)    (105)
Time deposits                          554       29       583     1,302     1,224    2,526
U. S. Treasury demand note             (17)      (2)      (19)       13        21       34
Note payable                          (111)     (10)     (121)      194        16      210
                                    ------    -----    ------    ------    ------   ------
  Total interest expense             1,021      576     1,597     1,365     1,427    2,792
                                    ------    -----    ------    ------    ------   ------
    NET INTEREST INCOME             $1,851    $(888)   $  963    $1,981    $  (57)  $1,924
                                    ======    =====    ======    ======    ======   ======

--------------------
(1) Certain reclassifications were made to conform with current year presentation.
(2) Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the old rate while rate change is change in rate times the old volume. The rate/volume change, change in rate times change in volume, has been allocated to the change in rate.
(3)  Includes loan fees as described in Table 1.
(4) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%.

INVESTMENT SECURITIES
---------------------


Investment securities available-for-sale (carried at estimated fair value) and held-to-maturity (carried at amortized cost) for each of the last three years are presented in Table 3. The maturity distribution of these securites and their weighted average yields are presented in Table 4.

TABLE 3 - INVESTMENT SECURITIES BY CATEGORY     AMORTIZED     FAIR       UNREALIZED    UNREALIZED
(AMOUNTS IN THOUSANDS)                             COST       VALUE        GAINS         LOSSES
-------------------------------------------     ---------    --------    ----------    ----------
AVAILABLE-FOR-SALE:
     U. S. Treasury and
        U.S. Government agencies:
            1996                                 $ 75,669    $ 75,330     $  203         $  542
            1995                                   60,863      61,181        492            174
            1994                                   58,803      56,611          1          2,193

     Mortgage-backed securities:
            1996                                    8,062       7,986         39            115
            1995                                    9,564       9,570         80             74
            1994                                   10,569       9,922         15            662

     Equity securities:
            1996                                      260         260
            1995                                      214         214
            1994                                      154         154

        Total available-for-sale:                --------    --------     ------         ------
            1996                                   83,991      83,576        242            657
            1995                                   70,641      70,965        572            248
            1994                                   69,526      66,687         16          2,855

HELD-TO-MATURITY:
     States and political subdivisions:
            1996                                   22,321      23,172        888             37
            1995                                   22,780      23,961      1,196             15
            1994                                   24,257      24,011        393            639

     Other securities:
            1995                                      401         402          1
            1994                                      404         403                         1

        Total held-to-maturity:                  --------    --------     ------         ------
            1996                                   22,321      23,172        888             37
            1995                                   23,181      24,363      1,197             15
            1994                                   24,661      24,414        393            640

         TOTAL INVESTMENT SECURITIES:            --------    --------     ------         ------
            1996                                 $106,312    $106,748     $1,130         $  694
            1995                                   93,822      95,328      1,769            263
            1994                                   94,187      91,101        409          3,495
                                                 ========    ========     ======         ======


                  SELECTED STATISTICAL INFORMATION, CONTINUED



Table 4 shows the distribution of maturities and the weighted average yields of debt securities at December 31, 1996:

----------------------------------------------------------------------------------------------
                                                        AT DECEMBER 31, 1996
TABLE 4 - MATURITY DISTRIBUTION         ------------------------------------------------------
OF INVESTMENT SECURITIES                1 YEAR        1-5       5-10       AFTER 10
(AMOUNTS IN THOUSANDS)                  OR LESS       YEARS     YEARS       YEARS        TOTAL
----------------------------------------------------------------------------------------------

DISTRIBUTION OF MATURITIES:
     AMORTIZED COST:
     U.S. Treasury and
          U.S. Government agencies     $ 12,488    $ 60,919    $  2,000    $    262    $ 75,669
     Mortgage-backed securities(1)          113       6,091       1,858                   8,062
     States and political subdivisions    2,862       8,117       7,287       4,055      22,321
                                       --------    --------    --------    --------    --------
          Total debt securities        $ 15,463    $ 75,127    $ 11,145    $  4,317    $106,052
                                       ========    ========    ========    ========    ========


     FAIR VALUE:
     U.S. Treasury and
          U.S. Government agencies     $ 12,533    $ 60,637    $  1,958    $    202    $ 75,330
     Mortgage-backed securities(1)          114       6,036       1,836                   7,986
     States and political subdivisions    2,883       8,312       7,665       4,312      23,172
                                       --------    --------    --------    --------    --------
          Total debt securities        $ 15,530    $ 74,985    $ 11,459    $  4,514    $106,488
                                       ========    ========    ========    ========    ========

     WEIGHTED AVERAGE YIELD:
     U.S. Treasury and                     6.33%       6.16%       6.06%       4.58%       6.18%
          U.S. Government agencies         8.39%       6.26%       6.41%                   6.32%
     Mortgage-backed securities(1)         9.92%       8.50%       8.97%       9.23%       8.97%
                                       --------    --------    --------    --------    --------
     States and political
     subdivisions(2)                       7.01%       6.42%       8.02%       8.95%       6.78%
                                       ========    ========    ========    ========    ========
     Total debt securities

------------
(1) Distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms.

(2) The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state income tax effects or the nondeductible portion of interest expense pertaining to tax-exempt income.


The Company has no investments in the obligations of any state or municipality which exceed 10% of its stockholders' equity at December 31, 1996.

LOANS
-----


Loans outstanding are presented by type below:

                                                                    AT DECEMBER 31
TABLE 5 - LOANS BY CATEGORY(1)                  ----------------------------------------------------
(AMOUNTS IN THOUSANDS)                            1996       1995       1994       1993       1992
----------------------                          --------   --------   --------   --------   --------
Commercial, financial, and agricultural         $ 88,899   $ 76,453   $ 69,574   $ 36,191   $ 35,972
Real estate - construction                         3,416      6,260      5,944      2,463      2,011
Real estate - mortgage                            59,515     53,509     52,954     49,849     40,361
Consumer, including credit cards                  35,550     33,006     31,750     30,196     27,842
                                                 -------    -------    -------    -------    -------
      Loans, gross                               187,380    169,228    160,222    118,699    106,186

      Unearned income                              3,641      3,843      3,950      4,286      5,135
                                                --------   --------   --------   --------   --------
               Loans, net                       $183,739   $165,385   $156,272   $114,413   $101,051
                                                ========   ========   ========   ========   ========

-------------------
(1) Certain reclassifications were made to conform with current year presentation.


The amount of total loans outstanding at December 31, 1996, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in Table 6:

                                                     AT DECEMBER 31, 1996
                                                   -------------------------
                                                   INTEREST RATE SENSITIVITY
TABLE 6 - LOAN MATURITY AND                        -------------------------
INTEREST RATE SENSITIVITY                          PREDETERMINED   FLOATING
(AMOUNTS IN THOUSANDS)                                  RATE         RATE
---------------------------                        -------------   ---------

Within one year                                      $ 41,458       $67,054
After one year but within five years                   55,490
After five years                                       23,378
                                                     --------       -------
    Total loans                                      $120,326       $67,054
                                                     ========       =======


The above maturity schedule is not necessarily indicative of future principal reductions since each loan is evaluated at maturity and, in many instances, is renewed in part or in total. Nonperforming loans are included.

NONPERFORMING ASSETS
--------------------

Table 7 presents information concerning nonperforming assets for each of the last five years:

                                                    AT DECEMBER 31
TABLE 7 - NONPERFORMING ASSETS(1)        --------------------------------------
(AMOUNTS IN THOUSANDS)                    1996    1995    1994    1993    1992
---------------------------------        ------  ------  ------  ------  ------
Nonaccrual loans                         $  686  $  632  $2,214  $1,628  $1,626
Restructured loans(2)                       418
                                         ------  ------  ------  ------  ------
     Total nonperforming loans            1,104     632   2,214   1,628   1,626
Other real estate(3)                        726   1,393     534     723     977
                                         ------  ------  ------  ------  ------
     Total nonperforming assets          $1,830  $2,025  $2,748  $2,351  $2,603
                                         ======  ======  ======  ======  ======
Accruing loans past due 90 days or more  $1,100  $1,245  $1,009  $  962  $1,233
                                         ======  ======  ======  ======  ======
Ratios:
     Nonperforming loans to net loans      0.60%   0.38%   1.42%   1.42%   1.61%
                                         ======  ======  ======  ======  ======
     Nonperforming assets to net loans
         plus other real estate            0.99%   1.21%   1.75%   2.04%   2.55%
                                         ======  ======  ======  ======  ======

(1) Certain reclassifications were made to conform with current year presentation.
(2) Does not include restructured loans that yield a market rate. At December 31, 1996, restructured loans yielding a market rate totaled $102. No restructured loans were reportable for the other periods presented.
(3) Includes only real estate acquired through foreclosure or in settlement of debts previously contracted.


Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms may be doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Other real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the status of commercial, financial, agricultural, and real estate loans to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan before being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is reversed. Unrecognized income on nonaccrual and restructured loans totaled approximately $71,000, $137,000, $194,000, $168,000, and $133,000 in 1996, 1995, 1994, 1993, and 1992.

Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000; all known potential problem loans were included in nonperforming loans for the other periods presented. At December 31, 1996, the Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans. A significant portion of the Company's loans are secured by real estate; at year-end 1996, loans secured by real estate totaled approximately $113,158,000.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The Company maintains an alllowance for loan losses available to absorb potential losses in the loan portfolio. The allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Activity in the allowance for each of the last five years is presented in the table below:

                                                                    YEAR ENDED DECEMBER 31
TABLE 8 - ALLOWANCE FOR LOAN LOSSES(1)               -----------------------------------------------------
(AMOUNTS IN THOUSANDS)                                 1996        1995       1994       1993       1992
--------------------------------------               --------   ---------   --------   --------   --------
Allowance for loan losses - Beginning of year        $  3,532   $   3,257   $  2,475   $  1,904   $  1,630
Allowance of purchased bank                                                      458
Provision for loan losses                               1,475       1,200      1,130      1,050        800
Charge-offs:
          Commercial, financial, and agricultural         996         752        744        220        453
          Real estate - construction                        0           0          0          0          0
          Real estate - mortgage                          167         135         50         46         62
          Consumer, including credit cards                791         589        533        728        586
                                                     --------    --------   --------   --------   --------
                    Total charge-offs                   1,954       1,476      1,327        994      1,101
                                                     --------    --------   --------   --------   --------
Recoveries:
          Commercial, financial, and agricultural         388         156        161         99        119
          Real estate - construction                        0           0          0          0          0
          Real estate - mortgage                           16          34         14         21         20
          Consumer, including credit cards                278         361        346        395        436
                                                     --------    --------   --------   --------   --------
                    Total recoveries                      682         551        521        515        575
                                                     --------    --------   --------   --------   --------
                    Net charge-offs                     1,272         925        806        479        526
                                                     --------    --------   --------   --------   --------
Allowance for loan losses - End of year              $  3,735    $  3,532   $  3,257   $  2,475   $  1,904
                                                     ========    ========   ========   ========   ========
Net loans outstanding(2) - End of year               $183,739    $165,385   $156,272   $114,413   $101,051
                                                     ========    ========   ========   ========   ========
Average loans                                        $177,522    $160,679   $131,579   $111,669   $101,338
                                                     ========   =========   ========   ========   ========
Ratios:
          Allowance to year-end net loans                2.03%       2.14%      2.08%      2.16%      1.88%
                                                     =========   ========  =========   ========   ========
          Net charge-offs to average loans               0.72%       0.58%      0.61%      0.43%      0.52%
                                                     =========   ========  =========   ========   ========
          Provision to average loans                     0.83%       0.75%      0.86%      0.94%      0.79%
                                                     =========   ========  =========   ========   ========
          Recoveries to total charge-offs               34.90%      37.33%     39.26%     51.81%     52.23%
                                                     =========   ========  =========   ========   ========

-------------------
(1) Certain reclassifications were made to conform with current year presentation.
(2)  Net of unearned income.



Table 9 on the next page contains additional information on the allowance for loan losses.

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within the loan categories summarized in the table below:



TABLE 9 - ALLOCATION OF                                    AT DECEMBER 31
ALLOWANCE FOR LOAN LOSSES                    ------------------------------------------
(AMOUNTS IN THOUSANDS)                        1996     1995     1994     1993     1992
-------------------------                    ------   ------   ------   ------   ------
ALLOCATION OF ALLOWANCE FOR
  LOAN LOSSES BY LOAN CATEGORY

Commercial, financial, and agricultural      $1,217   $1,236   $1,377   $  766   $  609
Real estate - construction                                71       56       50       38
Real estate - mortgage                          589      353      842      743      666
Consumer, including credit cards                394      706      982      916      591
Unallocated(1)                                1,535    1,166
                                             ------   ------   ------   ------   ------
    Total                                    $3,735   $3,532   $3,257   $2,475   $1,904
                                             ======   ======   ======   ======   ======

ALLOCATION OF ALLOWANCE FOR
   LOAN LOSSES AS A PERCENT
   OF TOTAL ALLOWANCE

Commercial, financial, and agricultural          33%      35%      42%      31%      32%
Real estate - construction                                 2%       2%       2%       2%
Real estate - mortgage                           16%      10%      26%      30%      35%
Consumer, including credit cards                 10%      20%      30%      37%      31%
Unallocated(1)                                   41%      33%
                                             ------   ------   ------   ------    -----
    Total                                       100%     100%     100%     100%     100%
                                             ======   ======   ======   ======    =====

YEAR-END LOAN CATEGORIES AS
   A PERCENT OF TOTAL LOANS

Commercial, financial, and agricultural          47%      45%      43%      30%      34%
Real estate - construction                        2%       4%       4%       2%       2%
Real estate - mortgage                           32%      32%      33%      42%      38%
Consumer, including credit cards                 19%      19%      20%      26%      26%
                                             ------   ------  -------   ------    -----
    Total                                       100%     100%     100%     100%     100%
                                             ======   ======  =======   ======    =====

--------------

(1) In 1994 and prior years, management allocated the allowance for loan losses based on historical net charge-offs and year-end loan types. No portion of the allowance was shown as unallocated.

DEPOSITS
--------


The composition of average deposits are presented in Table 10. The average rates paid on these deposits are listed in Table 1.

                                        YEAR ENDED DECEMBER 31          PERCENT OF TOTAL
TABLE 10 - DEPOSITS                  ----------------------------  -------------------------
(AMOUNTS IN THOUSANDS)                 1996      1995      1994     1996      1995     1994
---------------------------------    --------  --------  --------  ------    ------   ------
AVERAGE BALANCES:
Noninterest-bearing deposits         $ 51,594  $ 47,671  $ 38,146   18.15%    19.08%   17.48%
Interest-bearing demand deposits       48,247    53,010    54,713   16.97%    21.22%   25.08%
Savings                                53,342    27,557    30,694   18.77%    11.03%   14.07%
Time deposits                         131,048   121,566    94,614   46.11%    48.67%   43.37%
                                     --------  --------  --------  ------    ------   ------
    Total                            $284,231  $249,804  $218,167  100.00%   100.00%  100.00%
                                     ========  ========  ========  =======   ======   ======


The maturities of certificates of deposit of $100,000 or more at December 31, 1996 are presented below:



                                                      AT DECEMBER 31, 1996
TABLE 11 - MATURITIES OF CERTIFICATES                 --------------------
OF DEPOSIT OF $100,000 OR MORE                            CERTIFICATES
(AMOUNTS IN THOUSANDS)                                    OF DEPOSIT
-------------------------------------                 --------------------

Months to maturity:
    3 or less                                                $  8,106
    Over 3 through 6                                            6,654
    Over 6 through 12                                          12,749
    Over 12                                                     9,675
                                                             --------
       Total                                                 $ 37,184
                                                             ========



SELECTED RATIOS FOR MEASUREMENT OF NET INCOME AND EQUITY
--------------------------------------------------------

Selected ratios for measurement of net income and equity are presented below:


                                                      YEAR ENDED DECEMBER 31
                                                  -----------------------------
TABLE 12 - RETURN ON EQUITY AND ASSETS            1996        1995        1994
--------------------------------------            -----       -----       -----

Return on average assets(2)                        1.49%       1.50%       1.47%
Return on average equity(2)                       14.73%      14.64%      13.94%
Dividend payout ratio(1)                          22.60%      23.96%      26.47%
Average equity to average assets ratio(2)         10.09%      10.21%      10.53%

(1) The dividend payout ratio has been restated to give retroactive effect to the stock split paid on August 9, 1996.
(2) These ratios exclude the effects of mark-to-market accounting for investment securities.

                                  [LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Southeastern Banking Corporation
Darien, Georgia

We have audited the accompanying consolidated balance sheet of Southeastern Banking Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Southeastern Banking Corporation and subsidiaries as of December 31, 1995 and for the two years in the period then ended were audited by other auditors whose report, dated January 19, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southeastern Banking Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/  BRICKER & MELTON, P.A.
January 24, 1997
Duluth, Georgia

                                  [LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Southeastern Banking Corporation
Darien, Georgia

We have audited the accompanying consolidated balance sheet of Southeastern Banking Corporation and subsidiaries as of December 31, 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southeastern Banking Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/  DELOITTE & TOUCHE LLP
Jacksonville, Florida
January 19, 1996

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


ASSETS                                                  1996           1995
------                                              ------------   ------------


CASH AND DUE FROM BANKS, including reserve
 requirements of approximately $2,830,000 and
 $3,331,000 at December 31, 1996 and 1995           $ 15,415,525   $ 17,257,615

FEDERAL FUNDS SOLD
   Cash and cash equivalents                          17,090,000      8,030,000
                                                    ------------   ------------
INVESTMENT SECURITIES:                                32,505,525     25,287,615
  Held-to-maturity (market value of
   approximately $23,172,000 and
   $24,363,000 at December 31, 1996 and 1995)         22,321,326     23,180,696
  Available-for-sale, at market value                 83,576,219     70,964,992
                                                    ------------   ------------
     Total investment securities                     105,897,545     94,145,688

LOANS, GROSS                                         187,380,335    169,227,586
  Unearned income                                     (3,641,146)    (3,842,284)
  Allowance for loan losses                           (3,734,527)    (3,531,872)
                                                    ------------   ------------
     Loans, net                                      180,004,662    161,853,430

PREMISES AND EQUIPMENT, net                            8,500,387      7,123,150
INTANGIBLE ASSETS                                      3,395,889      2,995,981
OTHER ASSETS                                           5,521,610      5,549,918
                                                    ------------   ------------

TOTAL ASSETS                                        $335,825,618   $296,955,782
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES:
  Noninterest-bearing deposits                      $ 54,751,222    $ 55,584,441
  Interest-bearing deposits                          239,601,758     203,955,290
                                                    ------------    ------------
     Total deposits                                  294,352,980     259,539,731

U.S. TREASURY DEMAND NOTE                              1,800,366         448,054
NOTE PAYABLE                                           1,450,000       2,525,000
OTHER LIABILITIES                                      4,218,645       3,670,871
                                                    ------------    ------------
     Total liabilities                               301,821,991     266,183,656
                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)

STOCKHOLDERS' EQUITY:
  Common stock - $1.25 par value; authorized
   10,000,000 shares; issued and outstanding
   3,580,797 and 1,193,599 shares at
   December 31, 1996 and 1995                          4,475,996       1,491,998
  Additional paid-in capital                           1,391,723       4,375,721
  Retained earnings                                   28,409,683      24,690,512
                                                    ------------    ------------
     Realized stockholders' equity                    34,277,402      30,558,231
  Unrealized  (losses) gains on investment              (273,775)        213,895
  securities, net of tax                            ------------    ------------
     Total stockholders' equity                       34,003,627      30,772,126
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $335,825,618    $296,955,782
                                                    ============    ============

See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996


                                           1996          1995          1994
                                        -----------   -----------   -----------

INTEREST INCOME:
  Loans, including fees                 $20,027,039   $18,506,328   $14,320,471
  Federal funds sold                        508,209       532,226       227,218
  Investment securities:
   Taxable                                5,392,546     4,202,698     3,739,159
   Tax-exempt                             1,295,962     1,365,990     1,511,230
                                        -----------   -----------   -----------
      Total interest income              27,223,756    24,607,242    19,798,078
                                        -----------   -----------   -----------

INTEREST EXPENSE:
  Deposits                               11,397,599     9,661,112     7,113,234
  U.S. Treasury demand note                  56,208        75,099        40,657
  Note payable to bank                      133,450       254,164        43,625
                                        -----------   -----------   -----------
      Total interest expense             11,587,257     9,990,375     7,197,516
                                        -----------   -----------   -----------

      Net interest income                15,636,499    14,616,867    12,600,562

PROVISION FOR LOAN LOSSES                 1,475,000     1,200,000     1,130,000
                                        -----------   -----------   -----------
      Net interest income after
       provision for loan losses         14,161,499    13,416,867    11,470,562
                                        -----------   -----------   -----------

NONINTEREST INCOME:
  Service charges on deposit accounts 3,203,335 2,693,591 2,225,619 Investment securities (losses)
   gains, net                                (8,649)      (38,790)       61,261
  Other operating income                    910,825       783,938       634,175
                                        -----------   -----------   -----------
      Total noninterest income            4,105,511     3,438,739     2,921,055
                                        -----------   -----------   -----------

NONINTEREST EXPENSE:
  Salaries and employee benefits          6,411,381     5,820,415     5,089,941
  Occupancy and equipment, net            2,064,660     1,808,689     1,523,415
  Other operating expense                 2,889,127     3,101,251     2,928,380
                                        -----------   -----------   -----------
      Total noninterest expense          11,365,168    10,730,355     9,541,736
                                        -----------   -----------   -----------

      Income before income taxes          6,901,842     6,125,251     4,849,881

INCOME TAX EXPENSE                        2,096,615     1,838,341     1,199,185
                                        -----------   -----------   -----------

      Net income                        $ 4,805,227   $ 4,286,910   $ 3,650,696
                                        ===========   ===========   ===========

NET INCOME PER COMMON SHARE             $      1.34   $      1.20   $      1.02
                                        ===========   ===========   ===========


See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                                          UNREALIZED
                                                                                             GAINS
                                                                                         (LOSSES) ON
                                                     ADDITIONAL                           INVESTMENT
                                    COMMON            PAID-IN           RETAINED          SECURITIES,
                                    STOCK             CAPITAL           EARNINGS          NET OF TAX           TOTAL
                                  ----------         ----------       -----------        -----------        -----------
BALANCE AT DECEMBER 31, 1993       $1,491,998        $4,375,721       $18,746,215        $   477,927        $25,091,861

  Net income                                                            3,650,696                             3,650,696
  Cash dividends declared
   ($.27 per share)                                                      (966,815)                             (966,815)
  Change in unrealized
   gains (losses) on investment
   securities, net of tax                                                                 (2,351,292)        (2,351,292)
                                   ----------        ----------        -----------       -----------        -----------
BALANCE AT DECEMBER 31, 1994        1,491,998         4,375,721         21,430,096        (1,873,365)        25,424,450

  Net income                                                             4,286,910                            4,286,910
  Cash dividends declared
   ($.29 per share)                                                     (1,026,494)                          (1,026,494)
  Change in unrealized
   gains (losses) on investment
   securities, net of tax                                                                  2,087,260          2,087,260
                                   ----------        ----------        -----------       -----------        -----------

BALANCE AT DECEMBER 31, 1995        1,491,998         4,375,721         24,690,512           213,895         30,772,126

  Net income                                                             4,805,227                            4,805,227
  Declaration of
   three-for-one stock split        2,983,998        (2,983,998)
  Cash dividends declared
   ($.30 per share)                                                     (1,086,056)                          (1,086,056)
  Change in unrealized
   gains (losses) on investment
   securities, net of tax                                                                   (487,670)          (487,670)
                                   ----------        ----------        -----------       -----------        -----------

BALANCE AT DECEMBER 31, 1996       $4,475,996        $1,391,723        $28,409,683       $  (273,775)       $34,003,627
                                   ==========        ==========        ===========       ===========        ===========

See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                        1996             1995              1994
                                                    ------------     ------------      ------------
OPERATING ACTIVITIES:
  Net income                                        $  4,805,227     $  4,286,910      $  3,650,696
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                          1,475,000        1,200,000         1,130,000
    Depreciation                                         993,040          897,034           822,880
    Amortization and accretion, net                      319,237          252,328           275,983
    Deferred income tax benefit                          (82,587)         (70,511)          (80,107)
    Investment securities losses (gains), net              8,649           38,790           (61,261)
    Net gain on sales of other real estate
     owned                                              (145,653)         (75,292)         (132,116)
    Changes in assets and liabilities:
     (Increase) decrease in other assets                (333,087)        (158,667)           85,494
     Increase (decrease) in other liabilities            391,095          422,538           (25,697)
                                                    ------------     ------------      ------------
      Net cash provided by operating activities        7,430,921        6,793,130         5,665,872
                                                    ------------     ------------      ------------

INVESTING ACTIVITIES:
  Proceeds from maturities of investment
   securities:
   Held-to-maturity                                    3,493,600        1,806,300         3,229,100
   Available-for-sale                                 29,181,620       24,795,787        17,676,153
  Proceeds from sales of investment securities:
   Available-for-sale                                  6,377,250        7,930,625         4,991,719
  Proceeds from sales of other real estate owned         379,476          217,472           576,250
  Purchases of investment securities:
   Held-to-maturity                                   (2,651,768)        (352,792)       (2,192,459)
   Available-for-sale                                (48,911,828)     (33,836,891)      (15,645,788)
  Net increase in loans                              (17,235,619)     (11,054,896)      (22,625,222)
  Additions to premises and equipment, net              (895,467)        (599,686)         (819,300)
  Cash and cash equivalents received in
   purchase of branches from Compass Bank             19,497,817
  Cash and cash equivalents paid in excess of
   cash acquired for purchase of United
   Citizens Bank of Alachua County                                                          (28,924)
                                                    ------------     ------------      ------------
      Net cash used in investing activities          (10,764,919)     (11,094,081)      (14,838,471)
                                                    ------------     ------------      ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in demand, NOW, and
   savings deposits                                   21,859,755       (5,381,983)       12,554,658
  Net (decrease) increase in certificates of
   deposit                                           (10,522,856)      13,891,819         2,520,467
  Net increase (decrease) in U.S. Treasury
   demand note                                         1,352,312         (187,293)       (2,002,298)
  Proceeds from issuance of note payable                                                  3,500,000
  Payments on note payable                            (1,075,000)        (975,000)
  Cash dividends paid                                 (1,062,303)      (1,002,624)         (942,943)
                                                    ------------     ------------      ------------
      Net cash provided by financing activities       10,551,908        6,344,919        15,629,884
                                                    ------------     ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS              7,217,910        2,043,968         6,457,285

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        25,287,615       23,243,647        16,786,362
                                                    ------------     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $ 32,505,525     $ 25,287,615      $ 23,243,647
                                                    ============     ============      ============

See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    Southeastern Banking Corporation and subsidiaries, Southeastern Bank and Southeastern Bank of Florida, (collectively the "Company") provide a full range of banking services to individual and corporate customers in southeast Georgia and northeast and central Florida. The consolidated financial statements include the accounts of Southeastern Banking Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The financial statements have been prepared in conformity with generally accepted accounting principles within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses for the reporting period. Actual results could vary from these estimates. A summary of the more significant accounting and reporting policies follows:

    CASH EQUIVALENTS - Cash equivalents include due from banks and Federal funds sold. Generally, Federal funds are sold for one-day periods.

    INVESTMENT SECURITIES - Investment securities are classified as held-to-maturity or available-for-sale. Securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at market value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized. Gains and losses on sales of investment securities are recognized based on the adjusted cost of the specific security at disposition.

    LOANS - Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Interest income on loans is generally recognized on a level-yield basis. Interest income on loans which are made on the discount basis is recognized using the sum-of-the-months-digits method which does not differ materially from the level-yield basis.

    Loans are changed to nonaccrual status when the full timely collection of principal or interest becomes doubtful or the loans become contractually past due 90 days or more as to either principal or interest, unless the loans are both well-secured and in the process of collection. Accrued interest on any loan changed to nonaccrual status is reversed. Cash receipts on nonaccrual loans are applied first to outstanding principal balances and then to interest.

    ALLOWANCE FOR LOAN LOSSES - Additions to the allowance for loan losses are based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, value of underlying collateral, and other factors which, in management's judgment, deserve recognition in estimating loan losses. Loans are charged-off when, in the opinion of management, such loans are deemed to be uncollectible. Recognized losses are charged to the allowance and subsequent recoveries are added. Although the Company believes it has a sound basis for estimating the amount needed for the allowance for loan losses, actual charge-offs are highly dependent upon future events, including the economies of the areas in which the Company lends.

    In 1993, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan (SFAS 114)." SFAS 114 addresses the accounting by creditors for impairment of certain loans and requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market price, or the fair value of the collateral, if the loan is collateral dependent. Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures (SFAS 118)," amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and to require additional disclosures about how a creditor recognizes interest income related to impaired loans. Adoption of these statements did not have a material effect on results of operations.

    PREMISES AND EQUIPMENT - Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred, while betterments are capitalized.

    OTHER REAL ESTATE - Other real estate represents property acquired through foreclosure or in settlement of loans and is recorded at the lower of cost or fair value less estimated selling expenses. Provisions for subsequent devaluation of other real estate are charged to operations, while costs associated with improving the property are capitalized. Gains and losses on sales of other real estate are recognized at disposition based on adjusted carrying values.

    INTANGIBLE ASSETS - Intangible assets consist of deposit base premiums and goodwill. The deposit base premiums are being amortized using the straight-line method over estimated useful lives ranging from 11 to 15 years. Goodwill is being amortized using the straight-line method over periods ranging from 15 to 20 years.

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS 121 require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a significant impact on the financial condition or results of operations of the Company.

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

    LOAN ORIGINATION FEES AND COSTS - Loan origination fees and certain direct loan origination costs are normally capitalized and recognized as an adjustment to the yield on the related loans. As the net amount of loan origination fees for the years ended December 31, 1996, 1995 and 1994 was not significant, no amounts have been capitalized or deferred.

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

    EARNINGS PER COMMON SHARE - Earnings per common share are based upon the weighted average number of common shares outstanding during each year. (See
    Note 14.)

    PENDING ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." After financial assets have been transferred, SFAS 125 requires recognition of the financial and servicing assets controlled and liabilities incurred, removal of financial assets when control has been surrendered, and removal of liabilities when they have been extinguished. SFAS 125 applies to transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The Company adopted SFAS 125 on January 1, 1997; it did not have a significant impact on the financial condition or results of operations of the Company.


NOTE 2 - ACQUISITIONS

    On February 15, 1996, the Company acquired three branches of Compass Bank. The Company received cash, loans and property and equipment with fair values of approximately $22,982,000 while assuming deposits of approximately $23,476,000. The excess of liabilities assumed over net assets acquired was recorded as a deposit premium which is being amortized over a period of 15 years.

    On October 14, 1994, the Company acquired 100% of the outstanding common stock of United Citizens Bank of Alachua County, Alachua, Florida (Alachua) under the name Southeastern Bank of Florida. The aggregate consideration paid for Alachua was approximately $5,139,000. The source of funds applied toward the purchase of Alachua was cash of the Company as well as a term loan further described in Note 9. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair values of such assets and liabilities at the acquisition date. The purchase price resulted in an excess of costs over net assets acquired of approximately $1,800,000 which is being amortized over a period of 15 years. The results of operations of the acquired bank have been included in the consolidated financial statements from the date of acquisition forward. The acquisition did not have a material effect on the consolidated financial statements.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

    Certain supplemental disclosure of cash flow information and noncash investing and financing activities for the three years ended December 31, 1996 follows:

                                               1996          1995          1994
                                            -----------   -----------   -----------

      CASH PAID DURING THE YEAR FOR:

Interest paid to depositors                 $11,112,960   $ 8,943,314   $ 7,160,921
                                            ===========   ===========   ===========

Interest paid on note payable to bank       $   133,684   $   254,367   $    42,896
                                            ===========   ===========   ===========

Income taxes                                $ 2,306,698   $ 1,756,000   $ 1,324,687
                                            ===========   ===========   ===========

NONCASH INVESTING AND FINANCING
  ACTIVITIES:

Loans foreclosed                            $   592,746   $ 1,420,184   $   552,976
                                            ===========   ===========   ===========

Loans made in connection with
sales of foreclosed real estate             $   881,125   $   404,000   $   467,150
                                            ===========   ===========   ===========


NOTE 4 - INVESTMENT SECURITIES

    The amortized cost and estimated fair value of investment securities as of December 31, 1996 and 1995 are as follows:

                                                                  1996
                                      -----------------------------------------------------------
                                                         GROSS          GROSS
                                       AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                          COST          GAINS           LOSSES          VALUE
                                      ------------   ------------    ------------    ------------
Available-for-sale:
  U.S. Treasury and
   U.S. Government agencies           $ 75,668,946   $    202,588    $   (541,642)   $ 75,329,892
  Mortgage-backed securities             8,061,956         38,787        (114,542)      7,986,201
  Equity securities                        260,126                                        260,126
                                      ------------   ------------    ------------    ------------
                                        83,991,028        241,375        (656,184)     83,576,219

Held-to-maturity:
  States and political subdivisions     22,321,326        887,874         (36,856)     23,172,344
                                      ------------   ------------    ------------    ------------
                                        22,321,326        887,874         (36,856)     23,172,344
                                      ------------   ------------    ------------    ------------

Total investment securities           $106,312,354   $  1,129,249    $   (693,040)   $106,748,563
                                      ============   ============    ============    ============



                                                                     1995
                                        -----------------------------------------------------------
                                                          GROSS            GROSS
                                         AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                            COST          GAINS           LOSSES           VALUE
                                        ------------   ------------    -------------    -----------
Available-for-sale:
  U.S. Treasury and
   U.S. Government agencies             $ 60,862,532   $    492,500    $   (174,102)   $ 61,180,930
  Mortgage-backed securities               9,564,076         80,060         (74,374)      9,569,762
  Equity securities                          214,300                                        214,300
                                        ------------   ------------    ------------    ------------
                                          70,640,908        572,560        (248,476)     70,964,992

Held-to-maturity:
  States and political subdivisions       22,780,130      1,196,451         (15,573)     23,961,008
  Corporate bonds                            400,566          1,474                         402,040
                                        ------------   ------------    ------------    ------------
                                          23,180,696      1,197,925         (15,573)     24,363,048
                                        ------------   ------------    ------------    ------------

Total investment securities             $ 93,821,604   $  1,770,485    $   (264,049)   $ 95,328,040
                                        ============   ============    ============    ============

    Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below:

                                               AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                           -------------------------   -------------------------
                                            AMORTIZED       FAIR        AMORTIZED       FAIR
                                               COST         VALUE         COST          VALUE
                                           -----------   -----------   -----------   -----------

Due within one year                        $12,488,315   $12,533,472   $ 2,861,936   $ 2,882,629
Due after one year through five years       60,918,631    60,636,820     8,116,892     8,311,892
Due after five years through ten years       2,000,000     1,957,600     7,287,616     7,665,645
Due after ten years                            262,000       202,000     4,054,882     4,312,178
                                           -----------   -----------   -----------   -----------
                                            75,668,946    75,329,892    22,321,326    23,172,344
Mortgage-backed securities                   8,061,956     7,986,201
                                           -----------   -----------   -----------   -----------
     Total                                 $83,730,902   $83,316,093   $22,321,326   $23,172,344
                                           ===========   ===========   ===========   ===========

    Gross gains of $156, $10,371 and $8,760 were realized on sales of investment securities occurring during 1996, 1995 and 1994, respectively. Gross losses of $22,914, $68,011 and $17,271 were realized on sales of investment securities classified as available-for-sale during 1996, 1995 and 1994, respectively.

    Investment securities with an aggregate carrying value of approximately $41,014,000 and $32,993,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes as required by law.


NOTE 5 - LOANS

    Loans outstanding, by classification, are summarized as follows:

                                                             DECEMBER 31
                                                     --------------------------
                                                        1996            1995
                                                     ----------      ----------

Commercial, financial and agricultural              $ 88,898,591  $  76,452,520
Real estate - construction                             3,415,928      6,259,931
Real estate - mortgage                                59,515,750     53,509,163
Consumer, including credit cards                      35,550,066     33,005,972
                                                    ------------  -------------

   Loans, gross                                     $187,380,335  $  169,227,586
                                                    ============  ==============

    The following is a summary of transactions in the allowance for loan losses:

                                               YEARS ENDED DECEMBER 31
                                      -----------------------------------------
                                         1996           1995           1994
                                      -----------    -----------    -----------

Balance at beginning of year          $ 3,531,872    $ 3,257,000    $ 2,474,962
Reserve of purchased bank                                               458,112
Provision for loan losses               1,475,000      1,200,000      1,130,000

Charge-offs                            (1,953,517)    (1,476,285)    (1,326,666)
Recoveries                                681,172        551,157        520,592
                                      -----------    -----------    -----------
   Net charge-offs                     (1,272,345)      (925,128)      (806,074)
                                      -----------    -----------    -----------

Balance at end of year                $ 3,734,527    $ 3,531,872    $ 3,257,000
                                      ===========    ===========    ===========

    The Company's primary lending area is southeast Georgia and northeast and central Florida. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. At December 31, 1996 and 1995, the Company had approximately $113,158,000 and $107,462,000, respectively, in loans secured by real estate. It is the Company's lending policy to collateralize real estate loans based upon certain loan to appraised value ratios.

    Nonaccrual and restructured loans totaled approximately $1,206,000, $632,000 and $2,214,000 as of December 31, 1996, 1995 and 1994, respectively. Unrecognized interest income on such loans during the years ended December 31, 1996, 1995 and 1994 totaled approximately $71,000, $137,000 and
    $194,000, respectively.

    The Company's subsidiaries engage in customary banking transactions and have outstanding loans to directors, executive officers, principal shareholders, and their affiliates. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 1996 and 1995 was approximately $2,056,000 and $1,962,000, respectively. New loans and repayments of these related parties totaled approximately $925,000 and $831,000 in 1996.


NOTE 6 - PREMISES AND EQUIPMENT

    Premises and equipment, net of depreciation and amortization, are summarized at December 31, 1996 and 1995 as follows:

                                                            1996        1995
                                                         ----------  ----------

      Land                                              $1,379,507   $  851,257
      Buildings and leasehold improvements               7,310,930    6,275,341
      Furniture and equipment                            5,302,309    4,467,873
      Construction in progress                                          157,289
                                                        ----------   ----------
                                                        13,992,746   11,751,760
      Accumulated depreciation and amortization         (5,492,359)  (4,628,610)
                                                        ----------   ----------

         Premises and equipment, net                   $ 8,500,387   $7,123,150
                                                       ===========   ==========


NOTE 7 - INTEREST-BEARING DEPOSITS

   The following is a summary of interest-bearing deposits by classification at December 31, 1996 and 1995:

                                                    1996              1995
                                                ------------      ------------

Interest-bearing demand deposits                $ 50,054,281      $ 52,162,251
Savings                                           63,744,880        25,839,803
Time certificates under $100,000                  88,618,656        89,205,554
Time certificates $100,000 or more                37,183,941        36,747,682
                                                ------------      ------------

   Total interest-bearing deposits              $239,601,758      $203,955,290
                                                ============      ============

    Interest expense on time certificates of $100,000 or more approximated $2,202,000, $2,057,000 and $1,136,000 for the years ended December 31, 1996,
    1995 and 1994, respectively.


NOTE 8 - SHORT-TERM BORROWINGS

    The Company utilizes short-term borrowings as needed for liquidity purposes in the form of U.S. Treasury demand notes and federal funds purchased. The Company has unsecured lines of credit for federal funds purchased from other banks totaling $3,000,000 at December 31, 1996. At December 31, 1996 and 1995, the Company had no amounts outstanding under these lines.


NOTE 9 - NOTE PAYABLE

    The note payable at December 31, 1996 and 1995 consists of a term loan with principal payments of $425,000 due annually through the September 30, 2004 maturity. Interest is payable currently at 7.25%. The note is collateralized by 100% of the outstanding common stock of Southeastern Bank of Florida.


NOTE 10 - INCOME TAX EXPENSE

    The components of income tax expense are as follows:

                                      1996            1995             1994
                                  -----------      -----------      -----------
Federal:
  Current tax expense             $ 2,028,633      $ 1,769,566      $ 1,207,506
  Deferred tax benefit                (82,587)         (70,511)         (80,107)
                                  -----------      -----------      -----------
                                    1,946,046        1,699,055        1,127,399
State:
  Current tax expense                 150,569          139,286           71,786
                                  -----------      -----------      -----------

                                  $ 2,096,615      $ 1,838,341      $ 1,199,185
                                  ===========      ===========      ===========

    The following schedule summarizes the differences between the actual income tax expense and the income tax expense that would result from applying the federal statutory income tax rate:

                                         1996           1995           1994
                                      -----------    -----------    -----------

Taxes at federal statutory rate       $ 2,346,626    $ 2,082,585    $ 1,648,960
Increase (decrease) resulting from:
  Tax-exempt interest income, net        (405,855)      (440,868)      (505,930)
  Other, net                               56,468        104,695          8,776
  State income taxes, net of federal       99,376         91,929         47,379
  benefit                             -----------    -----------    -----------

    Total income tax expense          $ 2,096,615    $ 1,838,341    $ 1,199,185
                                      ===========    ===========    ===========

    The components of net deferred tax assets (liabilities) at December 31, 1996 and 1995 are as follows:

                                                       1996          1995
                                                    ----------     ---------
      Deferred tax assets:
         Allowance for loan losses                  $  891,488     $ 832,905
         Other real estate                              72,127        67,498
         Unrealized losses (gains) on investment
          securities available-for-sale                141,034      (110,189)
         Accretion of discounts on investment
          securities                                   (90,490)      (75,865)
         Other                                          34,000
                                                    ----------     ---------

          Net deferred tax asset                    $1,048,159     $ 714,349
                                                    ==========     =========


NOTE 11 - EMPLOYEE BENEFIT PLAN

    The Company has a noncontributory profit sharing plan which covers substantially all employees. Under the terms of the plan, the Company's contributions are discretionary, but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Total contributions expensed under this plan totaled $320,000, $282,000 and $260,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

    LOANS - For variable rate loans that reprice frequently and have no significant change in credit risk, fair value approximates carrying value. The fair value of all other loans is estimated by discounting the future cash flows using the current rate at which loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

    DEPOSIT LIABILITIES - The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The estimate of fair value is not intended to represent market value, deposit base premium or portfolio liquidation value.

    U. S. TREASURY DEMAND NOTE - The fair value of the U.S.  Treasury demand note is the amount payable on demand at the reporting date.

    NOTE PAYABLE - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

    COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

    The carrying values and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

                                                  DECEMBER 31, 1996                 DECEMBER 31, 1995
                                             ----------------------------     ----------------------------
                                               CARRYING           FAIR          CARRYING          FAIR
                                                 VALUE           VALUE            VALUE          VALUE
                                             ------------    ------------     ------------    ------------
   Financial assets:
           Cash and cash equivalents         $ 32,505,525    $ 32,505,525     $ 25,287,615    $ 25,287,615
           Investment securities              105,897,545     106,748,563       94,145,688      95,328,040

           Loans, net of unearned
             income                           183,739,189                      165,385,302
            Less: Allowance for
            loan losses                        (3,734,527)                      (3,531,872)
                                             ------------                     ------------
                                             $180,004,662    $179,631,401     $161,853,430    $163,036,000
                                             ============                     ============

         Financial liabilities:
           Deposits                          $294,352,980    $293,646,859     $259,539,731    $260,317,441
           U.S. Treasury demand note            1,800,366       1,800,366          448,054         448,054
           Note payable                         1,450,000       1,450,000        2,525,000       2,525,000

         Off-balance sheet financial
           instruments:
          Commitments to extend credit                       $ 26,540,000                     $ 21,085,000
          Standby letters of credit                             1,903,000                          793,000

NOTE 13 - CONDENSED FINANCIAL INFORMATION OF SOUTHEASTERN
          BANKING CORPORATION (PARENT COMPANY ONLY)

    The following represents Parent Company only financial information of Southeastern Banking Corporation:

                            CONDENSED BALANCE SHEETS


                                                              DECEMBER 31
                                                      --------------------------
                                                         1996            1995
                                                      -----------    -----------
      ASSETS
      ------
         Cash                                         $   461,036    $ 1,813,032
         Investment in bank subsidiaries, at equity    34,769,315     30,983,994
         Premises and equipment, net                      104,602        114,637
         Other assets                                     607,750        869,868
                                                      -----------    -----------

         TOTAL ASSETS                                 $35,942,703    $33,781,531
                                                      ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
         LIABILITIES:
           Note payable                               $ 1,450,000    $ 2,525,000
           Other liabilities                              489,076        484,405
                                                      -----------    -----------
              Total liabilities                         1,939,076      3,009,405
                                                      -----------    -----------

         STOCKHOLDERS EQUITY:
           Common stock                                 4,475,996      1,491,998
           Additional paid-in capital                   1,391,723      4,375,721
           Retained earnings                           28,409,683     24,690,512
                                                      -----------    -----------
              Realized stockholders' equity            34,277,402     30,558,231
           Unrealized (losses) gains on investment
            securities, net of tax                       (273,775)       213,895
                                                      -----------    -----------
              Total stockholders' equity               34,003,627     30,772,126
                                                      -----------    -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $35,942,703    $33,781,531
                                                      ===========    ===========

                         CONDENSED STATEMENTS OF INCOME


                                                   YEARS ENDED DECEMBER 31
                                            ------------------------------------
                                               1996         1995         1994
                                            ----------   ----------   ----------

      INCOME:
           Dividends                        $2,200,000    $3,920,00   $1,760,000
           Interest income                      23,215       28,179       31,602
           Equity in undistributed income
            of bank subsidiaries             2,772,991      618,685    2,073,493
           Other income                          3,475                    46,000
                                            ----------   ----------   ----------
             Total income                    4,999,681    4,566,864    3,911,095
                                            ----------   ----------   ----------

         OPERATING EXPENSES:
           Interest expense                    133,450      254,164       43,625
           Occupancy and other expenses        129,972      124,087      278,893
                                            ----------   ----------   ----------
             Total expenses                    263,422      378,251      322,518
                                            ----------   ----------   ----------

             Income before income taxes      4,736,259    4,188,613    3,588,577

         INCOME TAX BENEFIT                     68,968       98,297       62,119
                                            ----------   ----------   ----------

             Net income                     $4,805,227   $4,286,910   $3,650,696
                                            ==========   ==========   ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31
                                                    -----------------------------------------
                                                       1996           1995           1994
                                                    -----------    -----------    -----------
     OPERATING ACTIVITIES:
           Net income                               $ 4,805,227    $ 4,286,910    $ 3,650,696
           Adjustments to reconcile net income
            to cash provided by operating
            activities:
             Equity in undistributed income of
             bank subsidiaries                       (2,772,991)      (618,685)    (2,073,493)
             Depreciation and amortization               59,322         66,322         59,322
             Deferred income tax expense
             (benefit)                                    2,380         (2,380)
             Net gain on sales of real estate
              held for resale                            (3,475)
             Changes in assets and liabilities:
              Decrease (increase) in other assets       158,276       (186,986)
              (Decrease) increase in other
              liabilities                               (19,081)      (244,060)       297,216
                                                    -----------    -----------    -----------
               Net cash provided by operating
                activities                            2,229,658      3,301,121      1,933,741
                                                    -----------    -----------    -----------

         INVESTING ACTIVITIES:
           Purchases of investment securities
            available-for-sale                             (826)
           Investment in bank subsidiaries           (1,500,000)
           Cash paid for acquisition                                               (5,138,702)
           Proceeds from sales of real estate
            held for resale                              56,475                       250,000
                                                    -----------    -----------    -----------
               Net cash used in investing
                activities                           (1,444,351)                   (4,888,702)
                                                    -----------    -----------    -----------

         FINANCING ACTIVITIES:
           Proceeds from issuance of note payable                                   3,500,000
           Payments on note payable                  (1,075,000)      (975,000)
           Cash dividends paid                       (1,062,303)    (1,002,624)      (942,943)
                                                    -----------    -----------    -----------
               Net cash (used in) provided by
                financing activities                 (2,137,303)    (1,977,624)     2,557,057
                                                    -----------    -----------    -----------

         NET (DECREASE) INCREASE IN CASH AND CASH
           EQUIVALENTS                               (1,351,996)     1,323,497       (397,904)

         CASH AND CASH EQUIVALENTS AT BEGINNING
           OF YEAR                                    1,813,032        489,535        887,439
                                                    -----------    -----------    -----------

         CASH AND CASH EQUIVALENTS AT END OF YEAR   $   461,036    $ 1,813,032    $   489,535
                                                    ===========    ===========    ===========

NOTE 14 - STOCKHOLDERS' EQUITY

    On August 9, 1996, the Company paid a three-for-one stock split to stockholders of record at the close of business on July 26, 1996. The issuance of the stock split increased the Company's outstanding common stock from 1,193,599 shares to 3,580,797 shares. All per share amounts have been restated to reflect the stock split.


NOTE 15 - REGULATORY REQUIREMENTS

    The Company and its subsidiaries are subject to various regulatory capital requirements. Failure to meet adequate or minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on the Company's financial statements. The Company and its subsidiaries must meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 (primarily stockholders' equity less intangible assets) and total (Tier 1, certain debt instruments, and a portion of the allowance for loan losses) capital to risk-weighted assets and a leverage ratio of Tier 1 capital to average quarterly assets. As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Georgia subsidiary as well capitalized under the regulatory framework for prompt corrective action. The most recent notification from the Federal Reserve Bank categorized the Florida subsidiary as adequately capitalized under the regulatory framework for prompt corrective action. Management believes that the Company meets all applicable capital requirements as of December 31, 1996. Actual capital amounts and ratios are presented in the table below:

                                                    DECEMBER 31, 1996
                                  -------------------------------------------------------
                                   REGULATORY       REGULATORY
                                  DEFINITION OF   DEFINITION OF
                                      WELL          ADEQUATELY
                                   CAPITALIZED     CAPITALIZED             ACTUAL
                                  --------------  -------------    ----------------------
                                                                    CAPITAL
                                      RATIO           RATIO          AMOUNT        RATIO
                                  --------------  -------------    -----------     ------
    TIER 1 CAPITAL RATIO:
    Consolidated                      6.00%           4.00%        $30,843,000     16.18%
    Southeastern Bank                 6.00%           4.00%         27,246,000     17.67%
    Southeastern Bank of Florida      6.00%           4.00%          4,864,000     13.36%

    TOTAL CAPITAL RATIO:
    Consolidated                     10.00%           8.00%         33,243,000     17.44%
    Southeastern Bank                10.00%           8.00%         29,190,000     18.93%
    Southeastern Bank of Florida     10.00%           8.00%          5,296,000     14.54%

    TIER 1 LEVERAGE RATIO:
    Consolidated                      5.00%           3.00%         30,843,000      9.42%
    Southeastern Bank                 5.00%           3.00%         27,246,000     10.55%
    Southeastern Bank of Florida      5.00%           3.00%          4,864,000      6.95%

    State banking regulations limit the amount of dividends the Company's subsidiaries may pay without prior approval. The amount of cash dividends available from the subsidiary banks for payment in 1997 without such prior approval is approximately $2,322,000.


NOTE 16 - COMMITMENTS

    Commitments to extend credit totaled approximately $26,540,000 and $21,085,000 at December 31, 1996 and 1995, respectively. Standby letters of credit totaled approximately $1,903,000 and $793,000 at December 31, 1996 and 1995, respectively. A substantial amount of these contracts expire without being drawn upon. As a result, total contractual amounts do not represent future credit exposure or liquidity requirements.


NOTE 17 - CONTINGENCIES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      On August 13, 1996, the Company dismissed its prior independent certifying accountants, Deloitte & Touche (D&T). D&T's report on the Company's financial statements for the years ended December 31, 1995 and December 31, 1994, the two most recent years preceding the date of dismissal, contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, during the last two fiscal years preceding the date of dismissal and the interim period from December 31, 1995 to August 13, 1996, there were no disagreements between the Company and D&T on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. D&T was dismissed by the Audit Committee of the Company under the authority vested in the Audit Committee by the stockholders at the annual meeting in March 1996. The Independent Auditors' Report of D&T for the prior periods presented is included in Part IV, Item 14, as a financial statement schedule.

      Effective August 13, 1996, the Audit Committee also appointed Bricker & Melton, P.A., to replace D&T as the independent certifying accountants for the Company's financial statements.


                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                  DIRECTORS

      The following table lists the names, ages, and principal occupations of the Company's directors:

                                                                     YEAR
       NAME AND PRINCIPAL OCCUPATION             AGE         ELECTED DIRECTOR(7)
       -----------------------------             ---         -----------------

1.     Leslie H. Blair(2)(3)(4)                   56                 1978
       Vice President, Gowen Timber Company

2.     David H. Bluestein(3)(4)                   54                 1984
       President, Bluestein's Supermarket,
       Inc.

3.     Gene F. Brannen(1)(2)(3)(4)                62                 1984
       President, Brannen Seafood Co., Inc.

4.     William Downey(1)(3)                       63                 1976
       Realtor, Golden Isles Realty Co.
       Treasurer of the Company

5.     Edward R. Gray, Jr.(1)(3)(4)(6)            69                 1971
       President of the Company
       Chairman, SEB
       Chairman, SEBF

                                                                     YEAR
       NAME AND PRINCIPAL OCCUPATION, CONT.      AGE         ELECTED DIRECTOR(7)
       ------------------------------------      ---         -----------------

6.     Alva J. Hopkins, III(3)(5)                 44                 1978
       Attorney-at-Law
       President, Toledo Manufacturing Co.

7.     G. Norris Johnson(3)(5)                    61                 1979
       President, Johnson Bros., Inc.

8.     S. Michael Little(1)(2)(3)(4)(6)           48                 1973
       Vice President of the Company
       President, SEB
       Vice Chairman, SEBF

9.     J. Clare Proctor(1)(3)(4)                  66                 1984
       Tree Farmer

(1) Member of Executive Committee of the Company.
(2) Member of Profit-Sharing Committee of the Company.
(3) Director of SEB.
(4) Member of Executive Committee of SEB.
(5) Member of Audit Committee of SEB.
(6) Director of SEBF and member of its Executive Committee.
(7) Date of election, if prior to incorporation of the Company, is date first elected director of SEB.

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

        NAME                   INFORMATION ABOUT EXECUTIVE OFFICERS
  ------------------       ----------------------------------------------------

  Edward R. Gray, Jr.      President of the Company. He is also Chairman of the
                           Board of both SEB and SEBF.

  S. Michael Little        Vice  President of the Company. He is also President
                           of SEB and Vice Chairman of SEBF.

  John C. Williams         Executive Vice President of SEB.  Mr. Williams is 53.

  W. Daniel Burkhalter     President of SEBF and Special Projects Vice President
                           of SEB. Mr. Burkhalter is 43.

  Warren R. Stamp          Vice President & Cashier of SEBF.  He became an
                           executive officer of the Company upon the acquisition of Alachua.(1) Mr. Stamp is 49.

(1) The Company acquired United Citizens Bank of Alachua County, Alachua, Florida, under the name SEBF on October 14, 1994. See Note 2 to the Consolidated Financial Statements for information regarding business combinations.

      There are no family relationships among the directors or executive officers; however, Carolyn T. Gray, wife of Edward R. Gray, Jr., is a director of SEB and Assistant Secretary of the Holding Company. None of the directors or executive officers have been involved in legal proceedings relating to the Bankruptcy Act, criminal proceedings, or securities laws violations.

ITEM 11.    EXECUTIVE COMPENSATION.

      Because executive officers are compensated by the respective subsidiaries, the Company paid no salaries or fees to any officer during 1996. The following table sets forth the remuneration of executive officers of the Company's subsidiaries whose aggregate remuneration during the year ended December 31, 1996 exceeded $100,000:


                                                   CASH & CASH-EQUIVALENT
   SUMMARY COMPENSATION TABLE                       FORMS OF REMUNERATION
----------------------------------------------    -------------------------
     NAME OF              PRINCIPAL                                             ALL OTHER
EXECUTIVE OFFICER         POSITION        YEAR       SALARY        BONUS     COMPENSATION(1)(2)(3)
-----------------       ------------      ----    -----------    ----------  ---------------------
Edward R. Gray, Jr.     President of      1996    $173,000.00    $56,416.68        $22,860.00
                        the Company       1995     173,000.00     49,250.11         24,915.44
                                          1994     165,000.00     55,144.99         27,359.61

S. Michael Little       Vice President    1996    $133,000.00    $53,083.34        $15,604.93
                        of the Company    1995     133,000.00     45,916.76         16,838.84
                                          1994     125,000.00     70,416.68         18,418.25

John C. Williams        Executive Vice    1996    $ 94,000.00    $42,833.33        $16,041.07
                        President of SEB  1995      87,000.00     44,250.00         16,036.64
                                          1994      81,000.00     53,750.00         14,622.73

W. Daniel Burkhalter    President of      1996    $ 95,946.42    $44,000.00        $13,290.52
                        SEBF              1995      78,000.00     43,500.00         13,140.76
                                          1994      70,000.00     52,833.34         11,783.13

----------
(1) The Company's subsidiaries maintain a qualified profit-sharing plan which covers officers and other employees who have completed one calendar year of service. A participant's interest vests 20% each year, beginning after the third year of service, with 100% vesting at the end of the seventh year. The amount in this column includes the profit-sharing contribution amount set aside for these executive officers: In 1996, the total contribution for these officers was approximately $45,000.00. In 1996, the total contribution for all participants was $320,000.00.
(2) The Company provides group medical and life insurance for officers and employees. Additionally, all of these executive officers are entitled to a $100,000 executive life insurance policy. The premium amount for these policies is included in this total.
(3) This compensation amount does not include the value of any personal benefit that might be derived from the use of an automobile.

                        COMPENSATION PURSUANT TO PLANS

      SEB and SEBF maintain an Employee Profit-Sharing Plan (the Plan). The purpose of the Plan is to provide employees with an opportunity to share in the profits generated by the subsidiary banks. A participating employee's (the Participant) eligibility for benefits is determined by his or her period of service. A Participant's period of service begins on the commencement date of his employment and continues through (i) periods of temporary illness; (ii) periods of temporary lay-off; (iii) authorized leaves of absence; (iv) periods of termination of employment lasting less than one year; and (v) certain periods of transfer to a member of the controlled group of corporations of which the Company may become a part, as defined by the Employee Retirement Income Security Act and regulations issued thereunder.

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

      A Participant's interest in his account vests 100% when his employment is terminated (i) at or after the Participant attains the normal retirement age of 65; (ii) at or after the Participant attains age 59 1/2, has 10 years of service, and early retirement is approved by the Board of Directors; or (iii) due to disability. If termination is caused by a Participant's death, the Participant's beneficiary becomes vested in the Participant's account as of the date of the Participant's death. If a Participant's employment is terminated for any reason other than those set out above, vesting in the Participant's account is determined according to the following schedule:

                                   VESTED               FORFEITED
     YEARS OF SERVICE            PERCENTAGES           PERCENTAGES
     ----------------            -----------           -----------
     Less than 3                      0%                  100%
     3 but less than 4               20                    80
     4 but less than 5               40                    60
     5 but less than 6               60                    40
     6 but less than 7               80                    20
     7 or more                      100                     0

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

                              BOARD COMPENSATION

      Each director of the Company who is not an employee is paid a director's fee of $500.00 per meeting. Additionally, each director of SEB who is not an employee is paid a director's fee of $400.00 per month, and, if on the Executive Committee, an additional $350.00 per month. Each director of SEBF who is not an employee is paid a director's fee of $250.00 per month, and, if on the Executive Committee, an additional $100.00 per meeting attended.


                      STOCK OPTIONS, WARRANTS, OR RIGHTS

      The Company and its subsidiaries have not issued and do not have outstanding any options, warrants, or rights.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth the beneficial ownership of the Company's only outstanding class of securities, common stock, $1.25 par value, by (i) the Company's directors and certain executive officers and by all directors and executive officers as a group (12 persons), and by (ii) persons who beneficially own more than 5% of the Company's outstanding common stock as of January 31, 1997:


                                                     AMOUNT AND       PERCENT
                                                     NATURE OF       OF COMMON
                                 NAME OF             BENEFICIAL        SHARES
SECURITY OWNERSHIP           BENEFICIAL OWNER        OWNERSHIP(1)    OUTSTANDING
------------------          -------------------      ----------      -----------
                            Leslie H. Blair             8,340           0.23
                            David H. Bluestein         13,146           0.37
                            Gene F. Brannen            23,649           0.66
                            William Downey            195,109           5.45
                            Edward R. Gray, Jr.       714,828          19.96
                            Alva J. Hopkins, III       34,398           0.96
                            G. Norris Johnson           8,250           0.23
                            S. Michael Little          96,513           2.70
                            J. Clare Proctor          138,549           3.87
                            John C. Williams            9,789           0.27
                            W. Daniel Burkhalter       16,602           0.46
                                                    ---------          -----
                      All Directors and Executive   1,259,173          35.16
                               Officers as a Group  =========          =====


(1) Unless otherwise indicated, all shares are owned outright without shared voting and investment power. Shared voting or investment power comes from shares beneficially owned in joint or singular names of spouses or dependents. The number of shares as to which each person has shared powers is as follows: Leslie H. Blair - 3,000 shares; Gene F. Brannen - 18,096; William Downey - 37,167; Edward R. Gray, Jr. - 110,787; Alva J. Hopkins, III
    - 1,980; S. Michael Little - 11,013; J. Clare Proctor - 7,618, John C. Williams - 66, and W. Daniel Burkhalter - 300.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During 1996, the Company's subsidiaries engaged in customary banking transactions and had outstanding loans to directors, executive officers, principal shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Additionally, in the ordinary course of business, the Company buys goods and services from directors who are not employees. These purchases were not significant during 1996. See Note 5 to the Consolidated Financial Statements.


              (REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.)

                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   1. and 2. - Financial Statements and Schedules

                  INDEX TO FINANCIAL STATEMENTS & SCHEDULES

                                                                  PAGE NUMBER IN
SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES                 ANNUAL REPORT
-------------------------------------------------                 --------------
Audited Financial Statements:
      Independent Auditors' Report                                     24
      Consolidated Balance Sheets at December 31, 1996 and 1995        26
      Consolidated Statements of Income for each of
          the three years ended December 31, 1996                      27
      Consolidated Statements of Stockholders' Equity for each
          of the three years ended December 31, 1996                   28
      Consolidated Statements of Cash Flows for each of
          the three years ended December 31, 1996                      29
      Notes to Consolidated Financial Statements                       30

Financial Statement Schedules:
      Independent Auditors' Report of Prior Auditors                   25

      (b)   Reports on Form 8-K - NONE

      (c)   Index to Exhibits:

          EXHIBIT TABLE                                      PAGE
-------------------------------------             ------------------------------
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


                                    SOUTHEASTERN BANKING CORPORATION
                                    (REGISTRANT)


                                     By: /s/ EDWARD R. GRAY, JR.
                                         -------------------------------
                                          EDWARD R. GRAY, JR., PRESIDENT


                                     By: /s/ S. MICHAEL LITTLE
                                         -----------------------------------
                                          S. MICHAEL LITTLE, VICE PRESIDENT

Date:   MARCH 11, 1997
     -----------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 DIRECTORS                                     DATE
                 ---------                                     ----


            /s/ LESLIE H. BLAIR                           March 11, 1997
---------------------------------------------
                LESLIE H. BLAIR


           /s/ DAVID H. BLUESTEIN                         March 11, 1997
---------------------------------------------
               DAVID H. BLUESTEIN


           /s/ GENE F. BRANNEN                            March 11, 1997
---------------------------------------------
               GENE F. BRANNEN


           /s/ WILLIAM DOWNEY                             March 11, 1997
---------------------------------------------
               WILLIAM DOWNEY


           /s/ EDWARD R. GRAY, JR.                        March 11, 1997
---------------------------------------------
               EDWARD R. GRAY, JR.


           /s/ ALVA J. HOPKINS, III                       March 11, 1997
---------------------------------------------
               ALVA J. HOPKINS, III


           /s/ G. NORRIS JOHNSON                          March 11, 1997
---------------------------------------------
               G. NORRIS JOHNSON


           /s/ S. MICHAEL LITTLE                          March 11, 1997
---------------------------------------------
               S. MICHAEL LITTLE


           /s/ J. CLARE PROCTOR                           March 11, 1997
---------------------------------------------
               J. CLARE PROCTOR