Form 10-Q
period 1997-03-31
SOUTHEASTERN BANKING CORP
filed 1997-05-15
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended................................................. 03-31-97
Commission File Number................................................. 2-83157


                        SOUTHEASTERN BANKING CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

             GEORGIA                                   58-1423423
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


         1010 NORTHWAY STREET
         DARIEN, GEORGIA                                     31305
---------------------------------------                 --------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:     (912) 437-4141
                                                        --------------


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

CLASS                                              SHARES OUTSTANDING

Common Stock - $1.25 Par Value                     3,580,797 Shares at 4-30-97


                        THIS DOCUMENT CONSISTS OF 14 PAGES.
                     THE EXHIBIT INDEX IS LOCATED AT PAGE 13 .

               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                  (UNAUDITED)


                         ASSETS                                     3/31/97         12/31/96
                                                                -------------    -------------
Cash and due from banks                                         $  12,562,728    $  15,415,525

Federal funds sold                                                 21,880,000       17,090,000
                                                                -------------    -------------
                   Cash and cash equivalents                       34,442,728       32,505,525

Investment securities:
       Held-to-maturity (market value of approximately
           $20,330,000 at March 31, 1997 and
           $23,172,000 at December 31, 1996)                       19,796,340       22,321,326
       Available-for-sale, at market value                         88,586,152       83,576,219
                                                                -------------    -------------
                   Total investment securities                    108,382,492      105,897,545

Loans, gross                                                      184,800,849      187,380,335
       Unearned income                                             (3,589,001)      (3,641,146)
       Allowance for loan losses                                   (3,896,963)      (3,734,527)
                                                                -------------    -------------
                   Loans, net                                     177,314,885      180,004,662

Premises and equipment, net                                         8,171,261        8,500,387
Intangible assets                                                   3,289,679        3,395,889
Other assets                                                        5,620,096        5,521,610
                                                                =============    =============
                   Total assets                                 $ 337,221,141    $ 335,825,618
                                                                =============    =============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing deposits                              $  52,788,862    $  54,751,222
      Interest-bearing deposits                                   241,754,259      239,601,758
                                                                -------------    -------------
                 Total deposits                                   294,543,121      294,352,980

U. S. Treasury demand note                                          3,493,289        1,800,366
Note payable                                                        1,000,000        1,450,000
Other liabilities                                                   3,760,707        4,218,645
                                                                -------------    -------------
                 Total liabilities                                302,797,117      301,821,991
                                                                -------------    -------------
Stockholders' equity:
      Common stock - $1.25 par value;  authorized
         10,000,000 shares; issued and outstanding                  4,475,996        4,475,996
         3,580,797 shares
      Additional paid-in-capital                                    1,391,723        1,391,723
      Retained earnings                                            29,188,498       28,409,683
                                                                -------------    -------------
                 Realized stockholders' equity                     35,056,217       34,277,402
      Unrealized losses on investment securities, net                (632,193)        (273,775)
                                                                -------------    -------------
                 Total stockholders' equity                        34,424,024       34,003,627
                                                                -------------    -------------
                   Total liabilities and stockholders' equity   $ 337,221,141    $ 335,825,618
                                                                =============    =============

See notes to consolidated financial statements.

               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)


                                           THREE MONTHS ENDED MARCH 31
                                              1997              1996
                                           ----------        ----------
Interest Income:
  Loans, including fees                    $5,035,826        $4,751,640
  Federal funds sold                          233,975           159,391
  Investment securities:
      Taxable                               1,357,371         1,162,493
      Tax-exempt                              285,934           315,633
                                           ----------        ----------
              Total interest income         6,913,106         6,389,157
                                           ----------        ----------

Interest expense:
  Deposits                                  2,867,981        2,617,598
  U. S. Treasury demand note                   14,487           14,888
  Note payable to bank                         21,146           41,380
                                           ----------       ----------
              Total interest expense        2,903,614        2,673,866
                                           ----------       ----------

              Net interest income           4,009,492        3,715,291

Provision for loan losses                     625,000          300,000
                                           ----------       ----------
              Net interest income after
              provision for loan losses     3,384,492        3,415,291
                                           ----------       ----------

Other income:
  Service charges on deposit accounts         750,623          713,304
  Investment securities gains, net             11,327              781
  Other operating income                      241,347          244,200
                                           ----------       ----------
              Total other income            1,003,297          958,285
                                           ----------       ----------

Other expense:
   Salaries and employee benefits            1,638,941        1,572,236
   Net occupancy and equipment                 513,976          484,515
   Other operating expense                     765,349          668,409
                                            ----------       ----------
               Total other expense           2,918,266        2,725,160
                                            ----------       ----------

               Income before income taxes    1,469,523        1,648,416

Income tax expense                             464,043          511,703
                                            ----------       ----------
               Net income                   $1,005,480       $1,136,713
                                            ==========       ==========

Net income per share based on
   3,580,797 shares outstanding             $     0.28       $     0.32
                                            ==========       ==========

Dividends per share                         $     0.06 1/3   $     0.06
                                            ==========       ==========

See notes to consolidated financial statements.


               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOW

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)
                                                                             THREE MONTHS ENDED MARCH 31
                                                                                 1997            1996
                                                                            -------------   ------------
Cash flows from operating activities:
    Net income                                                              $  1,005,480    $  1,136,713
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                                625,000         300,000
        Depreciation                                                             276,354         277,282
        Amortization and accretion, net                                           71,872          70,762
        Investment securities gains, net                                         (11,327)           (781)
        Net gains on sales of other real estate owned                            (21,582)        (33,665)
        Changes in assets and liabilities:
              Decrease (increase) in other assets                                203,707         (31,548)
              (Decrease) increase in other liabilities                          (243,090)        331,189
                                                                            ------------    ------------
                 Net cash provided by operating activities                     1,906,414       2,049,952
                                                                            ------------    ------------
Cash flows from investing activities:
       Proceeds from maturities of investment securities:
              Held-to-maturity                                                 2,527,000       1,664,600
              Available-for-sale                                               8,484,450      12,270,538
       Proceeds from sales of other real estate owned                              8,470         353,423
       Purchases of investment securities:
              Held-to-maturity                                                                  (314,139)
              Available-for-sale                                             (14,022,500)    (25,912,726)
       Net decrease (increase) in loans                                        2,106,175      (6,376,462)
       Additions to premises and equipment, net                                  (64,358)       (372,143)
       Net funds received in branch acquisitions                                              19,594,317
                                                                            ------------    ------------
                 Net cash (used in) provided by investing activities            (960,763)        907,408
                                                                            ------------    ------------
Cash flows from financing activities:
      Net increase in demand, NOW, and
          savings deposits                                                       885,780       5,615,050
      Net (decrease) increase in certificates of deposit                        (695,639)         44,738
      Net increase in U. S. Treasury demand note                               1,692,923       1,352,518
      Payments on note payable                                                  (450,000)       (300,000)
      Cash dividends paid                                                       (441,512)       (417,760)
                                                                            ------------    ------------
                 Net cash provided by financing activities                       991,552       6,294,546
                                                                            ------------    ------------
                 Net increase in cash and cash equivalents                     1,937,203       9,251,906

Cash and cash equivalents at beginning of year                                32,505,525      25,287,615
                                                                            ------------    ------------
Cash and cash equivalents at March 31                                       $ 34,442,728    $ 34,539,521
                                                                            ============    ============


See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)


1.   ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

     All adjustments necessary to a fair statement of the results for the interim periods presented have been made. These adjustments include estimated accruals for various fringe benefit and other transactions normally determined or settled at year-end. These adjustments are of a normal, recurring nature.

2.   STOCKHOLDERS' EQUITY

     On August 9, 1996, the Board of Directors paid a three-for-one stock split to stockholders of record at the close of business on July 26, 1996. The issuance of the stock split increased the Company's outstanding common stock from 1,193,599 shares to 3,580,797 shares. All per share amounts have been restated to reflect the stock split.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and northeast and central Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At March 31, 1997, Southeastern Bank had total assets of approximately $265,540,000(1). Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Alachua and its branch offices in Callahan, Gainesville, Hilliard, Jonesville, and Yulee. At March 31, 1997, Southeastern Bank of Florida had total assets of approximately $74,485,000(1). Both banks provide traditional deposit and credit services to individual and corporate customers.

     On February 15, 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County. Geographically, Nassau County borders Camden and Charlton Counties in South Georgia where the Company has existing offices. The Company received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities.

     Total assets grew a mere 0.42% since year-end 1996 after increasing $30,904,318 or 10.41% during the same period in 1996. The acquisition of the Nassau County branches and deposit growth were the main factors in the 1996 increase. The Company received a considerable amount of funds from the Nassau County branches because of their low net loans to deposit ratio. The excess funds from these branches and funds from other deposit growth were invested primarily in federal funds sold and investment securities. No significant changes occurred in the investment securities mix at March 31, 1997 or 1996.

(1)Stand-alone basis

LOANS

     Net loans declined $2,527,341 or 1.38% to $181,211,848 at March 31, 1997
compared to year-end 1996. The decline in net loans during the current period resulted primarily from the pay-off of several large commercial loans. After giving effect to the decline in net loans attributable to these large commercial loans, net loans grew approximately $973,000 during the first quarter of 1997. The net loans to deposit ratio was 61.52% at March 31, 1997 compared to 62.42% at year-end 1996 and 60.11% at March 31, 1996. During the year-ago period, net loans grew $8,205,002 or 4.96%. Loans acquired from Compass accounted for $2,041,054 or 24.88% of the increase last year.

     Nonperforming loans comprised 0.89% of net loans at March 31, 1997 versus 0.60% and 0.35% at December 31, 1996 and March 31, 1996. The ratio of nonperforming assets to net loans plus foreclosed real estate increased to 1.24% at March 31, 1997 from 0.99% and 0.95% at year-end 1996 and March 31, 1996. Approximately $1,195,000 or 74% of nonperforming loans pertained to five borrowers at March 31, 1997. Additionally, approximately 51% of loans past due 90 days or more pertained to two large commercial loan borrowers; a portion of these past due loans have been classified as potential problem loans as further discussed below. Management is unaware of any other material concentrations within nonperforming loans. The table below provides information about nonperforming assets:


NONPERFORMING ASSETS
(Amounts in thousands)                        3/31/97    12/31/96    3/31/96    12/31/95
--------------------------------------------  -------    --------    -------    --------
Nonaccrual loans                              $1,196      $  686     $  608      $  632
Restructured loans(1)                            415         418
                                              ------      ------     ------      ------
        Total nonperforming loans              1,611       1,104        608         632
Foreclosed real estate(2)                        654         726      1,048       1,393
                                              ------      ------     -------     ------
        Total nonperforming assets            $2,265      $1,830     $1,656      $2,025
                                              ======      ======     ======      ======
Accruing loans past due 90 days or more       $2,267      $1,100     $1,983      $1,245
                                              ======      ======     ======      =======

----------

(1) Does not include restructured loans that yield a market rate. At March 31, 1997, such loans totaled $101.
(2) Includes only real estate acquired through foreclosure or in settlement of debts previously contracted.

Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms is doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Other real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the status of loans categorized as commercial, financial, agricultural, and real estate to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is reversed. Potential problem loans not included in nonperforming loans at March 31, 1997 and December 31, 1996, totaled approximately $700,000 and $1,400,000; all known potential problem loans were included in nonperforming loans for the other periods presented. At March 31, 1997, the entire $700,000 potential problem loans balance was included in accruing loans past due 90 days or more. Subsequent to March 31, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values. At March 31, 1997, the Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans. A significant portion of the Company's loans are secured by real estate; at March 31, 1997, loans secured by real estate totaled approximately $113,599,000.

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance to net loans ratio was 2.15% at March 31, 1997 compared to 2.03% at December 31, 1996. The provision provided from income totaled $625,000, up $325,000 from 1996. The increased provision was necessary to cover actual and anticipated charge-offs in the commercial loan portfolio. Net charge-offs totaled $462,564 at March 31, 1997, up substantially from 1996 levels. Activity in the allowance is presented in the following table:


  ALLOWANCE FOR LOAN LOSSES                              THREE MONTHS ENDED MARCH 31
 (Amounts in thousands)                                  --------------------------------
                                                         1997        1996        1995
  --------------------------------------------------   --------    --------    --------
Allowance for loan losses at beginning of year         $  3,735    $  3,532    $  3,257
Provision for loan losses                                   625         300         300
Charge-offs:
         Commercial, financial, and agricultural            369          35          86
         Real estate - construction                           0           0           0
         Real estate - mortgage                               1          65           5
         Consumer, including credit cards                   212         162          95
                                                       --------    --------    --------
                  Total charge-offs                         582         262         186
                                                       --------    --------    --------
Recoveries:
         Commercial, financial, and agricultural             19          13          23
         Real estate - construction                           0           0           0
         Real estate - mortgage                               1           2           2
         Consumer, including credit cards                    99          73         102
                                                       --------    --------    --------
                  Total recoveries                          119          88         127
                                                       --------    --------    --------
                  Net charge-offs                           463         174          59
                                                       --------    --------    --------
 Allowance for loan losses at March 31                 $  3,897    $  3,658    $  3,498
                                                       ========    ========    ========
 Net loans outstanding(1) at March 31                  $181,212    $173,590    $156,612
                                                       ========    ========    ========
 Average loans outstanding at March 31                 $182,411    $168,219    $157,129
                                                       ========    ========    ========
 Ratios:
         Allowance to net loans                            2.15%       2.11%       2.23%
                                                       ========    ========    ========
         Net charge-offs to average loans (annualized)     1.02%       0.41%       0.15%
                                                       ========    ========    ========
         Provision to average loans (annualized)           1.37%       0.71%       0.76%
                                                       ========    ========    ========

----------

(1) Net of unearned income

     Management believes the allowance was adequate at March 31, 1997 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Subsequent to March 31, 1997, additional charge-offs pertaining to several large potential problem loans totaled $500,000. Management believes that any remaining exposure on these large commercial loans is limited to $100,000. Although management anticipates continued increases in the provision for the remainder of 1997, management does not anticipate any other material charge-off activity in 1997.

OTHER ASSETS

     Gross premises and equipment declined during the first quarter of 1997 due to the transfer of the Hawthorne Road real property values to other real estate. Southeastern Bank of Florida's Hawthorne Road office was closed on January 31, 1997 due to its low deposit and loan volumes and poor growth prospects; this closing had minimal impact on our financial position. Other assets increased $98,486 or 1.78%. Increases in other real estate balances and deferred tax effects of mark-to-market accounting for investment securities were partially offset by declines in accrued interest receivables.

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

QUARTER - END DEPOSITS

         The Company's core deposit base is the foundation for its liquidity position. Deposits grew $190,141 at March 31, 1997 compared to year-end 1996. Interest-bearing deposits increased $2,152,501 or 0.90%, while noninterest-bearing deposits declined $1,962,360 or 3.58%. Approximately 77% and 23% of quarter-end deposits were attributable to SEB and SEBF, respectively. During the same period last year, deposits grew $29,236,138 or 11.26%; SEB and SEBF accounted for approximately $2,914,000 and $26,322,000 of the growth last year. Deposits assumed from the Nassau County branches was the primary factor in SEBF's deposit growth a year ago. Interest-bearing deposits grew $32,909,015 while noninterest-bearing deposits declined $3,672,877. Savings were the largest-growing component of interest-bearing deposits, accounting for $22,053,897 of the growth at March 31, 1996 compared to December 31, 1995. The growth in savings deposits resulted mainly from the SMARTSAVER account that was introduced in March 1996.

AVERAGE DEPOSITS

         On average, total interest-bearing deposits remained consistent with year-end 1996 balances, representing approximately $239,606,000 or 81.76% of deposits during the year-to-date period. Savings balances continued the increase that began in March 1996 with the introduction of the SMARTSAVER account, growing an additional $4,888,242 since year-end 1996. Average certificates of deposit and interest-bearing demand deposits declined $439,135 and $4,444,007. Average deposits grew approximately $7,384,000 at March 31, 1996 compared to December 31, 1995; these 1996 averages do not fully reflect the impact of increased savings deposits or deposits assumed from the Nassau County branches. The composition of average deposits at March 31, 1997 and 1996 is shown in the table below:

                                                        3/31/97                    3/31/96
                                               -------------------------- --------------------------
         DEPOSITS                                AVERAGE       PERCENT      AVERAGE       PERCENT
         (Amounts in thousands)                  BALANCES     OF TOTAL      BALANCES     OF TOTAL
         ----------------------                ------------- ------------ ------------- ------------
         Noninterest-bearing deposits             $  53,466       18.24%     $  51,216       19.19%
         Interest-bearing demand deposits            45,610       15.56%        52,784       19.78%
         Savings                                     68,633       23.42%        30,896       11.57%
         Time deposits                              125,363       42.78%       132,027       49.46%
                                               ------------- ------------ ------------- ------------
                  Total                            $293,072      100.00%      $266,923      100.00%
                                               ============= ============ ============= ============

         In addition to deposits and the other liquidity sources above, the Company utilizes short-term borrowings as needed in the form of U.S. Treasury demand notes and federal funds purchased. The Company has unsecured lines of credit for federal funds purchased from correspondent banks totaling $3,000,000. At March 31, 1997 and December 31, 1996, the Company had no amounts outstanding under these lines.

         The Company continued to prepay on its note payable, paying $450,000 since year-end 1996. Principal payments of $425,000 are due annually. Besides assuming deposit liabilities, the Company did not incur any debt in connection with its acquisition of the Nassau County branches in 1996.

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

         The Company's interest rate sensitivity position at March 31, 1997 is presented below:

INTEREST RATE SENSITIVITY                                       AT MARCH 31, 1997
(Amounts in thousands)                                           REPRICING WITHIN
-------------------------                                      ------------------
                                                                                             MORE
                                                    0 - 3        4 - 12      ONE - FIVE    THAN FIVE
                                                    MONTHS        MONTHS         YEARS        YEARS         TOTAL
                                                  ---------     ---------    ----------    ---------      ---------
INTEREST RATE SENSITIVE ASSETS:
  Loans                                           $  79,920     $  28,318     $  57,429    $  19,134      $184,801
  Securities(1)                                       1,255        14,003        81,962       11,598       108,818
  Federal funds sold                                 21,880                                                 21,880
                                                  ---------     ---------     ---------    ---------      --------
     Total interest rate sensitive assets           103,055        42,321       139,391       30,732       315,499
                                                  ---------     ---------     ---------    ---------      --------
INTEREST RATE SENSITIVE LIABILITIES:
  Deposits(2)                                       140,947        66,337        34,373           97       241,754
  U. S. Treasury demand note                          3,493                                                  3,493
  Note payable                                        1,000                                                  1,000
                                                  ---------     ---------     ---------    ---------      --------
     Total interest rate sensitive
         liabilities                                145,440        66,337        34,373           97       246,247
                                                  ---------     ---------     ---------    ---------      --------
Interest rate sensitivity gap                     $ (42,385)    $ (24,016)    $ 105,018    $  30,635      $ 69,252
                                                  =========     =========     =========    =========      ========
CUMULATIVE INTEREST RATE SENSITIVITY GAP          $ (42,385)    $ (66,401)    $  38,617    $  69,252
                                                  =========     =========     =========    =========
Ratio of cumulative gap to total interest
    rate sensitive assets                            (13.43)%      (21.05)%       12.24%       21.95%
                                                  =========     =========     =========    =========
Ratio of cumulative interest rate sensitive
  assets to interest rate sensitive liabilities       70.86%        68.65%       115.69%      128.12%
                                                  =========     =========     =========    =========
Cumulative gap at December 31, 1996                $(37,567)     $(63,773)     $ 28,934    $  67,670
                                                  =========     =========     =========    =========
Cumulative gap at March 31, 1996(3)                $(15,110)     $(35,629)     $ 28,615    $  63,557
                                                  =========     =========     =========    =========

----------
(1) Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected final maturities which may be different from the contractual terms. Equity securities are excluded.
(2) NOW, money market, and savings account balances are included in the 0-3 months repricing category.
(3) Certain reclassifications were made to conform with current year presentation.

         At March 31, 1997, the gap analysis indicates a negative cumulative gap position through the one year time interval. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 86% of rate sensitive liabilities and 46% of rate sensitive assets subject to repricing within one year. Increases in our gap position through the one year time interval since March 31, 1996 have resulted largely from growth in savings deposits.

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

                                CAPITAL RESOURCES

         Realized stockholders' equity grew $778,815 or 2.27% since year-end 1996, an increase in book value of $0.22 per share. Dividends declared, restated to reflect the three-for-one stock split paid in 1996, increased 5.55% from $0.06 at March 31, 1996 to $0.06 1/3 at March 31, 1997. Unrealized stockholders' equity declined $358,418 during the three month period due to the impact of market interest rates on investment securities classified as available-for-sale.

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

         The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and Tier 1 leverage ratio of 5%. Our capital ratios for the most recent periods are presented in the table below:

    CAPITAL RATIOS
 (Amounts in thousands)                3/31/97   12/31/96   3/31/96   12/31/95
-----------------------                -------   --------   -------   --------
Risk-based ratios:

  Tier 1 capital                       16.82%     16.18%     15.26%     16.26%
                                       -----      -----      -----      -----
  Total risk-based capital             18.08%     17.44%     16.52%     17.52%
                                       -----      -----      -----      -----
Tier 1 leverage ratio                   9.59%      9.42%      9.23%      9.67%
                                       -----      -----      -----      -----
Realized stockholders' equity
  to assets                            10.38%     10.20%      9.60%     10.30%
                                       -----      -----      -----      -----

As shown, our capital ratios improved at March 31, 1997 and December 31, 1996 after declining at March 31, 1996 due to our acquisition of the Nassau County branches.

                             RESULTS OF OPERATIONS

     Net income for the first quarter totaled $1,005,480 or $0.28 per share, down $131,233 or 11.54% from the same period in 1996. The return on beginning equity declined to 11.73% at March 31, 1997 from 14.88% a year ago. Virtually all of the decline in net income is attributable to a $325,000 increase in the provision for loan losses at March 31, 1997 compared to 1996. The increased provision was necessary to cover actual and anticipated charge-offs in the commercial loan portfolio. See the Financial Condition section of this Discussion and Analysis for additional details on the loan portfolio and the increased provision.

NET INTEREST INCOME

     Interest and fees on loans grew $284,186 or 5.98% during the first three months of 1997 compared to 1996. The current period growth resulted from an 8.44% jump in average balances, because loan yields declined from 11.32% at March 31, 1996 to 11.06% at March 31, 1997. Approximately 32% of the current improvement in loan earnings was attributable to the Nassau County locations. Interest income on loans increased $325,053 or 7.34% at March 31, 1996 compared to 1995. The prior year improvement also resulted from higher average balances, because loan yields remained consistent with 1995 levels. Because the loans acquired from Compass were not significant to the total loan portfolio, they accounted for a mere 7.36% of the increase in loan earnings a year ago.

     Interest income on taxable investment securities was up $194,878 or 16.76% during the first quarter of 1997 compared to 1996. The current improvement resulted from a combined 12.45% increase in average balances and a 23 basis point improvement in yield. The yield on taxable securities was 6.24% at March 31, 1997 versus 6.01% at March 31, 1996. Interest income on tax-exempt securities declined $29,699 or 9.41% at March 31, 1997 largely because redemptions of these securities continue to exceed purchases. At March 31, 1997, the taxable-equivalent yield on tax-exempt securities was 8.74%. Interest earnings on taxable securities increased $173,349 or 17.53% during the quarter ended March 31, 1996; the prior year results were the product of higher average balances and a 32 basis point increase in yield. The higher average balances in 1996 were a direct result of the excess funds received from the Nassau County branches and funds generated by other deposit growth. Interest income on tax-exempt securities declined $39,363 or 11.09% during the quarter ended March 31, 1996.

     The average balances of federal funds sold increased substantially during the first quarter of 1997 compared to 1996, producing a $74,584 increase in interest earnings for the three month period. The yield on federal funds sold was 5.21%, down 4 basis points from March 31, 1996. Though the average balances of federal funds sold increased 6.05% at March 31, 1996 compared to 1995, interest income on federal funds sold declined $5,630 or 3.41% last year. This decline resulted from a 51 basis point drop in yield at March 31, 1996 compared to March 31, 1995.

     Interest expense on deposits increased $250,383 or 9.57% during the current quarter. Interest expense on savings deposits accounted for all of the increase, because interest expense on time and interest-bearing demand deposits declined at March 31, 1997 compared to 1996. The increase in interest expense on savings resulted primarily from the SMARTSAVER deposit program. The average rate paid on deposits for the three month period was 4.79%, down 6 basis points from March 31, 1996. Approximately 82% of the current increase was due to SEBF, including the Nassau County locations. Because of higher average balances and rates, interest expense on deposits rose $397,323 or 17.90% at March 31, 1996. For the first three months of 1996, the average interest paid on deposits was 4.85%, up 45 basis points from the same period in 1995. Approximately $186,000 of the increase in interest expense on deposits at March 31, 1996 was attributable to SEBF. Because the SMARTSAVER deposit program was not introduced until March 1996, it did have a significant effect on interest expense during the first quarter of 1996. Because the Company continues to prepay the principal balance on the term loan, interest expense on long-term debt declined $20,234 or 48.90% at March 31, 1997. The average rate paid on the term loan was 7.26% during the first quarter of 1997.

     In summary, net interest income grew $294,201 or 7.92% during the first quarter of 1997 compared to 1996. Net interest income increased $85,409 or 2.35% during the same period in 1996.

(1) Certain reclassifications were made to conform with current year presentation.

OTHER INCOME

     Other income grew $45,012 or 4.70% during the first three months of 1997 compared to 1996. During the same period last year, other income was up
$93,589 or 10.82%. At March 31, 1997 and 1996, increases in service charges on deposit accounts and gains on investment securities were the major factors in the other income results. Service charges on deposit accounts rose $37,319 or 5.23% at March 31, 1997 after increasing $76,493 or 12.01% in 1996. Deposits assumed from the Nassau County branches accounted for virtually all of the 1997 improvement in service charges on deposit accounts and 53% of the 1996 improvement; the Nassau County locations were acquired on February 15, 1996.

OTHER EXPENSE

     Salaries and employee benefits were up $66,705 or 4.24% at March 31, 1997 compared to 1996. Most of the increase was due to an entire quarter of salaries and employee benefits on the Nassau County locations in 1997 versus 1996. The overall change in salaries and employee benefits was not significant at March 31, 1996 compared to 1995. Net occupancy and equipment expense increased $29,461 or 6.08% during the first quarter of 1997 compared to 1996; most of the 1997 increase was attributable to a full quarter of depreciation and other occupancy expenses on the Nassau County locations. A year ago, net occupancy and equipment expense increased $49,124 or 11.28%. The primary factors in last year's increase were higher computer maintenance costs and depreciation and additional occupancy expenses on the Nassau County locations for the post-acquisition period. Other operating expense increased $96,940 or 14.50% during the current quarter due largely to increased legal and accounting fees and advertising expenses. During the same period in 1996, other operating expenses declined $125,213 or 15.78%; the $139,496 decline in FDIC insurance premiums was partially offset by the start-up costs associated with the acquisition of the Nassau County branches.

                          PART II -- OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              (NOT APPLICABLE)

ITEM 2.       CHANGES IN SECURITIES

              (NOT APPLICABLE)

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              (NOT APPLICABLE)

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (NOT APPLICABLE)

ITEM 5.       OTHER INFORMATION

              (NOT APPLICABLE)

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Index to Exhibits:

                           EXHIBIT TABLE                                PAGE
                           -------------                                ----

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

                                         SOUTHEASTERN BANKING CORPORATION
                                         (REGISTRANT)

                                          By: /s/ EDWARD R. GRAY, JR.
                                             ------------------------------
                                             Edward R. Gray, Jr., President

                                          By: /s/ S. MICHAEL LITTLE
                                             ------------------------------
                                             S. Michael Little, Vice President

Date:    MAY 12, 1997