Form 10-Q
period 1997-06-30
SOUTHEASTERN BANKING CORP
filed 1997-08-15
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended.................................................06-30-97
Commission File Number.................................................2-83157

                        SOUTHEASTERN BANKING CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

           GEORGIA                                    58-1423423
-------------------------------            ------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

         1010 NORTHWAY STREET
            DARIEN, GEORGIA                                     31305
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:      (912) 437-4141
                                                   ----------------------------


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

CLASS                                               SHARES OUTSTANDING

Common Stock - $1.25 Par Value                      3,580,797 Shares at 7-31-97


                       THIS DOCUMENT CONSISTS OF 14 PAGES.
                    THE EXHIBIT INDEX IS LOCATED AT PAGE 13.

               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                  (UNAUDITED)


                         ASSETS                                     6/30/97         12/31/96
                        -------                                 -------------    -------------
Cash and due from banks                                         $  13,383,930    $  15,415,525

Federal funds sold                                                 12,070,000       17,090,000
                                                                -------------    -------------
                   Cash and cash equivalents                       25,453,930       32,505,525

Investment securities:
       Held-to-maturity (market value of approximately
           $21,004,000 and $23,172,000 at June 30, 1997
          and December 31, 1996)                                   20,365,510       22,321,326
       Available-for-sale, at market value                         89,844,027       83,576,219
                                                                -------------    -------------
                   Total investment securities                    110,209,537      105,897,545

Loans, gross                                                      191,983,718      187,380,335
       Unearned income                                             (3,705,486)      (3,641,146)
       Allowance for loan losses                                   (3,655,462)      (3,734,527)
                                                                -------------    -------------
                   Loans, net                                     184,622,770      180,004,662

Premises and equipment, net                                         8,020,298        8,500,387
Intangible assets                                                   3,212,519        3,395,889
Other assets                                                        5,757,715        5,521,610
                                                                -------------    -------------
                   Total assets                                 $ 337,276,769    $ 335,825,618
                                                                =============    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Liabilities:
      Noninterest-bearing deposits                              $  51,493,149    $  54,751,222
      Interest-bearing deposits                                   243,217,123      239,601,758
                                                                -------------    -------------
                 Total deposits                                   294,710,272      294,352,980

U. S. Treasury demand note                                          3,051,896        1,800,366
Note payable                                                          600,000        1,450,000
Other liabilities                                                   3,247,876        4,218,645
                                                                -------------    -------------
                 Total liabilities                                301,610,044      301,821,991
                                                                -------------    -------------

Stockholders' equity:
      Common stock - $1.25 par value;  authorized
         10,000,000 shares; issued and outstanding                  4,475,996        4,475,996
         3,580,797 shares
      Additional paid-in-capital                                    1,391,723        1,391,723
      Retained earnings                                            30,015,625       28,409,683
                                                                -------------    -------------
                 Realized stockholders' equity                     35,883,344       34,277,402
      Unrealized losses on investment securities, net                (216,619)        (273,775)
                                                                -------------    -------------
                 Total stockholders' equity                        35,666,725       34,003,627
                                                                -------------    -------------
                   Total liabilities and stockholders' equity   $ 337,276,769    $ 335,825,618
                                                                =============    =============

See notes to consolidated financial statements.

              SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)

                                                     QUARTER ENDED JUNE 30                       SIX MONTHS ENDED JUNE 30
                                                    1997                 1996                    1997                  1996
                                                --------------------------------             ---------------------------------
Interest Income:
      Loans, including fees                     $ 5,170,820          $ 4,964,238             $10,206,646           $ 9,715,878
      Federal funds sold                            139,611              182,678                 373,586               342,069
      Investment securities:
          Taxable                                 1,435,166            1,400,612               2,792,537             2,563,105
          Tax-exempt                                279,218              322,653                 565,152               638,286
                                                --------------------------------             ---------------------------------
             Total interest income                7,024,815            6,870,181              13,937,921            13,259,338
                                                --------------------------------             ---------------------------------

Interest expense:
      Deposits                                    2,899,688            2,957,637               5,767,669             5,575,235
      U. S. Treasury demand note                     18,729               10,912                  33,216                25,800
      Note payable to bank                           13,854               36,346                  35,000                77,726
                                                --------------------------------             ---------------------------------
             Total interest expense               2,932,271            3,004,895               5,835,885             5,678,761
                                                --------------------------------             ---------------------------------

             Net interest income                  4,092,544            3,865,286               8,102,036             7,580,577

Provision for loan losses                           430,000              300,000               1,055,000               600,000
                                                --------------------------------             ---------------------------------
             Net interest income after
             provision for loan losses            3,662,544            3,565,286               7,047,036             6,980,577
                                                --------------------------------             ---------------------------------

Other income:
     Service charges on deposit accounts            757,618              807,247               1,508,241             1,520,551
     Investment securities gains (losses), net        2,000             (12,819)                  13,327              (12,038)
     Other operating income                         139,086              248,985                 380,433               493,185
                                                --------------------------------             ---------------------------------
             Total other income                     898,704            1,043,413               1,902,001             2,001,698
                                                --------------------------------             ---------------------------------
Other expense:
     Salaries and employee benefits               1,661,741            1,631,957               3,300,682             3,204,193
     Net occupancy and equipment                    515,010              504,604               1,028,986               989,119
     Other operating expense                        831,044              779,374               1,596,393             1,447,783
                                                --------------------------------             ---------------------------------
             Total other expense                  3,007,795            2,915,935               5,926,061             5,641,095
                                                --------------------------------             ---------------------------------
             Income before income taxes           1,553,453            1,692,764               3,022,976             3,341,180

Income tax expense                                  499,661              517,553                 963,704             1,029,256
                                                --------------------------------             ---------------------------------
             Net income                         $ 1,053,792          $ 1,175,211             $ 2,059,272           $ 2,311,924
                                                ================================             =================================

Net income per share based on
    3,580,797 shares outstanding                $      0.30          $      0.33             $      0.58           $      0.65
                                                ================================             ==================================

Dividends per share                             $      0.06 1/3      $      0.06             $      0.12 2/3       $      0.12
                                                ================================             =================================

See notes to consolidated financial statements.


              SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                  (UNAUDITED)


                                                                                  SIX MONTHS ENDED JUNE 30
                                                                                      1997            1996
                                                                                 ------------    ------------
Cash flows from operating activities:
    Net income                                                                   $  2,059,272    $  2,311,924
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                                   1,055,000         600,000
        Depreciation                                                                  526,929         520,002
        Amortization and accretion, net                                               140,574         159,288
        Deferred income tax benefit                                                   (16,032)       (280,934)
        Investment securities (gains) losses, net                                     (13,327)         12,038
        Net gains on sales of other real estate owned                                 (22,158)        (97,623)
        Changes in assets and liabilities:
              Increase in other assets                                               (215,642)       (731,717)
              (Decrease) increase in other liabilities                               (755,921)         99,898
                                                                                 ------------    ------------
                          Net cash provided by operating activities                 2,758,695       2,592,876
                                                                                 ------------    ------------
Cash flows from investing activities:
       Proceeds from maturities of investment securities:
              Held-to-maturity                                                      2,961,900       1,784,600
              Available-for-sale                                                   12,870,461      19,056,558
       Proceeds from sales of investment securities:
              Available-for-sale                                                                    2,985,000
       Proceeds from sales of other real estate owned                                 311,456         344,978
       Purchases of investment securities:
              Held-to-maturity                                                     (1,006,354)     (1,568,834)
              Available-for-sale                                                  (19,023,984)    (48,912,029)
       Net increase in loans                                                       (5,868,784)    (13,391,468)
       Additions to premises and equipment, net                                      (145,630)       (537,547)
       Net funds received in branch acquisitions                                                    19,594,317
                                                                                 ------------    ------------
                          Net cash used in investing activities                    (9,900,935)    (20,644,425)
                                                                                 ------------    ------------
Cash flows from financing activities:
      Net increase in demand, NOW, and
          savings deposits                                                            335,261      11,919,389
      Net increase in certificates of deposit                                          22,031       5,707,161
      Net increase in U.S. Treasury demand note                                     1,251,530       1,845,353
      Payments on note payable                                                       (850,000)       (625,000)
      Cash dividends paid                                                            (668,177)       (632,607)
                                                                                 ------------    ------------
                          Net cash provided by financing activities                    90,645      18,214,296
                                                                                 ------------    ------------
                          Net (decrease) increase in cash and cash equivalents     (7,051,595)        162,747

Cash and cash equivalents at beginning of year                                     32,505,525      25,287,615
                                                                                 ------------    ------------
Cash and cash equivalents at June 30                                             $ 25,453,930    $ 25,450,362
                                                                                 ============    ============


See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

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

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and northeast and central Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At June 30, 1997, SEB had total assets of approximately $263,422,000.(1) Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Alachua and its branch offices in Callahan, Gainesville, Hilliard, Jonesville, and Yulee. SEBF acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County on February 15, 1996. Geographically, Nassau County borders Camden and Charlton Counties in South Georgia where SEB has offices. SEBF received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. At June 30, 1997, SEBF had total assets of approximately $74,300,000.(1) Both SEB and SEBF provide traditional deposit and credit services to individual and corporate customers.

         Total assets remained virtually unchanged at June 30, 1997 compared to March 31, growing an aggregate $1,451,151 or 0.43% since year-end 1996. Earning assets represented approximately 92% of total assets at June 30, 1997 versus 90% at year-end 1996. Loans and investment securities comprised a larger portion and federal funds sold, a smaller portion, of earning assets at June 30, 1997 compared to March 31, 1997 and December 31, 1996. During the first half of 1996, total assets grew $43,093,228 or 14.51%. The acquisition of the Nassau County branches and deposit growth were the main factors in the increase a year ago. The Company received a considerable amount of funds from the Nassau County branches because of their low net loans to deposit ratio. The excess funds from these branches and funds from other deposit growth were invested primarily in federal funds sold and U. S. Treasury and Agency obligations.

(1) Stand-alone basis


LOANS

         Net loans grew $4,539,043 or 2.47% at June 30, 1997 compared to year-end 1996. All of the growth occurred during the second quarter because net loans declined at March 31, 1997. The net loans to deposit ratio was 63.89% at June 30, 1997 versus 62.42% at year-end 1996 and 60.12% at June 30, 1996. During the year-ago period, net loans grew $15,434,256 or 9.33%. Loans acquired from Compass accounted for approximately 13% of the 1996 increase.

         Nonperforming loans represented 0.96% of net loans at June 30, 1997 compared to 0.60% and 0.41% at December 31, 1996 and June 30, 1996. The current increase in nonperforming loans resulted from the placement of several large commercial loans on nonaccrual status since year-end 1996. Approximately $1,690,000 or 93% of nonperforming loans pertained to seven borrowers at June 30, 1997. Additionally, approximately 28% of loans past due 90 days or more pertained to five separate borrowers. Management is unaware of any other material concentrations within nonperforming loans. The table below provides information about nonperforming loans and other assets:

NONPERFORMING ASSETS
(Amounts in thousands)               6/30/97    12/31/96   6/30/96    12/31/95
-------------------------------      -------    --------   -------    --------
Nonaccrual loans                      $1,414     $  686     $  732     $  632
Restructured loans (1)                   395        418       --         --
                                      ------     ------     ------     ------
     Total nonperforming loans         1,809      1,104        732        632
Foreclosed real estate (2)               570        726        731      1,393
                                      ------     ------     ------     ------
     Total nonperforming assets       $2,379     $1,830     $1,463     $2,025
                                      ======     ======     ======     ======
Accruing loans past due 90 days
  or more                             $1,578     $1,100     $1,848     $1,245
                                      ======     ======     ======     ======
(1) Does not include restructured loans that yield a market rate. At June 30, 1997, such loans totaled $97.

(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms is doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Foreclosed real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the status of loans categorized as commercial, financial, agricultural, and real estate to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is reversed. All known potential problem loans were included in nonperforming loans for all periods presented except December 31, 1996. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000. Subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values. These particular loans accounted for virtually all of the increase in nonperforming loans at June 30, 1997. The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. A significant portion of the Company's loans are collateralized by real estate; at June 30, 1997, loans secured by real estate totaled approximately $121,006,000.

         The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance to net loans ratio was 1.94% at June 30, 1997 versus 2.03% at year-end 1996. The provision provided from income totaled $430,000 and $1,055,000 for the quarter and six months ended June 30, 1997, increases of $130,000 and $455,000 from the comparable periods in 1996. The increased provision was necessary to cover higher charge-offs in the commercial loan portfolio. Net charge-offs totaled $1,135,000 at June 30, 1997, up substantially from 1996 levels. Activity in the allowance is presented in the following table:


ALLOWANCE FOR LOAN LOSSES                                     SIX MONTHS ENDED JUNE 30
(AMOUNTS IN THOUSANDS)                                   --------------------------------
                                                           1997         1996       1995
                                                         --------    --------    --------
Allowance for loan losses at beginning of year           $  3,735    $  3,532    $  3,257
Provision for loan losses                                   1,055         600         600
Charge-offs:
         Commercial, financial, and agricultural            1,029          82         139
         Real estate - construction                             0           0           0
         Real estate - mortgage                                 2          90           7
         Consumer, including credit cards                     390         315         194
                                                         --------    --------    --------
                  Total charge-offs                         1,421         487         340
                                                         --------    --------    --------
Recoveries:
         Commercial, financial, and agricultural               63          37          70
         Real estate - construction                             0           0           0
         Real estate - mortgage                                 1           5          27
         Consumer, including credit cards                     222         122         190
                                                         --------    --------    --------
                  Total recoveries                            286         164         287
                                                         --------    --------    --------
                  Net charge-offs                           1,135         323          53
                                                         --------    --------    --------
Allowance for loan losses at June 30                     $  3,655    $  3,809    $  3,804
                                                         ========    ========    ========
Net loans outstanding(1) at June 30                      $188,278    $180,820    $162,640
                                                         ========    ========    ========
Average loans outstanding at June 30                     $184,168    $172,043    $157,836
                                                         ========    ========    ========
Ratios:
         Allowance to net loans                              1.94%       2.11%       2.34%
                                                         ========    ========    ========
         Net charge-offs to average loans (annualized)       1.23%       0.38%       0.07%
                                                         ========    ========    ========
         Provision to average loans (annualized)             1.15%       0.70%       0.76%
                                                         ========    ========    ========

----------
(1)   Net of unearned income

         Management believes the allowance was adequate at June 30, 1997 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management estimates that the provision will total $660,000 during the second half of 1997. No material charge-off activity is anticipated during the remainder of 1997.

OTHER ASSETS

         Gross premises and equipment declined during the first six months of 1997 due largely to the transfer of the Hawthorne Road real property values to other real estate. Southeastern Bank of Florida's Hawthorne Road office was closed on January 31, 1997 due to its low deposit and loan volumes and poor growth prospects; this closing had minimal impact on our financial position. Gross premises and equipment increased last year due to the acquisition of the Nassau County branches; the purchase of the Jonesville office which was previously leased; the purchase of additional proof equipment for the centralized proof center; and the equipment and preparatory costs associated with the installation of automatic teller machines at each Nassau County location.

         Other assets increased $236,105 or 4.28% during the first half of 1997. The current period increase resulted primarily from the repossession of inventory collateralizing several large commercial loans. The increase in other real estate attributable to the Hawthorne Road property was minimized by a decline in foreclosed real estate balances at June 30, 1997. During the year-ago period, other assets increased $994,357 or 17.92%. Increases in accrued interest receivables on loans and investment securities and increases in the deferred tax effects of mark-to-market accounting for securities were partially offset by a $662,021 decline in foreclosed real estate. Intangible assets increased during 1996 due to the deposit premium associated with the Nassau County branches.

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

QUARTER-END DEPOSITS

         The Company's core deposit base is the foundation for its liquidity position. Deposits grew $357,292 or 0.12% at June 30, 1997 compared to year-end 1996. Interest-bearing deposits increased $3,615,365 or 1.51%, representing 82.53% of quarter-end deposits at June 30, while noninterest-bearing deposits declined $3,258,073 or 5.95%. Approximately $228,722,000 and $65,988,000 of
quarter-end deposits were attributable to SEB and SEBF, respectively. During the first half of 1996, deposits grew $41,202,900 or 15.88%; SEB and SEBF accounted for approximately 29% and 71% of the 1996 growth. Deposits assumed from the Nassau County branches was the primary factor in SEBF's deposit growth last year. Noninterest-bearing deposits declined $5,434,714 or 9.78%, while interest-bearing deposits increased $46,637,614 or 22.87%. Savings were the largest-growing component of interest-bearing deposits, comprising 23.65% of interest-bearing deposits at June 30, 1996 versus 12.67% at December 31, 1995. The growth in savings deposits resulted mainly from the SMARTSAVER account that was introduced in March 1996.

AVERAGE DEPOSITS

         Total interest-bearing deposit balances remained consistent with year-end 1996 balances, averaging approximately $239,798,000 or 81.99% of deposits year-to-date. Savings balances continued the increase that began in March 1996 with the introduction of the SMARTSAVER account, growing an average $6,038,152 since year-end 1996. Growth in savings deposits offset declines of $768,366 and $5,073,404 in average time and interest-bearing demand deposits. Average deposits grew approximately $20,080,000 at June 30, 1996 compared to December 31, 1995; these 1996 averages do not fully reflect the impact of increased savings deposits or deposits assumed from the Nassau County branches. The composition of average deposits at June 30, 1997 and 1996 is shown in the table below:

                                                6/30/97                      6/30/96
                                         ----------------------      -----------------------
     DEPOSITS                             AVERAGE       PERCENT      AVERAGE        PERCENT
     (AMOUNTS IN THOUSANDS)               BALANCES     OF TOTAL      BALANCES       OF TOTAL
     --------------------------------    ---------     --------      --------       --------
     Noninterest-bearing deposits        $ 52,684        18.01%      $ 51,289        18.34%
     Interest-bearing demand deposits      44,981        15.38%        51,488        18.41%
     Savings                               69,783        23.86%        43,391        15.52%
     Time deposits                        125,034        42.75%       133,452        47.73%
                                         --------       ------       --------       ------
         Total                           $292,482       100.00%      $279,620       100.00%
                                         ========       ======       ========       ======

         In addition to deposits and the other liquidity sources above, the Company utilizes short-term borrowings as needed in the form of U.S. Treasury demand notes and federal funds purchased. The Company has unsecured lines of credit for federal funds purchased from correspondent banks totaling $3,000,000. At June 30, 1997 and December 31, 1996, the Company had no amounts outstanding under these lines.

         The Company continued to prepay on its note payable, paying $400,000 during the second quarter and $850,000 year-to-date. Principal payments of $425,000 are due annually. Besides assuming deposit liabilities, the Company did not incur any debt in connection with its acquisition of the Nassau County branches in 1996.

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

         The Company's interest rate sensitivity position at June 30, 1997 is presented below:

INTEREST RATE SENSITIVITY                                         AT JUNE 30, 1997
(AMOUNTS IN THOUSANDS)                         --------------------------------------------------------------------
-----------------------------------------                         REPRICING WITHIN
                                               -----------------------------------------------------
                                                                                             MORE
                                                  0 - 3        4 - 12        ONE - FIVE    THAN FIVE
                                                 MONTHS        MONTHS           YEARS         YEARS        TOTAL
                                               ---------      ---------      ---------     ---------     ---------
INTEREST RATE SENSITIVE ASSETS:
  Loans                                        $  83,009      $  29,674      $  59,776     $  19,525     $ 191,984
  Securities(1)                                    4,721         16,309         78,656        10,329       110,015
  Federal funds sold                              12,070                                                    12,070
                                               ---------      ---------      ---------     ---------     ---------
     Total interest rate sensitive assets         99,800         45,983        138,432        29,854       314,069
                                               ---------      ---------      ---------     ---------     ---------
INTEREST RATE SENSITIVE LIABILITIES:
  Deposits(2)                                    142,042         71,208         29,858           109       243,217
  U. S. Treasury demand note                       3,052                                                     3,052
  Note payable                                       600                                                       600
                                               ---------      ---------      ---------     ---------     ---------
     Total interest rate sensitive
         liabilities                             145,694         71,208         29,858           109       246,869
                                               ---------      ---------      ---------     ---------     ---------
Interest rate sensitivity gap                  $ (45,894)     $ (25,225)     $ 108,574     $  29,745     $  67,200
                                               =========      =========      =========     =========     =========
CUMULATIVE INTEREST RATE SENSITIVITY GAP       $ (45,894)     $ (71,119)     $  37,455     $  67,200
                                               =========      =========      =========     =========
Ratio of cumulative gap to total interest
    rate sensitive assets                         (14.61)%       (22.64)%        11.93%        21.40%
                                               =========      =========      =========     =========
Ratio of cumulative interest rate sensitive
    assets to interest rate sensitive
    liabilities                                    68.50%         67.21%        115.18%       127.22%
                                               =========      =========      =========     =========
Cumulative gap at December 31, 1996            $ (37,567)     $ (63,773)     $  28,934     $  67,670
                                               =========      =========      =========     =========
Cumulative gap at June 30, 1996(3)             $ (43,469)     $ (66,890)     $  28,635     $  62,675
                                               =========      =========      =========     =========

----------
(1) Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.




(2) NOW, money market, and savings account balances are included in the 0-3 months repricing category.
(3) Certain reclassifications were made to conform with current year presentation.

         At June 30, 1997, the gap analysis indicates a negative cumulative gap position through the one year time interval. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 88% of rate sensitive liabilities and 46% of rate sensitive assets subject to repricing within one year. Increases in our gap position through the one year time interval since June 30, 1996 have resulted largely from growth in savings deposits and a decline in remaining maturities of certificates of deposits.

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

                                CAPITAL RESOURCES

         Realized stockholders' equity grew $1,605,942 or 4.69% during the first half of 1997. Book value per share, restated to reflect the three-for-one stock split paid in 1996, increased $0.45 to $10.02. Dividends declared totaled $0.12 2/3 per share for the year-to-date period compared to $0.12 in 1996, a 5.55% increase. The change in unrealized stockholders' equity was not significant at June 30, 1997 compared to year-end 1996. Unrealized stockholders' equity measures the impact of market interest rates on investment securities classified as available-for-sale.

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

         The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and Tier 1 leverage ratio of 5%. Our capital ratios for the most recent periods are presented in the table below:

 CAPITAL RATIOS
 (AMOUNTS IN THOUSANDS)             6/30/97  12/31/96  6/30/96  12/31/95
------------------------------      -------  --------  -------  --------
 Risk-based ratios:
  Tier 1 capital                    16.83%    16.18%    15.24%    16.26%
                                    -----     -----     -----     -----
  Total risk-based capital          18.09%    17.44%    16.50%    17.52%
                                    -----     -----     -----     -----
Tier 1 leverage ratio                9.90%     9.42%     8.81%     9.67%
                                    -----     -----     -----     -----
Realized stockholders' equity
  to assets                         10.64%    10.20%     9.51%    10.30%
                                    -----     -----     -----     -----

As shown, the decline in our capital ratios that resulted from our acquisition of the Nassau County branches in 1996 has been reversed; current capital ratios now exceed pre-acquisition levels.


                             RESULTS OF OPERATIONS

     Net income for the second quarter totaled $1,053,792, down $121,419 or 10.33% from the same period in 1996. For the year-to-date period, net income totaled $2,059,272, down $252,652 or 10.93% from the same period in 1996 which was up $248,443 or 12.04% over 1995. On a per share basis, net income was $0.58, $O.65, and $0.58 for the six months ended June 30, 1997, 1996, and 1995. The annualized return on beginning equity was 12.02% at June 30, 1997 versus 15.13% a year ago. A $455,000 increase in our provision for loan losses was the most significant factor in our earnings decline year-to-date. The increased provision was necessary to cover higher charge-offs in our commercial loan portfolio. See the Financial Condition section of this Discussion and Analysis for additional details on the loan portfolio and the increased provision.

NET INTEREST INCOME

     Interest income grew $154,634 or 2.25% during the second quarter of 1997 compared to 1996. For the six months of 1997, interest income grew $678,583 or 5.12%. For the quarter and year-to-date periods, interest and fees on loans were the largest-growing component of interest income. For the six month period, interest and fees on loans increased $490,768 or 5.05%. Current year growth was fueled by a 7.05% or $12,125,000 jump in average balances because loan yields(2) declined to 11.10% from 11.31%(1) a year ago. SEB contributed $289,333 or 59%, and SEBF, $201,435 or 41%, of the year-to-date improvement. During the first half of 1996, interest and fees on loans rose $744,700 or 8.30%. The prior year results were also attributable to higher average balances, because loan yields(2) declined 10(1) basis points at June 30, 1996 compared to 1995. Because the loans acquired from Compass were not significant to the total loan portfolio, they accounted for a mere 11% of the growth in loan earnings a year ago.

     Interest earnings on taxable investment securities increased $34,554 or 2.47% during the second quarter of 1997 compared to 1996. For the six month period, interest income on taxable investment securities grew $229,432 or 8.95%. The current results were the product of increased yields and a 5.47% rise in average balances. At June 30, 1997, the yield on taxable investment securities was 6.23%, up 19 basis points from 1996. Interest income on taxable investment securities was up $463,132 or 22.05% at mid-year 1996 compared to 1995; the 1996 improvement resulted from a combined 17.10% increase in average balances and a 24 basis point improvement in yield. The higher average balances in 1996 were a direct result of the excess funds received from the Nassau County branches and funds generated by other deposit growth. Interest income on tax-exempt investment securities declined $73,134 or 11.46% year-to-date due largely to a continuing lack of attractive replacements for redeemed securities. The yield
(2)on tax-exempt securities was 8.79% at June 30, 1997.

     Interest income on federal funds sold increased $31,517 or 9.21% during the first six months of 1997 compared to 1996. Average balances rose 6.17% while yields increased 14 basis points to 5.34% at June 30, 1997. During the first half of 1996, a 25.26% increase in average balances produced a $31,832 or 10.26% increase in interest earnings on federal funds sold. The increase in interest income lagged the increase in average balances because the yield on federal funds sold declined 70 basis points at June 30, 1996 compared to 1995.

     Interest expense on deposits increased $192,434 or 3.45% during the first six months of 1997 compared to 1996. Interest expense on savings deposits accounted for all of the increase, because interest expense on time and interest-bearing demand deposits declined at June 30, 1997 compared to 1996. The increase in interest expense on savings resulted primarily from the SMARTSAVER deposit program. The average rate paid on deposits for the six month period was 4.81%, down 7 basis points from 1996 levels. SEBF's interest expense on deposits increased approximately $220,000 year-to-date while SEB's interest expense declined $28,000. During the first six months of 1996, interest expense on deposits increased $888,327 or 18.95%. Approximately 56% of the 1996 increase was attributable to SEBF, including the Nassau County locations. Because the Company continues to prepay the principal balance on its long-term debt, interest expense on the term loan declined $42,726 or 54.97% during the first half of 1997. The average rate paid on the term loan year-to-date was 7.40%.

     In summary, net interest income grew $521,459 or 6.88% during the first two quarters of 1997 compared to 1996. During the comparable period in 1996, net interest income increased $349,742 or 4.84%. Approximately $179,000 and $200,000 of the 1997 and 1996 improvements in net interest income were attributable to SEBF. The net interest margin(2) as a percent of interest-earning assets was 5.47% at June 30, 1997 versus 5.44%(1) at June 30, 1996.

----------
(1)Certain reclassifications were made to conform with current year presentation.
(2)Taxable-equivalent.


OTHER INCOME

     Other income declined $99,697 or 4.98% during the first half of 1997 compared to 1996. During the comparable period in 1996, other income grew $285,739 or 16.65%. Approximately 12.35% of the other income decline for the year-to-date period resulted from a $12,310 drop in service charges on deposit accounts. The entire decline in service charges was attributable to SEB, because SEBF's service charges rose $30,214. A year ago, service charges on deposit accounts were the largest-growing component of noninterest income, increasing $223,072 or 17.19%. Aided by deposits assumed from the Nassau County branches, SEBF contributed approximately 80% or $178,000 to the service charge improvement last year. Other operating income declined $112,752 or 22.86% year-to-date after increasing 7.81% at June 30, 1996 compared to 1995; reduced gains on sales of other real estate and declines in commissions on the sale of credit line insurance were chief factors in the current results.

OTHER EXPENSE

     Salaries and employee benefits were up $96,489 or 3.01% year-to-date at June 30, 1997 compared to 1996. During the year-ago period, salaries and employee benefits were up $236,794 or 7.98%. Approximately 25% and 34% of the 1997 and 1996 results were attributable to SEBF, including the Nassau County locations. Virtually all of the $39,867 or 4.03% increase in net occupancy and equipment expense at June 30, 1997 was due to a full half-year of depreciation and other occupancy expenses on the Nassau County locations in 1997 versus 1996. A year ago, net occupancy and equipment expenses increased $118,795 or 13.65%. Last year's increase resulted primarily from higher computer maintenance costs and depreciation and additional occupancy expenses on the Nassau County locations for the post-acquisition period. Other operating expenses increased $148,610 or 10.26% at June 30, 1997 compared to 1996. Increased legal and accounting fees and losses on deposit accounts were the major factors in the year-to-date results. Other operating expenses declined $149,480 or 9.36% at June 30, 1996 compared to 1995. The $278,992 decline in FDIC insurance premiums was partially offset by the start-up and other costs associated with the acquisition of the Nassau County branches.

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

                                  SOUTHEASTERN BANKING CORPORATION
                                  (REGISTRANT)

                                   By: /s/ EDWARD R. GRAY, JR.
                                      ------------------------------
                                       EDWARD R. GRAY, JR., PRESIDENT

                                   By: /s/ S. MICHAEL LITTLE
                                      -------------------------------
                                       S. MICHAEL LITTLE, VICE PRESIDENT

Date:    AUGUST 8, 1997

                                 EXHIBIT INDEX


EXHIBIT                                                PAGE
-------                                                ----

  27      Financial Data Schedule (for SEC use only)