Form 10-Q
period 1997-09-30
SOUTHEASTERN BANKING CORP
filed 1997-11-14
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended................................................. 09-30-97
Commission File Number................................................  2-83157

                        SOUTHEASTERN BANKING CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


           GEORGIA                                              58-1423423
------------------------------                              -------------------
(State or other jurisdiction of                             (I. R. S. Employer
incorporation or organization)                              Identification No.)


         1010 NORTHWAY STREET
           DARIEN, GEORGIA                                        31305
---------------------------------------                         ----------
(Address of principal executive office)                         (Zip Code)


Registrant's telephone number, including area code:       (912) 437-4141
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

Common Stock - $1.25 Par Value                     3,580,797 Shares at 10-31-97


                       THIS DOCUMENT CONSISTS OF 14 PAGES.
                    THE EXHIBIT INDEX IS LOCATED AT PAGE 13.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                   (UNAUDITED)


                         ASSETS                                    9/30/97         12/31/96
                                                                -------------    -------------
Cash and due from banks                                         $  12,659,680    $  15,415,525

Federal funds sold                                                 14,065,000       17,090,000
                                                                -------------    -------------
                   Cash and cash equivalents                       26,724,680       32,505,525

Investment securities:
       Held-to-maturity (market value of approximately
           $20,804,000 and $23,172,000 at September 30, 1997
          and December 31, 1996)                                   20,129,557       22,321,326
       Available-for-sale, at market value                         88,361,105       83,576,219
                                                                -------------    -------------
                   Total investment securities                    108,490,662      105,897,545

Loans, gross                                                      190,216,796      187,380,335
       Unearned income                                             (3,724,117)      (3,641,146)
       Allowance for loan losses                                   (3,696,238)      (3,734,527)
                                                                -------------    -------------
                   Loans, net                                     182,796,441      180,004,662

Premises and equipment, net                                         7,860,406        8,500,387
Intangible assets                                                   3,135,358        3,395,889
Other assets                                                        5,745,754        5,521,610
                                                                -------------    -------------
                   Total assets                                 $ 334,753,301    $ 335,825,618
                                                                =============    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing deposits                              $  49,444,174    $  54,751,222
      Interest-bearing deposits                                   241,094,479      239,601,758
                                                                -------------    -------------
                 Total deposits                                   290,538,653      294,352,980

U. S. Treasury demand note                                          2,884,912        1,800,366
Note payable                                                          275,000        1,450,000
Other liabilities                                                   4,105,139        4,218,645
                                                                -------------    -------------
                 Total liabilities                                297,803,704      301,821,991
                                                                -------------    -------------

Stockholders' equity:
      Common stock - $1.25 par value;  authorized
         10,000,000 shares; issued and outstanding                  4,475,996        4,475,996
         3,580,797 shares
      Additional paid-in-capital                                    1,391,723        1,391,723
      Retained earnings                                            31,098,924       28,409,683
                                                                -------------    -------------
                 Realized stockholders' equity                     36,966,643       34,277,402
      Unrealized losses on investment securities, net                 (17,046)        (273,775)
                                                                -------------    -------------
                 Total stockholders' equity                        36,949,597       34,003,627
                                                                -------------    -------------
                   Total liabilities and stockholders' equity   $ 334,753,301    $ 335,825,618
                                                                =============    =============

See notes to consolidated financial statements.



               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)

                                                QUARTER ENDED SEPTEMBER 30             NINE MONTHS ENDED SEPTEMBER 30,
                                                   1997           1996                     1997              1996
                                              -------------   ---------------          -------------     -------------

Interest Income:
      Loans, including fees                   $  5,283,022       $  5,159,778          $ 15,489,668      $ 14,875,656
      Federal funds sold                           203,119             52,075               576,705           394,144
      Investment securities:
          Taxable                                1,397,171          1,452,539             4,189,708         4,015,644
          Tax-exempt                               266,198            328,330               831,350           966,616
                                              ------------       ------------          ------------      ------------
              Total interest income              7,149,510          6,992,722            21,087,431        20,252,060
                                              ------------       ------------          ------------      ------------
Interest expense:
      Deposits                                   3,009,042          2,923,461             8,776,711         8,498,696
      U. S. Treasury demand note                    16,063             16,611                49,279            42,411
      Note payable to bank                           5,880             28,859                40,880           106,585
                                              ------------       ------------          ------------      ------------
              Total interest expense             3,030,985          2,968,931             8,866,870         8,647,692
                                              ------------       ------------          ------------      ------------

              Net interest income                4,118,525          4,023,791            12,220,561        11,604,368

Provision for loan losses                          330,000            310,000             1,385,000           910,000
                                              ------------       ------------          ------------      ------------
              Net interest income after
              provision for loan losses          3,788,525          3,713,791            10,835,561        10,694,368
                                              ------------       ------------          ------------      ------------
Other income:
     Service charges on deposit accounts           784,773            807,663             2,293,014         2,328,214
     Investment securities gains                     7,000             (5,197)               20,327           (17,235)
(losses), net
     Other operating income                        166,223            174,764               546,656           667,949
                                              ------------       ------------          ------------      ------------
              Total other income                   957,996            977,230             2,859,997         2,978,928
                                              ------------       ------------          ------------      ------------
Other expense:
     Salaries and employee benefits              1,639,103          1,652,497             4,939,785         4,856,690
     Net occupancy and equipment                   527,349            546,000             1,556,335         1,535,119
     Other operating expense                       645,916            718,342             2,242,309         2,166,125
                                              ------------       ------------          ------------      ------------
              Total other expense                2,812,368          2,916,839             8,738,429         8,557,934
                                              ------------       ------------          ------------      ------------

              Income before income taxes         1,934,153          1,774,182             4,957,129         5,115,362

Income tax expense                                 624,190            549,262             1,587,894         1,578,518
                                              ------------       ------------          ------------      ------------
                  Net income                  $  1,309,963       $  1,224,920          $  3,369,235      $  3,536,844
                                              ============       ============          ============      ============
Net income per share based on
    3,580,797 shares outstanding              $       0.38       $       0.34          $       0.94      $       0.99
                                              ============       ============          ============      ============

Dividends per share                           $       0.06 1/3   $       0.06          $       0.19      $       0.18
                                              ============       ============          ============      ============


See notes to consolidated financial statements.



               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                       1997             1996
                                                                                  ------------     -------------
Cash flows from operating activities:
    Net income                                                                    $  3,369,235     $  3,536,844
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                                    1,385,000          910,000
        Depreciation                                                                   779,411          746,691
        Amortization and accretion, net                                                215,401          241,069
        Deferred income tax benefit                                                    (16,032)        (351,985)
        Investment securities (gains) losses, net                                      (20,327)          17,235
        Net gains on sales of other real estate owned                                  (56,661)        (109,381)
        Changes in assets and liabilities:
              Increase (decrease) in other assets                                       20,862         (414,369)
              Increase in other liabilities                                            101,342          772,838
                                                                                  ------------     ------------
                Net cash provided by operating activities                            5,778,231        5,348,942
                                                                                  ------------     ------------
Cash flows from investing activities:
       Proceeds from maturities of investment securities:
              Held-to-maturity                                                       3,698,900        2,490,700
              Available-for-sale                                                    24,166,214       23,503,724
       Proceeds from sales of investment securities:
              Available-for-sale                                                                      6,377,250
       Proceeds from sales of other real estate owned                                  504,726          360,034
       Purchases of investment securities:
              Held-to-maturity                                                      (1,506,214)      (2,333,834)
              Available-for-sale                                                   (28,526,287)     (48,911,828)
       Net increase in loans                                                        (4,879,425)     (17,772,119)
       Additions to premises and equipment, net                                       (217,367)        (723,427)
       Net funds received in branch acquisitions                                                      19,497,817
                                                                                  ------------     ------------
                Net cash used in investing activities                               (6,759,453)     (17,511,683)
                                                                                  ------------     ------------

Cash flows from financing activities:
      Net increase (decrease) in demand, NOW, and
          savings deposits                                                          (5,139,119)      12,598,605
      Net increase (decrease) in certificates of deposit                             1,324,792       (8,278,880)
      Net increase in U. S. Treasury demand note                                     1,084,546        2,101,964
      Payments on note payable                                                      (1,175,000)      (1,075,000)
      Cash dividends paid                                                             (894,842)        (847,455)
                                                                                  ------------     ------------
                Net cash provided by financing activities                           (4,799,623)       4,499,234
                                                                                  ------------     ------------

                Net (decrease) increase in cash and cash equivalents                (5,780,845)      (7,663,507)

Cash and cash equivalents at beginning of year                                      32,505,525       25,287,615
                                                                                  ------------     ------------

Cash and cash equivalents at September 30                                         $ 26,724,680     $ 17,624,108
                                                                                  ============     ============


See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

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

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and northeast and central Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At September 30, 1997, SEB had total assets of approximately $259,995,000.(1) Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Alachua and its branch offices in Callahan, Gainesville, Hilliard, Jonesville, and Yulee. SEBF acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County on February 15, 1996. Geographically, Nassau County borders Camden and Charlton Counties in South Georgia where SEB has offices. SEBF received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. At September 30, 1997, SEBF had total assets of approximately $75,448,000.(1) Both SEB and SEBF provide traditional deposit and credit services to individual and corporate customers.

         On October 10, 1997, the Company signed a definitive agreement to sell its three offices in Alachua County to First National Bank of Alachua (FNB). The sale of these locations will enable the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. Provided all necessary regulatory approvals are obtained, the transaction is expected to close in the first quarter of 1998. Alachua County deposits assumable by FNB totaled approximately $36,385,000 at September 30, 1997.

         Total assets declined $1,072,317 or 0.32% at September 30, 1997 when compared to December 31, 1996, after increasing $31,450,000 or 10.59% during the same period in 1996. The 1996 increase was largely attributable to the acquisition of the Nassau County branches. The Company's earning assets represented approximately 91.22% of total assets at September 30, 1997 compared to 90.19% at September 30, 1996.

----------------------
(1) Stand-alone basis

LOANS

         Net loans grew $2,753,490 or 1.50% at September 30, 1997 compared to December 31, 1996. During the same period last year, net loans grew $19,808,275 or 11.98%. The 1996 growth was aided by the acquisition of the Nassau County branches. The net loans to deposit ratio, 64.19% at 9/30/97, was down 26 basis points when compared to September 30, 1996 and up when compared to the 62.42% ratio at December 31, 1996. At September 30, 1997, nonaccrual loans represented 0.50% of net loans, a 13 basis point increase over December 31, 1996. Three loans comprised 70.48% of nonaccrual loans at September 30, 1997. Management anticipates that nonaccrual loans will decline moderately during the fourth quarter of 1997. The percentage of total nonperforming loans to net loans was 0.71%, 0.60%, and 0.62%, at September 30, 1997, December 31, 1996 and September 30,

1996, respectively. The table below provides information about nonperforming assets and loans past due 90 or more days:

NONPERFORMING ASSETS
(AMOUNTS IN THOUSANDS)                    9/30/97   12/31/96   9/30/96  12/31/95
----------------------                    -------   --------   -------  --------
Nonaccrual loans                          $   930   $   686    $  590   $   632
Restructured loans(1)                         391       418       561
                                          -------   -------    ------   -------
         Total nonperforming loans          1,321     1,104     1,151       632
Foreclosed real estate(2)                   1,056       726       920     1,393
                                          -------   -------    ------   -------
         Total nonperforming assets       $ 2,377   $ 1,830    $2,071   $ 2,025
                                          =======   =======    ======   =======
Accruing loans past due 90 days or more   $ 1,231   $ 1,100    $1,647   $ 1,245
                                          =======   =======    ======   =======

(1) Does not include restructured loans that yield a market rate. At September 30, 1997, such loans totaled $97.
(2)Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms is doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Foreclosed real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the status of loans categorized as commercial, financial, agricultural, and real estate to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is reversed. All known potential problem loans were included in nonperforming loans for all periods presented except December 31, 1996. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000. Subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values. At September 30, 1997, and December 31, 1996, the Company had no concentration of credits to a single industry that exceeded 10% of total loans.

         The Company maintains an allowance for loan losses to absorb potential losses in the loan portfolio. The allowance to net loans ratio was 1.98% at quarter-end versus 2.03% at year-end 1996. During the quarter and nine months ended September 30, 1997, the provision for loan losses totaled $330,000 and $1,385,000. The 1997 provision reflected increases of $20,000 and $475,000 from 1996 levels; the increased provision was necessary to cover higher charge-offs in the commercial loan portfolio. Net charge-offs at September 30, 1997 totaled $1,424,000, up substantially from 1996 levels. Activity in the allowance is presented in the following table:


        ALLOWANCE FOR LOAN LOSSES                           NINE MONTHS ENDED SEPTEMBER 30
                                                          -----------------------------------
        (AMOUNTS IN THOUSANDS)                               1997         1996        1995
----------------------------------------------            --------     --------     --------
Allowance for loan losses at beginning of year            $  3,735     $  3,532     $  3,257
Provision for loan losses                                    1,385          910          900
Charge-offs:
         Commercial, financial, and agricultural             1,040          130          625
         Real estate - construction                              0            0            0
         Real estate - mortgage                                193          152          134
         Consumer, including credit cards                      585          429          362
                                                          --------     --------     --------
                  Total charge-offs                          1,818          711        1,121
                                                          --------     --------     --------
Recoveries:
    Commercial, financial, and agricultural                     84          331           86
         Real estate - construction                              0            0            0
         Real estate - mortgage                                  5           11           33
         Consumer, including credit cards                      305          204          276
                                                          --------     --------     --------
                  Total recoveries                             394          546          395
                                                          --------     --------     --------
                  Net charge-offs                            1,424          165          726
                                                          --------     --------     --------
Allowance for loan losses at September 30                 $  3,696     $  4,277     $  3,431
                                                          ========     ========     ========
Net loans outstanding(1) at September 30                  $186,493     $185,194     $164,906
                                                          ========     ========     ========
Average loans outstanding at September 30                 $186,168     $175,502     $159,459
                                                          ========     ========     ========

Ratios:
         Allowance to net loans                               1.98%        2.31%        2.08%
                                                          ========     ========     ========
         Net charge-offs to average loans (annualized)        1.02%        0.13%        0.61%
                                                          ========     ========     ========
         Provision to average loans (annualized)              0.99%        0.69%        0.75%
                                                          ========     ========     ========

----------
(1) Net of unearned income

         Management believes the allowance for loan losses was adequate at September 30, 1997 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management does not anticipate any material charge-off activity during the fourth quarter of 1997.

OTHER ASSETS

         The closing of Southeastern Bank of Florida's Hawthorne Road branch and the subsequent transfer of the real property values to other real estate was the primary reason for the 7.53% or $639,981 decline in net premises and equipment at September 30, 1997 compared to year-end 1996. Southeastern Bank of Florida's Hawthorne Road office was closed on January 31, 1997 due to its low deposit and loan volumes and poor growth prospects; this closing had minimal impact on our financial position. Gross premises and equipment increased last year due to the acquisition of the Nassau County branches; the purchase of the Jonesville office which was previously leased; the purchase of additional proof equipment for the centralized proof center; and the equipment and preparatory costs associated with the installation of automatic teller machines at each Nassau County location.

         Other assets increased $224,144 or 4.06% at September 30, 1997 when compared to December 31, 1996. The increase in 1997 resulted primarily from an increase in other real estate; a substantial portion of the increase in other real estate was attributable to the Hawthorne Road property mentioned earlier. During the same period in 1996, other assets increased $764,275 or 13.77%. Increases in accrued interest receivables on loans and investment securities and increases in the deferred tax effects of mark-to-market accounting for securities were partially offset by declines in foreclosed real estate properties.

                                    LIQUIDITY

         The purpose of liquidity management is to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Payments and maturities of the loan and investment securities portfolios provide additional liquidity. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary.

QUARTER-END DEPOSITS

         The Company's core deposit base is the foundation for its liquidity position. Total deposits declined $3,814,327 or 1.30% at September 30, 1997 when compared to December 31, 1996. The Company's deposits, typically, experience several cycles during a year and September is normally on the down cycle. During the same period in 1996, total deposits increased $27,796,075 or 10.71% as a result of the acquisition of the Nassau County branches. Interest-bearing deposits increased $1,492,721 or 0.62% at September 30, 1997 compared to December 31, 1996, but were offset by the decline in noninterest bearing deposits of $5,307,048 or 9.68% during the same period. This decline in interest-bearing deposits was similar to the decline in noninterest-bearing deposits of $4,851,046 or 8.73% at September 30, 1996 as compared to December 31, 1995. The SMARTSAVER account, a component of saving accounts included in the interest-bearing accounts that was introduced in March 1996, was the primary reason interest-bearing deposits continued to increase during 1997. Savings accounts increased $11,190,644 or 17.56% during the period ended September 30, 1997. Approximately $224,148,000 and $66,810,000 of total deposits at September 30, 1997 were attributable to SEB and SEBF, respectively.

AVERAGE DEPOSITS

         Average total deposits increased $6,873,000 or 2.39% at September 30, 1997 compared to September 30, 1996. On average, the composition of deposits has change since September 30, 1996. There was a shift from time deposits and interest-bearing demand deposits to savings and noninterest-bearing accounts when comparing the third quarter of 1997 to the same period in 1996. Average noninterest-bearing deposits increased $949,000 or 1.82% at September 30, 1997 when compared to September 30, 1996. The increase in saving accounts, $17,565,000 or 32.15%, more than offset the decline in interest-bearing demand deposits, down $5,124,000 or 10.38%, and time deposits, down $6,426,000 or 4.87%, for the same period. The SMARTSAVER accounts were the primary reason for the growth in the saving deposits. The composition of average deposits at September 30, 1997 and 1996 is shown in the table below:


                                          9/30/97                9/30/96
                                    --------------------    -------------------
  DEPOSITS                          AVERAGE      PERCENT    AVERAGE    PERCENT
  (AMOUNTS IN THOUSANDS)            BALANCES     OF TOTAL   BALANCES   OF TOTAL
-------------------------------     ---------    --------   --------   --------

Noninterest-bearing deposits        $ 53,052     17.98%     $ 52,103     18.08%
Interest-bearing demand deposits      44,246     15.00%       49,370     17.14%
Savings                               72,194     24.47%       54,629     18.96%
Time deposits                        125,583     42.55%      132,009     45.82%
                                    --------    ------      --------    ------
         Total                      $294,984    100.00%     $288,111    100.00%
                                    ========    ======      ========    ======

         In addition to deposits and the other liquidity sources above, the Company utilizes short-term borrowings as needed in the form of U.S. Treasury demand notes and federal funds purchased. The Company also has unsecured lines of credit for federal funds purchased from correspondent banks. At September 30, 1997 and December 31, 1996, the Company had no amounts outstanding under any of these lines.

         The Company paid $325,000 on its note payable during the third quarter and $1,175,000 year-to-date. Management anticipates paying the remaining $275,000 balance during the fourth quarter. Besides assuming deposit liabilities, the Company did not incur any debt in connection with its acquisition of the Nassau County branches in 1996.

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

         The Company's interest rate sensitivity position at September 30, 1997 is presented below:

INTEREST RATE SENSITIVITY                                                  AT SEPTEMBER 30, 1997
(AMOUNTS IN THOUSANDS)                                                       REPRICING WITHIN
-------------------------------                      -------------------------------------------------------------------
                                                                                                   MORE
                                                       0 - 3         4 - 12        ONE - FIVE    THAN FIVE
                                                       MONTHS        MONTHS           YEARS        YEARS         TOTAL
                                                     ---------      ---------      ---------     ---------     ---------
INTEREST RATE SENSITIVE ASSETS:
  Loans                                              $  79,862      $  32,004      $  58,972     $  19,379     $ 190,217
  Securities(1)                                          3,724         21,299         74,024         9,444       108,491
  Federal funds sold                                    14,065           --             --            --          14,065
                                                     ---------      ---------      ---------     ---------     ---------
     Total interest rate sensitive assets               97,651         53,303        132,996        28,823       312,773
                                                     ---------      ---------      ---------     ---------     ---------

INTEREST RATE SENSITIVE LIABILITIES:
  Deposits(2)                                          140,947         74,358         25,707            82       241,094
  U. S. Treasury demand note                             2,885           --             --            --           2,885
  Note payable                                             275           --             --            --             275
                                                     ---------      ---------      ---------     ---------     ---------
     Total interest rate sensitive
         liabilities                                   144,107         74,358         25,707            82       244,254
                                                     ---------      ---------      ---------     ---------     ---------
Interest rate sensitivity gap                        $ (46,456)     $ (21,055)     $ 107,289     $  28,741     $  68,519
                                                     =========      =========      =========     =========     =========
CUMULATIVE INTEREST RATE SENSITIVITY GAP             $ (46,456)     $ (67,511)     $  39,778     $  68,519
                                                     =========      =========      =========     =========
Ratio of cumulative gap to total interest
    rate sensitive assets                               (14.85)%       (21.58)%        12.72%        21.91%
                                                     =========      =========      =========     =========
Ratio of cumulative interest rate sensitive
    assets to interest rate sensitive liabilities        67.76%         69.10%        116.29%       128.05%
                                                     =========      =========      =========     =========
Cumulative gap at December 31, 1996                  $ (37,567)     $ (63,773)     $  28,934     $  67,670
                                                     =========      =========      =========     =========
Cumulative gap at September 30, 1996                 $  21,444      $  (2,835)     $  93,212     $ 128,203
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

         The Company continues to have a negative cumulative gap position through the one-year time interval at September 30, 1997. A negative gap position indicates that the Company has more rate sensitive liabilities than rate sensitive assets repricing within one year. The Company's cumulative interest rate sensitivity gap has improved since the second quarter of 1997 but has increased since the third quarter of 1996. This increase is due to the increase in savings accounts and more specifically the SMARTSAVERS accounts, which reprice quarterly.

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

                                CAPITAL RESOURCES

         Realized stockholders' equity grew $2,892,300 or 9.46% at September 30, 1997 since December 31, 1996. Book value per share increased $0.75 to $10.32 during the first nine months of 1997. Dividends declared totaled $0.19 per share for the year-to-date period compared to $0.18 in 1996, a 5.56% increase. Unrealized losses on investment securities improved $256,729 since December 31, 1996. Unrealized stockholders' equity measures the impact of market interest rates on investment securities classified as available-for-sale. In total, stockholders' equity grew $2,945,970 or 8.66% at September 30, 1997 compared to year-end 1996.

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

         The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and Tier 1 leverage ratio of 5%. Our capital ratios for the most recent periods are presented in the table below:

    CAPITAL RATIOS
(AMOUNTS IN THOUSANDS)              9/30/97  12/31/96   9/30/96  12/31/95
-----------------------------       -------  --------   -------  ---------
Risk-based ratios:
  Tier 1 capital                    17.80%    16.18%    15.75%    16.26%
                                    =====     =====     =====     =====

  Total risk-based capital          19.06%    17.44%    17.01%    17.52%
                                    =====     =====     =====     =====

Tier 1 leverage ratio               10.24%     9.42%     9.22%     9.67%
                                    =====      ====      ====      ====

Realized stockholders' equity
  to assets                         11.04%    10.20%    10.16%    10.30%
                                    =====     =====     =====     =====

As shown, the decline in our capital ratios that resulted from our acquisition of the Nassau County branches in 1996 has been reversed; current capital ratios now exceed pre-acquisition levels.

                              RESULTS OF OPERATIONS

         Net income for the third quarter totaled $1,309,963, a $85,043 or 6.95% increase when compared to the same period in 1996. Net income year to date totaled $3,369,235, down $167,609 or 4.74% from the same period in 1996 which was up $366,049 or 11.54% over 1995. Net income per share at September 30, 1997 $0.94, was down $0.05 when compared to $0.99 on September 30, 1996, but increased $0.10 compared to September 30, 1995. The annualized return on beginning equity was 13.11% at September 30, 1997 versus 15.43% a year ago. The decline in the rate of return on beginning equity is due to higher than normal charge offs in the commercial loan portfolio resulting in an increase of $475,000 in the provision for loan losses during 1997. See the Financial Condition section of this Discussion and Analysis for additional details on the loan portfolio and the increased provision.

NET INTEREST INCOME

         Total interest income grew $156,789 or 2.24% in the third quarter of 1997 when compared to the same period in 1996. Total interest income for the nine months period ended September 30, 1997 increased $835,372 or 4.12% when compared to the same period in 1996, which increased $1,958,522 or 10.71% over 1995. Interest and fees on loans, up $614,012 or 4.13% for the nine month period in 1997 compared to 1996, continues to be the fastest growing component in the total interest income. The increase in the interest income is due to an increase in the average outstanding in the loan portfolio, which was up $14,740,000 or 8.60%, because the yield(2) was down 46 basis points from last year.

         Interest income from taxable securities declined during the third quarter of 1997 compared to the third quarter of 1996, $55,368 or 3.81%. For the nine months in 1997 interest income from taxable securities increased $174,064 or 4.33% when compared to 1996. The increase in the interest income from taxable securities was the function of an increase in average balance, up $838,806, and a 20 basis point increase in yield. Interest income on taxable investment securities was up $840,249 or 26.46% at September 30, 1996 compared to 1995. The improvement in 1996 was due to a 21.50% increase in average balance outstanding and a 24 basis point improvement in yield. The higher average balances in 1996 were a direct result of the excess funds received from the Nassau County branches and funds generated by other deposit growth. Interest income on tax-exempt investment securities declined $135,266 or 13.99% year-to-date due largely to a continuing lack of attractive replacements for redeemed securities. The yield(2) on tax-exempt securities was 8.72% at September 30, 1997.

         For the nine months ended September 30, 1997, interest income on federal funds sold increased $182,561 or 46.32%. This increase in the interest income on federal funds sold is a function of the average balance, up 46.40% over the same period in 1996, and not an increase in yield, which remained constant. Because of this increase in average outstanding balances during the third quarter, interest income on federal funds sold increased $151,044 or 290.05% over the previous third quarter. The third quarter of 1996 saw interest income from federal funds sold decline $53,274 over 1995's third quarterly results. This decline was due to the placement of funds in loans and investments.

         During the third quarter of 1997, interest expense on deposits increased $85,581 or 2.93% when compared to the third quarter of 1996, which increased $448,962 or 18.14% over 1995. Interest expense on deposits increased $278,015 or 3.27% for the nine-month period ended September 30, 1997 when compared to the same period ended September 30, 1996. Deposit interest expense for the same period in 1996 compared to 1995 increased $1,337,289 or 18.67%. The increase in 1996 was due to the inclusion of the Nassau County branches of SEBF. For the nine-month period ending September 30, 1997, total interest expense was up $219,179 or 2.53% compared to the first nine months in 1996. The increase in total interest expense can be attributed primarily to the SMARTSAVER promotion, which resulted in interest on savings accounts increasing $113,099. Average cost of funds for deposits was 4.85% at September 30, 1997, down 4 basis points when compared to the 4.89% at September 30, 1996. Total interest expense increased at SEBF $255,149 for first nine months of 1997 when compared to the same period in 1996, while SEB's total interest expense declined $54,963. The Company continued to prepay the note payable to bank and the interest expense associated with the debt was down $65,705 or 61.65% at September 30, 1997 compared to September 30, 1996.

         Net interest income improved $94,735 or 2.35% during the third quarter of 1997 compared to the same period in 1996. The third quarter of 1996 increased $379,791 or 10.42% over 1995. For the nine months ended September 30, 1997, net interest income was up $616,194 or 5.31% when compared to September 30, 1996. During the comparable period in 1996, net interest income increased $729,533 or 6.71%. Approximately $323,363 and $376,000 of the 1997 and 1996 improvements in net interest income were attributable to SEBF. The net interest margin(2) as a percent of interest-earning assets was 5.47% at September 30, 1997 versus 5.27%(1) at September 30, 1996.

(1) Certain reclassifications were made to conform to current year presentation.

(2) Taxable-equivalent

OTHER INCOME

         Total other income declined $24,431 or 2.49% during the third quarter of 1997 compared to 1996. During the comparable period in 1996, other income grew $165,301 or 20.23%. Year to date, total other income declined $118,931, at September 30, 1997 compared to September 30, 1996. The decline in total other income is due primarily to a decline in service charges on deposit accounts, down $35,200 and gain on sale of other real estate owned, down $52,720. During the same period in 1996 compared to 1995, other income increased $424,094 or 16.49%.

OTHER EXPENSE

         Salaries and employee benefits were up $83,095 or 1.71% for the nine month period ended September 30, 1997 as compared to 1996. During the year-ago period, salaries and employee benefits were up $392,514 or 8.79%. Approximately 85% of the 1997 and 1996 salaries and employee benefits were attributable to SEB. Net occupancy and equipment declined $18,651 during the third quarter of 1997 after increasing $95,859 during the third quarter of 1996. The increase in 1996 was related to the acquisition of the Nassau County branches of SEBF. Year to date the net occupancy and equipment expense increased $21,216 and $214,654 in 1997 and 1996, respectively. Last year's increase resulted primarily from higher computer maintenance costs and depreciation and additional occupancy expenses on the Nassau County locations for the post-acquisition period. Other operating expenses increased $76,184 or 3.52% at September 30, 1997 compared to 1996. Increased legal and accounting fees and losses on deposit accounts were the major factors in the year-to-date results. Other operating expenses declined $57,848 or 2.60% at September 30, 1996 compared to 1995. The decline in FDIC insurance premiums in 1996 was partially offset by the start-up and other costs associated with the acquisition of the Nassau County branches.

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

                                     SOUTHEASTERN BANKING CORPORATION
                                     (REGISTRANT)

                                     By: /s/ S. MICHAEL LITTLE
                                        ----------------------------------
                                         S. MICHAEL LITTLE, VICE PRESIDENT

                                     By: /s/ WANDA D. PITTS
                                        ---------------------------------
                                        WANDA D. PITTS, SECRETARY

Date:    NOVEMBER 10, 1997

                                 EXHIBIT INDEX

EXHIBIT                                           PAGE
-------                                           ----

  27      Financial Data Schedule