Form 10-K
period 1997-12-31
SOUTHEASTERN BANKING CORP
filed 1998-03-31
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended..............................................12-31-97
Commission File Number................................................. 2-83157


                        SOUTHEASTERN BANKING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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

                                      NONE
                                 ---------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     As of January 31, 1998, 3,580,797 shares of the $1.25 par value common stock of Southeastern Banking Corporation (the Company) were issued and outstanding, and the aggregate market value of the shares of $1.25 par value common stock of the Company held by nonaffiliates was approximately $39,652,900 (based on a per share price of $17.50 which is based on over-the-counter trades executed by a principal market-maker).

                          This Document consists of 54 pages.
                    The Exhibit Index is located at page 52.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         PART NUMBER AND ITEM
DOCUMENT INCORPORATED                                 NUMBER OF FORM 10-K INTO
    BY REFERENCE                                        WHICH INCORPORATED
---------------------                                 ------------------------
The Company's Annual Report                           Part IV - Item 14
on Form 10-K for the Year
Ended December 31, 1990

                                     PART I


ITEM 1.        BUSINESS.

     1. HISTORY AND ORGANIZATION. Southeastern Banking Corporation (the Company) is a two-bank holding company headquartered in Darien, Georgia. The Company's subsidiary banks, Southeastern Bank (SEB) and Southeastern Bank of Florida
(SEBF), operate full-service banking offices in southeast Georgia and northeast Florida. The Company's corporate offices are located at 1010 Northway Street, Darien, Georgia.

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

     On October 14, 1994, the Company acquired 100% of the outstanding common stock of United Citizens Bank of Alachua County, Alachua, Florida under the name SEBF. The acquisition was consummated by means of the merger of Alachua Interim Corp., a wholly owned subsidiary of the Company, with and into SEBF under the Charter and Bylaws of SEBF. The aggregate consideration paid by the Company for SEBF pursuant to the transaction was approximately $5,139,000, payable in cash to the shareholders of Alachua. On February 15, 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in northeast Florida's Nassau County; the Company received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. Geographically, Nassau County borders Camden and Charlton Counties in southeast Georgia where SEB has offices. These Nassau County offices became branches of SEBF. See Note 2 to the Consolidated Financial Statements for information regarding business combinations. SEBF is a state banking association incorporated under the laws of the State of Florida.

     On January 16, 1998, SEBF sold its three offices in central Florida to First National Bank of Alachua. Assets sold and deposits and other liabilities divested by SEBF on January 16 totaled approximately $32,171,000 and $33,646,000. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. The Company has also filed applications with its regulators to merge SEBF into SEB. Provided all necessary regulatory approvals are obtained, the merger is expected to be completed during 1998. The merger of these two subsidiaries will reduce the duplicative overhead costs associated with two separate entities. See Note 18 to the Consolidated Financial Statements.

     2. BUSINESS. The Company provides full banking services through its subsidiary banks. SEB operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At December 31, 1997, SEB had total assets of approximately $272,328,000. (1) SEBF operates from its main office in Yulee and its branch offices in Callahan and Hilliard. Prior to January 16, 1998, SEBF also had offices in Alachua, Gainesville, and Jonesville. As noted in the History and Organization section above, these three offices were sold on January
16. Including the Alachua

County locations, SEBF had total assets of approximately $75,675,000(1) at December 31, 1997. Both banks provide traditional deposit and credit services to individual and corporate customers. Deposit services offered include NOW and money market accounts as well as savings, time deposits, and individual retirement accounts. Credit services offered include commercial and installment loans, credit cards, and letters of credit. Commercial loans are made primarily to fund real estate purchases and construction and to meet the needs of customers employed in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. In addition to deposit and credit services, both banks also provide official check services, wire transfers, and safe deposit box rentals.

(1) Stand-alone basis


     The Federal Reserve Bank of Atlanta is the principal correspondent of the Company's subsidiaries. The Company's subsidiaries also maintain accounts with other correspondent banks in Georgia, Florida, and Alabama.

     At December 31, 1997, the Company and its subsidiaries had 172 and 21 full and part-time employees.

     3. COMPETITION. The diversity of the Company's trade area results in a varying amount of competition in each of its Georgia and Florida markets. With the exception of Brantley County in Georgia, the Company has direct competition with other commercial banks, savings and loan associations, and credit unions in each market area.

     Previously, the Georgia legislature imposed restrictions on intrastate branching. In 1996, the Georgia General Assembly passed an intrastate branching bill that relaxes these restrictions: Effective July 1, 1996, Georgia banks were permitted to branch into three additional counties, and effective July 1, 1998, all branching restrictions will be removed. The intrastate branching bill gives the Company opportunities for growth as well as intensifies competition. The Florida legislature does not have any restrictions on intrastate branching.

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

     4. SUPERVISION AND REGULATION. As a bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (Federal Reserve). The Company's subsidiaries are also subject to supervision and regulation by applicable state and federal banking agencies: SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (GDBF), is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation. SEBF, an insured state member bank chartered by the Florida Department of Banking and Finance (FDBF), is subject to supervision and examination by the FDBF and the Federal Reserve. Various federal and state laws also regulate the operations of the banks, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, and restricting investments and other activities. The operations of the subsidiary banks are also affected by numerous consumer laws and regulations. In addition to the impact of regulation, commercial banks are also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may now acquire banks located in any other state, subject to certain conditions, including concentration limits. A bank may establish branches across state lines by merging with a bank in another state, beginning June 1, 1997 (unless applicable state law permitted such interstate mergers at an earlier date or prohibits such interstate mergers entirely), provided certain conditions are met. A bank may also establish a de novo branch in a state in which the bank does not maintain a branch if the state expressly permits such interstate de novo branching and certain other conditions are met.

     The Company is expected to act as a source of financial strength to, and commit resources to support, its subsidiaries. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. Capital adequacy is measured with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. Regulatory guidelines define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiaries are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. Additionally, the Company is subject to a Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and Tier 1 leverage ratio of 5%. At December 31, 1997, the Company's Tier 1 capital, total risk-based capital, and Tier 1 leverage ratios were 17.91%, 19.16%, and 10.31%. See Note 15 to the Consolidated Financial Statements and the Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


ITEM 2. PROPERTIES.

     COMPANY PROPERTY. The Company's executive offices are located in SEB's main banking office at 1010 Northway Street, Darien, Georgia.

     BANKING FACILITIES. Besides its main office in Darien, SEB has offices in the following communities:

     --------------------------------------------------------------------------
     GEORGIA                             Branch Location
     --------------------------------------------------------------------------
                       ---------------------- ---------------------------------
                        620 S. Peterson Street         Highway 40 East
                        Coffee County                  Camden County
                        DOUGLAS, GEORGIA 31533         KINGSLAND, GEORGIA 31548
                       --------------------------------------------------------
                       --------------------------------------------------------
                        Highway 17                     110 Bacon Street
                        McIntosh County                Brantley County
                        EULONIA, GEORGIA 31331         NAHUNTA, GEORGIA 31553
                       --------------------------------------------------------

     --------------------------------------------------------------------------
     GEORGIA, cont.                      BRANCH LOCATION
     --------------------------------------------------------------------------
                       --------------------------------------------------------
                        101 Love Street               100 S. Liberty Street
                        Charlton County               Coffee County
                        FOLKSTON, GEORGIA 31537       NICHOLLS, GEORGIA 31554
                       --------------------------------------------------------
                        110-112 Hinson Street         2512 Osborne Road
                        Jeff Davis County             Camden County
                        HAZLEHURST, GEORGIA 31539     ST. MARYS, GEORGIA 31558
                       --------------------------------------------------------
                       --------------------------------------------------------
                        107 E. Main Street            Bedell Avenue & Highway 17
                        Brantley County               Camden County
                        HOBOKEN, GEORGIA 31542        WOODBINE, GEORGIA 31569
                       --------------------------------------------------------

     SEBF's main office is located at 1376 East State Road 200, Yulee, Florida. Additional offices are located in the following communities:

     --------------------------------------------------------------------------
     FLORIDA                                     BRANCH LOCATION
     --------------------------------------------------------------------------
                      --------------------------------------------------------
                       305 South Kings Road              104 West 2nd Street
                       Nassau County                     Nassau County
                       CALLAHAN, FLORIDA 32011           HILLIARD, FLORIDA 32046
                      --------------------------------------------------------

     As noted in the History and Organization section of Part I, Item 1, SEBF's offices at 1010 South Highway 441, Alachua; 4000 North Main Street, Gainesville; and 14009 Highway 26 East, Jonesville were sold on January 16, 1998, and, accordingly, are not listed in the table above. At December 31, 1997, the Company owned all of its banking facilities with the exception of its offices in Alachua and Gainesville, which were leased from third parties for various terms. See Note 6 to the Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      NONE

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Prior to November 1996, the Company's stock was not traded publicly and no specific market prices could be quoted. Sales prices were obtained from information volunteered by stockholders and the Company's service as transfer agent. In November 1996, a principal market-maker began trading the Company's stock publicly over-the-counter under the symbol "SEBC." Sales prices are being posted to a variety of electronic bulletin boards by the market-maker. The high and low sales prices for 1997 and the fourth quarter of 1996 are based on information being posted to these bulletin boards by the market-maker, as applicable. These market prices may include dealer mark-up, markdown, and/or commission.(1)

     The table below sets forth the high and low sales prices and the cash dividends declared on the Company's common stock during the periods indicated. The market price and dividend data have been restated to give retroactive effect to the stock split paid on August 9, 1996.

    ---------------------------------------------------------------------
                                                                   CASH
     MARKET SALES PRICE &                    SALES PRICE         DIVIDENDS
     DIVIDENDS DECLARED     QUARTER      HIGH           LOW       DECLARED
    ----------------------------------------------------------------------
      1997                    4th       $18.38        $17.00      $0.1300
                              3rd        18.50         17.50       0.0633
                              2nd        18.50         17.00       0.0633
                              1st        18.50         17.00       0.0633
      1996                    4th        16.00         12.67       0.1233
                              3rd        12.67         12.67       0.0600
                              2nd        12.00         10.33       0.0600
                              1st        10.33         10.33       0.0600
      1995                    4th      No Sales       No Sales     0.1167
                              3rd        10.00         10.00       0.0567
                              2nd        10.00          9.00       0.0567
                              1st         9.33          9.00       0.0567

(1) In late 1997, a second market-maker began trading the Company's stock. This market-maker did not complete any trades prior to year-end 1997.

     At January 31, 1998, there were approximately 426 holders of record of the Company's common stock.

     The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends.

     The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company's subsidiaries may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the subsidiary banks for payment in 1998 without such prior approval is approximately $2,190,000.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

----------------------------------------------------------------------------------------------
FINANCIAL DATA
(AMOUNTS IN THOUSANDS EXCEPT PER        1997        1996        1995        1994        1993
SHARE DATA)
----------------------------------------------------------------------------------------------

AT DECEMBER 31:
Total assets                          $347,898    $335,826    $296,956    $283,814   $234,195
Deposits                               302,369     294,353     259,540     251,030    203,470
Loans, net(1)                          186,823     183,739     165,385     156,272    114,413
Long-term debt                               0       1,450       2,525       3,500          0
Realized stockholders' equity           37,854      34,277      30,558      27,298     24,614

SUMMARY OF OPERATIONS:
Net interest income                  $  16,391   $  15,636   $  14,617   $  12,601  $  11,245
Provision for loan losses                1,715       1,475       1,200       1,130      1,050
Net income                               4,722       4,805       4,287       3,651      3,525

PER SHARE DATA:
Basic earnings                       $    1.32   $    1.34   $    1.20   $    1.02   $   0.98
Cash dividends declared(2)                0.32        0.30        0.29        0.27       0.25
Book value                               10.57        9.57        8.53        7.62       6.87


----------
(1)Net of unearned income
(2)Fractional dividends declared have been rounded to the nearest 1/100th. See
Part II, Item 5, for additional information regarding dividends.

     The per share data has been restated to give retroactive effect to the stock split paid on August 9, 1996. The book value per share excludes the effects of mark-to-market accounting for investment securities.

     See Note 2 to the Consolidated Financial Statements for information regarding business combinations.


               [Remainder of this page intentionally left blank.]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and northeast Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At December 31, 1997, SEB had total assets of approximately $272,328,000.(1) Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Yulee and its branch offices in Callahan and Hilliard. SEBF acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in north Florida's Nassau County on February 15, 1996. Geographically, Nassau County borders Camden and Charlton Counties in south Georgia where SEB has offices. SEBF received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. Prior to January 16, 1998, SEBF also had offices in Alachua, Gainesville, and Jonesville. On January 16, 1998, SEBF sold its three offices in central Florida to First National Bank of Alachua. Assets sold and deposits and other liabilities divested by SEBF on January 16 totaled approximately $32,171,000 and $33,646,000. The Company recognized a pretax gain but after tax loss on the sale of these branches. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. Including the Alachua County locations, SEBF had total assets of approximately $75,675,000(1) at December 31, 1997. See Note 18 to the Consolidated Financial Statements.

     Total assets grew an aggregate $12,072,215 or 3.59% since year-end 1996. Loans and investment securities as a percent of earning assets remained consistent with 1996 levels, comprising 59% and 35% of earning assets at December 31, 1997. During the year-ago period, total assets grew $38,869,836 or 13.09%. The acquisition of the Nassau County branches and deposit growth were the main factors in the increase last year. The Company received a considerable amount of funds from the Nassau County branches because of their low net loans to deposits ratio. The excess funds from these branches and funds from other deposit growth were invested primarily in federal funds sold and U.S. Treasury & Agency obligations.

(1) Stand-alone basis



LOANS


     Net loans grew $3,083,670 or 1.68% to $186,822,859 at December 31, 1997
compared to year-end 1996. The net loans to deposits ratio was 61.79% at December 31, 1997 versus 62.42% at year-end 1996 and 64.19% at September 30, 1997. During 1996, net loans grew $18,353,887 or 11.10%. Loans acquired from Compass accounted for approximately 11% of the 1996 increase.

     Nonperforming loans comprised 0.62% of net loans at year-end compared to 0.60% and 0.38% at December 31, 1996 and 1995. The ratio of nonperforming assets to net loans plus foreclosed real estate increased 2 basis points to 1.01% at December 31, 1997 from 0.99% a year ago. Approximately $1,010,000 or 87% of nonperforming loans pertained to five borrowers at December 31, 1997. Additionally, approximately 24% of loans past due 90 days or more pertained to four separate borrowers. Management is unaware of any other material concentrations within nonperforming loans. The table on the next page provides information about nonperforming loans and other assets.

--------------------------------------------   --------------------------
                                                    AT DECEMBER 31
NONPERFORMING ASSETS                           --------------------------
(AMOUNTS IN THOUSANDS)                          1997      1996      1995
--------------------------------------------   ------    ------    ------
Nonaccrual loans                               $  775    $  686    $  632
Restructured loans(1)                             389       418
                                               ------    ------    ------
        Total nonperforming loans               1,164     1,104       632
Foreclosed real estate(2)                         722       726     1,393
                                               ------    ------    ------

        Total nonperforming assets             $1,886    $1,830    $2,025
                                               ======    ======    ======
Accruing loans past due 90 days or more        $1,767    $1,100    $1,245
                                               ======    ======    ======

(1)Does not include restructured loans that yield a market rate. At December 31, 1997 and 1996, such loans totaled $0 and $102.

(2)Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.



Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms is doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Foreclosed real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the status of loans categorized as commercial, financial, agricultural, and real estate to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is reversed. All known potential problem loans were included in nonperforming loans for all periods presented except December 31, 1996. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000. Subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values. The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. A significant portion of the Company's loans are collateralized by real estate; at December 31, 1997 and 1996, loans secured by real estate aggregated approximately $125,460,000 and $113,158,000.

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance to net loans ratio was 1.98% at year-end versus 2.03% last year. The provision provided from income totaled $1,715,000, an increase of $240,000 or 16.27% from 1996. The increased provision was necessary to cover higher charge-offs in the commercial loan portfolio. Net charge-offs totaled $1,745,000, up substantially from 1996 levels. Changes to the allowance as a percent of total nonperforming assets were not significant for the periods presented. Activity in the allowance for the last three years is presented in the table on the next page.


                                                       YEAR ENDED DECEMBER 31
ALLOWANCE FOR LOAN LOSSES                         ---------- ---------- ----------
(AMOUNTS IN THOUSANDS)                              1997        1996        1995
--------------------------                        --------    --------    --------

Allowance for loan losses at beginning of
   year                                           $  3,735    $  3,532    $  3,257
Provision for loan losses                            1,715       1,475       1,200
Charge-offs:
        Commercial, financial, and agricultural      1,187         996         752
        Real estate - construction                       0           0           0
        Real estate - mortgage                         202         167         135
        Consumer, including credit cards               845         791         589
                                                  --------    --------    --------
               Total charge-offs                     2,234       1,954       1,476
                                                  --------    --------    --------
Recoveries:
        Commercial, financial, and agricultural         99         388         156
        Real estate - construction                       0           0           0
        Real estate - mortgage                           6          16          34
        Consumer, including credit cards               384         278         361
                                                  --------    --------    --------
               Total recoveries                        489         682         551
                                                  --------    --------    --------
               Net charge-offs                       1,745       1,272         925
                                                  --------    --------    --------
Allowance for loan losses at December 31          $  3,705    $  3,735    $  3,532
                                                  ========    ========    ========
Net loans outstanding(1) at December 31           $186,823    $183,739    $165,385
                                                  ========    ========    ========
Average loans                                     $186,174    $177,522    $160,679
                                                  ========    ========    ========
Ratios:
        Allowance to net loans                        1.98%       2.03%       2.14%
                                                  ========    ========    ========
        Net charge-offs to average loans              0.94%       0.72%       0.58%
                                                  ========    ========    ========
        Provision to average loans                    0.92%       0.83%       0.75%
                                                  ========    ========    ========

----------
(1) Net of unearned income

     Management believes the allowance was adequate at December 31, 1997 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management estimates that the provision will total approximately $1,260,000 during 1998. Net charge-offs are expected to be substantially lower in 1998 than 1997.

OTHER ASSETS

     Adjusted for the transfer of the Hawthorne Road real property values to other real estate, gross premises and equipment increased $179,487 in 1997. Southeastern Bank of Florida's Hawthorne Road office was closed on January 31, 1997 due to its low deposit and loan volumes and poor growth prospects; this closing had minimal impact on our financial position. Gross premises and equipment increased last year due to the acquisition of the Nassau County branches; the purchase of the Jonesville office which was previously leased; the purchase of additional proof equipment for the centralized proof center; and the equipment and preparatory costs associated with the installation of automatic teller machines at each Nassau County location.

        Other assets increased $192,499 or 3.49% during 1997. The current period increase resulted primarily from the repossession of inventory collateralizing several large commercial loans and the transfer of the Hawthorne Road real property to other real estate. As shown in the nonperforming assets table on the previous page, foreclosed real estate balances remained virtually unchanged at December 31, 1997 compared to year-end 1996. The increase in other assets at year-end 1997 was partially offset by a $149,000 decline in the deferred tax effects of mark-to-market accounting for investment securities. Other assets declined a mere 0.51% in 1996. Intangible assets increased during 1996 due to the deposit premium associated with the Nassau County branches.

                                    LIQUIDITY

     Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities of the loan and investment securities portfolios. The investment portfolio has been structured to meet liquidity needs prior to asset maturity when necessary.

YEAR-END DEPOSITS

     The Company's core deposit base is the foundation for its liquidity position. Deposits grew $8,015,719 or 2.72% in 1997. Interest-bearing deposits grew $5,942,662 or 2.48%, representing 81.21% of year-end deposits, while noninterest-bearing deposits increased $2,073,057 or 3.79%. Consistent with 1996 levels, approximately $235,556,000 and $66,813,000 of year-end 1997 deposits were attributable to SEB and SEBF, respectively. During 1996, noninterest-bearing deposits declined $833,219 or 1.50%, while interest-bearing deposits increased $35,646,468 or 17.48%. Savings were the largest-growing component of interest-bearing deposits, comprising 26.60% of interest-bearing deposits at year-end 1996 versus 12.67% at December 31, 1995. The $37,905,077 growth in savings deposits resulted mainly from the SmartSaver account that was introduced in March 1996. SEBF's deposits grew $30,196,039 in 1996, up 86.20% on a stand-alone basis, while SEB's deposits grew 1.53%. Deposits assumed from the Nassau County branches was the primary factor in SEBF's deposit growth last year.

AVERAGE DEPOSITS

     Average deposits grew approximately $10,288,000 to $294,519,000 in 1997. Interest-bearing deposits totaled 82.00% of average deposits in 1997 versus 81.85% in 1996. Savings balances, continuing the increase that began in 1996 with the introduction of the SmartSaver account, averaged balances approximately 35.83% or $19,111,000 higher in 1997 than 1996. The growth in savings deposits offset declines of approximately $5,481,000 and $4,753,000 in interest-bearing demand and time deposits. Average deposits grew approximately $32,725,000 in 1996 compared to 1995; these 1996 averages do not reflect an entire year of increased savings deposits or deposits assumed from the Nassau County branches. The composition of average deposits for the last two years is shown in the table below:

   ------------------------------ --------------------- ---------------------
                                        12/31/97              12/31/96
                                  ---------- ---------- ----------- ---------
   DEPOSITS                        AVERAGE     PERCENT    AVERAGE    PERCENT
   (AMOUNTS IN THOUSANDS)          BALANCES    OF TOTAL   BALANCES   OF TOTAL
   ------------------------------  --------    --------   --------   --------
   Noninterest-bearing deposits    $ 53,005     18.00%    $ 51,594    18.15%
   Interest-bearing demand
      deposits(1)                    42,766     14.52%      48,247    16.97%
   Savings                           72,453     24.60%      53,342    18.77%
   Time deposits                    126,295     42.88%     131,048    46.11%
                                   --------    ------     --------   ------
           Total                   $294,519    100.00%    $284,231   100.00%
                                   ========    ======     =========  ======

 (1) Includes NOW and money market accounts.

     In addition to deposits and the other liquidity sources above, the Company utilizes short-term borrowings as needed in the form of U.S. Treasury demand notes and federal funds purchased. The Company has unsecured lines of credit for federal funds purchased from correspondent banks totaling $11,500,000. At December 31, 1997 and 1996, the Company had no amounts outstanding under these lines.

     The term loan incurred in 1994 was fully paid during the fourth quarter of 1997; our prepayments, including $1,450,000 in 1997, accelerated the redemption of this debt by approximately seven years. Besides assuming deposit liabilities, the Company did not incur any debt in connection with its acquisition of the Nassau County branches in 1996.

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

     The Company's interest rate sensitivity position at December 31, 1997 is presented below:

                                                                       DECEMBER 31, 1997
INTEREST RATE SENSITIVITY                    -----------------------------------------------------------------------
(AMOUNTS IN THOUSANDS)                                                 REPRICING WITHIN
--------------------------------------       ------------------------------------------------------------  ---------
                                                                                              MORE
                                               0 - 3           4 - 12       ONE - FIVE      THAN FIVE
                                               MONTHS          MONTHS          YEARS          YEARS          TOTAL
                                             ------------------------------------------------------------  ---------

INTEREST RATE SENSITIVE ASSETS:
  Federal funds sold                         $  18,365                                                     $  18,365
  Securities(1)                                  6,770          15,784          74,127         10,918        107,599
  Loans(3)                                      73,874          18,751          55,912         41,143        189,680
                                             ---------       ---------       ---------      ---------      ---------
    Total interest rate sensitive assets        99,009          34,535         130,039         52,061        315,644
                                             ---------       ---------       ---------      ---------      ---------
INTEREST RATE SENSITIVE LIABILITIES:
  Deposits (2)                                 152,784          65,515          27,146             99        245,544
  U. S. Treasury demand note                     3,771                                                         3,771
                                             ---------       ---------       ---------      ---------      ---------
     Total interest rate sensitive
        liabilities                            156,555          65,515          27,146             99        249,315
                                             ---------       ---------       ---------      ---------      ---------
 Interest rate sensitivity gap               $ (57,546)      $ (30,980)      $ 102,893      $  51,962      $  66,329
                                             =========       =========       =========      =========      =========
CUMULATIVE INTEREST RATE SENSITIVITY GAP     $ (57,546)      $ (88,526)      $  14,367      $  66,329
                                             =========       =========       =========      =========
Ratio of cumulative gap to total
  interest rate sensitive assets                (18.23)%        (28.05)%          4.55%         21.01%
                                             =========       =========       =========      =========
Ratio of cumulative interest rate
sensitive assets to interest rate
sensitive liabilities                            63.24%          60.14%         105.76%        126.60%
                                             =========       =========       =========      =========
Cumulative gap at December 31, 1996(3)       $ (37,567)      $ (63,773)      $  28,934      $  67,670
                                             =========       =========       =========      =========

----------
(1)Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.
(2)NOW, money market, and savings account balances are included in the 0-3 months repricing category.
(3)At December 31, 1996, distribution of maturities for installment loans was based on scheduled contractual payments. At December 31, 1997, no cash flow assumptions other than final contractual maturities were made for installment loans. Nonaccrual loans have been excluded from the 1997 totals.

     The Company's cumulative gap position remained negative through the one year time interval at year-end 1997. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets. Increases in our gap position through the one year time interval since 1996 have resulted largely from growth in savings deposits and a decline in remaining maturities of certificates of deposits.

     The interest rate sensitivity table presumes that all loans(3) and securities(1) will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. In addition, the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures, customer needs, and other external factors. The Company monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market conditions.

                                CAPITAL RESOURCES

     Realized stockholders' equity grew $3,576,397 or 10.43% since year-end 1996, an increase in book value of $1.00 per share. Dividends declared, restated to reflect the three-for-one stock split paid in 1996, increased 5.50% from $0.30 1/3 in 1996 to $0.32 in 1997. Unrealized stockholders' equity improved $288,633 to a net gain of $14,858 at year-end. Unrealized stockholders' equity measures the impact of market interest rates on investment securities classified as available-for-sale. Total stockholders' equity increased $3,231,501 or 10.50% at December 31, 1996 compared to 1995.

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

     The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and Tier 1 leverage ratio of 5%. As shown in the table below, the decline in our capital ratios that resulted from our acquisition of the Nassau County branches in 1996 has been reversed; current capital ratios now exceed pre-acquisition levels.

  ------------------------------------ ---------------------------------------
                                                     AT DECEMBER 31
  CAPITAL RATIOS                       ---------------------------------------
  (AMOUNTS IN THOUSANDS)                    1997          1996          1995
  ------------------------------------   ---------     ---------     ---------

Tier 1 capital:
  Realized stockholders' equity          $  37,854     $  34,277     $  30,558
  Intangible assets and other
    adjustments                             (3,075)       (3,434)       (3,040)
                                         ---------     ---------     ---------
    Total Tier 1 capital                    34,779        30,843        27,518
                                         ---------     ---------     ---------
Tier 2 capital:
  Portion of allowance for loan
   losses                                    2,444         2,400         2,133
  Allowable long-term debt                    --            --            --
                                         ---------     ---------     ---------
    Total Tier 2 capital                     2,444         2,400         2,133
                                         ---------     ---------     ---------
  Total risk-based capital               $  37,223     $  33,243     $  29,651
                                         =========     =========     =========
  Risk-weighted assets                   $ 194,224     $ 190,630     $ 169,222
                                         =========     =========     =========
  Risk-based ratios:
    Tier 1 capital                           17.91%        16.18%        16.26%
                                         =========     =========     =========
     Total risk-based capital                19.16%        17.44%        17.52%
                                         =========     =========     =========
  Tier 1 leverage ratio                      10.31%         9.42%         9.67%
                                         =========     =========     =========
  Realized stockholders' equity
  to assets                                  10.88%        10.20%        10.30%
                                         =========     =========     =========


Due to the elimination of certain intangible assets, the sale of the Alachua County locations will not have a negative impact on our 1998 capital ratios.

                                    RESULTS OF OPERATIONS

     Net income totaled $4,721,895 in 1997, down $83,332 or 1.73% from 1996, but up $434,985 or 10.15% over 1995. On a per share basis, earnings were $1.32, $1.34, and $1.20 in 1997, 1996, and 1995. The return on average assets declined 6.04% to 1.40% in 1997 from 1.49% a year ago. The return on beginning equity was 13.78% in 1997 versus 15.72% in 1996. A $240,000 increase in our provision for loan losses was the most significant factor in our 1997 earnings decline. The increased provision was necessary to cover higher charge-offs in our commercial loan portfolio. See the Financial Condition section of this Discussion and Analysis for additional details on the loan portfolio and the increased provision.

NET INTEREST INCOME

     Interest income grew 4.01% or $1,091,426 in 1997 compared to 1996. Interest and fees on loans remained the largest-growing component of interest income, increasing $790,107 or 3.95%. The 1997 growth was fueled by a 4.87% jump in average balances, because loan yields(1) declined to 11.21% from 11.30% a year ago. SEB & SEBF contributed approximately 56% and 44% of the 1997 improvement. Interest and fees on loans rose $1,520,711 or 8.22% in 1996. The prior year results were also attributable to higher average balances, because loan yields(1) declined 25 basis points in 1996. Because the loans acquired from Compass were not significant to the total loan portfolio, they had minimal impact on our 1996 results.

     Interest income on taxable investment securities was up $158,968 or 2.95% in 1997 compared to 1996. Average balances rose 1.74% while yields increased 9 basis points. The yield on taxable securities was 6.22% in 1997 versus 6.13% in 1996. Interest income on tax-exempt securities declined $191,845 or 14.80% in 1997 as redemptions of these securities continued to exceed purchases. The yield(1) on tax-exempt securities was 8.73% in 1997. In 1996, interest earnings on taxable investment securities grew $1,189,848 or 28.31%. The 1996 results were the product of a 25 basis point increase in yield and a 23.14% rise in average balances. The higher average balances in 1996 were a direct result of the excess funds received from the Nassau County branches and funds generated by other deposit growth. Interest income on tax-exempt securities declined 5.13% or $70,028 in 1996.

     Interest earnings on federal funds sold increased $334,196 or 65.76% in 1997. All but $31,517 of the 1997 increase occurred during the second half of 1997. The Company increased its federal funds holdings during the last half of 1997 due to anticipated liquidity needs for various purposes, including the sale of the Alachua County branches. The 1997 yield on federal funds sold was 5.42%, up 19 basis points from 1996. Though the average balance of federal funds sold increased 7.02% in 1996, interest income on federal funds sold declined 4.51% or $24,017 from 1995 due to a 63 basis point drop in yield.

     Interest expense on deposits increased 3.68% or $419,203 in 1997. The current results were entirely due to savings deposits, because interest expense on time and interest-bearing demand deposits declined in 1997 compared to 1996. The increase in interest expense on savings deposits resulted primarily from the SmartSaver promotion. The average rates paid on interest-bearing demand, savings, and time deposits in 1997 were 2.89%, 4.55%, and 5.77%. In 1996, the average rates paid on these deposits were 2.94%, 4.31%, and 5.86%. Overall, the average rate paid on deposits during 1997 was 4.89%, virtually unchanged from 1996's 4.90%. SEBF added approximately $288,000 and SEB, $131,000, in interest expense during 1997. In 1996, interest expense on deposits increased 17.97% or $1,736,487. Approximately 63% of the 1996 increase was attributable to SEBF, including the Nassau County locations. Because the Company prepaid and subsequently retired the principal balance on its long-term debt, interest expense associated with that debt declined 69.03% or $92,111 in 1997. The average rate paid on the term loan in 1997 was 7.48%.

     In summary, net interest income grew $754,728 or 4.83% in 1997. Net interest income increased $1,019,632 or 6.98% in 1996. Approximately $291,000 and $528,000 of the 1997 and 1996 improvements in net interest income were attributable to SEBF.

     Taxable-equivalent interest income and ratios for measurement of interest income and expense are presented below:

    ------------------------------------------------------------------------
    TAXABLE - EQUIVALENT INTEREST               YEAR ENDED DECEMBER 31(1)
    INCOME & RATIOS                         --------------------------------
    (AMOUNTS IN THOUSANDS)                   1997        1996         1995
    ------------------------------------------------------------------------
    Total interest income                   $28,928     $27,916      $25,356
    Total interest expense                   11,924      11,587        9,990
    Net interest income                      17,004      16,329       15,366
    Average interest earned                   9.33%       9.41%        9.62%
    Average interest paid                     4.90%       4.92%        4.83%
    Net interest spread                       4.43%       4.49%        4.79%
    Net interest margin                       5.48%       5.50%        5.83%
                                              -----------------------------

(1)Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%.

NONINTEREST INCOME

     After adjusting for gains versus losses on investment securities, noninterest income declined $289,664 or 7.04% in 1997 compared to 1996. Approximately 48.14% of the noninterest income decline in 1997 resulted from a $139,437 drop in service charges on deposit accounts. The entire decline in service charges was attributable to SEB, because SEBF's service charges rose $40,829. In 1996, service charges on deposit accounts were the largest-growing component of noninterest income, increasing $509,744. Aided by deposits assumed from the Nassau County locations, SEBF contributed approximately 73% or $370,000 to the service charge improvement in 1996. Other operating income declined $150,227 or 16.49% in 1997 after increasing 16.19% in 1996 compared to 1995.
Reduced gains on sales of other real estate and declines in commissions on the sale of credit life insurance were major factors in the 1997 results.

NONINTEREST EXPENSE

     Salaries and employee benefits were up $85,699 or 1.34% in 1997. When compared to 1995 results, salaries and employee benefits were up $590,966 or 10.15% in 1996. Approximately $236,000 or 40% of the 1996 increase was due to SEBF, including the Nassau County locations. Net occupancy and equipment expense increased a mere $20,999 or 1.02% in 1997. In 1996, net occupancy and equipment expense rose $255,971 or 14.15%. The 1996 increase resulted largely from higher computer maintenance costs and the additional depreciation and other occupancy expenses on the Nassau County locations for the post-acquisition period. Other operating expense was up $246,681 in 1997. Increased legal and accounting fees and losses on deposit accounts were the chief factors in the 1997 results. Other operating expense declined $212,124 or 6.84% in 1996 versus 1995. The $290,724 reduction in FDIC insurance premiums partially offset the start-up and other costs associated with the Nassau County locations. The Company's computer hardware and software are configured to operate effectively in the year 2000 and beyond; as such, the Company has not incurred and does not expect to incur any significant costs in regards to the year 2000.


                        RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." After financial assets have been transferred, SFAS 125 requires recognition of the financial and servicing assets controlled and liabilities incurred, removal of financial assets when control has been surrendered, and removal of liabilities when they have been extinguished. SFAS 125 applies to transfers and servicing of financial assets and extinguishment of liabilities that occurred after December 31, 1996. Adoption of this statement did not have a significant impact on the Company's financial condition or results of operations.

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 establishes accounting standards for computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. Adoption of this statement had no impact on the Company's reported earnings per share.

     In 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. These standards are required to be adopted in 1998. The Company is currently evaluating these standards but does not anticipate that either SFAS 130 or SFAS 131 will have a significant impact on its consolidated financial statements.

                           FORWARD-LOOKING STATEMENTS

     The foregoing analysis reviews important factors affecting the financial condition and results of operations of the Company for the periods shown. The Company has made, and may continue to make, various forward-looking statements with respect to business and financial matters. These forward-looking statements are identified by their use of terms and phrases such as "anticipates," "intends," "goal," "continued," "estimates," "expects," "projects," "potential," "plans," "should," "believe," and "scheduled." Although these statements are made in good faith and are believed to have a reasonable basis, the Company cautions that these forward-looking statements are subject to numerous assumptions, risks, and uncertainties, all of which may change over time. Actual results could vary significantly from forward-looking statements. This analysis should be read in conjunction with the Consolidated Financial Statements and related notes.

ITEM 7A. INTEREST RATE AND MARKET RISK

     The normal course of business activity exposes the Company to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows, and net interest income. The Company attempts to maintain a relatively neutral interest rate sensitivity position. The gap analysis on page 11 provides a snapshot of the Company's balance sheet structure at year-end 1997. This analysis does not fully reflect the complexities of the Company's interest rate sensitivity position and the impact of interest rate movements on the Company's financial position, cash flows, and net interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this Item commences on page 25. Selected Statistical Information begins on page 16.

                        SELECTED STATISTICAL INFORMATION

The following tables set forth selected statistical information and should be read in conjunction with the Consolidated Financial Statements and accompanying Management Discussion of Southeastern Banking Corporation and its subsidiaries. Averages presented in the following statistical information generally represent average daily balances.



AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID
--------------------------------------------------------------------------

                                                                1997                                   1996
                                               -------------------------------------   ------------------------------------
TABLE 1                                          AVERAGE       INCOME/       YIELDS/    AVERAGE       INCOME/       YIELDS/
(AMOUNTS IN THOUSANDS)                          BALANCES       EXPENSE       RATES     BALANCES       EXPENSE        RATES
---------------------------------------------- -------------------------------------   ------------------------------------
ASSETS
Cash and due from banks                        $  13,229                               $  13,355
Interest-earning assets:
    Loans, net(1),(2),(3)                        186,174     $  20,866       11.21%      177,522     $  20,059       11.30%
    Federal funds sold                            15,571           842        5.42%        9,722           508        5.23%
    Taxable investment securities                 89,508         5,552        6.22%       87,974         5,393        6.13%
    Tax-exempt investment securities(3)           19,107         1,668        8.73%       21,593         1,956        9.06%
                                               ---------     ---------       -----     ---------     ---------       -----
         Total interest-earning assets           310,360        28,928        9.33%      296,811        27,916        9.41%
                                               ---------     ---------       -----     ---------     ---------       -----
Allowance for loan losses                         (3,727)                                (3,828)
Premises and equipment, net                        8,062                                  8,444
Intangible and other assets                        8,610                                  9,074
Unrealized losses on investment
   securities                                       (401)                                  (567)
                                               ---------     ---------       -----     ---------     ---------       -----
          TOTAL ASSETS                         $ 336,133                               $ 323,289
                                               =========     =========       =====     =========     =========       =====
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                   $  53,005                               $  51,594
Interest-bearing liabilities:
    Interest-bearing demand deposits(4)           42,766     $   1,237        2.89%       48,247     $   1,419        2.94%
    Savings                                       72,453         3,296        4.55%       53,342         2,299        4.31%
    Time deposits                                126,295         7,284        5.77%      131,048         7,680        5.86%
    U. S. Treasury demand note                     1,269            66        5.20%        1,080            56        5.19%
    Note payable                                     553            41        7.48%        1,804           133        7.39%
                                               ---------     ---------       -----     ---------     ---------       -----
         Total interest-bearing liabilities      243,336        11,924        4.90%      235,521        11,587        4.92%
                                               ---------     ---------       -----     ---------     ---------       -----
Other liabilities                                  3,834                                   3,919
Realized stockholders' equity                     36,223                                  32,629
Unrealized losses on investment
   securities, net of tax                           (265)                                   (374)
                                               ---------     ---------       -----     ---------     ---------       -----
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY               $ 336,133                               $ 323,289
                                               =========     =========       =====     =========     =========       =====
Excess of interest-earning assets over
    interest-bearing liabilities               $  67,024                               $  61,290
                                               =========     =========       =====     =========     =========       =====
Interest rate spread                                                          4.43%                                   4.49%
                                               =========     =========       =====     =========     =========       =====
NET INTEREST INCOME                                          $  17,004                               $  16,329
                                               =========     =========       =====     =========     =========       =====
NET INTEREST MARGIN                                                           5.48%                                   5.50%
                                               =========     =========       =====     =========     =========       =====

                                                               1995
                                                ------------------------------------
                                                AVERAGE       INCOME/        YIELDS/
                                                BALANCES      EXPENSE         RATES
                                               ---------    ----------       -------
ASSETS
Cash and due from banks                        $  11,491
Interest-earning assets:
    Loans, net(1),(2),(3)                        160,679     $  18,559       11.55%
    Federal funds sold                             9,084           532        5.86%
    Taxable investment securities                 71,444         4,203        5.88%
    Tax-exempt investment securities(3)           22,482         2,062        9.17%
                                               ---------     ---------       -----
         Total interest-earning assets           263,689        25,356        9.62%
                                               ---------     ---------       -----
Allowance for loan losses                         (3,551)
Premises and equipment, net                        7,195
Intangible and other assets                        8,292
Unrealized losses on investment
   securities                                     (1,058)
                                               ---------     ---------       -----
          TOTAL ASSETS                         $ 286,058
                                               =========     =========       =====
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                   $  47,671
Interest-bearing liabilities:
    Interest-bearing demand deposits(4)           53,010     $   1,758        3.32%
    Savings                                       27,557           806        2.92%
    Time deposits                                121,566         7,097        5.84%
    U. S. Treasury demand note                     1,386            75        5.41%
    Note payable                                   3,200           254        7.94%
                                               ---------     ---------       -----
         Total interest-bearing liabilities      206,719         9,990        4.83%
                                               =========     =========       =====
Other liabilities                                  3,091
Realized stockholders' equity                     29,275
Unrealized losses on investment
   securities, net of tax                           (698)
                                               ---------     ---------       -----
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY               $ 286,058
                                               =========     =========       =====
Excess of interest-earning assets over
    interest-bearing liabilities               $  56,970
                                               =========     =========       =====
Interest rate spread                                                          4.79%
                                               =========     =========       =====
NET INTEREST INCOME                                          $  15,366
                                               =========     =========       =====
NET INTEREST MARGIN                                                           5.83%
                                               =========     =========       =====

----------
(1) Average loans are shown net of unearned income. Nonperforming loans are included.
(2) Interest income includes loan fees of approximately $1,074,00, $922,000, and $827,000 in 1997, 1996, and 1995.
(3) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $613,000, $692,000, and $749,000 in 1997, 1996, and 1995.
(4) NOW and money market accounts.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

Table 2 summarizes the changes in interest income and interest expense attributable to volume and rates for 1997 and 1996. Table 1 contains more detailed information concerning average balances, yields earned, and rates paid.

-----------------------------------------------------------------------------------------------------------------------
                                                  1997 COMPARED TO 1996                  1996 COMPARED TO 1995
                                                INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
TABLE 2 - INTEREST DIFFERENTIAL           -----------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS)                      VOLUME(1)       RATE(1)         NET        VOLUME(1)    RATE(1)       NET
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans(2),(3)                                   $   978       $(171)      $   807       $1,945       $(445)      $1,500
Federal funds sold                                 306          28           334           37         (61)         (24)
Taxable investment securities                       94          65           159          972         218        1,190
Tax-exempt investment securities(3)               (225)        (63)         (288)         (82)        (24)        (106)
                                          -----------------------------------------------------------------------------
  Total interest income                          1,153        (141)        1,012        2,872        (312)       2,560
                                          -----------------------------------------------------------------------------
INTEREST EXPENSE:
Interest-bearing demand deposits                  (161)        (21)         (182)        (158)       (181)        (339)
Savings                                            824         173           997          753         740        1,493
Time deposits                                     (279)       (117)         (396)         554          29          583
U. S. Treasury demand note                          10           0            10          (17)         (2)         (19)
Note payable                                       (93)          1           (92)        (111)        (10)        (121)
                                          -----------------------------------------------------------------------------
  Total interest expense                           301          36           337        1,021         576        1,597
                                          -----------------------------------------------------------------------------
    NET INTEREST INCOME                        $   852       $(177)      $   675       $1,851       $(888)     $   963
                                          =============================================================================

----------

(1) Changes in net interest income are attributed to either changes in average balance(volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the old rate while rate change is change in rate times the old volume. The rate/volume change, change in rate times change in volume, has been allocated to the change in rate.
(2) Includes loan fees as described in Table 1.
(3) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%.

INVESTMENT SECURITIES

Investment securities available-for-sale (carried at estimated fair value) and held-to-maturity (carried at amortized cost) for each of the last three years are presented in Table 3. The maturity distribution of these securities and their weighted average yields are presented in Table 4.

-----------------------------------------------------------------------------------------------------
TABLE 3 - INVESTMENT SECURITIES BY CATEGORY       AMORTIZED       FAIR      UNREALIZED     UNREALIZED
(AMOUNTS IN THOUSANDS)                               COST         VALUE        GAINS         LOSSES
----------------------------------------------------------------------------------------------------
AVAILABLE-FOR-SALE:
     U. S. Treasury and
        U.S. Government agencies:
            1997                                  $  81,730    $  81,760     $    195       $   165
            1996                                     75,669       75,330          203           542
            1995                                     60,863       61,181          492           174

     Mortgage-backed securities:
            1997                                      6,520        6,513           33            40
            1996                                      8,062        7,986           39           115
            1995                                      9,564        9,570           80            74

     Equity securities:
            1997                                      1,050        1,050
            1996                                        260          260
            1995                                        214          214

                                              ------------------------------------------------------
        Total available-for-sale:
            1997                                     89,300       89,323          228           205
            1996                                     83,991       83,576          242           657
            1995                                     70,641       70,965          572           248

HELD-TO-MATURITY:
     States and political subdivisions:
            1997                                     19,349       20,158          818             9
            1996                                     22,321       23,172          888            37
            1995                                     22,780       23,961        1,196            15

     Other securities:
            1995                                        401          402            1

                                              ------------------------------------------------------
        Total held-to-maturity:
            1997                                     19,349       20,158          818             9
            1996                                     22,321       23,172          888            37
            1995                                     23,181       24,363        1,197            15

                                              ------------------------------------------------------
         TOTAL INVESTMENT SECURITIES:
            1997                                   $108,649     $109,481     $  1,046       $   214
            1996                                    106,312      106,748        1,130           694
            1995                                     93,822       95,328        1,769           263
                                              ======================================================

Table 4 shows the distribution of maturities and the weighted average yields of debt securities at December 31, 1997:

TABLE 4 - MATURITY DISTRIBUTION                              AT DECEMBER 31, 1997
OF INVESTMENT SECURITIES                    --------------------------------------------------------
(AMOUNTS IN THOUSANDS)                      1 YEAR        1-5        5-10       AFTER 10
                                            OR LESS      YEARS       YEARS        YEARS      TOTAL
-------------------------------             --------    --------    --------    --------    --------
DISTRIBUTION OF MATURITIES:
     AMORTIZED COST:
     U.S. Treasury and
       U.S. Government agencies             $ 18,984    $ 61,494    $  1,000    $    252    $ 81,730
     Mortgage-backed securities(1)               759       5.761        --          --         6,520
     States and political subdivisions         2,313       7,369       6,139       3,528      19,349
                                            --------    --------    --------    --------    --------
       Total debt securities                $ 22,056    $ 74,624    $  7,139    $  3,780    $107,599
                                            ========    ========    ========    ========    ========
     FAIR VALUE:
     U.S. Treasury and
       U.S. Government agencies             $ 19,007    $ 61,526    $  1,001    $    226    $ 81,760
     Mortgage-backed securities(1)               763       5,750        --          --         6,513
     States and political subdivisions         2,330       7,524       6,541       3,763      20,158
                                            --------    --------    --------    --------    --------
       Total debt securities                $ 22,100    $ 74,800    $  7,542    $  3,989    $108,431
                                            ========    ========    ========    ========    ========
     WEIGHTED AVERAGE YIELD:
     U.S. Treasury and
       U.S. Government agencies                 5.96%       6.11%       7.00%       4.76%       6.08%
     Mortgage backed securities(1)              6.84%       6.30%       --          --          6.36%
     States and political subdivisions(2)       9.26%       7.83%       9.04%       8.69%       8.54%
                                            --------    --------    --------    --------    --------
       Total debt securities                    6.33%       6.30%       8.76%       8.43%       6.54%
                                            ========    ========    ========    ========    ========

---------

(1) Distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms.
(2) The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state income tax effects or the nondeductible portion of interest expense pertaining to tax-exempt income.


The Company had no investments in the obligations of any state or municipality which exceeded 10% of its stockholders' equity at December 31, 1997.

LOANS

Loans outstanding are presented by type below:

-----------------------------------------------------------------------------------------------------------------------------
TABLE 5 - LOANS BY CATEGORY                                                          AT DECEMBER 31
(AMOUNTS IN THOUSANDS)                                           ------------------------------------------------------------
                                                     1997            1996             1995              1994            1993
-----------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and agricultural          $  92,587       $  88,899         $  76,453        $  69,574       $  36,191
Real estate - construction                           4,029           3,416             6,260            5,944           2,463
Real estate - mortgage                              59,652          59,515            53,509           52,954          49,849
Consumer, including credit cards                    34,187          35,550            33,006           31,750          30,196
                                           ----------------------------------------------------------------------------------
      Loans, gross                                 190,455         187,380           169,228          160,222         118,699
      Unearned income                                3,632           3,641             3,843            3,950           4,286
                                           ----------------------------------------------------------------------------------
               Loans, net                         $186,823        $183,739          $165,385         $156,272        $114,413
                                           ==================================================================================

The amount of gross loans outstanding at December 31, 1997, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in Table 6:

-----------------------------------------------------------------------------
                                                   AT DECEMBER 31, 1997
                                             --------------------------------
                                                 INTEREST RATE SENSITIVITY
TABLE 6 - LOAN MATURITY AND                  --------------------------------
INTEREST RATE SENSITIVITY                     PREDETERMINED      FLOATING
(AMOUNTS IN THOUSANDS)                             RATE            RATE
-----------------------------------------------------------------------------
Within one year                                     $  32,295       $  60,330
After one year but within five years                   55,912
After five years                                       41,143
                                             --------------------------------
    Total loans                                      $129,350       $  60,330
                                             ================================

The above maturity schedule is not necessarily indicative of future principal reductions since each loan is evaluated at maturity and, in may instances, is renewed in part or in total. Nonaccrual loans totaling approximately $775 are excluded.

NONPERFORMING ASSETS


Table 7 presents information concerning nonperforming assets for each of the last five years:

TABLE 7 - NONPERFORMING ASSETS                              AT DECEMBER 31
(AMOUNTS IN THOUSANDS)                   -----------------------------------------------
                                           1997      1996      1995      1994     1993
------------------------------           -----------------------------------------------
Nonaccrual loans                          $  775    $  686    $  632    $2,214    $1,628
Restructured loans(1)                        389       418      --        --        --
                                          ------    ------    ------    ------    ------
     Total nonperforming loans             1,164     1,104       632     2,214     1,628
Foreclosed real estate(2)                    722       726     1,393       534       723
                                          ------    ------    ------    ------    ------
     Total nonperforming assets           $1,886    $1,830    $2,025    $2,748    $2,351
                                          ======    ======    ======    ======    ======
Accruing loans past due 90 days or more   $1,767    $1,100    $1,245    $1,009    $  962
                                          ======    ======    ======    ======    ======
Ratios:
     Nonperforming loans to net loans       0.62%     0.60%     0.38%     1.42%     1.42%
                                          ======    ======    ======    ======    ======
     Nonperforming assets to net loans
       plus foreclosed real estate          1.01%     0.99%     1.21%     1.75%     2.04%
                                          ======    ======    ======    ======    ======

-------------------

(1) Does not include restructured loans that yield a market rate. At December 31, 1997 and 1996, restructured loans yielding a market rate totaled $0 and $102. no restructured loans were reportablbe for the other periods presented.
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.


Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms may be doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Foreclosed real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the staus of commercial, financial, agricultural, and real estate loans to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan before being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual staus is reversed. Unrecognized income on nonaccrual and restructured loans totaled approximately $143,000, $71,000, $137,000, $194,000, and $168,000 in 1997, 1996, 1995, 1994, and 1993.

All known potential problem loans were included in nonperforming loans for all periods presented except December 31, 1996. Potential problem loans not included in nonperforming loans at year-end 1996 aggregated approximately $1,400,000. Subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values. The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. A significant portion of the Company's loans are secured by real estate; at year-end 1997, loans secured by real estate totaled approximately $125,460,000.

ALLOWANCE FOR LOAN LOSSES


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



                                                                     YEAR ENDED DECEMBER 31
TABLE 8 - ALLOWANCE FOR LOAN LOSSES                 --------------------------------------------------------
(AMOUNTS IN THOUSANDS)                                 1997       1996         1995        1994       1993
-----------------------------------------------------------------------------------------------------------

Allowance for loan losses at beginning of year      $  3,735    $  3,532    $  3,257    $  2,475    $  1,904
Allowance of purchased bank                                                                  458
Provision for loan losses                              1,715       1,475       1,200       1,130       1,050
Charge-offs:
          Commercial, financial, and agricultural      1,187         996         752         744         220
          Real estate - construction                       0           0           0           0           0
          Real estate - mortgage                         202         167         135          50          46
          Consumer, including credit cards               845         791         589         533         728
                                                    --------    --------    --------    --------    --------
                    Total charge-offs                  2,234       1,954       1,476       1,327         994
                                                    --------    --------    --------    --------    --------
Recoveries:
          Commercial, financial, and agricultural         99         388         156         161          99
          Real estate - construction                       0           0           0           0           0
          Real estate - mortgage                           6          16          34          14          21
          Consumer, including credit cards               384         278         361         346         395
                                                    --------    --------    --------    --------    --------
                    Total recoveries                     489         682         551         521         515
                                                    --------    --------    --------    --------    --------
                    Net charge-offs                    1,745       1,272         925         806         479
                                                    --------    --------    --------    --------    --------
Allowance for loan losses at December 31            $  3,705    $  3,735    $  3,532    $  3,257    $  2,475
                                                    ========    ========    ========    ========    ========
Net loans outstanding(1) at December 31             $186,823    $183,739    $165,385    $156,272    $114,413
                                                    ========    ========    ========    ========    ========
Average loans                                       $186,174    $177,522    $160,679    $131,579    $111,669
                                                    ========    ========    ========    ========    ========
Ratios:
          Allowance to net loans                        1.98%       2.03%       2.14%       2.08%       2.16%
                                                    ========    ========    ========    ========    ========
          Net charge-offs to average loans              0.94%       0.72%       0.58%       0.61%       0.43%
                                                    ========    ========    ========    ========    ========
          Provision to average loans                    0.92%       0.83%       0.75%       0.86%       0.94%
                                                    ========    ========    ========    ========    ========
          Recoveries to total charge-offs              21.89%      34.90%      37.33%      39.26%      51.81%
                                                    ========    ========    ========    ========    ========

-------------------
(1) Net of unearned income.



Table 9 on the next page contains additional information on the allowance for loan losses.

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within the loan categories summarized in the table below:





TABLE 9 - ALLOCATION OF                                     AT DECEMBER 31
ALLOWANCE FOR LOAN LOSSES                 -----------------------------------------------
(AMOUNTS IN THOUSANDS)                     1997      1996       1995     1994      1993
-----------------------------------------------------------------------------------------

ALLOCATION OF ALLOWANCE FOR
  LOAN LOSSES BY LOAN CATEGORY

Commercial, financial, and agricultural   $1,132    $1,217    $1,236    $1,377    $  766
Real estate - construction                                        71        56        50
Real estate - mortgage                       368       589       353       842       743
Consumer, including credit cards             553       394       706       982       916
Unallocated(1)                             1,652     1,535     1,166
                                          ------    ------    ------    ------    ------
    Total                                 $3,705    $3,735    $3,532    $3,257    $2,475
                                          ======    ======    ======    ======    ======
ALLOCATION OF ALLOWANCE FOR
   LOAN LOSSES AS A PERCENT
   OF TOTAL ALLOWANCE

Commercial, financial, and agricultural       30%       33%       35%       42%       31%
Real estate - construction                                         2%        2%        2%
Real estate - mortgage                        10%       16%       10%       26%       30%
Consumer, including credit cards              15%       10%       20%       30%       37%
Unallocated(1)                                45%       41%       33%
                                          ------    ------    ------    ------    ------
    Total                                    100%      100%      100%      100%      100%
                                          ======    ======    ======    ======    ======

YEAR-END LOAN CATEGORIES AS
   A PERCENT OF TOTAL LOANS

Commercial, financial, and agricultural       49%       47%       45%       43%       30%
Real estate - construction                     2%        2%        4%        4%        2%
Real estate - mortgage                        31%       32%       32%       33%       42%
Consumer, including credit cards              18%       19%       19%       20%       26%
                                          ------    ------    ------    ------    ------
    Total                                    100%      100%      100%      100%      100%
                                          ======    ======    ======    ======    ======

-------------------

(1) In 1994 and prior years, management allocated the allowance for loan losses based on historical net charge-offs and year-end types. No portion of the allowance was shown as unallocated.


DEPOSITS

The composition of average deposits is presented in Table 10. The average rates paid on these deposits are listed in Table 1.



                                       YEAR ENDED DECEMBER 31                PERCENT OF TOTAL
TABLE 10 - DEPOSITS                -----------------------------------------------------------------
(AMOUNTS IN THOUSANDS)               1997       1996       1995         1997      1996       1995
----------------------------------------------------------------------------------------------------

AVERAGE BALANCES:
Noninterest-bearing deposits       $ 53,005   $ 51,594   $ 47,671       18.00%    18.15%    19.08%
Interest-bearing demand deposits     42,766     48,247     53,010       14.52%    16.97%    21.22%
Savings                              72,453     53,342     27,557       24.60%    18.77%    11.03%
Time deposits                       126,295    131,048    121,566       42.88%    46.11%    48.67%
                                   --------   --------   --------      ------    ------    ------
    Total                          $294,519   $284,231   $249,804      100.00%   100.00%   100.00%
                                   ========   ========   ========      ======    ======    ======


The maturities of certificates of deposit of $100,000 or more at December 31, 1997 are presented below:


                                                   AT DECEMBER 31, 1997
TABLE 11 - MATURITIES OF CERTIFICATES              --------------------
OF DEPOSIT OF $100,000 OR MORE                         CERTIFICATES
(AMOUNTS IN THOUSANDS)                                  OF DEPOSIT
-----------------------------------------------------------------------

Months to maturity:
    3 or less                                           $ 12,404
    Over 3 through 6                                       8,700
    Over 6 through 12                                     14,268
    Over 12                                                6,485
                                                        --------
     Total                                              $ 41,857
                                                        ========


SELECTED RATIOS FOR MEASUREMENT OF NET INCOME AND EQUITY

Selected ratios for measurement of net income and equity are presented below:


                                                              YEAR ENDED DECEMBER 31
                                                        ---------------------------------
TABLE 12 - RETURN ON EQUITY AND ASSETS                    1997         1996        1995
-----------------------------------------------------------------------------------------
Return on average assets(2)                               1.40%        1.49%       1.50%
Return on average equity(2)                              13.04%       14.73%      14.64%
Dividend payout ratio(1)                                 24.26%       22.60%      23.96%
Average equity to average assets ratio(2)                10.77%       10.09%      10.21%
                                                         ------       ------      -------

-------------------

(1) The dividend payout ratio has been restated to give retroactive effect to the stock split paid on August 9, 1996.

(2) These ratios exclude the effects of mark-to-market accounting for investment securities.

                                  [LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Southeastern Banking Corporation
Darien, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Banking Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Southeastern Banking Corporation and subsidiaries as of December 31, 1995 and for the year then ended, were audited by other auditors whose report, dated January 19, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Southeastern Banking Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ BRICKER & MELTON, P.A.
-------------------------
January 30, 1998
Duluth, Georgia

                        SOUTHEASTERN BANKING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

ASSETS                                                                                   1997                 1996
------                                                                             ---------------      ---------------

CASH AND DUE FROM BANKS, including reserve requirements of approximately
   $3,218,000 and $2,830,000 at December 31, 1997 and 1996                         $   21,376,483       $   15,415,525

FEDERAL FUNDS SOLD                                                                     18,365,000           17,090,000
                                                                                   ---------------      ---------------
   Cash and cash equivalents                                                           39,741,483           32,505,525

INVESTMENT SECURITIES:
   Held-to-maturity (market value of approximately $20,158,000 and
     $23,172,000 at December 31, 1997 and 1996)                                        19,348,874           22,321,326
   Available-for-sale, at market value                                                 89,323,195           83,576,219
                                                                                   ---------------      ---------------
       Total investment securities                                                    108,672,069          105,897,545

LOANS, GROSS                                                                          190,455,167          187,380,335
   Unearned income                                                                     (3,632,308)          (3,641,146)
   Allowance for loan losses                                                           (3,705,273)          (3,734,527)
                                                                                   ---------------      ---------------
       Loans, net                                                                     183,117,586          180,004,662

PREMISES AND EQUIPMENT, net                                                             7,594,389            8,500,387
INTANGIBLE ASSETS                                                                       3,058,197            3,395,889
OTHER ASSETS                                                                            5,714,109            5,521,610
                                                                                   ---------------      ---------------

TOTAL ASSETS                                                                       $  347,897,833       $  335,825,618
                                                                                   ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Noninterest-bearing deposits                                                    $   56,824,279       $   54,751,222
   Interest-bearing deposits                                                          245,544,420          239,601,758
                                                                                   ---------------      ---------------
       Total deposits                                                                 302,368,699          294,352,980

U.S. TREASURY DEMAND NOTE                                                               3,770,688            1,800,366
NOTE PAYABLE                                                                            --                   1,450,000
OTHER LIABILITIES                                                                       3,889,789            4,218,645
                                                                                   ---------------      ---------------
       Total liabilities                                                              310,029,176          301,821,991
                                                                                   ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)

STOCKHOLDERS' EQUITY:
   Common stock - $1.25 par value; authorized 10,000,000 shares; issued and
     outstanding 3,580,797 shares                                                       4,475,996            4,475,996
   Additional paid-in capital                                                           1,391,723            1,391,723
   Retained earnings                                                                   31,986,080           28,409,683
                                                                                   ---------------      ---------------
       Realized stockholders' equity                                                   37,853,799           34,277,402
   Unrealized gains (losses) on investment securities, net of tax                          14,858             (273,775)
                                                                                   ---------------      ---------------
       Total stockholders' equity                                                      37,868,657           34,003,627
                                                                                   ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  347,897,833       $  335,825,618
                                                                                   ===============      ===============

See notes to consolidated financial statements.


                        SOUTHEASTERN BANKING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                    1997          1996            1995
                                               ------------   ------------    ------------
INTEREST INCOME:
   Loans, including fees                       $ 20,817,146   $ 20,027,039    $ 18,506,328
   Federal funds sold                               842,405        508,209         532,226
   Investment securities:
     Taxable                                      5,551,514      5,392,546       4,202,698
     Tax-exempt                                   1,104,117      1,295,962       1,365,990
                                               ------------   ------------    ------------
       Total interest income                     28,315,182     27,223,756      24,607,242
                                               ------------   ------------    ------------

INTEREST EXPENSE:
   Deposits                                      11,816,802     11,397,599       9,661,112
   U.S. Treasury demand note                         65,814         56,208          75,099
   Note payable to bank                              41,339        133,450         254,164
                                               ------------   ------------    ------------
       Total interest expense                    11,923,955     11,587,257       9,990,375
                                               ------------   ------------    ------------

       Net interest income                       16,391,227     15,636,499      14,616,867

PROVISION FOR LOAN LOSSES                         1,715,000      1,475,000       1,200,000
                                               ------------   ------------    ------------
       Net interest income after provision
         for loan losses                         14,676,227     14,161,499      13,416,867
                                               ------------   ------------    ------------
 NONINTEREST INCOME:
   Service charges on deposit accounts            3,063,898      3,203,335       2,693,591
   Investment securities gains (losses), net         51,176         (8,649)        (38,790)
   Other operating income                           760,598        910,825         783,938
                                               ------------   ------------    ------------
       Total noninterest income                   3,875,672      4,105,511       3,438,739
                                               ------------   ------------    ------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                 6,497,080      6,411,381       5,820,415
   Occupancy and equipment, net                   2,085,659      2,064,660       1,808,689
   Other operating expense                        3,135,808      2,889,127       3,101,251
                                               ------------   ------------    ------------
       Total noninterest expense                 11,718,547     11,365,168      10,730,355
                                               ------------   ------------    ------------

       Income before income taxes                 6,833,352      6,901,842       6,125,251

INCOME TAX EXPENSE                                2,111,457      2,096,615       1,838,341
                                               ------------   ------------    ------------

       Net income                              $  4,721,895   $  4,805,227    $  4,286,910
                                               ============   ============    ============

BASIC EARNINGS PER COMMON SHARE                $       1.32   $       1.34    $       1.20
                                               ============   ============    ============

See notes to consolidated financial statements.


                        SOUTHEASTERN BANKING CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                                           UNREALIZED
                                                                                          GAINS (LOSSES)
                                                               ADDITIONAL                 ON INVESTMENT
                                                     COMMON     PAID-IN       RETAINED     SECURITIES,
                                                     STOCK      CAPITAL       EARNINGS      NET OF TAX        TOTAL
                                                   ----------  ----------    -----------   -----------     -----------
BALANCE AT DECEMBER 31, 1994                       $1,491,998  $4,375,721    $21,430,096   $(1,873,365)    $25,424,450

   Net income                                                                  4,286,910                     4,286,910
   Cash dividends declared ($.28 2/3 per share)                              (1,026,494)                    (1,026,494)
   Change in unrealized gains (losses) on
     investment securities, net of tax                                                       2,087,260       2,087,260
                                                   ----------  ----------    -----------   -----------     -----------

BALANCE AT DECEMBER 31, 1995                       1,491,998    4,375,721    24,690,512        213,895      30,772,126

   Net income                                                                 4,805,227                      4,805,227
   Declaration of three-for-one stock split        2,983,998   (2,983,998)
   Cash dividends declared ($.30 1/3 per share)                              (1,086,056)                    (1,086,056)
   Change in unrealized gains (losses) on
     investment securities, net of tax                                                        (487,670)       (487,670)
                                                   ----------  ----------    -----------   -----------     -----------

BALANCE AT DECEMBER 31, 1996                       4,475,996    1,391,723    28,409,683       (273,775)     34,003,627

   Net income                                                                 4,721,895                      4,721,895
   Cash dividends declared ($.32 per share)                                  (1,145,498)                    (1,145,498)
   Change in unrealized gains (losses) in
     investment securities, net of tax                                                         288,633         288,633
                                                   ----------  ----------    -----------   -----------     -----------

BALANCE AT DECEMBER 31, 1997                       $4,475,996  $1,391,723    $31,986,080     $  14,858      $37,868,657
                                                   ==========  ==========    ===========     ==========     ===========

See notes to consolidated financial statements.


                        SOUTHEASTERN BANKING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                               1997           1996            1995
                                                          ------------    ------------    ------------

OPERATING ACTIVITIES:
   Net income                                             $  4,721,895    $  4,805,227    $  4,286,910
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                             1,715,000       1,475,000       1,200,000
       Depreciation                                          1,035,637         993,040         897,034
       Amortization and accretion, net                         290,042         319,237         252,328
       Deferred income tax expense (benefit)                    30,352         (82,587)        (70,511)
       Investment securities (gains) losses, net               (51,176)          8,649          38,790
       Net gains on sales of other real estate                 (77,817)       (145,653)        (75,292)
       Changes in assets and liabilities:
         Increase in other assets                             (175,293)       (333,087)       (158,667)
         (Decrease) increase in other liabilities             (352,847)        391,095         422,538
                                                          ------------    ------------    ------------
           Net cash provided by operating activities         7,135,793       7,430,921       6,793,130
                                                          ------------    ------------    ------------

INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities:
     Held-to-maturity                                        4,856,850       3,493,600       1,806,300
     Available-for-sale                                     39,043,285      29,181,620      24,795,787
   Proceeds from sales of investment securities:
     Available-for-sale                                         32,299       6,377,250       7,930,625
   Proceeds from sales of other real estate                    627,669         379,476         217,472
   Purchases of investment securities:
     Held-to-maturity                                       (1,881,214)     (2,651,768)       (352,792)
     Available-for-sale                                    (44,318,306)    (48,911,828)    (33,836,891)
   Net increase in loans                                    (5,495,466)    (17,235,619)    (11,054,896)
   Additions to premises and equipment, net                   (179,487)       (895,467)       (599,686)
   Cash and cash equivalents received in purchase of
     branches from Compass Bank                                   --        19,497,817            --
                                                          ------------    ------------    ------------
           Net cash used in investing activities            (7,314,370)    (10,764,919)    (11,094,081)
                                                          ------------    ------------    ------------

FINANCING ACTIVITIES:
   Net increase (decrease) in demand, NOW, and savings       6,902,338      21,859,755      (5,381,983)
   deposits
   Net increase (decrease) in certificates of deposit        1,113,381     (10,522,856)     13,891,819
   Net increase (decrease) in U.S. Treasury demand note      1,970,322       1,352,312        (187,293)
   Payments on note payable                                 (1,450,000)     (1,075,000)       (975,000)
   Cash dividends paid                                      (1,121,506)     (1,062,303)     (1,002,624)
                                                          ------------    ------------    ------------
           Net cash provided by financing activities         7,414,535      10,551,908       6,344,919
                                                          ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    7,235,958       7,217,910       2,043,968

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              32,505,525      25,287,615      23,243,647
                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $ 39,741,483    $ 32,505,525    $ 25,287,615
                                                          ============    ============    ============


   See notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

      DESCRIPTION OF BUSINESS - Southeastern Banking Corporation and subsidiaries, Southeastern Bank and Southeastern Bank of Florida, (collectively, the Company) provide a full range of banking services to individual and corporate customers in southeast Georgia and northeast and central Florida. The consolidated financial statements include the accounts of Southeastern Banking Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, the most significant of which pertains to the allowance for loan losses. Actual results could vary from these estimates.

      CASH EQUIVALENTS - Cash equivalents include due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

      INVESTMENT SECURITIES - Investment securities are classified as held-to-maturity or available-for-sale. Securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at market value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on sales of investment securities are recognized based on the adjusted costs of the specific securities at disposition.

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

      ALLOWANCE FOR LOAN LOSSES - The Company's allowance for loan losses is that amount considered adequate to absorb potential losses in the loan portfolio based on management's evaluation of the size and current risk characteristics of the portfolio. Such evaluations consider the balance of impaired loans and prior loan loss experience as well as the impact of current economic conditions. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Specific provision for loan losses is made for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan's expected cash flow, the loan's estimated market price, or the estimated fair value of the underlying collateral. Specific and general provisions for loan losses are also made based on other considerations. Recognized losses are charged to the allowance and subsequent recoveries are added. Although the Company believes it has a sound basis for estimating the amount needed for the allowance for loan losses, actual charge-offs are highly dependent upon future events and could vary from these estimates.

      LOAN ORIGINATION FEES AND COSTS - Loan origination fees and certain direct loan origination costs are normally capitalized and recognized as an adjustment to the yield on the related loans. As the net amount of loan origination fees for the years ended December 31, 1997, 1996 and 1995 was not significant, no amounts have been capitalized or deferred.

      PREMISES AND EQUIPMENT - Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred, while betterments are capitalized.

      OTHER REAL ESTATE - Other real estate represents property acquired through foreclosure or in settlement of loans and is recorded at the lower of cost or fair value less estimated selling expenses. Other real estate also includes any property owned that was formerly used as a branch facility. Provisions for subsequent devaluation of other real estate are charged to operations, while costs associated with improving the property are capitalized. Gains and losses on sales of other real estate are recognized at disposition based on adjusted carrying values.

      INTANGIBLE ASSETS - Intangible assets consist of deposit base premiums and goodwill. The deposit base premiums are being amortized using the straight-line method over estimated useful lives ranging from 11 to 15 years. Goodwill is being amortized using the straight-line method over periods ranging from 15 to 20 years. Amortization of intangibles totaled $308,986, $307,508 and $268,739 in 1997, 1996 and 1995, respectively.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of SFAS 121 require the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 did not have a significant impact on the Company's financial condition or results of operations.

      INCOME TAXES - The Company files consolidated income tax returns where permissible. Income tax expense (benefit) is allocated to each member of the consolidated group on the basis of their respective taxable income or loss included in the consolidated income tax returns. Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

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

      The Company does not invest in off-balance-sheet derivative financial instruments such as swaps, options or forward contracts.

      BASIC EARNINGS PER COMMON SHARE - Basic earnings per common share are based on the weighted average number of common shares outstanding during each year. (See Note 14.)

      In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 establishes accounting standards for computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. Adoption of this statement had no impact on the Company's reported earnings per share.

      NEW ACCOUNTING STANDARDS - On January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by Statement of Financial Accounting Standards No. 127 (SFAS 127), "Deferral of the Effective Date of FASB Statement No. 125." After financial assets have been transferred, SFAS 125 requires recognition of the financial and servicing assets controlled and liabilities incurred, removal of financial assets when control has been surrendered, and removal of liabilities when they have been extinguished. SFAS 125 applies to transfers and servicing of financial assets and extinguishment of liabilities that occurred after December 31, 1996. Adoption of this statement did not have a significant impact on the Company's financial condition or results of operations.

      In 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. These standards are required to be adopted in 1998. The Company is currently evaluating these standards but does not anticipate that either SFAS 130 or SFAS 131 will have a significant impact on its consolidated financial statements.

NOTE 2 - ACQUISITIONS

      On February 15, 1996, the Company acquired three branches of Compass Bank. The Company received cash, loans and property and equipment with fair values of approximately $22,982,000, while assuming deposits of approximately $23,476,000. The excess of liabilities assumed over net assets acquired was recorded as a deposit premium which is being amortized over a period of 15 years.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

      Certain supplemental disclosure of cash flow information and noncash investing and financing activities for the three years ended December 31, 1997 follows:

                                                       1997           1996          1995
                                                    -----------   ------------   -----------

Cash paid during the year:

   Interest paid to depositors                      $11,960,277   $ 11,112,960   $ 8,943,314
                                                    ===========   ============   ===========

   Interest paid on note payable                    $    41,631   $    133,684   $   254,367
                                                    ===========   ============   ===========

   Income taxes                                     $ 1,936,500   $  2,306,698   $ 1,756,000
                                                    ===========   ============   ===========

Noncash investing and financing activities:

   Loans foreclosed                                 $   975,785   $    592,746   $ 1,420,184
                                                    ===========   ============   ===========

   Loans made in connection with sales of

     foreclosed real estate                         $   308,243   $    881,125   $   404,000
                                                    ===========   ============   ===========

   Transfer of bank premises to other real estate   $   177,539   $       --     $      --
                                                    ===========   ============   ===========


NOTE 4 - INVESTMENT SECURITIES

      The amortized cost and estimated fair value of investment securities were as follows at December 31:

                                                                  1997
                                        ----------------------------------------------------------
                                                         GROSS          GROSS
                                        AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                           COST          GAINS          LOSSES            VALUE
                                       ------------   ------------    ------------    ------------
Available-for-sale:
   U.S. Treasury and U.S.
     Government agencies               $ 81,730,258   $    195,294    $   (165,737)   $ 81,759,815
   Mortgage-backed securities             6,519,999         33,201         (40,246)      6,512,954
   Equity securities                      1,050,426           --              --         1,050,426
                                       ------------   ------------    ------------    ------------
                                         89,300,683        228,495        (205,983)     89,323,195
                                       ------------   ------------    ------------    ------------
Held-to-maturity:
   States and political subdivisions     19,348,874        818,825          (9,484)     20,158,215
                                       ------------   ------------    ------------    ------------
                                         19,348,874        818,825          (9,484)     20,158,215
                                       ------------   ------------    ------------    ------------

Total investment securities            $108,649,557   $  1,047,320    $   (215,467)   $109,481,410
                                       ============   ============    ============    ============


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                                  1996
                                        -----------------------------------------------------------
                                                          GROSS           GROSS
                                          AMORTIZED     UNREALIZED      UNREALIZED         FAIR
                                            COST           GAINS          LOSSES           VALUE
                                        ------------   ------------    ------------    ------------
Available-for-sale:
   U.S. Treasury and U.S.
     Government agencies                $ 75,668,946   $    202,588    $   (541,642)   $ 75,329,892
   Mortgage-backed securities              8,061,956         38,787        (114,542)      7,986,201
   Equity securities                         260,126           --              --           260,126
                                        ------------   ------------    ------------    ------------
                                          83,991,028        241,375        (656,184)     83,576,219
                                        ------------   ------------    ------------    ------------
Held-to-maturity:
   States and political subdivisions      22,321,326        887,874         (36,856)     23,172,344
                                        ------------   ------------    ------------    ------------
                                          22,321,326        887,874         (36,856)     23,172,344
                                        ------------   ------------    ------------    ------------

Total investment securities             $106,312,354   $  1,129,249    $   (693,040)   $106,748,563
                                        ============   ============    ============    ============

      The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                            AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                         ------------------------    -------------------------
                                          AMORTIZED       FAIR       AMORTIZED        FAIR
                                            COST          VALUE         COST          VALUE
                                         -----------   -----------   -----------   -----------
Due within one year                      $18,983,828   $19,006,751   $ 2,312,737   $ 2,329,777
Due after one year through five years     61,494,430    61,525,884     7,369,350     7,523,893
Due after five years through ten years     1,000,000     1,000,680     6,138,799     6,541,189
Due after ten years                          252,000       226,500     3,527,988     3,763,356
                                         -----------   -----------   -----------   -----------
                                          81,730,258    81,759,815    19,348,874    20,158,215
Mortgage-backed securities                 6,519,999     6,512,954          --            --
                                         -----------   -----------   -----------   -----------

       Total                             $88,250,257   $88,272,769   $19,348,874   $20,158,215
                                         ===========   ===========   ===========   ===========

      Gross realized gains were $51,176, $15,040 and $31,113, and gross realized losses were $0, $23,689 and $69,903 on sales and other redemptions of investment securities in 1997, 1996 and 1995.

      Investment securities with aggregate carrying values of approximately $40,502,000 and $41,014,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes as required by law.

NOTE 5 - LOANS

      The composition of the Company's loan portfolio is summarized as follows at December 31:

                                                       1997             1996
                                                   ------------     ------------

Commercial, financial and agricultural             $ 92,587,219     $ 88,898,591
Real estate - construction                            4,029,280        3,415,928
Real estate - mortgage                               59,652,183       59,515,750
Consumer, including credit cards                     34,186,485       35,550,066
                                                   ------------     ------------

     Loans, gross                                  $190,455,167     $187,380,335
                                                   ============     ============

Activity in the allowance for loan losses is summarized below:

                                          1997           1996           1995
                                      -----------    -----------    -----------

Balance at beginning of year          $ 3,734,527    $ 3,531,872    $ 3,257,000
Provision for loan losses               1,715,000      1,475,000      1,200,000

Charge-offs                            (2,234,413)    (1,953,517)    (1,476,285)
Recoveries                                490,159        681,172        551,157
                                      -----------    -----------    -----------
     Net charge-offs                   (1,744,254)    (1,272,345)      (925,128)
                                      -----------    -----------    -----------

Balance at end of year                $ 3,705,273    $ 3,734,527    $ 3,531,872
                                      ===========    ===========    ===========

      The Company's primary lending area is southeast Georgia and northeast and central Florida. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Loans secured by real estate aggregated approximately $125,460,000 and $113,158,000 at December 31, 1997 and 1996. Real estate loans are collaterized based on certain loan to appraised value ratios.

      Nonaccrual and restructured loans totaled approximately $1,164,000, $1,206,000 and $632,000 at December 31, 1997, 1996 and 1995, respectively.
      Unrecognized interest income on such loans during the years ended December 31, 1997, 1996 and 1995 totaled approximately $143,000, $71,000 and
      $137,000.

      In the normal course of business, the Company's subsidiaries have made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans approximated $1,783,000 at December 31, 1997 and $2,056,000 at December 31, 1996. During 1997, approximately $1,244,000 of such loans were made and repayments totaled $1,517,000. None of these loans have been restructured, nor were any related party loans charged-off during 1997 and 1996.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows at December 31:

                                                       1997             1996
                                                  ------------     ------------

Land                                              $  1,328,507     $  1,379,507
Buildings and leasehold improvements                 7,233,675        7,310,930
Furniture and equipment                              5,190,590        5,302,309
Construction-in-progress                                39,897             --
                                                  ------------     ------------
                                                    13,792,669       13,992,746

Accumulated depreciation and amortization           (6,198,280)      (5,492,359)
                                                  ------------     ------------

     Premises and equipment, net                  $  7,594,389     $  8,500,387
                                                  ============     ============

Depreciation and amortization of premises and equipment totaled $914,325, $855,513 and $787,653 in 1997, 1996 and 1995.


NOTE 7 - INTEREST-BEARING DEPOSITS

Interest-bearing deposits at December 31, 1997 and 1996 consisted of the following:

                                                       1997             1996
                                                   ------------     ------------

Interest-bearing demand deposits                   $ 40,983,272     $ 50,054,281
Savings                                              77,645,170       63,744,880
Time certificates under $100,000                     85,059,264       88,618,656
Time certificates $100,000 or more                   41,856,714       37,183,941
                                                   ------------     ------------

     Total interest-bearing deposits               $245,544,420     $239,601,758
                                                   ============     ============

Interest expense on time certificates of $100,000 or more approximated $2,282,000, $2,202,000 and $2,057,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

The maturity distribution of the Company's time certificates at December 31, 1997 was as follows:

Due in one year or less                                             $ 99,671,239
Over one year through three years                                     23,257,881
Over three years                                                       3,986,858
                                                                    ------------
                                                                    $126,915,978
                                                                    ============

NOTE 8 - SHORT-TERM BORROWINGS

      The Company utilizes short-term borrowings as needed for liquidity purposes in the form of U.S. Treasury demand notes and federal funds purchased. The Company had unsecured lines of credit for federal funds purchased from other banks totaling $11,500,000 at December 31, 1997. At December 31, 1997 and 1996, the Company had no amounts outstanding under these lines.

NOTE 9 - NOTE PAYABLE

      The note payable at December 31, 1996 consisted of a term loan with principal payments of $425,000 due annually through the September 30, 2004 maturity. The note was collateralized by 100% of the outstanding common stock of Southeastern Bank of Florida. This note was fully paid in October 1997.

NOTE 10 - INCOME TAX EXPENSE

      The components of income tax expense for the three years ended December 31, 1997 consisted of the following:

                                           1997          1996           1995
                                       -----------   -----------    -----------
Federal:
   Current tax expense                 $ 1,949,777   $ 2,028,633    $ 1,769,566
   Deferred tax expense (benefit)           30,352       (82,587)       (70,511)
                                       -----------   -----------    -----------
                                         1,980,129     1,946,046      1,699,055
State:
   Current tax expense                     131,328       150,569        139,286
                                       -----------   -----------    -----------

                                       $ 2,111,457   $ 2,096,615    $ 1,838,341
                                       ===========   ===========    ===========

      The Company's provisions for income taxes for the three years ended December 31, 1997 differ from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

                                                    1997           1996           1995
                                                -----------    -----------    -----------
Taxes at federal statutory rate                 $ 2,323,339    $ 2,346,626    $ 2,082,585
Increase (decrease) resulting from:
   Tax-exempt interest income, net                 (356,905)      (405,855)      (440,868)
   State income taxes, net of federal benefit        86,676         99,376         91,929
   Other, net                                        58,347         56,468        104,695
                                                -----------    -----------    -----------

     Total income tax expense                   $ 2,111,457    $ 2,096,615    $ 1,838,341
                                                ===========    ===========    ===========

      The following schedule summarizes the temporary differences which comprised the net deferred tax asset at December 31:

                                                                                1997          1996
                                                                           -----------    -----------
Deferred tax assets (liabilities):
   Allowance for loan losses                                               $   830,011    $   891,488
   Other real estate                                                            80,510         72,127
   Unrealized losses (gains) on investment securities available-for-sale        (7,654)       141,034
   Accretion of discounts on investment securities                             (67,748)       (90,490)
   Other                                                                        34,000         34,000
                                                                           -----------    -----------

     Net deferred tax asset                                                $   869,119    $ 1,048,159
                                                                           ===========    ===========

      The Company has not recorded any valuation allowances for deferred tax assets.

NOTE 11 - EMPLOYEE BENEFIT PLAN

      The Company has a noncontributory profit sharing plan which covers substantially all employees. Under the terms of the plan, the Company's contributions are discretionary but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Total contributions expensed under this plan totaled $330,000, $320,000 and $282,000 for the years ended December 31, 1997, 1996 and 1995.

NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts shown.

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

      DEPOSIT LIABILITIES - The fair value of demand and savings deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The estimate of fair value is not intended to represent market value, deposit base premium or portfolio liquidation value.

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

      The following table presents the carrying values and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                                             1997                                  1996
                                               ----------------------------------    ----------------------------------
                                                  CARRYING            FAIR              CARRYING             FAIR
                                                   VALUE             VALUE                VALUE             VALUE
                                               ---------------   ---------------     ----------------   ---------------

      Financial assets:
         Cash and cash equivalents             $   39,741,483    $   39,741,483      $    32,505,525    $   32,505,525
         Investment securities                    108,672,069       109,481,410          105,897,545       106,748,563
         Loans, net of unearned income            186,822,859       189,452,312          183,739,189       183,365,928

      Financial liabilities:
         Deposits                              $  302,368,699    $  301,306,031      $   294,352,980    $  293,646,859
         U.S. Treasury demand note                  3,770,688         3,770,688            1,800,366         1,800,366
         Note payable                                --                --                  1,450,000         1,450,000

      Off-balance sheet financial instruments:
           Commitments to extend credit                          $   19,468,000                         $   26,540,000
           Standby letters of credit                                  1,372,000                              1,903,000

NOTE 13 - CONDENSED FINANCIAL INFORMATION OF SOUTHEASTERN
          BANKING CORPORATION (PARENT COMPANY ONLY)

      The following represents Parent Company only financial information of Southeastern Banking Corporation:

                            CONDENSED BALANCE SHEETS

                                                     DECEMBER 31
                                             ---------------------------
                                                 1997           1996
                                             ------------   ------------
ASSETS

Cash                                         $    150,076   $    461,036
Investment in bank subsidiaries, at equity     37,552,667     34,769,315
Premises and equipment, net                        94,568        104,602
Other assets                                      561,100        607,750
                                             ------------   ------------

TOTAL ASSETS                                 $ 38,358,411   $ 35,942,703
                                             ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Note payable                              $       --     $  1,450,000
   Other liabilities                              489,754        489,076
                                             ------------   ------------
       Total liabilities                          489,754      1,939,076
                                             ------------   ------------
STOCKHOLDERS' EQUITY:
   Common stock                                 4,475,996      4,475,996
   Additional paid-in capital                   1,391,723      1,391,723
   Retained earnings                           31,986,080     28,409,683
                                             ------------   ------------
       Realized stockholders' equity           37,853,799     34,277,402
   Unrealized gains (losses) on investment
       securities, net of tax                      14,858       (273,775)
                                             ------------   ------------
       Total stockholders' equity              37,868,657     34,003,627
                                             ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 38,358,411   $ 35,942,703
                                             ============   ============

                         CONDENSED STATEMENTS OF INCOME

                                       1997         1996         1995
                                    ----------   ----------   ----------
INCOME:
   Dividends                        $2,320,000   $2,200,000   $3,920,000
   Interest income                      14,472       23,215       28,179
   Equity in undistributed income
     of bank subsidiaries            2,494,719    2,772,991      618,685
   Other income                           --          3,475         --
                                    ----------   ----------   ----------
       Total income                  4,829,191    4,999,681    4,566,864
                                    ----------   ----------   ----------

OPERATING EXPENSES:
   Interest expense                     41,339      133,450      254,164
   Occupancy and other expenses         90,668      129,972      124,087
                                    ----------   ----------   ----------
       Total expenses                  132,007      263,422      378,251
                                    ----------   ----------   ----------

       Income before income taxes    4,697,184    4,736,259    4,188,613

INCOME TAX BENEFIT                      24,711       68,968       98,297
                                    ----------   ----------   ----------

       Net income                   $4,721,895   $4,805,227   $4,286,910
                                    ==========   ==========   ==========


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                1997           1996           1995
                                                             -----------    -----------    -----------
OPERATING ACTIVITIES:
   Net income                                                $ 4,721,895    $ 4,805,227    $ 4,286,910
   Adjustments to reconcile net income to cash provided by
     operating activities:
       Equity in undistributed income of bank subsidiaries    (2,494,719)    (2,772,991)      (618,685)
       Depreciation and amortization                              59,322         59,322         66,322
       Deferred income tax expense (benefit)                        --            2,380         (2,380)
       Net gains on sales of real estate held for resale            --           (3,475)          --
       Changes in assets and liabilities:
         Increase in other assets                                 (2,638)       158,276       (186,986)
         Decrease in other liabilities                           (23,314)       (19,081)      (244,060)
                                                             -----------    -----------    -----------
           Net cash provided by operating activities           2,260,546      2,229,658      3,301,121
                                                             -----------    -----------    -----------

INVESTING ACTIVITIES:
   Purchases of investment securities available-for-sale            --             (826)          --
   Investment in bank subsidiaries                                  --       (1,500,000)          --
   Proceeds from sales of real estate held for resale               --           56,475           --
                                                             -----------    -----------    -----------
           Net cash used in investing activities                    --       (1,444,351)          --
                                                             -----------    -----------    -----------

FINANCING ACTIVITIES:
   Payments on note payable                                   (1,450,000)    (1,075,000)      (975,000)
   Cash dividends paid                                        (1,121,506)    (1,062,303)    (1,002,624)
                                                             -----------    -----------    -----------
           Net cash used in financing activities              (2,571,506)    (2,137,303)    (1,977,624)
                                                             -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

                                                                (310,960)    (1,351,996)     1,323,497

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                             461,036      1,813,032        489,535
                                                             -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   150,076    $   461,036    $ 1,813,032
                                                             ===========    ===========    ===========

NOTE 14 - STOCKHOLDERS' EQUITY

      On August 9, 1996, the Company paid a three-for-one stock split to stockholders of record at the close of business on July 26, 1996. The issuance of the stock split increased the Company's outstanding common stock from 1,193,599 shares to 3,580,797 shares. All per share amounts were restated to reflect the stock split.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 (primarily stockholders' equity less intangible assets) and total (Tier 1, certain debt instruments, and a portion of the allowance for loan losses) capital to risk-weighted assets and a leverage ratio of Tier 1 capital to average quarterly assets. As of December 31, 1997, the most recent notification from the Georgia Department of Banking and Finance categorized the Georgia subsidiary as well capitalized under the regulatory framework for prompt corrective action. The most recent notification from the Federal Reserve Bank categorized the Florida subsidiary as adequately capitalized under the regulatory framework for prompt corrective action. Management believes that the Company meets all applicable capital requirements as of December 31, 1997. Actual capital amounts and ratios for 1997 and 1996 are presented in the following tables:

                                                          DECEMBER 31, 1997
                                     -----------------------------------------------------------
                                                            REGULATORY
                                         REGULATORY        DEFINITION OF
                                        DEFINITION OF        ADEQUATELY
                                      WELL CAPITALIZED     CAPITALIZED             ACTUAL
                                      ----------------     -------------  ----------------------
                                                                           CAPITAL
                                          RATIO                RATIO        AMOUNT         RATIO
                                        --------             --------     ------------   --------
Tier 1 Capital Ratio:
   Consolidated                           6.00%                4.00%      $34,779,000      17.91%
   Southeastern Bank                      6.00%                4.00%       29,451,000      18.93%
   Southeastern Bank of Florida           6.00%                4.00%        5,465,000      14.16%

Total Capital Ratio:
   Consolidated                          10.00%                8.00%       37,223,000      19.16%
   Southeastern Bank                     10.00%                8.00%       31,412,000      20.19%
   Southeastern Bank of Florida          10.00%                8.00%        5,896,000      15.28%

Tier 1 Leverage Ratio:
   Consolidated                           5.00%                3.00%       34,779,000      10.31%
   Southeastern Bank                      5.00%                3.00%       29,451,000      11.15%
   Southeastern Bank of Florida           5.00%                3.00%        5,465,000       7.35%


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                                             DECEMBER 31, 1996
                                      -----------------------------------------------------------------
                                                             REGULATORY
                                          REGULATORY        DEFINITION OF
                                        DEFINITION OF        ADEQUATELY
                                       WELL CAPITALIZED      CAPITALIZED               ACTUAL
                                      -------------------   --------------    -------------------------
                                                                                CAPITAL
                                              RATIO               RATIO           AMOUNT        RATIO
                                            ---------           --------      -------------   ---------

Tier 1 Capital Ratio:
   Consolidated                                6.00%              4.00%       $ 30,843,000      16.18%
   Southeastern Bank                           6.00%              4.00%         27,246,000      17.67%
   Southeastern Bank of Florida                6.00%              4.00%          4,864,000      13.36%

Total Capital Ratio:
   Consolidated                               10.00%              8.00%         33,243,000      17.44%
   Southeastern Bank                          10.00%              8.00%         29,190,000      18.93%
   Southeastern Bank of Florida               10.00%              8.00%          5,296,000      14.54%

Tier 1 Leverage Ratio:
   Consolidated                                5.00%              3.00%         30,843,000       9.42%
   Southeastern Bank                           5.00%              3.00%         27,246,000      10.55%
   Southeastern Bank of Florida                5.00%              3.00%          4,864,000       6.95%

State banking regulations limit the amount of dividends the Company's subsidiaries may pay without prior approval. The amount of cash dividends available from the subsidiary banks for payment in 1998 without such prior approval is approximately $2,190,000.

NOTE 16 - COMMITMENTS

      Commitments to extend credit totaled approximately $19,468,000 and $26,540,000 at December 31, 1997 and 1996. Standby letters of credit totaled approximately $1,372,000 and $1,903,000 at December 31, 1997 and 1996, respectively. A substantial amount of these contracts expire without being drawn upon. As a result, total contractual amounts do not represent future credit exposure or liquidity requirements.

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

NOTE 18 - SUBSEQUENT EVENTS

     On October 10, 1997, the Company executed a definitive agreement to sell its three offices in Alachua County, Florida, to First National Bank of Alachua. The sale was consummated on January 16, 1998. Cash, loans, and premises and equipment with book values of approximately $32,171,000 were sold while deposits and other liabilities of $33,646,000 were assumed by the purchaser. The premium paid to the Company totaled approximately $1,475,000, resulting in a pretax gain of approximately $90,000 for book purposes and $1,475,000 for tax purposes. The book tax provision on the sale approximates $600,000. In connection with the sale, the Company has agreed not to compete in Alachua County for a period of two years.

     On December 9, 1997, the Company authorized the merger of Southeastern Bank and Southeastern Bank of Florida. The merger is subject to the approval of various regulatory authorities. The transaction is expected to be completed during 1998.

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

     Effective August 13, 1996, the Audit Committee appointed Bricker & Melton, P.A., to replace D&T as the independent certifying accountants for the Company's financial statements.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                    DIRECTORS

     The following table lists the names, ages, and principal occupations of the Company's directors:


-------------------------------------------------------------------------------
                                                                 YEAR
     NAME AND PRINCIPAL OCCUPATION                 AGE   ELECTED DIRECTOR(7,8,9)
-------------------------------------------------------------------------------

1.  Leslie H. Blair(2,3,4)                         57            1978
    Vice President, Gowen Timber Company

2.  David H. Bluestein(3,4)                        55            1984
    President, Bluestein's Supermarket, Inc.

3.  Gene F. Brannen(1,2,3,4)                       63            1984
    President, Brannen Seafood Co., Inc.

4.  William Downey(1,3)                            64            1976
    Realtor, Golden Isles Realty Co.
    Treasurer of the Company

5.  Carolyn T. Gray(3)                             66            1997
    Assistant Secretary of the Company

6.  Cornelius P. Holland, III(1,3,4)               42            1997
    President of the Company
    Chairman, SEB

                                                                 YEAR
     NAME AND PRINCIPAL OCCUPATION, CONT.       AGE      ELECTED DIRECTOR(7,8,9)
     ------------------------------------       ---      ---------------------

7.   Alva J. Hopkins, III(3,5)                  45                1978
     Attorney-at-Law
     President, Toledo Manufacturing Co.

8.   G. Norris Johnson(3,5)                     62                1979
     President, Johnson Bros., Inc.

9.   S. Michael Little(1,2,3,4,6)               49                1973
     Vice President of the Company
     President, SEB
     Chairman, SEBF

10.  J. Clare Proctor(1,3,4)                    67                1984
     Tree Farmer

11.  E.B. Stapleton, Jr. (5)                    79                1990
     Retired
     Assistant Secretary of the Company

(1) Member of Executive Committee of the Company.
(2) Member of Profit-Sharing Committee of the Company.
(3) Director of SEB.
(4) Member of Executive Committee of SEB.
(5) Member of Audit Committee of SEB.
(6) Director of SEBF and member of its Executive Committee.
(7) Carolyn T. Gray and Cornelius P. Holland, III were elected members of the Board of Directors by the Board at its meeting on December 9, 1997.
(8) Date of election, if prior to incorporation of the Company, is date first elected director of SEB.
(9) As permitted by the stockholders at each annual meeting, Mr. Stapleton has been appointed by the elected Board each year except 1996 since 1990. Management anticipates that Mr. Stapleton will be appointed to the Board for another year in 1998.

    Except for Mr. Holland, all of the directors have been engaged in their respective principal occupation and have been associated with their respective employers for the last five years; Mr. Holland was previously employed by a regional bank based in Birmingham, Alabama for fourteen years. Unless otherwise indicated, all directors have served continuously since their first election.


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


      NAME                        INFORMATION ABOUT EXECUTIVE OFFICERS
      ----                        ------------------------------------
   Cornelius P.           President of the Company. He is also Chairman of the Board of SEB.
   Holland, III           From April 7, 1997 - December 9, 1997, Mr. Holland was Vice Chairman
                          of Southeastern Bank. From 1983 - April 1997,  Mr. Holland held various positions at Compass  Bank, Birmingham, Alabama, most recently Senior Vice President/Manager, Metropolitan Commercial
                          Banking.

   S. Michael Little      Vice President of the Company.  He is also President of SEB and
                          Chairman of SEBF.

   John C. Williams       Executive Vice President of SEB.  Mr. Williams is 54.

   W. Daniel Burkhalter   President of SEBF and Senior Vice President of SEB. Mr. Burkhalter
                          is 44.

     None of the nominees have been involved in legal proceedings relating to the Bankruptcy Act, criminal proceedings, or securities law violations. There are no family relationships among the current directors or executive officers.


ITEM 11. EXECUTIVE COMPENSATION.

     Because executive officers are compensated by the respective subsidiaries, the Company paid no salaries or fees to any officer during 1997. The following table sets forth the remuneration of executive officers of the Company's subsidiaries whose aggregate remuneration during the year ended December 31, 1997 exceeded $100,000:


                                                       CASH & CASH-EQUIVALENT
SUMMARY COMPENSATION TABLE                              FORMS OF REMUNERATION
------------------------------------                 ------------------------
       NAME OF           PRINCIPAL                                                     ALL OTHER
  EXECUTIVE OFFICER      POSITION          YEAR         SALARY         BONUS       COMPENSATION(3,4,5)
------------------------------------------------------------------------------------------------------

Edward R. Gray, Jr.       ----- (1)        1997       $173,000.00   $ 14,416.68      $  23,175.50
                                           1996        173,000.00     56,416.68         22,860.00
                                           1995        173,000.00     49,250.11         24,915.44

Cornelius P.           President of the    1997       $127,199.13   $   ----         $   2,421.92
Holland, III           Company(2)

S. Michael Little      Vice President      1997       $137,792.00   $ 11,482.64      $  15,631.78
                       of the Company      1996        133,000.00     53,083.34         15,604.93
                                           1995        133,000.00     45,916.76         16,838.84

John C. Williams       Executive Vice      1997       $ 97,546.00   $  8,128.82      $  15,745.79
                       President of SEB    1996         94,000.00     42,833.33         16,041.07
                                           1995         87,000.00     44,250.00         16,036.64

W. Daniel Burkhalter   President of SEBF   1997       $ 98,952.00   $  7,250.00      $  14,102.32
                                           1996         95,946.42     44,000.00         13,290.52
                                           1995         78,000.00     43,500.00         13,140.76

-------------------

(1) Deceased on November 27, 1997. Mr. Gray served as President of the Company and Chairman of both Southeastern Bank and Southeastern Bank of Florida.
(2)  Mr. Holland became an executive officer of the Company on April 7, 1997.
(3) The Company's subsidiaries maintain a qualified profit-sharing plan which covers officers and other employees who have completed one calendar year of service. A participant's interest vests 20% each year, beginning after the third year of service, with 100% vesting at the end of the seventh year. The amount in this column includes the profit-sharing contribution amount set aside for these executive officers: In 1997, the total contribution for these officers was approximately $44,000.00. In 1997, the total contribution for all participants was $330,000.00.
(4) The Company provides group medical and life insurance for officers and employees. Additionally, all of these executive officers are entitled to a $100,000 executive life insurance policy. The premium amount for these policies is included in this total.
(5) This compensation amount does not include the value of any personal benefit that might be derived from the use of an automobile.


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

                               BOARD COMPENSATION

     Each director of the Company who is not an employee is paid a director's fee of $500.00 per meeting. Additionally, each director of SEB who is not an employee is paid a director's fee of $400.00 per month, and, if on the Executive or Audit Committee, an additional $350.00 or $150.00 per month. Each director of SEBF who is not an employee is paid a director's fee of $250.00 per month, and, if on the Executive Committee, an additional $100.00 per meeting attended.


                       STOCK OPTIONS, WARRANTS, OR RIGHTS

     The Company and its subsidiaries have not issued and do not have outstanding any options, warrants, or rights.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the Company's only outstanding class of securities, common stock, $1.25 par value, by (i) the Company's directors and certain executive officers and by all directors and executive officers as a group (13 persons), and by (ii) persons who beneficially own more than 5% of the Company's outstanding common stock as of January 31, 1998:


                                                                 AMOUNT AND
                                                                 NATURE OF      PERCENT OF
                                       NAME OF                   BENEFICIAL    COMMON SHARES
SECURITY OWNERSHIP                 BENEFICIAL OWNER              OWNERSHIP(1)   OUTSTANDING
--------------------------------------------------------------------------------------------
                                   Leslie H. Blair                  8,340           0.23%
                                   David H. Bluestein              13,146           0.37
                                   Gene F. Brannen                 23,849           0.67
                                   William Downey                 195,109           5.45
                                   Carolyn T. Gray                705,928          19.71
                                   Cornelius P. Holland, III        1,000           0.03
                                   Alva J. Hopkins, III            34,398           0.96
                                   G. Norris Johnson                8,250           0.23
                                   S. Michael Little               98,212           2.74
                                   J. Clare Proctor               138,599           3.87
                                   E.B. Stapleton, Jr.             60,595           1.69
                                   John C. Williams                10,889           0.30
                                   W. Daniel Burkhalter            16,602           0.46
                                   ---------------------------  -------------  ------------
                                     All Directors and Executive
                                         Officers as a Group     1,314,917         36.71
                                   ---------------------------- -------------- ------------

-------------------

(1) Unless otherwise indicated, all shares are owned outright without shared voting and investment power. Shared voting or investment power comes from shares beneficially owned in joint or singular names of spouses or dependents. The number of shares as to which each person has shared powers is as follows: Leslie H. Blair - 3,000 shares; Gene F. Brannen - 18,296; William Downey - 37,167; Carolyn T. Gray - 596,754; Alva J. Hopkins, III - 1,980; S. Michael Little - 11,812; J. Clare Proctor - 7,668; E.B. Stapleton, Jr. - 15,784; John C. Williams - 66; and W. Daniel Burkhalter - 300.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1997, the Company's subsidiaries engaged in customary banking transactions and had outstanding loans to directors, executive officers, principal shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Additionally, in the ordinary course of business, the Company buys goods and services from directors who are not employees. These purchases were not significant during 1997. See Note 5 to the Consolidated Financial Statements.





               [Remainder of this page intentionally left blank.]

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)    1. and 2. - Financial Statements and Schedules

                    INDEX TO FINANCIAL STATEMENTS & SCHEDULES


                                                                    PAGE NUMBER
SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES                    IN ANNUAL
                                                                       REPORT
-------------------------------------------------                    ---------

Audited Financial Statements:
        Independent Auditors' Report                                     25
        Consolidated Balance Sheets at December 31, 1997 and 1996        26
        Consolidated Statements of Income for each of
            the three years ended December 31, 1997                      27
        Consolidated Statements of Stockholders' Equity for each of
            the three years ended December 31, 1997                      28
        Consolidated Statements of Cash Flows for each of
            the three years ended December 31, 1997                      29
        Notes to Consolidated Financial Statements                       30


        (b)    Reports on Form 8-K - NONE

        (c)    Index to Exhibits:

     EXHIBIT TABLE                                   PAGE
     -------------                                   ----
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

Date:  MARCH 17, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      DIRECTORS                                 DATE
                      ---------                                 ----

                 /s/ LESLIE H. BLAIR                        March 17, 1998
------------------------------------------------------
                     Leslie H. Blair


                /s/ DAVID H. BLUESTEIN                      March 17, 1998
------------------------------------------------------
                    David H. Bluestein


                /s/ GENE F. BRANNEN                         March 17, 1998
------------------------------------------------------
                    Gene F. Brannen


                /s/ WILLIAM DOWNEY                          March 17, 1998
------------------------------------------------------
                   William Downey


               /s/ CAROLYN T. GRAY                          March 17, 1998
------------------------------------------------------
                   Carolyn T. Gray


               /s/ CORNELIUS P. HOLLAND, III                March 17, 1998
------------------------------------------------------
                   Cornelius P. Holland, III


               /s/ ALVA J. HOPKINS, III                     March 17, 1998
------------------------------------------------------
                   Alva J. Hopkins, III


               /s/ G. NORRIS JOHNSON                        March 17, 1998
------------------------------------------------------
                   G. Norris Johnson


               /s/ S. MICHAEL LITTLE                        March 17, 1998
------------------------------------------------------
                   S. Michael Little


               /s/ J. CLARE PROCTOR                         March 17, 1998
------------------------------------------------------
                   J. Clare Proctor


               /s/ E.B. STAPLETON, JR.                      March 17, 1998
------------------------------------------------------
                   E.B. Stapleton, Jr.