Form 10-Q
period 1998-03-31
SOUTHEASTERN BANKING CORP
filed 1998-05-15
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended.................................................03-31-98
Commission File Number................................................ 2-83157

                        SOUTHEASTERN BANKING CORPORATION
                        --------------------------------
               (Exact name of registrant as specified in charter)


               GEORGIA                                58-1423423
------------------------------------      ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

        1010 NORTHWAY STREET
          DARIEN, GEORGIA                                    31305
---------------------------------------           ----------------------------
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:    (912) 437-4141
                                                     -------------------------

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

Common Stock - $1.25 Par Value                    3,580,797 Shares at 4-30-98

                        THIS DOCUMENT CONSISTS OF 16 PAGES.

                     THE EXHIBIT INDEX IS LOCATED AT PAGE 15.

               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                  (Unaudited)


          ASSETS                                       3/31/98           12/31/97
                                                       -------           --------

Cash and due from banks                             $  15,041,987     $  21,376,483
Federal funds sold                                     23,080,000        18,365,000
                                                    -------------     -------------
     Cash and cash equivalents                         38,121,987        39,741,483

Investment securities:
  Held-to-maturity (market value of
   approximately  $20,048,000 and
   $20,158,000 at March 31, 1998 and
   December 31, 1997)                                  19,276,174        19,348,874
  Available-for-sale, at market value                  91,234,029        89,323,195
                                                    -------------     -------------
      Total investment securities                     110,510,203       108,672,069

Loans, gross                                          166,714,977       190,455,167
  Unearned income                                      (3,652,989)       (3,632,308)
  Allowance for loan losses                            (3,877,344)       (3,705,273)
                                                    -------------     -------------
      Loans, net                                      159,184,644       183,117,586

Premises and equipment, net                             6,481,257         7,594,389
Intangible assets                                       1,620,050         3,058,197
Other assets                                            5,071,515         5,714,109
                                                    -------------     -------------
      Total assets                                  $ 320,989,656     $ 347,897,833
                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing deposits                      $  50,325,952     $  56,824,279
  Interest-bearing deposits                           227,168,160       245,544,420
                                                    -------------     -------------
     Total deposits                                   277,494,112       302,368,699

U.S. Treasury demand note                               1,046,194         3,770,688
Other liabilities                                       4,100,078         3,889,789
                                                    -------------     -------------
      Total liabilities                               282,640,384       310,029,176

Stockholders' equity:
  Common stock - $1.25 par value; authorized
   10,000,000 shares; issued and outstanding            4,475,996         4,475,996
   3,580,797 shares
  Additional paid-in-capital                            1,391,723         1,391,723
  Retained earnings                                    32,425,587        31,986,080
                                                    -------------     -------------
      Realized stockholders' equity                    38,293,306        37,853,799

Accumulated other comprehensive income-
  unrealized gains on investment securities                55,966            14,858
                                                    -------------     -------------
      Total stockholders' equity                       38,349,272        37,868,657
                                                    -------------     -------------
      Total liabilities and stockholders' equity    $ 320,989,656     $ 347,897,833
                                                    =============     =============

See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                  (Unaudited)


                                                THREE MONTHS ENDED MARCH 31
                                                  1998                1997
                                                -------             --------

Interest income:
  Loans, including fees                      $  4,736,984         $  5,035,826
  Federal funds sold                              261,764              233,975
  Investment securities:
    Taxable                                     1,336,605            1,357,371
    Tax-exempt                                    247,034              285,934
                                             ------------         ------------
     Total interest income                      6,582,387            6,913,106
                                             ------------         ------------

Interest expense:
  Deposits                                      2,765,071            2,867,981
  U.S. Treasury demand note                        16,520               14,487
  Note payable to bank                                                  21,146
                                             ------------         ------------
      Total interest expense                    2,781,591            2,903,614
                                             ------------         ------------
      Net interest income                       3,800,796            4,009,492

Provision for loan losses                         315,000              625,000
                                             ------------         ------------
      Net interest income after
      provision for loan losses                 3,485,796            3,384,492
                                             ------------          -----------

Noninterest income:
  Service charges on deposit accounts             631,879              750,623
  Investment securities gains (losses), net         8,123               11,327
  Gain on sale of branches before tax
    provision of $559,731                         101,908
  Other operating income                          251,742              241,347
                                             ------------         ------------
      Total noninterest income                    993,652            1,003,297
                                             ------------         ------------

Noninterest expense:
  Salaries and employee benefits                1,553,118            1,638,941
  Net occupancy and equipment                     429,757              513,976
  Other operating expense                         746,208              765,349
                                             ------------         ------------
     Total noninterest expense                  2,729,083            2,918,266
                                             ------------         ------------

     Income before income taxes                 1,750,365            1,469,523

Income tax expense                              1,072,019              464,043
                                             ------------         ------------
     Net income                              $    678,346         $  1,005,480
                                             ============         ============

Net income per common share - basic          $       0.19         $       0.28
                                             ============         ============

Dividends per share                          $       0.06 2/3     $       0.06 1/3
                                             ============         ============


See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                  (Unaudited)


                                                  THREE MONTHS ENDED MARCH 31
                                                    1998             1997
                                                   -------         --------
Net income:                                       $ 678,346       $ 1,005,480

Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
     arising during period (net of income
     tax expense of $23,939 at March 31, 1998        46,469          (350,942)
     and income tax benefit of $180,788 at
     March 31, 1997)
  Less: Reclassification adjustment for gains
    included in net income (net of income tax
    benefit of $2,762 and $3,851 at March 31,
    1998 and 1997)                                   (5,361)           (7,476)
                                                  ---------        ----------
          Total other comprehensive income           41,108          (358,418)
                                                  ---------        ----------
          Comprehensive income                    $ 719,454        $  647,062
                                                  =========        ==========

See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)


                                                           THREE MONTHS ENDED MARCH 31
                                                              1998              1997
                                                              ----              ----
Cash flows from operating activities:
  Net income                                              $    678,346     $  1,005,480
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Provision for loan losses                                 315,000          625,000
     Depreciation                                              235,932          276,354
     Amortization and accretion, net                            14,247           71,872
     Investment securities gains, net                           (8,123)         (11,327)
     Net gains on sales of other real estate                   (13,398)         (21,582)
     Gain on sale of branches before tax
       provision                                              (101,908)
     Changes in assets and liabilities:
          Decrease in other assets                             789,460          203,707
          Increase (decrease) in other liabilities             689,599         (243,090)
                                                          ------------     ------------
            Net cash provided by operating activities        2,599,155        1,906,414
                                                          ------------     ------------

Cash flows from investing activities:
  Proceeds from maturities of investment securities:
          Held-to-maturity                                     972,300        2,527,000
          Available-for-sale                                37,936,413        8,484,450
  Proceeds from sales of investment securities:
          Available-for-sale                                 3,501,562
  Proceeds from sales of other real estate                      57,207            8,470
  Purchases of investment securities:
          Held-to-maturity                                    (904,668)
          Available-for-sale                               (43,234,987)     (14,022,500)
  Net decrease in loans                                      5,785,903        2,106,175
  Additions to premises and equipment, net                     (72,140)         (64,358)
  Net funds paid in sale of branches                       (13,589,236)
                                                          ------------     ------------
      Net cash used in investing activities                 (9,547,646)        (960,763)
                                                          ------------     ------------
Cash flows from financing activities:
  Net increase in demand, NOW, and
    saving deposits                                          6,647,331          885,780
  Net increase (decrease) in certificates of deposit         1,871,662         (695,639)
  Net (decrease) increase in U.S. Treasury demand note      (2,724,494)       1,692,923
  Payments on note payable                                                     (450,000)
  Cash dividends paid                                         (465,504)        (441,512)
                                                          ------------     ------------
      Net cash provided by financing activities              5,328,995          991,552
                                                          ------------     ------------
Net (decrease) increase in cash and cash equivalents        (1,619,496)       1,937,203

Cash and cash equivalents at beginning of year              39,741,483       32,505,525
                                                          ------------     ------------
Cash and cash equivalents at March 31                     $ 38,121,987     $ 34,442,728
                                                          ============     ============


See notes to consolidated financial statements.

                SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

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

2.   NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this statement did not have a significant impact on the Company's financial condition or results of operations.

3.   SALE OF BRANCHES

     On January 16, 1998, the Company sold its three offices in Alachua County, Florida to First National Bank of Alachua. Cash, loans, and premises and equipment with book values of approximately $32,159,000 were sold while deposits and other liabilities totaling approximately $33,646,000 were divested. The premium paid to the Company totaled $1,487,461, resulting in a pretax gain of approximately $101,908 for book purposes and $1,487,461 for tax purposes. The book tax provision on the sale aggregated $559,731, resulting in an after tax loss of $457,823.

               SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Its two subsidiaries, Southeastern Bank and Southeastern Bank of Florida, operate full-service banking offices in southeast Georgia and northeast Florida. Southeastern Bank (SEB), a state banking association incorporated under the laws of the State of Georgia, operates from its main office in Darien and its branch offices in Douglas, Eulonia, Folkston, Hazlehurst, Hoboken, Kingsland, Nahunta, Nicholls, St. Marys, and Woodbine. At March 31, 1998, SEB had total assets of approximately $278,416,000(1). Southeastern Bank of Florida (SEBF), a state banking association incorporated under the laws of the State of Florida, operates from its main office in Yulee and its branch offices in Callahan and Hilliard. SEBF acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County on February 15, 1996. Geographically, Nassau County borders Camden and Charlton Counties in south Georgia where SEB has offices. SEBF received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. Prior to January 16, 1998, SEBF also had offices in Alachua, Gainesville, and Jonesville. On January 16, 1998, SEBF sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEBF on January 16 aggregated approximately $32,159,000; deposits & other liabilities divested totaled $33,646,000. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. SEBF had total assets of approximately $42,908,000(1) at March 31, 1998 versus $75,675,000(1) at year-end
1997.

      The Company has filed applications with its regulators to merge SEBF into SEB. Provided all necessary regulatory approvals are obtained, the merger is expected to be completed by July 1998. The merger of these two subsidiaries will reduce the duplicative overhead costs associated with two separate entities.

      Total assets declined $26,908,177 or 7.73% at March 31, 1998 compared to year-end 1997 after increasing $1,395,523 or 0.42% during the same period in 1997. Virtually all of the decline in total assets was attributable to the January branch sale; this decline was partially offset by asset growth at SEB during the first three months of 1998. Including short-term instruments, investment securities increased to 37% of earning assets at March 31, 1998 from 35% at year-end 1997 and March 31, 1997. Loans comprised 55% of earning assets at March 31, 1998 versus 59% at December 31, 1997.

(1) Stand-alone basis
(2) Investment securities with original maturities of three months or less.


LOANS

      Net loans declined $23,760,871 or 12.72% since year-end 1997. Approximately 73% of the current period drop was attributable to the sale of the Alachua offices. The remaining 27% decline resulted mainly from the repayment of large commercial loans at SEB. The net loans to deposit ratio was 58.76% at March 31, 1998 versus 61.79% and 61.52% at year-end 1997 and March 31, 1997.
During the year-ago period, net loans declined 1.38%. The Company remains focused on quality loan growth in its northeast Florida and southeast Georgia markets.

      Nonperforming loans represented 0.41% of net loans at March 31, 1998 compared to 0.62% at year-end 1997 and 0.89% at March 31, 1997. The current period decline in nonperforming loans resulted primarily from the reduction in nonaccrual loan balances since 1997. At March 31, 1998, approximately 94% of nonperforming loans pertained to four borrowers. Additionally, approximately $833,000 or 35% of loans past due 90 days or more pertained to eight separate borrowers. Management is unaware of any other material concentrations within nonperforming loans. The table on the next page provides information about nonperforming loans and other assets.

NONPERFORMING ASSETS
(Amounts in thousands)                     3/31/98  12/31/97  3/31/97   12/31/96
----------------------                     -------  --------  -------   --------

Nonaccrual loans                           $  282    $  775    $1,196    $  686
Restructured loans(1)                         384       389       415       418
                                           ------    ------    ------    ------
     Total nonperforming loans                666     1,164     1,611     1,104
Foreclosed real estate(2)                   1,009       722       654       726
                                           ------    ------    ------    ------
     Total nonperforming assets            $1,675    $1,886    $2,265    $1,830
                                           ======    ======    ======    ======
Accruing loans past due 90 days or more    $2,387    $1,767    $2,267    $1,100
                                           ======    ======    ======    ======

(1)  Does not include restructured loans that yield a market rate.
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms is doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Foreclosed real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the status of loans categorized as commercial, financial, agricultural, and real estate to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is reversed. All known potential problem loans were included in nonperforming loans for all periods presented except December 31, 1996. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000. Subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values. The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. A significant portion of the Company's loans are collateralized by real estate; at March 31, 1998, loans secured by real estate aggregated approximately $110,749,000.

      The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. As a percent of net loans, the allowance increased to 2.38% at March 31, 1998 from 1.98% at year-end 1997. The substantial jump in the allowance ratio was foremost a function of the decline in net loans outstanding since December 31, 1997. The provision provided from income returned to pre-1997 levels, totaling $315,000 at March 31, 1998 versus $625,000 at March 31, 1997 and $300,000 at March 31, 1996. The increased provision last year was necessary to cover actual and anticipated charge-offs in the commercial loan portfolio. Net charge-offs totaled $142,929 at March 31, 1998, down appreciably from 1997's $462,564. Changes to the allowance as a percent of total nonperforming assets were not significant for the periods presented. Activity in the allowance is presented in the table on the next page.


ALLOWANCE FOR LOAN LOSSES                            THREE MONTHS ENDED MARCH 31
(Amounts in thousands)                              -------------------------------
-------------------------                             1998        1997       1996
                                                    --------   --------    --------
Allowance for loan losses at beginning of year      $  3,705   $  3,735    $  3,532
Provision for loan losses                                315        625         300
Charge-offs:
     Commercial, financial, and agricultural              41        369          35
     Real estate - construction                            0          0           0
     Real estate - mortgage                               24          1          65
     Consumer, including credit cards                    204        212         162
                                                    --------   --------    --------
          Total charge-offs                              269        582         262
                                                    --------   --------    --------
Recoveries:
     Commercial, financial, and agricultural              34         19          13
     Real estate - construction                            0          0           0
     Real estate - mortgage                                3          1           2
     Consumer, including credit cards                     89         99          73
                                                    --------   --------    --------
          Total recoveries                               126        119          88
                                                    --------   --------    --------
          Net charge-offs                                143        463         174
                                                    --------   --------    --------
Allowances for loan losses at March 31              $  3,877   $  3,897    $  3,658
                                                    ========   ========    ========
Net loans outstanding(1) at March 31                $163,062   $181,212    $173,590
                                                    ========   ========    ========
Average loans outstanding at March 31               $170,608   $182,411    $168,219
                                                    ========   ========    ========
Ratios:
     Allowance to net loans                             2.38%      2.15%       2.11%
                                                    ========   ========    ========
     Net charge-offs to average loans (annualized)      0.34%      1.02%       0.41%
                                                    ========   ========    ========
     Provision to average loans (annualized)            0.74%      1.37%       0.71%
                                                    ========   ========    ========

----------
(1) Net of unearned income


      Management believes the allowance was adequate at March 31, 1998 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management estimates that the provision for the entire fiscal 1998 will approximate $1,260,000. Net charge-offs are expected to remain substantially lower in 1998 than 1997.

OTHER ASSETS

      Gross premises and equipment declined $1,012,539 during the first quarter of 1998 due to the sale of the Alachua County branches; offsetting capital expenditures during the three month period totaled a mere $72,140. During the year-ago period, gross premises and equipment declined due to the transfer of the Hawthorne Road real property values to other real estate. Southeastern Bank of Florida's Hawthorne Road office was closed on January 31, 1997 due to its low deposit and loan volumes and poor growth prospects; this closing had minimal impact on our financial position.

      Intangible assets declined during the first three months of 1998 due to the elimination of goodwill associated with the Alachua offices. The elimination of the Alachua intangible had a favorable impact on the Company's capital ratios; see the Capital Resources section of this Analysis for details. Other assets declined $642,594 or 11.25%. The current period decline resulted largely from reductions in accrued interest receivables on loans and investment securities at both SEBF and SEB. The SEBF decline represented a byproduct of the January branch sale. The SEB decline resulted from lower loan volumes since year-end 1997. The decline in accrued interest receivables was negated in part by a $287,000 increase in foreclosed real estate. The nonperforming assets table on the previous page provides comparative details on foreclosed real estate balances.

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

QUARTER-END DEPOSITS

      The Company's core deposit base is the foundation for its liquidity position. Deposits declined $24,874,587 or 8.23% at March 31, 1998 compared to year-end 1997. Interest-bearing deposits posted the largest decline, dropping $18,376,260 or 7.48%. Noninterest-bearing deposits declined $6,498,327 or 11.44%. Time, savings, and interest-bearing demand deposits(1) represented 49.57%, 33.16%, and 17.27% of interest-bearing deposits at March 31, 1998 versus 51.67%, 31.62%, and 16.69% at year-end 1997. SEBF's deposits declined approximately $32,148,000 or 48.12% on a stand-alone basis since year-end 1997; the decrease in SEBF's deposits was entirely attributable to the sale of the Alachua offices. SEBF's deposit decline was mitigated by deposit growth of approximately $7,273,000 at SEB. Approximately 87% and 13% of quarter-end deposits at March 31, 1998 were attributable to SEB and SEBF, respectively. During the same period last year, deposits grew $190,141 or 0.06%. Interest-bearing deposits increased $2,152,501 or 0.90%, while noninterest-bearing deposits declined $1,962,360 or 3.58%.

AVERAGE DEPOSITS

      As a consequence of the January branch sale, average deposits declined during the first quarter of 1998. Savings balances continued to represent a larger portion of deposits, underscoring the popularity of the SMARTSAVER account that was introduced in March 1996. The composition of average deposits at March 31 for each of the last three years is shown in the table below:

                                          3/31/98             3/31/97             3/31/96(2)
                                     ------------------  ------------------  ------------------
DEPOSITS                             AVERAGE   PERCENT   AVERAGE   PERCENT   AVERAGE   PERCENT
(AMOUNTS IN THOUSANDS)               BALANCES  OF TOTAL  BALANCES  OF TOTAL  BALANCES  OF TOTAL
----------------------               --------  --------  --------  --------  --------  --------

Noninterest-bearing deposits         $ 50,810   18.42%   $ 53,466   18.24%   $ 51,216   19.19%
Interest-bearing demand deposits(1)    39,031   14.15%     45,610   15.56%     52,784   19.78%
Savings                                71,800   26.03%     68,633   23.42%     30,896   11.57%
Time deposits                         114,213   41.40%    125,363   42.78%    132,027   49.46%
                                     --------  ------    --------  ------    --------  ------
        Total                        $275,854  100.00%   $293,072  100.00%   $266,923  100.00%
                                     ========  ======    ========  ======    ========  ======

----------
(1)  Includes NOW and money market accounts.
(2) These 1996 averages do not fully reflect the impact of increased savings deposits or deposits assumed from the Nassau County branches.
(3)  The Company became a member of the Federal Home Loan Bank of Atlanta
     (FHLB) in 1997; to date, the Company has not received any FHLB advances.

      In addition to deposits and the other liquidity sources above, the Company utilizes short-term borrowings as needed in the form of U.S. Treasury demand notes, FHLB advances(3), and federal funds purchased. The Company has unsecured lines of credit for federal funds purchased from correspondent banks totaling $11,500,000. At March 31, 1998 and December 31, 1997, the Company had no amounts outstanding under these lines.

                         INTEREST RATE AND MARKET RISK/
                           INTEREST RATE SENSITIVITY

      The normal course of business activity exposes the Company to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows, and net interest income. The Company attempts to maintain a relatively neutral interest rate sensitivity position by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any time constitute interest rate sensitivity. An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap.

      The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at March 31, 1998:

INTEREST RATE SENSITIVITY                                              AT MARCH 31, 1998
(Amounts in thousands)                             -------------------------------------------------------------------
----------------------                                                REPRICING WITHIN
                                                   -----------------------------------------------------
                                                                                                 MORE
                                                     0 - 3         4 - 12        ONE - FIVE   THAN FIVE
                                                     MONTHS        MONTHS          YEARS        YEARS         TOTAL
                                                   ---------      ---------      ----------   ----------     ---------
INTEREST RATE SENSITIVE ASSETS:
     Federal funds sold                            $  23,080                                                 $  23,080
     Securities(1)                                    19,102         15,816         62,524        11,654       109,096
     Loans(3)                                         59,914         19,882         47,583        39,054       166,433
                                                   ---------      ---------      ---------     ---------     ---------
          Total interest rate sensitive assets       102,096         35,698        110,107        50,708       298,609
                                                   ---------      ---------      ---------     ---------     ---------
INTEREST RATE SENSITIVE LIABILITIES:
     Deposits(2)                                     139,555         61,167         26,359            87       227,168
     U.S. Treasury demand note                         1,046                                                     1,046
                                                   ---------      ---------      ---------     ---------     ---------
          Total interest rate sensitive
            liabilities                              140,601         61,167         26,359            87       228,214
                                                   ---------      ---------      ---------     ---------     ---------
Interest rate sensitivity gap                      $ (38,505)     $ (25,469)     $  83,748     $  50,621     $  70,395
                                                   =========      =========      =========     =========     =========
CUMULATIVE INTEREST RATE SENSITIVITY GAP           $ (38,505)     $ (63,974)     $  19,774     $  70,395
                                                   =========      =========      =========     =========
Ratio of cumulative gap to total interest
   rate sensitive assets                              (12.89)%       (21.42)%         6.62%        23.57%
                                                   =========      =========      =========     =========
Ratio of cumulative interest rate sensitive
  assets to interest rate sensitive liabilities        72.61%         68.29%        108.67%       130.85%
                                                   =========      =========      =========     =========
Cumulative gap at December 31, 1997(3)             $ (57,546)     $ (88,526)     $  14,367     $  66,329
                                                   =========      =========      =========     =========
Cumulative gap at March 31, 1997(3)                $ (42,385)     $ (66,401)     $  38,617     $  69,252
                                                   =========      =========      =========     =========

----------
(1) Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.
(2) NOW, money market, and savings account balances are included in the 0-3 months repricing category.
(3) At March 31, 1997, distribution of maturities for installment loans was based on scheduled contractual payments. At March 31, 1998 and December 31, 1997, no cash flow assumptions other than final contractual maturities were made for installment loans with fixed rates. Nonaccrual loans have been excluded from the 1998 and year-end 1997 totals.

      As expected, the Company's cumulative gap position remained negative through the one year time interval at March 31, 1998. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets. The decline in our gap position through the one year time interval since 1997 results largely from the divestiture of the Alachua deposits; these deposits were concentrated within the one year repricing categories.

      The gap analysis does not fully reflect the complexities of the Company's interest rate sensitivity position and the impact of interest rate movements on the Company's financial position, cash flows, and interest income. For example, the gap analysis presumes that all loan(3) and securities(1) will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. In addition, the repricing of various categories of assets and liabilities is subject to competitive pressures, customer needs, and other external factors. The Company monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market conditions.

                               CAPITAL RESOURCES

      Realized stockholders' equity grew $439,506 or 1.16% during the first quarter of 1998. Book value per share increased $0.12 during the three month period to $10.69 at March 31, 1998. Dividends declared year-to-date totaled $.06 2/3 at March 31, 1998 versus $0.06 1/3 at March 31, 1997, a 5.27% increase. The change in accumulated other comprehensive income was not significant at March 31, 1998 compared to year-end 1997. Accumulated other comprehensive income measures net fluctuations in the market values of our investment securities classified as available-for-sale.

      Capital adequacy is measured with a framework that makes capital requirements sensitive to the risk profiles of individual banking companies. Regulatory guidelines define capital as either Tier 1 (primary stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiaries are subject to a minimum Tier 1 capital to risk-weighted assets ratio of 4% and a total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8%. Additionally, the Company is subject to a Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average quarterly assets. Unrecognized gains and losses on investment securities are excluded from the calculation of risk-based capital.

      The regulatory agencies have defined "well-capitalized" institutions as those whose capital ratios equal or exceed the following ratios: Tier 1 capital ratio of 6%, total risk-based capital ratio of 10%, and Tier 1 leverage ratio of 5%. Our capital ratios for the most recent periods are presented in the table below:


CAPITAL RATIOS
(Amounts in thousands)                     3/31/98      12/31/97      3/31/97      12/31/96
-----------------------                   --------      --------     --------      --------
Tier 1 capital:
  Realized stockholders' equity           $ 38,293      $ 37,854     $ 35,056      $ 34,277
  Intangible assets and other
    adjustments                             (1,638)       (3,075)      (3,331)       (3,434)
                                          --------      --------     --------      --------
      Total Tier 1 capital                  36,655        34,779       31,725        30,843
                                          --------      --------     --------      --------
Tier 2 capital:
  Portion of allowance for loan losses       2,143         2,444        2,377         2,400
  Allowable long-term debt                      --            --           --            --
                                          --------      --------     --------      --------
      Total Tier 2 capital                   2,143         2,444        2,377         2,400
                                          --------      --------     --------      --------
Total risk-based capital                  $ 38,798      $ 37,223     $ 34,101      $ 33,243
                                          ========      ========     ========      ========
Risk-weighted assets                      $169,745      $194,224     $188,616      $190,630
                                          ========      ========     ========      ========
Risk-based ratios:
  Tier 1 capital                            21.59%        17.91%       16.82%        16.18%
                                          ========      ========     ========      ========
  Total risk-based capital                  22.86%        19.16%       18.08%        17.44%
                                          ========      ========     ========      ========
Tier 1 leverage ratio                       11.61%        10.31%        9.59%         9.42%
                                          ========      ========     ========      ========
Realized stockholders' equity
  to assets                                 11.93%        10.88%       10.38%        10.20%
                                          ========      ========     ========      ========

Due to the elimination of certain intangible assets, the sale of the Alachua County locations did not have a negative impact on our capital ratios.

                              RESULTS OF OPERATIONS

     Net income for the first quarter totaled $678,346 or $0.19 per share compared to $1,005,480 or $0.28 per share in 1997. The primary factor in our first quarter results was the after tax loss associated with the January 16, 1998 sale of our Alachua County offices. Including state and federal income tax expense of $559,731, the Company recognized an after-tax loss of $457,823 on the sale of the Alachua offices. The tax effect of the sale of the central Florida locations was anticipated by management in 1997 and represented a necessary byproduct of the Company's efforts to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets. Fortunately, this tax liability constitutes a nonrecurring charge. Excluding the after-tax loss from the sale of the Alachua locations, net income totaled $1,136,169 at March 31, 1998 versus $1,005,480 at March 31, 1997. First quarter earnings declined $131,233 or 11.54% in 1997 when compared to the same period in 1996. Virtually all of the 1997 decline in earnings was attributable to a $325,000 increase in the provision for loan losses at March 31, 1997 compared to 1996. The increased provision in 1997 was necessary to cover actual and anticipated charge-offs in the commercial loan portfolio. As further discussed in the Financial Condition section of this Analysis, the provision provided from income at March 31, 1998 returned to pre-1997 levels, declining $310,000 or 49.60% form March 31, 1997 and increasing a mere $15,000 from March 31, 1996. The return on beginning equity at March 31 for each of the last three years was 7.17%, 11.73%, and 14.88%.

NET INTEREST INCOME

     Net interest income declined $208,696 or 5.21% during the first three months of 1998 compared to 1997 after increasing $294,201 or 7.92% during the same period in 1997. Approximately 76% of the net interest income decline at March 31, 1998 was attributable to SEBF and the sale of the Alachua offices. The remaining 24% decline was due to SEB. Although SEB's total interest income increased marginally, net interest income declined due to overall increases in average balances and rates paid on deposits. The table on the next page provides comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities at March 31, 1998, 1997, and 1996.

NONINTEREST INCOME AND EXPENSE

     Virtually all of the fluctuation in noninterest income and expense during the first three months of 1998 was due to the sale of the Alachua County branches and the elimination of the corresponding income and expenses that accrued to those locations. During the same period last year, noninterest income grew $45,012 or 4.70%. Increases in service charges on deposit accounts and gains on investment securities were the major factors in the 1997 noninterest income results. Service charges on deposit accounts rose $37,319 or 5.23% at March 31, 1997 after increasing $76,493 or 12.01% in 1996. Deposits assumed from the Nassau County branches accounted for the majority of the 1997 improvement in service charges on deposit accounts and 53% of the 1996 improvement; the Nassau County locations were acquired on February 15, 1996. Salaries and employee benefits were up $66,705 or 4.24% at March 31, 1997 compared to 1996. Most of the increase was due to an entire quarter of salaries and employee benefits on the Nassau County locations in 1997 versus 1996. Net occupancy and equipment expense increased 6.08% during the first quarter of 1997 compared to 1996; most of the 1997 increase was attributable to a full quarter of depreciation and other occupancy expenses on the Nassau County locations. Other operating expense grew $96,940 or 14.50% during the 1997 first quarter due largely to increased legal and accounting fees and advertising expenses.

YEAR 2000

     The Company's computer hardware and software are configured to operate effectively in the year 2000 and beyond; as such, the Company has not incurred and does not expect to incur any significant costs in regards to its in-house computer system. The Company remains in discussion with its vendors and customers about their progress in addressing Year 2000 issues.

SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

                                                                                 AT MARCH 31
                                         -----------------------------------------------------------------------------------------
                                                    1998                            1997                           1996(5)
                                                    ----                            ----                           ----
AVERAGE BALANCES                         AVERAGE   INCOME/   YIELDS/    AVERAGE   INCOME/   YIELDS/    AVERAGE   INCOME/   YIELDS/
(AMOUNTS IN THOUSANDS)                   BALANCES  EXPENSE   RATES      BALANCES  EXPENSE   RATES      BALANCES  EXPENSE   RATES
----------------------                   --------  -------   -------    --------  -------   -------    --------  -------   -------
ASSETS:
Interest-earning assets:
 Loans, net(1)(3)                        $170,608  $ 4,754   11.15%     $182,411  $ 5,043   11.06%     $168,219  $ 4,759    11.32%
 Federal funds sold                        19,419      262    5.39%       17,970      234    5.21%       12,142      159     5.25%
 Taxable investment securities(2)          87,671    1,337    6.10%       86,949    1,357    6.24%       77,319    1,162     6.01%
 Tax-exempt investment securities(3)       17,743      373    8.42%       19,755      432    8.74%       20,814      477     9.16%
                                         --------  -------   ------     --------  -------   ------     --------  -------    ------
   Total interest-earning assets         $295,441  $ 6,726    9.11%     $307,085  $ 7,066    9.20%     $278,494  $ 6,557     9.42%
                                         ========  =======   ======     ========  =======   ======     ========  =======    ======

LIABILITIES:
Interest-bearing liabilities:
 Interest-bearing demand deposits(4)     $ 39,031  $   289    2.96%     $ 45,610  $   329    2.89%     $ 52,784  $   397     3.01%
 Savings(6)                                71,800      815    4.54%       68,633      767    4.47%       30,896      251     3.25%
 Time deposits                            114,213    1,661    5.82%      125,363    1,773    5.66%      132,027    1,970     5.97%
 U.S.Treasury demand note                     966       17    6.84%        1,280       14    4.53%          972       15     6.12%
 Note payable                                                              1,167       21    7.26%        2,232       41     7.42%
                                         --------  -------   ------     --------  -------   ------     --------  -------    ------
   Total interest-bearing liabilities    $226,010  $ 2,782    4.92%     $242,053  $ 2,904    4.80%     $218,911  $ 2,674     4.89%
                                         ========  =======   ======     ========  =======   ======     ========  =======    ======

Excess of interest-earning assets
   over interest-bearing liabilities     $ 69,431                       $ 65,032                        59,583
                                         ========                       ========                       ========
Interest rate spread                                          4.19%                          4.40%                          4.53%
                                                             ======                         ======                         ======
NET INTEREST INCOME                                $ 3,944                        $ 4,162                        $ 3,883
                                                   =======                        =======                        =======
NET INTEREST MARGIN                                           5.34%                          5.42%                          5.58%
                                                             ======                         ======                         ======

(1)Average loans are shown net of unearned income. Nonperforming loans are included. Additionally, interest income includes loan fees.

(2)Includes investment securities with original maturities of three months or less.

(3)Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%

(4)NOW and money market accounts.

(5)Certain reclassifications were made to conform with current year presentation.

(6)For details on deposit components, refer to the Liquidity section of this Analysis.

                         RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this statement did not have a significant impact on the Company's financial condition or results of operations.

                           FORWARD-LOOKING STATEMENTS

      The foregoing analysis reviews important factors affecting the financial condition and results of operations of the Company for the periods shown. The Company has made, and may continue to make, various forward-looking statements with respect to business and financial matters. These forward-looking statements are identified by their use of terms and phrases such as "anticipates," "intends," "goal," "continued," "estimates," "expects," "projects," "potential," "plans," "should," "believe," and scheduled." Although these statements are made in good faith and are believed to have a reasonable basis, the Company cautions that these forward-looking statements are subject to numerous assumptions, risks, and uncertainties, all of which may change over time. Actual results could vary significantly from forward-looking statements. This analysis should be read in conjunction with the Consolidated Financial Statements and related notes.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          (NOT APPLICABLE)

ITEM 2.   CHANGES IN SECURITIES
          (NOT APPLICABLE)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          (NOT APPLICABLE)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (NOT APPLICABLE)

ITEM 5.   OTHER INFORMATION
          (NOT APPLICABLE)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Index to Exhibits:

                         EXHIBIT TABLE                                   PAGE
          -------------------------------------                          ----
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

                                        SOUTHEASTERN BANKING CORPORATION
                                          (REGISTRANT)



                                        By: /s/ S. MICHAEL LITTLE
                                           -----------------------------------
                                             S. Michael Little, Vice President


                                        By: /s/ WANDA D. PITTS
                                           -----------------------------------
                                            Wanda D. Pitts, Secretary


Date:     MAY 13, 1998
     ----------------------

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION

27                  Financial Data Schedule