Form 10-Q
period 1998-06-30
SOUTHEASTERN BANKING CORP
filed 1998-08-14
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended............................................... 06-30-98
Commission File Number..............................................  2-83157

                        SOUTHEASTERN BANKING CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


           GEORGIA                                      58-1423423
-------------------------------           --------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
incorporation or organization)

     1010 NORTHWAY STREET
     DARIEN, GEORGIA                                      31305
---------------------------------------                 ----------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:     (912) 437-4141
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

    Indicate the numbcr of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        SHARES OUTSTANDING
-----                                        ------------------

Common Stock - $1.25 Par Value               3,580,797 Shares at 7-31-98


                        THIS DOCUMENT CONSISTS OF 16 PAGES.
                     THE EXHIBIT INDEX IS LOCATED AT PAGE 15.

                        SOUTHEASTERN BANKING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                  (UNAUDITED)



          ASSETS                                            6/30/98          12/31/97
          ------                                            -------          --------

Cash and due from banks                                  $  13,453,829    $  21,376,483

Federal funds sold                                          13,750,000       18,365,000
                                                         -------------    -------------
          Cash and cash equivalents                         27,203,829       39,741,483

Investment securities:
  Held-to-maturity (market value of approximately
    $21,701,000 and $20,158,000 at June 30, 1998
    and December 31, 1997)                                  20,954,496       19,348,874
  Available-for-sale, at market value                      107,032,002       89,323,195
                                                         -------------    -------------
          Total investment securities                      127,986,498      108,672,069

Loans, gross                                               165,521,279      190,455,167
  Unearned income                                           (3,578,611)      (3,632,308)
  Allowance for loan losses                                 (4,070,303)      (3,705,273)
                                                         -------------    -------------
          Loans, net                                       157,872,365      183,117,586

Premises and equipment, net                                  6,486,721        7,594,389
Intangible assets                                            1,572,369        3,058,197
Other assets                                                 5,538,778        5,714,109
                                                         -------------    -------------
          Total assets                                   $ 326,660,560    $ 347,897,833
                                                         =============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        -------------------------------------

Liabilities:
  Noninterest-bearing deposits                           $  50,937,115    $  56,824,279
  Interest-bearing deposits                                229,910,398      245,544,420
                                                         -------------    -------------
          Total deposits                                   280,847,513      302,368,699

U.S. Treasury demand note                                    2,962,409        3,770,688
Other liabilities                                            3,595,707        3,889,789
                                                         -------------    -------------
          Total liabilities                                287,405,629      310,029,176
                                                         -------------    -------------

Stockholders' equity:
  Common stock - $1.25 par value; authorized
    10,000,000 shares; issued and outstanding                4,475,996        4,475,996
    3,580,797 shares
  Additional paid-in-capital                                 1,391,723        1,391,723
  Retained earnings                                         33,325,555       31,986,080
                                                         -------------    -------------
          Realized stockholders'equity                      39,193,274       37,853,799
  Accumulated other comprehensive income -
    unrealized gains on investment securities                   61,657           14,858
                                                         -------------    -------------
          Total stockholders' equity                        39,254,931       37,868,657
                                                         -------------    -------------
           Total liabilities and stockholder's  equity   $ 326,660,560    $ 347,897,833
                                                         =============    =============

See notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                 QUARTER ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                                  1998             1997              1998               1997
                                              -----------------------------       -------------------------------

Interest income:
  Loans, including fees                       $ 4,562,315       $ 5,170,820        $ 9,299,299        $10,206,646
  Federal funds sold                              197,480           139,611            459,244            373,586
  Investment securities:
    Taxable                                     1,576,464         1,435,166          2,913,069          2,792,537
    Tax-exempt                                    258,810           279,218            505,844            565,152
                                              -----------       -----------        -----------        -----------
        Total interest income                   6,595,069         7,024,815         13,177,456         13,937,921
                                              -----------       -----------        -----------        -----------

Interest expense:
  Deposits                                      2,854,856         2,899,688          5,619,927          5,767,669
  U.S. Treasury demand note                        10,165            18,729             26,685             33,216
  Note payable to bank                               --              13,854              --                35,000
                                              -----------       -----------        -----------        -----------
        Total interest expense                  2,865,021         2,932,271          5,646,612          5,835,885
                                              -----------       -----------        -----------        -----------

        Net interest income                     3,730,048         4,092,544          7,530,844          8,102,036

Provision for loan losses                         315,000           430,000            630,000          1,055,000
                                              -----------       -----------        -----------        -----------
        Net interest income after
        provision for loan losses               3,415,048         3,662,544          6,900,844          7,047,036
                                              -----------       -----------        -----------        -----------

Noninterest income:
  Service charges on deposit accounts             619,495           757,618          1,251,374          1,508,241
  Investment securities gains, net                   --               2,000              8,123             13,327
  Gain on sale of branches before tax
    provision of $559,731                            --                --              101,908               --
  Other operating income                          255,859           139,086            507,601            380,433
                                              -----------       -----------        -----------        -----------
        Total other income                        875,354           898,704          1,869,006          1,902,001
                                              -----------       -----------        -----------        -----------
Noninterest expense:
  Salaries and employee benefits                1,528,772         1,661,741          3,081,890          3,300,682
  Net occupancy and equipment                     416,910           515,010            846,667          1,028,986
  Other operating expense                         708,330           831,044          1,454,538          1,596,393
                                              -----------       -----------        -----------        -----------
        Total other expense                     2,654,012         3,007,795          5,383,095          5,926,061
                                              -----------       -----------        -----------        -----------

        Income before income taxes              1,636,390         1,553,453          3,386,755          3,022,976

Income tax expense                                497,583           499,661          1,569,602            963,704
                                              -----------       -----------        -----------        -----------
        Net income                            $ 1,138,807       $ 1,053,792        $ 1,817,153        $ 2,059,272
                                              ===========       ===========        ===========        ===========

Basic earnings per share                      $      0.32       $      0.30        $      0.51        $      0.58
                                              ===========       ===========        ===========        ===========

Dividends per share                           $      0.06 2/3   $      0.06 1/3    $      0.13 1/3    $      0.12 2/3
                                              ===========       ===========        ===========        ===========


See notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                    QUARTER ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                                       1998         1997           1998          1997
                                                                  -------------------------    --------------------------

Net income                                                        $ 1,138,807   $ 1,053,792    $ 1,817,153    $ 2,059,272

Other comprehensive income:
  Unrealized gains on investment securities:
    Unrealized holding gains arising during period                      5,691       416,894         52,160         65,952
      (net of income tax expense of $2,932 and $214,764 for the
      quarter ended June 30, 1998 and 1997 and income tax
      expense of $26,870 and $33,975 for the six months
      ended June 30, 1998 and 1997)
    Less: Reclassification adjustment for gains included
      in net income (net of income tax benefit of $680 for
      the quarter ended June 30, 1997 and income tax benefit
      of $2,762 and $4,531 for the six months ended June 30,
      1998 and 1997)                                                                 (1,320)        (5,361)        (8,796)
                                                                  -----------   -----------    -----------    -----------
            Total other comprehensive income                            5,691       415,574         46,799         57,156
                                                                  -----------   -----------    -----------    -----------

            Comprehensive income                                  $ 1,144,498   $ 1,469,366    $ 1,863,952    $ 2,116,428
                                                                  ===========   ===========    ===========    ===========

See notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30
                                                                 1998            1997
                                                           ----------------------------

Cash flows from operating activities:
  Net income                                               $  1,817,153    $  2,059,272
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                   630,000       1,055,000
    Depreciation                                                453,739         526,929
    Amortization and accretion, net                             111,025         140,574
    Deferred income tax benefit                                 (17,998)        (16,032)
    Investment securities gains, net                             (8,123)        (13,327)
    Net gains on sales of other real estate                     (62,690)        (22,158)
    Gain on sale of branches before tax provision              (101,908)           --
    Changes in assets and liabilities:
           Decrease (increase) in other assets                  363,410        (215,642)
           Increase (decrease) in other liabilities             185,228        (755,921)
                                                           ------------    ------------
             Net cash provided by operating activities        3,369,836       2,758,695
                                                           ------------    ------------

Cash flows from investing activities:
    Proceeds from maturities of investment securities:
           Held-to-maturity                                   2,245,700       2,961,900
           Available-for-sale                                31,323,334      12,870,461
    Proceeds from sales of investment securities:
           Available-for-sale                                 3,501,562            --
    Proceeds from sales of other real estate                    346,430         311,456
    Purchase of investment securities:
           Held-to-maturity                                  (3,871,688)     (1,006,354)
           Available-for-sale                               (47,449,531)    (19,023,984)
    Net increase in short-term securities                    (4,995,525)           --
    Net decrease (increase) in loans                          6,465,982      (5,868,784)
    Additions to premises and equipment, net                   (244,290)       (145,630)
    Net funds paid in sale of branches                      (13,589,236)           --
                                                           ------------    ------------
           Net cash used in investing activities            (26,267,262)     (9,900,935)
                                                           ------------    ------------

Cash flows from financing activities:
    Net increase in demand, NOW, and
      savings deposits                                        4,854,858         335,261
    Net increase in certificates of deposit                   7,017,536          22,031
    Net (decrease) increase in U.S. Treasury demand note       (808,279)      1,251,530
    Payments on note payable                                       --          (850,000)
    Cash dividends paid                                        (704,343)       (668,177)
                                                           ------------    ------------
           Net cash provided by financing activities         10,359,772          90,645
                                                           ------------    ------------

Net decrease in cash and cash equivalents                   (12,537,654)     (7,051,595)

Cash and cash equivalents at beginning of year               39,741,483      32,505,525
                                                           ------------    ------------

Cash and cash equivalents at June 30                       $ 27,203,829    $ 25,453,930
                                                           ============    ============

See notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30,1998

                                  (UNAUDITED)

1.    ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

      The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefit and other transactions normally determined or settled at year-end. Operating results for the six months ended June 30, 1998 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.    SALE OF BRANCHES

      On January 16, 1998, the Company sold its three offices in Alachua County, Florida to First National Bank of Alachua. Cash, loans, and premises and equipment with book values of approximately $32,159,000 were sold while deposits and other liabilities totaling approximately $33,646,000 were divested. The premium paid to the Company totaled $1,487,461, resulting in a pretax gain of approximately $101,908 for book purposes and $1,487,461 for tax purposes. The book tax provision on the sale aggregated $559,731, resulting in an after-tax loss of $457,823.

3.    MERGER OF BANK SUBSIDIARIES

      At the close of business on June 25, 1998, Southeastern Bank of Florida merged with and into Southeastern Bank. The banking offices of Southeastern Bank of Florida are now operating as branches of Southeastern Bank. The merger of these wholly-owned subsidiaries did not have a significant impact on the Company's financial condition or results of operations.

4.    NEW ACCOUNTING PRONOUNCEMENTS

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Southeastern Banking Corporation (the Company) is a bank holding company headquartered in Darien, Georgia. Prior to June 25, 1998, the Company had two bank subsidiaries - Southeastern Bank (SEB) and Southeastern Bank of Florida (SEBF). At the close of business on June 25, SEBF, with offices in Callahan, Hilliard, and Yulee, merged with and into SEB. The merger of these two subsidiaries is expected to reduce the duplicative overhead costs associated with two separate entities. SEB, a state banking association also headquartered in Darien, now operates fourteen full-service banking offices in southeast Georgia and northeast Florida. Unless otherwise indicated, the ensuing Analysis presumes that SEB and SEBF have operated as a single entity for all periods presented and discussed.

         SEB acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County on February 15, 1996. Geographically, Nassau County borders Camden and Charlton Counties in south Georgia where SEB has other offices. SEB received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. SEB had total assets of approximately $326,067,000 at June 30, 1998 versus $320,379,000 at March 31, 1998 and $347,272,000 at year-end 1997.

         Total assets declined $21,237,273 or 6.10% at June 30, 1998 compared to year-end 1997. During the year-ago period, total assets grew $1,451,151 or 0.43%. Virtually all of the current decline in total assets was attributable to the January branch sale; this decline was partially offset by asset growth at other SEB locations during the first half of 1998. Including short-term instruments,(1) investment securities represented 42% of earning assets at June 30, 1998 versus 35% at December 31, 1997. Loans declined to 53% of earning assets at June 30, 1998 from 59% at year-end 1997 and 61% at June 30, 1997.

(1) Investment securities with original maturities of three months or less.


LOANS

         Net loans declined an additional $1,119,320 since March 31, 1998, declining an aggregate $24,880,191 or 13.32% year-to-date. The majority, or 70%, of the six month decline was attributable to the Alachua divestiture. The remaining drop resulted chiefly from customer repayment of large commercial loans. The net loans to deposit ratio totaled 57.66% at June 30, 1998 compared to 61.79% and 63.89% at year-end 1997 and June 30, 1997. During the same period last year, net loans grew $4,539,043 or 2.47%. The Company remains focused on quality loan growth in its northeast Florida and southeast Georgia markets.

         Nonaccrual loans declined an appreciable 71.35% or $553,000 since year-end 1997, comprising 0.14% of net loans at June 30, 1998. Total nonperforming loans represented O.37% of net loans at June 30, 1998 compared to 0.62% and 0.96% at December 31, 1997 and June 30, 1997. Loans to three separate borrowers comprised $560,000 or 93% of nonaccrual and restructured loan balances at June 30, 1998. Additionally, approximately 32% of loans past due 90 days or more pertained to eight separate borrowers. Management is unaware of any other material concentrations within nonperforming loans. The table below provides further information about nonperforming assets and loans past due 90 days or more:

NONPERFORMING ASSETS
(Amounts in thousands)                     6/30/98 12/31/97 6/30/97  12/31/96
----------------------------------------   ------- -------- -------  --------
Nonaccrual loans                           $  222   $  775   $1,414   $  686
Restructured loans(1)                         381      389      395      418
                                           ------   ------   ------   ------
     Total nonperforming loans                603    1,164    1,809    1,104
Foreclosed real estate(2)                   1,041      722      570      726
                                           ------   ------   ------   ------
     Total nonperforming assets            $1,644   $1,886   $2,379   $1,830
                                           ======   ======   ======   ======
Accruing loans past due 90 days or more    $2,434   $1,767   $1,578   $1,100
                                           ======   ======   ======   ======

(1) Does not include restructured loans that yield a market rate.
(2) Includes only other real estate acquired through foresclosure or in settlement of debts previously contracted.


Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms is doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Foreclosed real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the status of loans categorized as commercial, financial, agricultural, and real estate to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is reversed. All known potential problem loans were included in nonperforming loans for all periods presented except December 31, 1996. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000. Subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values. The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. A significant portion of the Company's loans are collateralized by real estate. Loans secured by real estate totaled approximately $107,273,000 at June 30, 1998.

         The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. As a percent of net loans, the allowance increased 53 basis points to 2.51% at June 30, 1998 from 1.98% at December 31, 1997. The substantial jump in the allowance ratio was foremost a function of the decline in net loans outstanding since year-end 1997. The provision provided from income returned to pre-1997 levels, aggregating $630,000 at mid-year 1998 versus $1,055,000 at June 30, 1997 and $600,000 at June 30, 1996. The increased provision last year was necessary to cover higher charge-offs in the commercial loan portfolio. Net charge-offs totaled $264,971 at June 30, 1998, down substantially, or $869,094, from 1997's $1,134,065. Changes to the allowance as a percent of total nonperforming assets were not significant for the periods presented. Activity in the allowance is presented in the table on the next page.


                                                              SIX MONTHS ENDED JUNE 30
ALLOWANCE FOR LOAN LOSSES                                 --------------------------------
(Amounts in thousands)                                      1998        1997        1996
------------------------------------------------          --------    --------    --------
Allowance for loan losses at beginning of year            $  3,705    $  3,735    $  3,532
Provision for loan losses                                      630       1,055         600
Charge-offs:
          Commercial, financial, and agricultural              130       1,029          82
          Real estate - construction                             0           0           0
          Real estate - mortgage                                33           2          90
          Consumer, including credit cards                     368         390         315
                                                          --------    --------    --------
                    Total charge-offs                          531       1,421         487
                                                          --------    --------    --------
Recoveries:
          Commercial, financial, and agricultural               46          63          37
          Real estate - construction                             0           0           0
          Real estate - mortgage                                 5           1           5
          Consumer, including credit cards                     215         222         122
                                                          --------    --------    --------
                    Total recoveries                           266         286         164
                                                          --------    --------    --------
                    Net charge-offs                            265       1,135         323
                                                          --------    --------    --------
Allowance for loan losses at June 30                      $  4,070    $  3,655    $  3,809
                                                          ========    ========    ========
Net loans outstanding(1) at June 30                       $161,943    $188,278    $180,820
                                                          ========    ========    ========
Average loans outstanding at June 30                      $166,570    $184,168    $172,043
                                                          ========    ========    ========
Ratios:
          Allowance to net loans                              2.51%       1.94%       2.11%
                                                          ========    ========    ========
          Net charge-offs to average loans (annualized)       0.32%       1.23%       0.38%
                                                          ========    ========    ========
          Provision to average loans (annualized)             0.76%       1.15%       0.70%
                                                          ========    ========    ========

----------

1) Net of unearned income

         Management believes the allowance was adequate at June 30, 1998 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management estimates that the provision will total $600,000 during the second half of 1998. Net charge-offs are expected to remain substantially lower in 1998 than 1997.

OTHER ASSETS

         Gross premises and equipment declined $1,012,539 during the first six months of 1998 due to the sale of the Alachua County branches; offsetting capital expenditures during the six month period totaled $244,290. Approximately 78% of the 1998 expenditures to-date pertain to the construction of a new branch facility for our Nicholls location. Gross premises and equipment declined last year due largely to the transfer of the Hawthorne Road real property values to other real estate. Southeastern Bank of Florida's Hawthorne Road office in Gainesville was closed on January 31, 1997 due to its low deposit and loan volumes and poor growth prospects; this closing had minimal impact on our financial position.

         Intangible assets declined during the first half of 1998 due to the elimination of goodwill associated with the Alachua offices. As shown in the Capital Adequacy section of this Analysis, the elimination of the Alachua goodwill had a favorable impact on the Company's capital ratios. Other assets declined $175,331 year-to-date. The other assets decline resulted primarily from reductions in repossessed inventory balances and accrued interest receivables on loans. The decline in accrued interest receivables represented a byproduct of the January branch sale and overall lower loan volumes during the first two quarters of 1998. The decline in accrued interest receivables and repossessed inventory balances was negated in part by a $319,000 increase in foreclosed real estate. The nonperforming assets table on page 7 provides comparative details on foreclosed real estate balances.


                                   LIQUIDITY

         Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by deposit growth and by payments and maturities of the loan and investment securities portfolios. At June 30, 1998, investment securities with carrying values of approximately $24,422,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access to short-term funding sources such as U.S. Treasury demand notes, Federal Home Loan Bank advances,(1) and federal funds purchased. The Company has unsecured federal funds lines of credit from other banks totaling $11,500,000. At June 30, 1998 and December 31, 1997, the Company had no amounts outstanding under these lines.

AVERAGE DEPOSITS

         As a consequence of the January branch sale, average deposits declined during the first half of 1998. Savings balances continued to represent a larger portion of deposits, underscoring the popularity of the SMARTSAVER account that was introduced in March 1996. The composition of average deposits at June 30 for each of the last three years is shown in the Average Balances table included in the Operations section of the Analysis.

(1) The Company became a member of the Federal Home Loan Bank of Atlanta (FHLB) in 1997; to date, the Company has not received any FHLB advances.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

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

         The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at June 30, 1998:

                                                                             AT JUNE 30, 1998
INTEREST RATE SENSITIVITY                            ----------------------------------------------------------------------
(Amounts in thousands)                                                       REPRICING WITHIN
------------------------------------------------     -------------------------------------------------------
                                                                                                     MORE
                                                        0-3            4-12          ONE-FIVE      THAN FIVE
                                                       MONTHS          MONTHS          YEARS          YEARS          TOTAL
                                                     ---------       ---------       ---------      ---------      ---------
INTEREST RATE SENSITIVE ASSETS:
     Federal funds sold                              $  13,750            --              --             --        $  13,750
     Securities(1)                                       9,959          18,019          81,409         17,177        126,564
     Loans(3)                                           57,574          19,771          49,885         38,069        165,299
                                                     ---------       ---------       ---------      ---------      ---------
         Total interest rate sensitive assets           81,283          37,790         131,294         55,246        305,613
                                                     ---------       ---------       ---------      ---------      ---------
INTEREST RATE SENSITIVE LIABILITIES:
     Deposits(2)                                       138,291          62,009          29,489            121        229,910
     U. S.Treasury demand note                           2,962            --              --             --            2,962
                                                     ---------       ---------       ---------      ---------      ---------
         Total interest rate sensitive
            liabilities                                141,253          62,009          29,489            121        232,872
                                                     ---------       ---------       ---------      ---------      ---------
Interest rate sensitivity gap                        $ (59,970)      $ (24,219)      $ 101,805      $  55,125      $  72,741
                                                     =========       =========       =========      =========      =========
CUMULATIVE INTEREST RATE SENSITIVITY GAP             $ (59,970)      $ (84,189)      $  17,616      $  72,741
                                                     =========       =========       =========      =========
Ratio of cumulative gap to total interest
   rate sensitive assets                                (19.62)%        (27.55)%          5.76%         23.80%
                                                     =========       =========       =========      =========
Ratio of cumulative interest rate sensitive
   assets to interest rate sensitive liabilities         57.54%          58.58%         107.57%        131.24%
                                                     =========       =========       =========      =========
Cumulative gap at December 31, 1997(3)               $ (57,546)      $ (88,526)      $  14,367      $  66,329
                                                     =========       =========       =========      =========
Cumulative gap at June 30, 1997(3)                   $ (45,894)      $ (71,119)      $  37,455      $  67,200
                                                     =========       =========       =========      =========

----------

(1) Distribution of maturities for available-for sale securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.
(2) NOW, money market, and savings account balances are included in the 0-3 months repricing category.
(3) At June 30, 1997, distribution of maturities for installments loans was based on scheduled contractual payments. At June 30, 1998 and December 31, 1997, no cash flow assumptions other than final contractual maturities were made for installment loans with fixed rates. Nonaccrual loans have been excluded from the 1998 and year-end 1997 totals.


         The overall change in our gap position was not significant at June 30, 1998 compared to year-end 1997. As expected, the Company's cumulative gap position remained negative through the one year time interval. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets. Virtually all of the decline in rate sensitive assets and liabilities since 1997 is attributable to the Alachua divestiture.

         The gap analysis does not fully reflect the complexities of the Company's interest rate sensitivity position and the imact of interest rate movements on the Company's financial position, cash flows, and interest income.

For example, the gap analysis presumes that all loans(3) and securities(1) will perform according to their contractual maturities when, in may cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. In addition, the repricing of various categories of assets and liabilities is subject to competitive pressures, customer needs, and other external factors. The Company monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market condition.


                                CAPITAL ADEQUACY

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiary are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital(1) ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well-capitalized" institution, the Tier 1 capital ratio, total capital ratio, and Tier 1 leverage ratio must equal or exceed 6%, 10% and 5%, respectively. Unrecognized gains and losses on investment securities are excluded from the calculation of risk-based capital. The Company is committed to maintaining a well-capitalized bank.

         Our capital ratios for the most recent periods are presented in the table below.

CAPITAL RATIOS(1)
(Amounts in thousands)                          6/30/98        12/31/97       6/30/97     12/31/96
-------------------------------------------     --------      ----------      --------   ----------
Tier 1 capital:
     Realized stockholders' equity              $  39,193      $  37,854      $ 35,883    $  34,277
     Intangible assets and other adjustments       (1,589)        (3,075)       (3,254)      (3,434)
                                                ---------      ---------      --------    ---------
         Total Tier 1 capital                      37,604         34,779        32,629       30,843
                                                ---------      ---------      --------    ---------
Tier 2 capital:
     Portion of allowance for loan losses           2,148          2,444         2,440        2,400
     Allowable long-term debt                        --             --            --           --
                                                ---------      ---------      --------    ---------
          Total Tier 2 capital                      2,148          2,444         2,440        2,400
                                                ---------      ---------      --------    ---------
      Total risk-based capital                  $  39,752      $  37,223      $ 35,069    $  33,243
                                                =========      =========      ========    =========
      Risk-weightcd assets                      $ 169,943      $ 194,224      $194,017     $190,630
                                                =========      =========      ========    =========
      Risk-based ratios:
           Tier 1 capital                           22.13%         17.91%        16,83%       16.18%
                                                =========      =========      ========    =========
           Total risk-based capital                 23.39%         19.16%        18.09%       17.44%
                                                =========      =========      ========    =========
      Tier 1 leverage ratio                         11.69%         10.31%         9.90%        9.42%
                                                =========      =========      ========    =========
      Realized stockholders'(1) equity
        to assets                                   12.00%         10.88%        10.64%       10.20%
                                                =========      =========      ========    =========

----------

(1) The Company is not subject to the market risk capital guidelines recently adopted by the regulatory authorities; these guidelines created Tier 3 capital.

Due to the climination of certain intangible assets, the sale of the Alachua County locations did not have a negative impact on our capital ratios. Book value per share increased $0.38 to $10.95 during the first half of 1998. Dividends per share totaled $0.13 1/3 year-to-date at June 30, 1998, up 5.27% from 1997.

                             RESULTS OF OPERATIONS


      Net income for the second quarter totaled $1,138,807, up $85,015 or 8.07% from the 1997 second quarter and up $460,461 or 67.88% from the 1998 first quarter. For the year-to-date period, net income totaled $1,817,153, down $242,119 or 11.76% from the same period in 1997. The primary factor in our year-to-date results was the after-tax loss associated with the January 16, 1998 sale of our Alachua County offices. Including state and federal income tax expense of $559,731, the Company recognized an after-tax loss of $457,823 on the sale of the Alachua offices. The tax effect of the sale of the central Florida locations was anticipated by management in 1997 and represented a necessary byproduct of the Company's efforts to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets. Fortunately, this tax liability constitutes a nonrecurring charge. Excluding the after-tax loss from the sale of the Alachua locations, year-to-date earnings totaled $2,274,976 at June 30, 1998 versus $2,059,272 at June 30, 1997. Our 1998 earnings to-date were also affected by an overall decline in net interest income; refer to the next section of this Analysis for details. Earnings declined $252,652 or 10.93% during the first six months of 1997 compared to 1996. A $455,000 increase in the provision for loan losses was the most significant factor in the earnings decline a year ago. The increased provision in 1997 was necessary to cover higher charge-offs in the commercial loan portfolio. As further discussed in the Financial Condition section of this Analysis, the provision provided from income returned to pre-1997 levels, declining $425,000 or 40.28% at June 30, 1998 compared to 1997 and increasing a mere $30,000 from June 30, 1996. On a per share basis, net income totaled $0.51, $0.58, and $0.65 during the first half of 1998, 1997, and 1996. The annualized return on beginning equity was 9.60% at June 30, 1998 versus 12.02% a year ago.

NET INTEREST INCOME

      Net interest income declined $571,192 or 7.05% during the first half of 1998 compared to 1997 after increasing $521,459 or 6.88% during the same period in 1997. Approximately 70% of the net interest income decline at June 30, 1998 was attributable to the sale of the Alachua offices. The table on the next page provides comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities at June 30, 1998, 1997, and 1996.

NONINTEREST INCOME AND EXPENSE

      Except for increases in other operating income attributable to mortgage origination fees and book gains on sales of other real estate, virtually all of the fluctuation in noninterest income and expense during the first two quarters of 1998 resulted from the sale of the Alachua County branches and the elimination of the corresponding income and expenses that accrued to those locations. During the first half of 1997 compared to 1996, other income declined $99,697 or 4.98%. Reduced gains on sales of other real estate, declines in commissions on the sale of credit life insurance, and a $12,310 drop in service charges on deposit accounts were principal factors in the 1997 results. Salaries and employee benefits were up $96,489 or 3.01% at June 30, 1997 compared to 1996. Approximately 25% of the 1997 increase was attributable to an entire half-year of salaries and employee benefits on the Nassau County locations in 1997 versus 1996; the remaining 75% increase in employee expenses last year ensued from normal benefit accruals. Most of the $39,867 or 4.03% increase in net occupancy and equipment expense at June 30, 1997 was due to a full six months of depreciation and other occupancy expenses on the Nassau County locations. Other operating expenses increased $148,610 or 10.26% during the first half of 1997 due largely to increased legal and accounting fees and losses on deposit accounts.

SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

                                                                                 AT JUNE 30
                                         -----------------------------------------------------------------------------------------
                                                    1998                            1997                           1996(5)
                                                    ----                            ----                           ----
AVERAGE BALANCES                         AVERAGE   INCOME/   YIELDS/    AVERAGE   INCOME/   YIELDS/    AVERAGE   INCOME/   YIELDS/
(AMOUNTS IN THOUSANDS)                   BALANCES  EXPENSE   RATES      BALANCES  EXPENSE   RATES      BALANCES  EXPENSE   RATES
----------------------                   --------  -------   -------    --------  -------   -------    --------  -------   -------
ASSETS:
Interest-earning assets:
 Loans, net(1)(3)                        $166,570  $ 9,327   11.20%     $184,168  $10,221   11.10%     $172,043  $ 9,731    11.31%
 Federal funds sold                        16,826      459    5.46%       13,982      374    5.34%       13,169      342     5.20%
 Taxable investment securities(2)          96,564    2,913    6.03%       89,667    2,793    6.23%       85,020    2,563     6.03%
 Tax-exempt investment securities(3)       18,512      765    8.26%       19,421      853    8.79%       21,130      964     9.12%
                                         --------  -------   ------     --------  -------   ------     --------  -------    ------
   Total interest-earning assets         $298,472  $13,464    9.02%     $307,238  $14,241    9.27%     $291,362  $13,600     9.34%
                                         ========  =======   ======     ========  =======   ======     ========  =======    ======

LIABILITIES:
Interest-bearing liabilities:
 Interest-bearing demand deposits(4)     $ 39,333  $   591    2.99%     $ 44,981  $   649    2.89%     $ 51,488  $   760     2.95%
 Savings(6)                                72,578    1,663    4.58%       69,783    1,565    4.49%       43,391      883     4.07%
 Time deposits                            114,785    3,366    5.86%      125,034    3,554    5.68%      133,452    3,932     5.89%
 U.S.Treasury demand note                     996       27    5.42%        1,256       33    5.29%          957       26     5.39%
 Note payable                                                                946       35    7.40%        2,107       78     7.38%
                                         --------  -------   ------     --------  -------   ------     --------  -------    ------
   Total interest-bearing liabilities    $227,692  $ 5,647    4.96%     $242,000  $ 5,836    4.82%     $231,395  $ 5,679     4.91%
                                         ========  =======   ======     ========  =======   ======     ========  =======    ======

Excess of interest-earning assets
   over interest-bearing liabilities     $ 70,780                       $ 65,238                       $ 59,967
                                         ========                       ========                       ========
Interest rate spread                                          4.06%                          4.45%                          4.43%
                                                             ======                         ======                         ======
NET INTEREST INCOME                                $ 7,817                        $ 8,405                        $ 7,921
                                                   =======                        =======                        =======
NET INTEREST MARGIN                                           5.24%                          5.47%                          5.44%
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

YEAR 2000

         The Company has developed and implemented a strategic plan to address Year 2000 issues. The Year 2000 problem involves the risk that various systems will not operate correctly beyond the century date change-over on January 1, 2000. The Company has identified the various systems impacted, assessed the risks involved, and is currently testing the systems for compliance. Testing is projected to be substantially complete by December 31, 1998. Because the Company's computer hardware and software are configured to operate effectively in the year 2000 and beyond, the Company has not incurred and does not expect to incur any significant costs in regards to its in-house computer system. The Company has contacted and remains in discussion with its vendors and major loan customers about their progress in addressing their exposure to the Year 2000 issue.


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


                                       SOUTHEASTERN BANKING CORPORATION
                                       (REGISTRANT)



                                        By: /s/ S. MICHAEL LITTLE
                                           ----------------------
                                             S. Michael Little, Vice President


                                        By: /s/ WANDA D. PITTS
                                           -------------------
                                             Wanda D. Pitts, Secretary



Date: August 12, 1998

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

27             Financial Data Schedule