Form 10-Q
period 1998-09-30
SOUTHEASTERN BANKING CORP
filed 1998-11-16
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended.................................................. 09-30-98
Commission File Number.................................................  2-83157

                        SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             GEORGIA                                        58-1423423
----------------------------------------          ------------------------------
  (State or other jurisdiction                         (I. R. S. Employer
of incorporation or organization)                      Identification No.)



       1010 NORTHWAY STREET
       DARIEN, GEORGIA                                        31305
----------------------------------------          ------------------------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:       (912) 437-4141
                                                  ------------------------------


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

Common Stock - $1.25 Par Value                      3,580,797 Shares at 10-31-98


                       THIS DOCUMENT CONSISTS OF 16 PAGES.
                    THE EXHIBIT INDEX IS LOCATED AT PAGE 15.

                        SOUTHEASTERN BANKING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                  (UNAUDITED)

                         ASSETS                                      9/30/98        12/31/97
                                                                ------------------------------
Cash and due from banks                                         $   9,764,654    $  21,376,483

Federal funds sold                                                  5,950,000       18,365,000
                                                                ------------------------------
                   Cash and cash equivalents                       15,714,654       39,741,483

Investment securities:
       Held-to-maturity (market value of approximately
           $22,293,000 and $20,158,000 at September 30, 1998
           and December 31, 1997)                                  21,358,257       19,348,874
       Available-for-sale, at market value                        115,358,524       89,323,195
                                                                ------------------------------
                   Total investment securities                    136,716,781      108,672,069

Loans, gross                                                      170,071,563      190,455,167
       Unearned income                                             (3,578,928)      (3,632,308)
       Allowance for loan losses                                   (4,142,424)      (3,705,273)
                                                                ------------------------------
                   Loans, net                                     162,350,211      183,117,586

Premises and equipment, net                                         6,572,409        7,594,389
Intangible assets                                                   1,524,688        3,058,197
Other assets                                                        5,122,168        5,714,109
                                                                ==============================
                   Total assets                                 $ 328,000,911    $ 347,897,833
                                                                ==============================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing deposits                              $  49,682,890    $  56,824,279
      Interest-bearing deposits                                   232,955,136      245,544,420
                                                                ------------------------------
                 Total deposits                                   282,638,026      302,368,699

U. S. Treasury demand note                                          1,094,481        3,770,688
Other liabilities                                                   3,669,101        3,889,789
                                                                ------------------------------
                 Total liabilities                                287,401,608      310,029,176
                                                                ------------------------------

Stockholders' equity:
      Common stock - $1.25 par value;  authorized
         10,000,000 shares; issued and outstanding                  4,475,996        4,475,996
         3,580,797 shares
      Additional paid-in-capital                                    1,391,723        1,391,723
      Retained earnings                                            34,335,581       31,986,080
                                                                ------------------------------
                 Realized stockholders' equity                     40,203,300       37,853,799
      Accumulated other comprehensive income -  unrealized
         gains on investment securities                               396,003           14,858
                                                                ------------------------------
                 Total stockholders' equity                        40,599,303       37,868,657
                                                                ------------------------------
                 Total liabilities and stockholders' equity     $ 328,000,911    $ 347,897,833
                                                                ==============================


See notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                          QUARTER ENDED SEPTEMBER 30          NINE MONTHS ENDED SEPTEMBER 30
                                                            1998                1997             1998                1997
                                                       -------------------------------        ------------------------------
Interest income:
      Loans, including fees                            $ 4,626,991         $ 5,283,022        $13,926,290        $15,489,668
      Federal funds sold                                    96,756             203,119            556,000            576,705
      Investment securities:
          Taxable                                        1,763,538           1,397,171          4,676,607          4,189,708
          Tax-exempt                                       275,290             266,198            781,134            831,350
                                                       -------------------------------        ------------------------------
                  Total interest income                  6,762,575           7,149,510         19,940,031         21,087,431
                                                       -------------------------------        ------------------------------

Interest expense:
      Deposits                                           2,939,756           3,009,042          8,559,683          8,776,711
      U. S. Treasury demand note                            13,232              16,063             39,917             49,279
      Note payable to bank                                                       5,880                                40,880
                                                       -------------------------------        ------------------------------
                  Total interest expense                 2,952,988           3,030,985          8,599,600          8,866,870
                                                       -------------------------------        ------------------------------

                  Net interest income                    3,809,587           4,118,525         11,340,431         12,220,561

Provision for loan losses                                  300,000             330,000            930,000          1,385,000
                                                       -------------------------------        ------------------------------
                  Net interest income after
                  provision for loan losses              3,509,587           3,788,525         10,410,431         10,835,561
                                                       -------------------------------        ------------------------------

Noninterest income:
     Service charges on deposit accounts                   613,747             784,773          1,865,121          2,293,014
     Investment securities gains, net                       (7,027)              7,000              1,096             20,327
     Gain on sale of branches before tax
         provision of $559,731                                                                    101,908
     Other operating income                                226,553             166,223            734,154            546,656
                                                       -------------------------------        ------------------------------
                  Total other income                       833,273             957,996          2,702,279          2,859,997
                                                       -------------------------------        ------------------------------

Noninterest expense:
     Salaries and employee benefits                      1,489,850           1,639,103          4,571,740          4,939,785
     Net occupancy and equipment                           432,167             527,349          1,278,834          1,556,335
     Other operating expense                               618,489             645,916          2,073,027          2,242,309
                                                       -------------------------------        ------------------------------
                  Total other expense                    2,540,506           2,812,368          7,923,601          8,738,429
                                                       -------------------------------        ------------------------------

                  Income before income taxes             1,802,354           1,934,153          5,189,109          4,957,129

Income tax expense                                         553,489             624,190          2,123,091          1,587,894
                                                       -------------------------------        ------------------------------
                  Net income                           $ 1,248,865         $ 1,309,963        $ 3,066,018        $ 3,369,235
                                                       ===============================        ==============================

Basic earnings per share based on
     3,580,797 shares outstanding                      $      0.35         $      0.38        $      0.86        $      0.94
                                                       ===============================        ==============================

Dividends per share                                    $      0.06 2/3     $      0.06 1/3    $      0.20        $      0.19
                                                       ===============================        ==============================

See notes to consolidated financial statements

                        SOUTHEASTERN BANKING CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                       QUARTER ENDED SEPTEMBER 30     NINE MONTHS ENDED SEPTEMBER 30
                                                                            1998          1997             1998           1997
                                                                       ---------------------------    ------------------------------
Net income                                                             $ 1,248,865     $ 1,309,963     $ 3,066,018     $ 3,369,235

Other comprehensive income:
      Unrealized gains on investment securities:
           Unrealized holding gains arising during period                  329,708         204,193         381,868         270,145
               (net of income tax expense of $169,850 and $105,190
               for the quarter ended September 30, 1998 and 1997
               and income tax expense of $196,720 and $139,166 for
               the nine months ended September 30, 1998 and 1997)
           Less:  Reclassification adjustment for losses (gains)
               included in net income (net of income tax expense
               of $2,389 and income tax benefit of $2,380 for the
               quarter ended September 30, 1998 and 1997 and
               income tax benefit of $373 and $6,911 for the nine
               months ended September 30, 1998 and 1997)                     4,638          (4,620)           (723)        (13,416)
                                                                       ---------------------------    ------------------------------
                Total other comprehensive income                           334,346         199,573         381,145         256,729
                                                                       ---------------------------    ------------------------------

                Comprehensive income                                   $ 1,583,211     $ 1,509,536     $ 3,447,163     $ 3,625,964
                                                                       ===========================     ===========================


See notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                                             1998              1997
                                                                        ------------------------------
Cash flows from operating activities:
    Net income                                                          $  3,066,018      $  3,369,235
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                            930,000         1,385,000
        Depreciation                                                         625,287           779,411
        Amortization and accretion, net                                      153,711           215,401
        Deferred income tax benefit                                          (17,998)          (16,032)
        Investment securities gains, net                                      (1,096)          (20,327)
        Net gains on sales of other real estate                             (102,293)          (56,661)
        Gain on sale of branches before tax provision                       (101,908)
        Changes in assets and liabilities:
             Decrease (increase) in other assets                             264,057            20,862
             Increase (decrease) in other liabilities                        258,623           101,342
                                                                        ------------------------------
                          Net cash provided by operating activities        5,074,401         5,778,231
                                                                        ------------------------------

Cash flows from investing activities:
       Proceeds from maturities of investment securities:
             Held-to-maturity                                              3,460,800         3,698,900
             Available-for-sale                                           43,739,486        24,166,214
       Proceeds from sales of investment securities:
             Available-for-sale                                            4,992,122
       Proceeds from sales of other real estate                              699,186           504,726
       Purchases of investment securities:
             Held-to-maturity                                             (5,485,878)       (1,506,214)
             Available-for-sale                                          (70,183,788)      (28,526,287)
       Net increase in short-term securities                              (3,994,620)
       Net decrease (increase) in loans                                    1,707,018        (4,879,425)
       Additions to premises and equipment, net                             (489,837)         (217,367)
       Net funds paid in sale of branches                                (13,589,236)
                                                                        ------------------------------
                          Net cash used in investing activities          (39,144,747)       (6,759,453)
                                                                        ------------------------------

Cash flows from financing activities:
      Net increase in demand, NOW, and
          savings deposits                                                 4,197,037        (5,139,119)
      Net increase in certificates of deposit                              9,465,869         1,324,792
      Net (decrease) increase in U. S. Treasury demand note               (2,676,207)        1,084,546
      Payments on note payable                                                              (1,175,000)
      Cash dividends paid                                                   (943,182)         (894,842)
                                                                        ------------------------------
                          Net cash provided by financing activities       10,043,517        (4,799,623)
                                                                        ------------------------------

Net decrease in cash and cash equivalents                                (24,026,829)       (5,780,845)

Cash and cash equivalents at beginning of year                            39,741,483        32,505,525
                                                                        ------------------------------

Cash and cash equivalents at September 30                               $ 15,714,654      $ 26,724,680
                                                                        ==============================


See notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)


1.       ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

         The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefit and other transactions normally determined or settled at year-end. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         SEB acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County on February 15, 1996. Geographically, Nassau County borders Camden and Charlton Counties in south Georgia where SEB has other offices. SEB received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. SEB had total assets of approximately $328,001,000 at September 30, 1998 versus $326,661,000 at June 30, 1998 and $347,898,000 at year-end 1997.

         Total assets declined $19,896,922 or 5.72% at September 30, 1998 compared to year-end 1997. During the year-ago period, total assets also declined $1,072,316 or 0.32%. The decline in total assets is attributable to the sale of the Alachua branches, partially offset by growth generated by the remaining branches during 1998. As a percent of earning assets, investments, including short-term instruments,(1) increased to 45% at September 30, 1998, from 35% at December 31, 1997 and September 30, 1997. Loans declined to 53% of earning assets at September 30, 1998 from 59% at year-end 1997 and 60% at September 30, 1997.

(1)  Investment securities with original maturities of three months or less.

LOANS

         Net loans declined $20,767,375 or 11.34% since December 31, 1997, but increased $4,477,846 or 2.84% when compared to June 30, 1998, thus reversing a downward trend. The divestiture of the Alachua branches accounts for majority of the decline in net loans. The remaining drop resulted chiefly from customer repayment of large commercial loans. Net loans for the same nine month period in 1997 increased $2,791,780 or 1.55%.

         Nonaccrual loans continued to decline at September 30, 1998, down $66,000 and $619,000 compared to June 30, 1998 and December 31, 1997, respectively. Total nonperforming loans decreased 54.21% or $631,000 when compared to year-end. While foreclosed real estate increased $129,000 at September 30, 1998 when compared to December 31, 1997, it was still down $205,000 compared to the end of the third quarter in 1997. Of the loans past due 90 days or more, 38.56% pertain to eight customers. Management is unaware of any other material concentrations within within nonperforming loans. The table below provides further information about nonperforming assets and loans past due 90 days or more:

------------------------------------------------------------------------------------------
   NONPERFORMING ASSETS
   (Amounts in thousands)                          9/30/98   12/31/97    9/30/97   12/31/96
------------------------------------------------------------------------------------------
  Nonaccrual loans                                 $  156     $  775     $  930     $  686
  Restructured loans(1)                               377        389        391        418
                                                   ------     ------     ------     ------
           Total nonperforming loans                  533      1,164      1,321      1,104
  Foreclosed real estate(2)                           851        722      1,056        726
                                                   ------     ------     ------     ------
           Total nonperforming assets              $1,384     $1,886     $2,377     $1,830
                                                   ------     ------     ------     ------
  Accruing loans past due 90 days or more          $2,513     $1,767     $1,231     $1,100
                                                   ------     ------     ------     ------

(1)  Does not include restructured loans that yield a market rate
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Nonperforming loans include loans classified as nonaccrual when it appears that future collection of principal or interest according to contractual terms is doubtful and loans whose terms have been restructured to provide for a reduction or deferral of either interest or principal because of a deterioration in the financial position of the borrower. Foreclosed real estate represents real property acquired by actual foreclosure or directly by title or deed transfer in settlement of debt. The Company continues to accrue interest on consumer loans that are contractually past due 90 days or more, if in management's opinion the interest is collectible, up to the time of repossessing the underlying collateral or charging the loan amount against the allowance for loan losses. The Company changes the status of loans categorized as commercial, financial, agricultural, and real estate to nonaccrual when the loan becomes past due 90 days or more and management determines that the ultimate collectibility of the loan is doubtful or the borrower has declared bankruptcy. All nonaccrual loans are reduced to the lesser of the market value of the underlying real estate or other collateral as determined by an independent appraisal or the principal balance of the loan being placed on nonaccrual status. Accrued interest on any loan switched to nonaccrual status is reversed. All known potential problem loans were included in nonperforming loans for all periods presented except December 31, 1996. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000. Subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values. The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Significant portions of the Company's loans are collateralized by real estate. Loans secured by real estate totaled approximately $107,014,000 at September 30, 1998.

         The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The ratio of the allowance for loan losses as a percentage of net loans was 2.49%, an increase of 51 basis points from 1.98% at December 31, 1997. The increase in this ratio is a function of the decline in loans since the end of 1997 and management not reducing the provision for loan losses. At September 30 1998 the provision for loan losses, $930,000, was down $455,000 when compared to the end of the third quarter in 1997, but was comparable to the provision provided during the first nine months of 1996. The increased provision last year was necessary to cover higher charge-offs in the commercial loan portfolio. Net charge-offs for the nine months ended September 30, 1998 reflects a substantial decrease of $931,000, from 1997. Activity in the allowance is presented in the table on the next page.

--------------------------------------------------------------------------------------------------
   ALLOWANCE FOR LOAN LOSSES                                    NINE MONTHS ENDED SEPTEMBER 30
                                                             -------------------------------------
   (Amounts in thousands)                                       1998          1997         1996
--------------------------------------------------------------------------------------------------
  Allowance for loan losses at beginning of year             $  3,705      $  3,735      $  3,532
  Provision for loan losses                                       930         1,385           910
  Charge-offs:
           Commercial, financial, and agricultural                203         1,040           130
           Real estate - construction                               0             0             0
           Real estate - mortgage                                  82           193           152
           Consumer, including credit cards                       585           585           429
                                                             --------      --------      --------
                    Total charge-offs                             810         1,818           711
                                                             --------      --------      --------
  Recoveries:
           Commercial, financial, and agricultural                 71            84           311
           Real estate - construction                               0             0             0
           Real estate - mortgage                                   8             5            11
           Consumer, including credit cards                       238           305           204
                                                             --------      --------      --------
                    Total recoveries                              317           394           546
                                                             --------      --------      --------
                    Net charge-offs                               493         1,424           165
                                                             --------      --------      --------
  Allowance for loan losses at September 30                  $  4,142      $  3,696      $  4,277
                                                             ========      ========      ========
  Net loans outstanding(1) at September 30                   $166,493      $186,493      $185,194
                                                             ========      ========      ========
  Average loans outstanding at September 30                  $165,512      $186,168      $175,502
                                                             ========      ========      ========
  Ratios:
           Allowance to net loans                                2.49%         1.98%         2.31%
                                                             ========      ========      ========
           Net charge-offs to average loans (annualized)         0.40%         1.02%         0.13%
                                                             ========      ========      ========
           Provision to average loans (annualized)               0.75%         0.99%         0.69%
                                                             ========      ========      ========

(1)  Net of unearned income

         Management believes the allowance was adequate at September 30, 1998 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management estimates that the provision will total $300,000 during the remainder of 1998. Net charge-offs are expected to remain substantially lower in 1998 than 1997.

OTHER ASSETS

         Gross premises and equipment declined $1,021,980 during the first nine months of 1998 due to the sale of the Alachua County branches which offset the capital expenditures during the year. The major capital expenditure to-date pertain to the construction of a new branch facility for our Nicholls location. Gross premises and equipment declined last year due largely to the transfer of the Hawthorne Road real property values to other real estate. Southeastern Bank of Florida's Hawthorne Road office in Gainesville was closed on January 31, 1997 due to its low deposit and loan volumes and poor growth prospects; this closing had minimal impact on our financial position.

         As a result of the sale of the Alachua County offices, intangible assets declined $1,533,509 or 50.14% during 1998. As shown in the Capital Adequacy section of this Analysis, the elimination of the Alachua goodwill had a favorable impact on the Company's capital ratios. Other assets declined $591,941 or 10.36% at September 30, 1998 as compared to December 31, 1997. The other assets decline resulted primarily from reductions in repossessed inventory and accrued interest receivable on loans. The decline in accrued interest receivable represented a byproduct of the January branch sale and overall lower loan volumes during the first three quarters of 1998.

                                    LIQUIDITY

         Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by deposit growth and by payments and maturities of the loan and investment securities portfolios. At September 30, 1998, investment securities with carrying values of approximately $22,741,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access to short-term funding sources such as U. S. Treasury demand notes, Federal Home Loan Bank advances(1), and federal funds purchased. The Company has unsecured federal funds lines of credit from other banks totaling $11,500,000. At September 30, 1998 and December 31, 1997, the Company had no amounts outstanding under these lines.

AVERAGE DEPOSITS

         Average deposits declined during the first nine months of 1998 due to the sale of the Alachua branches. Savings balances continued to represent a larger portion of deposits, underscoring the popularity of the SMARTSAVER account that was introduced in March 1996. The composition of average deposits at September 30 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

(1) The Company became a member of the Federal Home Loan Bank of Atlanta (FHLB) in 1997; to date, the Company has not received any FHLB advances.




                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

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

         The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at September 30, 1998:

-----------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY                                          AT SEPTEMBER 30, 1998
(Amounts in thousands)                                -----------------------------------------------------------------------
                                                                           REPRICING WITHIN
-------------------------------------------------------------------------------------------------------------
                                                                                                       MORE
                                                         0 - 3          4 - 12       ONE - FIVE     THAN FIVE
                                                         MONTHS         MONTHS          YEARS          YEARS         TOTAL
                                                      -----------------------------------------------------------------------
INTEREST RATE SENSITIVE ASSETS:
  Federal funds sold                                  $   5,950                                                     $   5,950
  Securities(1)                                           8,187          16,149          87,542         23,098        134,976
  Loans(3)                                               56,856          21,232          54,562         37,264        169,914
                                                      -----------------------------------------------------------------------
     Total interest rate sensitive assets                70,993          37,381         142,104         60,362        310,840
                                                      -----------------------------------------------------------------------

INTEREST RATE SENSITIVE LIABILITIES:

  Deposits(2)                                           135,360          63,369          34,109            117        232,955
  U. S. Treasury demand note                              1,094                                                         1,094
                                                      -----------------------------------------------------------------------
     Total interest rate sensitive
         liabilities                                    136,454          63,369          34,109            117        234,049
                                                      -----------------------------------------------------------------------
Interest rate sensitivity gap                         $ (65,461)      $ (25,988)      $ 107,995      $  60,245      $  76,791
                                                      =======================================================================
CUMULATIVE INTEREST RATE SENSITIVITY GAP              $ (65,461)      $ (91,449)      $  16,546      $  76,791
                                                      ========================================================
Ratio of cumulative gap to total interest
    rate sensitive assets                                (21.06)%        (29.42)%          5.32%         24.70%
                                                      ========================================================
Ratio of cumulative interest rate sensitive
    assets to interest rate sensitive liabilities         52.03%          54.23%         107.07%        132.81%
                                                      ========================================================
Cumulative gap at December 31, 1997(3)                $ (57,546)      $ (88,526)      $  14,367      $  66,329
                                                      ========================================================
Cumulative gap at September 30, 1997(3)               $ (46,456)      $ (67,511)      $  39,778      $  68,519
                                                      =======================================================================


(1) Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.
(2) NOW, money market, and savings account balances are included in the 0-3 months repricing category.
(3) At September 30, 1997, distribution of maturities for installment loans was based on scheduled contractual payments. At September 30, 1998 and December 31, 1997, no cash flow assumptions other than final contractual maturities were made for installment loans with fixed rates. Nonaccrual loans have been excluded from the 1998 and year-end 1997 totals.

         The overall gap position has changed very little at September 30, 1998 compared to year-end 1997. The Company continues to have a negative gap position at the three months and one year time intervals. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets. Virtually all of the decline in rate sensitive assets and liabilities since 1997 is attributable to the Alachua divestiture.

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

                                CAPITAL ADEQUACY

         Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and its subsidiary are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital1 ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 3%. To be considered a "well-capitalized" institution, the Tier 1 capital ratio, total capital ratio, and Tier 1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively. Unrecognized gains and losses on investment securities are excluded from the calculation of risk-based capital. The Company is committed to maintaining a well-capitalized bank.

         Our capital ratios for the most recent periods are presented in the table below:

           -------------------------------------------------------------------------------------------------------
           CAPITAL RATIOS(1),(2)
           (Amounts in thousands)                          9/30/98       12/31/97        9/30/97        12/31/96
           -------------------------------------------------------------------------------------------------------
           Tier 1 capital:
             Realized stockholders' equity               $  40,203       $  37,854       $  36,967       $  34,277
             Intangible assets and other adjustments        (1,539)         (3,075)         (3,156)         (3,434)
                                                         ---------------------------------------------------------
               Total Tier 1 capital                         38,664          34,779          33,811          30,843
                                                         ---------------------------------------------------------
           Tier 2 capital:
             Portion of allowance for loan losses            2,206           2,444           2,425           2,400
             Allowable long-term debt                           --              --              --              --
                                                         ---------------------------------------------------------
               Total Tier 2 capital                          2,206           2,444           2,425           2,400
                                                         ---------------------------------------------------------
           Total risk-based capital                      $  40,870       $  37,223       $  36,236       $  33,243
                                                         =========================================================
           Risk-weighted assets                          $ 174,518       $ 194,224       $ 192,715       $ 190,630
                                                         =========================================================
           Risk-based ratios:
             Tier 1 capital                                  22.15%          17.91%          17.54%          16.18%
                                                         =========================================================
             Total risk-based capital                        23.42%          19.16%          18.80%          17.44%
                                                         =========================================================
           Tier 1 leverage ratio                             11.82%          10.31%          10.11%           9.42%
                                                         =========================================================
           Realized stockholders' equity
             to assets                                       12.28%          10.88%          11.04%          10.20%
                                                         =========================================================

(1) The Company is not subject to the market risk capital guidelines recently adopted by the regulatory authorities; these guidelines created Tier 3 capital.
(2) Certain reclassifications have been made to conform with current year presentation.

Due to the elimination of certain intangible assets, the sale of the Alachua County locations did not have a negative impact on our capital ratios. Book value per share increased $0.66 to $11.23 during the first three quarters of 1998. Dividends per share totaled $0.20 year-to-date at September 30, 1998, up 5.26% from 1997.

                              RESULTS OF OPERATIONS

         Net income for the third quarter of 1998 was $1,248,865 down $61,098 or 4.66% compared to the same period in 1997. At September 30, 1998 the year to date net income was down $303,217 or 9.00% when compared to the year to date net income at September 30, 1997. The primary factor in our year-to-date results was the after-tax loss associated with the January 16, 1998 sale of our Alachua County offices. Including state and federal income tax expense of $559,731, the Company recognized an after-tax loss of $457,823 on the sale of the Alachua offices. The tax effect of the sale of the central Florida locations was anticipated by management in 1997 and represented a necessary byproduct of the Company's efforts to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets. Fortunately, this tax liability constitutes a nonrecurring charge. Ignoring the effects of the after tax loss associated with the aforementioned sale, net income year to date would be up 4.59% over the same period in 1997. Our 1998 earnings to-date were also affected by an overall decline in net interest income; refer to the next section of this Analysis for details. Earnings declined $167,609 or 4.74% during the first nine months of 1997 compared to 1996. A $475,000 increase in the provision for loan losses was the most significant factor in the earnings decline a year ago. The increased provision in 1997 was necessary to cover higher charge-offs in the commercial loan portfolio. As further discussed in the Financial Condition section of this Analysis, the provision provided from income returned to pre-1997 levels, declining $455,000 or 32.85% at September 30, 1998 compared to 1997 and increasing a mere $20,000 from September 30, 1996. On a per share basis, net income totaled $0.86, $0.94, and $0.99 during 1998, 1997, and 1996. The annualized return on beginning equity was 10.80% at September 30, 1998 versus 13.11% a year ago.

NET INTEREST INCOME

         Net interest income declined $880,130 or 7.20% during the nine month period ended September 30, 1998 compared to the same period in 1997 after increasing $616,194 or 5.31% for the same period in 1997 over 1996. The sale of the Alachua offices along with an increase in interest bearing deposits accounted for the majority of this decline. The table on the next page provides comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the periods ended September 30, 1998, 1997, and 1996.

NONINTEREST INCOME AND EXPENSE

         Except for increases in other operating income attributable to mortgage origination fees and book gains on sales of other real estate, virtually all of the fluctuation in noninterest income and expense during the first three quarters of 1998 resulted from the sale of the Alachua County branches and the elimination of the corresponding income and expenses that accrued to those locations. During the three quarters of 1997 compared to 1996, other income declined $121,293 or 18.16%. Reduced gains on sales of other real estate, declines in commissions on the sale of credit life insurance, and a $15,434 drop in service charges on deposit accounts were principal factors in the 1997 results. Salaries and employee benefits were down $368,045 or 7.45% at September 30, 1998 compared to the same period in 1997 which was up $83,095 or 1.71% compared to 1996. The decrease in 1998 can be attributed to the Alachua sale and approximately 25% of the 1997 increase was attributable to salaries and employee benefits on the Nassau County locations in 1997 versus 1996; the remaining 75% increase in employee expenses last year ensued from normal benefit accruals. The divestiture of the offices in Alachua resulted in net occupancy expense for the nine months in 1998, down $277,501 or 17.83%, when compared to 1997. Most of the $21,216 or 1.38% increase in net occupancy and equipment expense at September 30, 1997 was due to depreciation and other occupancy expenses on the Nassau County locations. Other operating expense in 1998 compared to 1997 declined $169,282 or 7.55% after increasing $58,949 or 2.70% during 1997 over 1996. The increased legal and accounting fees and losses on deposit account for the 1997 increase.

SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

---------------------------------------------------------------------------------------------------------------------------
                                                                            AT SEPTEMBER 30
                                                  -------------------------------------------------------------------------
                                                                 1998                                   1997
                                                  -------------------------------------------------------------------------
AVERAGE BALANCES                                   AVERAGE      INCOME/      YIELDS/      AVERAGE      INCOME/     YIELDS/
(Amounts in thousands)                             BALANCES     EXPENSE      RATES        BALANCES     EXPENSE     RATES
---------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
   Loans, net(1),(3)                              $165,512      $ 13,967       11.28%     $186,168     $ 15,517      11.14%
   Federal funds sold                               13,623           556        5.46%       14,739          577       5.23%
   Taxable investment securities(2)                103,538         4,666        6.03%       88,903        4,190       6.30%
   Tax-exempt investment securities(3)              19,076         1,177        8.25%       19,266        1,256       8.71%
                                                  -------------------------------------------------------------------------
        Total interest-earning assets             $301,749      $ 20,366        9.02%     $309,076     $ 21,540       9.32%
                                                  ========================================================================

LIABILITIES:
Interest-bearing liabilities:
   Interest-bearing demand deposits(4)            $ 39,742      $    901        3.03%     $ 44,246     $    950       2.89%
   Savings(6)                                       72,762         2,513        4.62%       72,194        2,413       4.49%
   Time deposits                                   116,160         5,143        5.92%      125,583        5,414       5.68%
   U. S. Treasury demand note                          971            40        5.45%        1,236           49       5.29%
   Note payable                                                                                731           41       7.48%
                                                  -------------------------------------------------------------------------
       Total interest-bearing liabilities         $229,635      $  8,597        5.01%     $243,899     $  8,867       4.86%
                                                  ========================================================================

Excess of interest-earning assets
      over interest-bearing liabilities           $ 72,114                                $ 65,177
                                                  ========================================================================
Interest rate spread                                                            4.01%                                 4.46%
                                                  ========================================================================
NET INTEREST INCOME                                             $ 11,769                               $ 12,673
                                                  ========================================================================
NET INTEREST MARGIN                                                             5.21%                                 5.48%
                                                  ========================================================================

--------------------------------------------------------------------------------
                                                        AT SEPTEMBER
                                              ----------------------------------
                                                            1996(5)
                                              ----------------------------------
AVERAGE BALANCES                               AVERAGE     INCOME/      YIELDS/
(Amounts in thousands)                        BALANCES     EXPENSE      RATES
--------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
   Loans, net(1),(3)                          $175,502     $ 14,899       11.31%
   Federal funds sold                           10,061          394        5.22%
   Taxable investment securities(2)             87,818        4,016        6.10%
   Tax-exempt investment securities(3)          21,459        1,460        9.07%
                                              ----------------------------------
        Total interest-earning assets         $294,840     $ 20,769        9.38%
                                              ==================================

LIABILITIES:
Interest-bearing liabilities:
   Interest-bearing demand deposits(4)        $ 52,746     $  1,096        2.95%
   Savings(6)                                   49,461        1,569        4.07%
   Time deposits                               132,366        5,834        5.89%
   U. S. Treasury demand note                    1,020           40        5.24%
   Note payable                                  1,923          107        7.39%
                                              ----------------------------------
       Total interest-bearing liabilities     $237,516     $  8,646        4.85%
                                              ==================================

Excess of interest-earning assets
      over interest-bearing liabilities       $ 57,324
                                              ==================================
Interest rate spread                                                       4.53%
                                              ==================================
NET INTEREST INCOME                                        $ 12,123
                                              ==================================
NET INTEREST MARGIN                                                        5.48%
                                              ==================================


(1) Average loans are shown net of unearned income. Nonperforming loans are included. Additionally, interest income includes loan fees.
(2) Includes investment securities with original maturities of three months or less.
(3) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%.
(4)  NOW and money market accounts.
(5) Certain reclassifications were made to conform with current year presentation.
(6) For details on deposit components, refer to the Liquidity section of this Analysis.

YEAR 2000

         The Company has developed and implemented a strategic plan to address Year 2000 issues. The Year 2000 problem involves the risk that various systems will not operate correctly beyond the century date change-over on January 1, 2000. The Company has identified the various systems impacted, assessed the risks involved, and has completed testing of the operating system for compliance. All other testing is projected to be substantially complete by December 31, 1998. Because the Company's computer hardware and software are configured to operate effectively in the year 2000 and beyond, the Company has not incurred and does not expect to incur any significant costs in regards to its in-house computer system. The Company has contacted and remains in discussion with its vendors and major loan customers about their progress in addressing their exposure to the Year 2000 issue.

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

                                   SOUTHEASTERN BANKING CORPORATION
                                   (REGISTRANT)



                                    By:      /s/  S. MICHAEL LITTLE
                                       -----------------------------------------
                                              S. MICHAEL LITTLE, VICE PRESIDENT


                                    By:      /s/  WANDA D. PITTS
                                       -----------------------------------------
                                             WANDA D. PITTS, SECRETARY

Date:     NOVEMBER 12, 1998

                                 EXHIBIT INDEX


EXHIBIT                                DESCRIPTION
-------                                -----------

  27                        Financial Data Schedule