Form 10-K
period 1998-12-31
SOUTHEASTERN BANKING CORP
filed 1999-03-31
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended..............................................12-31-98
Commission File Number..................................................2-83157


                        SOUTHEASTERN BANKING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             GEORGIA                                 58-1423423
    -------------------------------              ------------------
    (State or other jurisdiction of              (I. R. S. Employer
    incorporation or organization)               Identification No.)


        1010 NORTHWAY STREET
            DARIEN, GEORGIA                            31305
--------------------------------------               ---------
(Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code:     (912) 437-4141
                                                        --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                ---------------
                                (Title of Class)

                Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                ----------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

     As of February 26, 1999, 3,580,797 shares of $1.25 par value common stock of Southeastern Banking Corporation (the Company) were issued and outstanding, and the aggregate market value of the shares of $1.25 par value common stock of the Company held by nonaffiliates was approximately $44,460,070 (based on a per share price of $19.25 which is based on over-the-counter trades executed by principal market-makers).

                      This Document consists of 59 pages.
                    The Exhibit Index is located at page 57.

                        SOUTHEASTERN BANKING CORPORATION

                      DOCUMENTS INCORPORATED BY REFERENCE

--------------------------------------------------------------------------------
                                      PART NUMBER AND ITEM
 DOCUMENTS INCORPORATED               NUMBER OF FORM 10-K INTO
 BY REFERENCE                         WHICH INCORPORATED
--------------------------------------------------------------------------------

 The Company's Annual Report          Part IV - Item 14
 on Form 10-K for the Year
 Ended December 31, 1990
================================================================================

PART I

ITEM 1.  BUSINESS.

1. HISTORY AND ORGANIZATION. Southeastern Banking Corporation (the Company) and its wholly-owned subsidiaries, Southeastern Bank and SBC Financial Services, Inc., provide a full array of financial services to meet the needs of individual, corporate, and government customers in southeast Georgia and northeast Florida. The Company's corporate offices are located at 1010 Northway Street, Darien, Georgia.

The Company was formed in 1980 to serve as the parent holding company of its then sole subsidiary bank, The Citizens Bank, Folkston, Georgia, which later changed its name to Southeastern Bank (SEB). In 1983, the Company acquired The Darien Bank, Darien, Georgia. Since 1983, the Company has acquired three additional financial institutions in the southeast Georgia market. These acquisitions were consummated by merging the acquired bank with SEB; the acquired banks were subsequently converted to branches of SEB. In this manner, the Company acquired The Camden County State Bank, Woodbine, Georgia, in 1984; the Jeff Davis Bank, Hazlehurst, Georgia, in 1986; and the Nicholls State Bank, Nicholls, Georgia, in 1988. In 1990, SEB merged with and into The Darien Bank, with The Darien Bank being the surviving bank in the merger operating under its 1888 Charter. Immediately, The Darien Bank changed its name to "Southeastern Bank." SEB is a state banking association incorporated under the laws of the State of Georgia.

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

On October 14, 1994, the Company acquired 100% of the outstanding common stock of United Citizens Bank of Alachua County, Alachua, Florida under the name Southeastern Bank of Florida (SEBF). The aggregate consideration paid by the Company pursuant to the transaction was approximately $5,139,000, payable in cash to the shareholders of Alachua. On February 15, 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in northeast Florida's Nassau County; the Company received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. Geographically, Nassau County borders Camden and Charlton Counties in southeast Georgia where the Company has other offices.

On January 16, 1998, SEBF sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. At the close of business on June 25, 1998, SEBF merged with and into SEB. The merger of the two bank subsidiaries is expected to reduce the duplicative overhead costs associated with two separate entities. For additional information regarding the branch sale and the SEBF-SEB merger, see Notes 1 and 2 to the consolidated financial statements.

SBC Financial Services, Inc. (SBCF) was formed in 1998 to sell insurance and annuity products to the public. An initial investment of $50,000 was made by the Company in SBCF. The Company expects to make additional capital investments in its new subsidiary during its infancy. As it matures, SBCF is expected to supplement and grow existing fee income, thereby increasing the Company's profitability and shareholder value. SBCF is currently licensed to sell insurance in Georgia. The insurance subsidiary had minimal impact on the Company's financial condition and results of operations in 1998.

2. BUSINESS. SEB, the Company's commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and atm network in northeast Florida and southeast Georgia. SEB's primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. At December 31, 1998, SEB operated fourteen full-service banking offices with total assets exceeding $337 million. A list of SEB offices is provided in Part I, Item 2. SBCF, the Company's insurance subsidiary, provides insurance agent and brokerage services for general insurance. In addition to fixed and indexed annuities, products offered include life, health, auto, homeowner's, and business owner's insurance. As the insurance program develops, SBCF plans to expand its product offerings.

The Federal Reserve Bank of Atlanta is the principal correspondent of the Company's bank subsidiary. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama. SBCF sells insurance in conjunction with two subagents, Community Bank Marketing and Palmer & Cay. In exchange for providing marketing and other support, the subagents receive a varying percentage of the commissions earned on insurance and annuity sales.

At December 31, 1998, the Company and its subsidiaries had 154 and 14 full and part-time employees. Three of these employees are licensed to sell insurance to customers in Georgia.

3. COMPETITION. The diversity of the Company's trade area results in varying degrees of competition in each of its Georgia and Florida markets. With the exception of Brantley County in Georgia, the Company has direct competition with other commercial banks, savings and loan associations, and credit unions in each market area. The Company currently competes directly with one federal credit union but no commercial banks or savings and loan associations in Brantley County. In mid-1999, another state-chartered commercial bank is scheduled to open in Brantley County; this new bank will intensify competition in this market area.

Previously, the Georgia legislature imposed restrictions on intrastate branching. In 1996, the Georgia General Assembly passed an intrastate branching bill that relaxes these restrictions: Effective July 1, 1996, Georgia banks were permitted to branch into three additional counties, and effective July 1, 1998, all branching restrictions were removed. The intrastate branching bill gives the Company opportunities for growth as well as intensifies competition. The Florida legislature does not have any restrictions on intrastate branching.

The Company faces increasingly aggressive competition from other domestic lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously reserved for commercial banks has intensified competition. Because these nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility.

4. SUPERVISION AND REGULATION. As a bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (Federal Reserve). SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (GDBF), is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation. Various federal and state laws also regulate the operations of SEB, requiring the maintenance of reserves against deposits, limiting the nature of loans and interest that may be charged thereon, and restricting investments and services offered. SEB's operations are also affected by numerous consumer laws and regulations. In addition to the impact of regulation, the Company is also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. The Company's nonbank subsidiary is regulated and supervised by applicable bank, insurance, and various other regulatory agencies.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may now acquire banks located in any other state, subject to certain conditions, including concentration limits. A bank may now establish branches across state lines by merging with a bank in another state (unless applicable state law prohibits such interstate mergers), provided certain conditions are met.

The Company is expected to act as a source of financial strength to, and commit resources to support, its bank subsidiary. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the applicable institution is "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as those terms are defined under regulations issued by each of the federal banking agencies. The Company and its bank subsidiary are considered "well-capitalized" by their respective federal banking regulators. The Company's capital position is delineated in Note 15 to the consolidated financial statements and in the Capital Adequacy section of Part II, Item 7.

There are various legal and regulatory limits on the amount of dividends the bank subsidiary may pay the Company. Additionally, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.

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


ITEM 2.  PROPERTIES.

COMPANY PROPERTY. The Company's executive offices are located in SEB's main banking office at 1010 Northway Street, Darien, Georgia.

BANKING FACILITIES. Besides its main office in Darien, SEB has thirteen branch offices in northeast Florida and southeast Georgia as shown in the table on the next page.

--------------------------------------------------------------------------------

BRANCH LOCATIONS
--------------------------------------------------------------------------------

FLORIDA           305 South Kings Road               1376 East State Road
                  Nassau County                      Nassau County
                  CALLAHAN, FLORIDA 32011            YULEE, FLORIDA 32097

                  7964 W. County Road 108
                  Nassau County
                  HILLIARD, FLORIDA 32046

--------------------------------------------------------------------------------

GEORGIA           620 S. Peterson Street            Highway 40 East
                  Coffee County                     Camden County
                  DOUGLAS, GEORGIA 31533            KINGSLAND, GEORGIA 31548

                  Highway 17                        110 Bacon Street
                  McIntosh County                   Brantley County
                  EULONIA, GEORGIA 31331            NAHUNTA, GEORGIA 31553

                  101 Love Street                   910 Van Streat Highway
                  Charlton County                   Coffee County
                  FOLKSTON, GEORGIA 31537           NICHOLLS, GEORGIA 31554

                  14 Hinson Street                  2512 Osborne Road
                  Jeff Davis County                 Camden County
                  HAZLEHURST, GEORGIA 31539         ST. MARYS, GEORGIA 31558

                  107 E. Main Street                Bedell Avenue & Highway 17
                  Brantley County                   Camden County
                  HOBOKEN, GEORGIA 31542            WOODBINE, GEORGIA 31569
--------------------------------------------------------------------------------

At December 31, 1998, the Company owned all of its banking facilities. See Note 7 to the consolidated financial statements for further property information.

INSURANCE FACILITIES. SBCF leases office space from SEB at 1010 Northway Street, Darien, Georgia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

Prior to November 1996, the Company's stock was not traded publicly and no specific market prices could be quoted. Sales prices were obtained from information volunteered by shareholders and the Company's service as transfer agent. In November 1996, a principal market-maker, and in late 1997, a second market-maker,(1) began trading the Company's stock publicly over-the-counter under the symbol "SEBC." The high and low sales prices for 1998, 1997, and the fourth quarter of 1996 are based on information being posted to electronic bulletin boards by the market-makers, as applicable. These market prices may include dealer mark-up, markdown, and/or commission.

The table below sets forth the high and low sales prices and the cash dividends declared on the Company's common stock during the periods indicated. The market price and dividend data have been restated to give retroactive effect to the stock split paid on August 9, 1996.

                                             SALES PRICE
MARKET SALES PRICE &                     -------------------       DIVIDENDS
   DIVIDENDS DECLARED      QUARTER       HIGH         LOW          DECLARED
-----------------------------------------------------------------------------
1998                         4TH          21         17 1/2        0.18 2/3
                             3RD          21 1/2     21            0.06 2/3
                             2ND          24         18 1/2        0.06 2/3
                             1ST          23         17 1/2        0.06 2/3
1997                         4th          18 3/8     17            0.13
                             3rd          18 1/2     17 1/2        0.06 1/3
                             2nd          18 1/2     17            0.06 1/3
                             1st          18 1/2     17            0.06 1/3
1996                         4th          16         12 2/3        0.12 1/3
                             3rd          12 2/3     12 2/3        0.06
                             2nd          12         10 1/3        0.06
                             1st          10 1/3     10 1/3        0.06

------------
(1)  The second market-maker did not complete any trades until 1998.

The Company had 447 shareholders of record at December 31, 1998.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends.

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company's bank subsidiary may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the bank subsidiary for payment in 1999 without such prior approval is approximately $2,233,000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

FINANCIAL DATA                             1998          1997           1996           1995           1994
------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
AT DECEMBER 31
Total assets                             $337,933      $347,898       $335,826       $296,956       $283,814
Loans, net of unearned income             164,761       186,823        183,739        165,385        156,272
Allowance for loan losses                   3,407         3,705          3,735          3,532          3,257
Deposits                                  292,697       302,369        294,353        259,540        251,030
Long-term debt                                  0             0          1,450          2,525          3,500
Realized stockholders' equity              40,861        37,854         34,277         30,558         27,298
------------------------------------------------------------------------------------------------------------
FOR THE YEAR
Net interest income                      $ 15,217      $ 16,391       $ 15,636       $ 14,617       $ 12,601
Provision for loan losses                   1,230         1,715          1,475          1,200          1,130
Net income                                  4,393         4,722          4,805          4,287          3,651
Common dividends paid                       1,182         1,122          1,062          1,003            943
------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
Basic earnings                           $  1.23       $   1.32       $  1.34        $   1.20       $   1.02
Dividends declared                          0.38 2/3       0.32          0.30 1/3        0.28 2/3       0.27
Book value                                  11.41         10.57           9.57           8.53           7.62
------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average assets                     1.35%         1.40%          1.49%          1.50%          1.47%
Return on beginning equity                  11.60         13.78          15.72          15.70          14.83
Tier 1 capital ratio                        22.37         17.91          16.18          16.26          15.07
Total capital ratio                         23.62         19.16          17.44          17.52          16.33
Tier 1 leverage ratio                       11.78         10.31           9.42           9.67           8.79
------------------------------------------------------------------------------------------------------------

The per share data has been restated to give retroactive effect to the stock split paid on August 9, 1996. The book value per share excludes the effects of mark-to-market accounting for investment securities.

See Notes 2 and 3 to the consolidated financial statements for information regarding business combinations and divestitures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DESCRIPTION OF BUSINESS AND FINANCIAL CONDITION

Southeastern Banking Corporation is a financial services company headquartered in Darien, Georgia. Prior to June 25, 1998, the Company had two bank subsidiaries - SEB and SEBF. At the close of business on June 25, SEBF, with offices in Callahan, Hilliard, and Yulee, merged with and into SEB. The merger of SEB and SEBF is expected to reduce duplicative overhead costs associated with two separate entities. SEB, a state banking association also headquartered in Darien, now operates fourteen full-service banking offices in southeast Georgia and northeast Florida. Unless otherwise indicated, the ensuing Analysis presumes that SEB and SEBF have operated as a single entity for all periods presented and discussed.

SEB acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in North Florida's Nassau County on February 15, 1996. Geographically, Nassau County borders Camden and Charlton Counties in south Georgia where SEB has other offices. SEB received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. For additional information regarding the sale of the Alachua offices, refer to the disclosures provided under Results of Operations. SEB had total assets of approximately $337,327,000 at year-end 1998 versus $327,419,000 at September 30, 1998 and
$347,274,000 at December 31, 1997.

Additionally, prior to 1998, the Company had no subsidiaries other than commercial banks. In 1998, the Company formed an insurance subsidiary, SBC Financial Services, Inc. (SBCF), to sell insurance and annuity products, initially to customers in Georgia. An inaugural investment of $50,000 was made by the Company in SBCF. The Company expects to make additional capital investments in its new subsidiary during its infancy. As it matures, SBCF is expected to supplement and grow existing noninterest income, thereby increasing the Company's profitability and shareholder value. The insurance subsidiary had a nominal impact on the Company's financial condition and results of operations in 1998.

Total assets declined $9,964,501 or 2.86% at December 31, 1998 compared to year-end 1997. During the year-ago period, total assets grew $12,072,215 or 3.59%. Virtually all of the 1998 decline in total assets was attributable to the January branch sale; this decline was partially offset by asset growth at the remaining SEB locations during 1998. Investment securities increased to 42% of earning assets at December 31, 1998 from 35% at December 31, 1997; the vast majority of year-end holdings were concentrated in U. S. Government and agency obligations. Loans comprised 53% of earning assets at year-end 1998 versus 59% at December 31, 1997 and 60% at December 31, 1996.

Loans

Net loans(1) declined $22,061,720 or 11.81% at year-end 1998 compared to 1997. The net loans to deposit ratio aggregated 56.29% at December 31, 1998 versus 61.79% and 62.42% at year-end 1997 and 1996. The majority, or 79%, of the 1998 decline in loan balances was attributable to the Alachua divestiture.

(1) Net of unearned income.

The remaining drop resulted from overall declines in commercial loans outstanding at other SEB locations. The decline in commercial loans outstanding resulted from multiple factors, including normal pay-offs, the loss of several sizeable loans to competitors offering below market fixed rates over unusually long repayment terms, and the removal of several large problem credits from the portfolio. In the latter case, the Company primarily encouraged several large problem credits whose financial condition had deteriorated to seek alternative financing. Although commercial loan demand has slowed in the Company's market areas, consumer loan demand has grown. The consumer loan portfolio grew an appreciable 2.8% from 1998 to 1997. Management is committed to growing the consumer portfolio and reversing the decline in the commercial portfolio by a) utilizing competitive pricing on loan products and b) developing additional loan relationships with strong borrowers, all without compromising portfolio quality. In 1997, net loans grew $3,083,670 or 1.68%.

Nonperforming loans, the chief component of nonperforming assets, aggregated approximately $1,246,000 at year-end 1998, increasing $82,000 or 7.04% from year-end 1997. As a percent of net loans, nonperforming loans totaled 0.76%, 0.62%, and 0.60% at December 31, 1998, 1997, and 1996. The 1998 increase in nonperforming loans resulted from net additions to nonaccrual balances since 1997. No reduction in nonaccrual balances has been made for the portion of such loans wholly or partially guaranteed by the U.S. Small Business Administration. For each of the last three years, such guarantees would have reduced nonaccrual balances by $84,000, $68,000, and $0. Foreclosed real estate balances, another component of nonperforming assets, were up approximately $56,000 at year-end 1998 compared to December 31, 1997 but down $73,000 from September 30, 1998. At December 31, 1998, 92% of nonperforming loans pertained to four separate borrowers; more significantly, 78% of total balances pertained to merely two borrowers. Approximately 61.18% of foreclosed real estate balances were derived from funding originally extended to four separate borrowers. Although the largest individual parcels consisted of commercial properties, overall foreclosed real estate balances consisted predominantly of residential real estate at year-end 1998. Of the loans past due 90 days or more at year-end, 25.89% pertained to six customers. Except as otherwise indicated, management is unaware of any other material concentrations within nonperforming loans. The table below provides further information about nonperforming assets and loans past due 90 days or more:

NONPERFORMING ASSETS
AT DECEMBER 31,                                       1998      1997      1996
--------------------                                 ------    ------    ------
(IN THOUSANDS)
Nonaccrual loans:
         Commercial, financial, and agricultural    $  622    $  675    $  417
         Real estate - construction                      0         0         0
         Real estate - mortgage                        240        93       212
         Consumer, including credit cards               10         7        57
                                                    ------    ------    ------
              Total nonaccrual loans                   872       775       686
Restructured loans(1)                                  374       389       418
                                                    ------    ------    ------
              Total nonperforming loans              1,246     1,164     1,104

Foreclosed real estate(2)                              778       722       726
                                                    ------    ------    ------
Total nonperforming assets                          $2,024    $1,886    $1,830
                                                    ======    ======    ======
Accruing loans past due 90 days or more             $1,607    $1,767    $1,100
                                                    ======    ======    ======

(1)  Does not include restructured loans that yield a market rate.

(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower's ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) the income on the loan is recognized using the cash versus accrual basis of accounting due to a deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan switched to nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Loans are classified as restructured when either interest or principal has been reduced or deferred because of a deterioration in the borrower's financial position. Unrecognized interest income on nonaccrual and restructured loans totaled approximately $49,000, $143,000, and $71,000 in 1998, 1997, and 1996. See Note 6 to the consolidated financial statements for additional information about nonaccrual and restructured loans. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized.

Subsequent to December 31, 1998, a group of loans totaling approximately $1,295,000 were placed on nonaccrual status. These particular problem loans were not substantially past due, and the impairment of these loans could not be reasonably measured at year-end 1998. Since year-end, these problem loans have been charged-off by approximately $400,000 to their estimated net realizable values. The high charge-offs recognized on these problem loans is not expected to result in an upward revision of the 1999 budgeted loan loss provision of $1,200,000. Additionally, management is unaware of any other large, significant potential problem loans at December 31, 1998 that should be included in the table above or otherwise discussed. All known potential problem loans were included in nonperforming loans for the other periods presented except December 31, 1996. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000; subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and also charged-off to their estimated collectible values. The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. A significant portion of the Company's loans are collateralized by real estate. On a gross basis, loans secured by real estate approximated $105,010,000 at year-end 1998.

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. As a percent of net loans, the allowance increased 9 basis points to 2.07% at year-end 1998 from 1.98% at year-end 1997. The improvement in the allowance ratio was foremost a function of the decline in net loans outstanding since year-end 1997, because charge-offs in 1998, particularly the fourth quarter, were higher than originally anticipated. The provision provided from income returned to pre-1996 levels, totaling $1,230,000 in 1998 versus $1,715,000 in 1997, $1,475,000 in 1996, and $1,200,000 in 1995.

Increased provisions in both 1997 and 1996 were necessary to cover heavy charge-offs in the commercial loan portfolio. Net charge-offs totaled $1,528,647 in 1998, down 12.36% or $215,607, from 1997. Although 1998 charge-offs were lower than 1997 levels, management is not content with the charge-off trends recognized the last few years. Management has implemented several long-term strategies to reduce charge-off levels, including: a) a revised loan grading system, b) periodic external loan review, and c) managerial and staff changes at various locations. Management is optimistic that charge-offs at December 31, 1999, including the charge-offs associated with the problem loans previously mentioned, will be substantially lower than year-end 1998 and 1997 levels. Changes to the allowance as a percent of total nonperforming loans were not significant for the periods presented. Activity in the allowance is presented in the table below:

ALLOWANCE FOR LOAN LOSSES
YEAR ENDED DECEMBER 31,                               1998         1997         1996
-------------------------                           --------     --------     --------
(DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of year      $  3,705     $  3,735     $  3,532
Provision for loan losses                              1,230        1,715        1,475
Charge-offs:
         Commercial, financial, and agricultural         829        1,187          996
         Real estate - construction                        0            0            0
         Real estate - mortgage                          330          202          167
         Consumer, including credit cards                802          845          791
                                                    --------     --------     --------
                  Total charge-offs                    1,961        2,234        1,954
                                                    --------     --------     --------
Recoveries:
         Commercial, financial, and agricultural         117           99          388
         Real estate - construction                        0            0            0
         Real estate - mortgage                           15            6           16
         Consumer, including credit cards                301          384          278
                                                    --------     --------     --------
                  Total recoveries                       433          489          682
                                                    --------     --------     --------
Net charge-offs                                        1,528        1,745        1,272
                                                    --------     --------     --------
Allowance for loan losses at December 31            $  3,407     $  3,705     $  3,735
                                                    ========     ========     ========
Net loans outstanding(1) at December 31             $164,761     $186,823     $183,739
                                                    ========     ========     ========
Average loans outstanding at December 31            $165,391     $186,174     $177,522
                                                    ========     ========     ========
Ratios:
         Allowance to net loans                         2.07%        1.98%        2.03%
                                                    ========     ========     ========
         Net charge-offs to average loans               0.92%        0.94%        0.72%
                                                    ========     ========     ========
         Provision to average loans                     0.74%        0.92%        0.83%
                                                    ========     ========     ========

(1) Net of unearned income

Management believes the allowance was adequate at December 31, 1998 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management projects that the loan loss provision in 1999 will remain consistent with 1998 levels, approximating $1,200,000.

Other Assets

Gross premises and equipment declined $1,012,539 during 1998 due to the sale of the Alachua County branches; offsetting capital expenditures totaled $805,131. Approximately 59% of the 1998 expenditures pertained to the construction of a new branch facility for SEB's Nicholls location. Adjusted for the transfer of the Hawthorne Road real property values to other real estate, gross premises and equipment increased $179,487 in 1997. Southeastern Bank of Florida's Hawthorne Road office in Gainesville was closed on January 31, 1997 due to its low deposit and loan volumes and poor growth prospects; this closing had minimal impact on the Company's financial position.

Intangible assets declined during 1998 due to the elimination of goodwill associated with the Alachua offices. As shown in the Capital Adequacy section of this Analysis, the elimination of the Alachua goodwill had a favorable impact on the Company's capital ratios. Other assets declined $382,048 or 6.69%. The other assets decline resulted primarily from reductions in repossessed inventory balances and accrued interest receivables on loans. The decline in accrued interest receivables represented a byproduct of the January branch sale and overall lower loan volumes during 1998.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by deposit growth and by payments and maturities of the loan and investment securities portfolios. At December 31, 1998, investment securities with carrying values of approximately $13,900,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access to short-term funding sources such as U. S. Treasury demand notes, Federal Home Loan Bank advances,(1) and federal funds purchased. The Company has unsecured federal funds lines of credit from other banks totaling $11,000,000. At December 31, 1998 and 1997, the Company had no amounts outstanding under these lines.

Deposits

The January branch sale resulted in a deposit decline of approximately $33,400,000. By year-end 1998, deposit growth at the remaining SEB locations had mitigated all but 29% of the divestiture decline. Savings balances continued to represent a larger portion of deposits during 1998, underscoring the popularity of the SMARTSAVER account that was introduced in March 1996. The composition of average deposits and the fluctuations therein for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

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

The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at year-end 1998:

                                                             REPRICING WITHIN
                                            --------------------------------------------------
                                                                                       MORE
INTEREST RATE SENSITIVITY                     0 - 3        4 - 12       ONE - FIVE   THAN FIVE
DECEMBER 31, 1998                             MONTHS       MONTHS         YEARS        YEARS        TOTAL
-------------------------                   ---------     ---------     ----------   ---------    ---------
(DOLLARS IN THOUSANDS)
INTEREST RATE SENSITIVE ASSETS
  Federal funds sold                        $  15,670          --            --           --      $  15,670
  Securities(1)                                 3,706     $  12,432     $  90,963    $  24,599      131,700
  Loans - gross(2)                             53,682        21,604        54,618       37,268      167,172
                                            ---------     ---------     ---------    ---------    ---------
     Total interest rate sensitive assets      73,058        34,036       145,581       61,867      314,542
                                            ---------     ---------     ---------    ---------    ---------

INTEREST RATE SENSITIVE LIABILITIES
  Deposits(3)                                 145,001        56,124        33,222           88      234,435
  U. S. Treasury demand note                    3,270                                                 3,270
                                            ---------                                             ---------
     Total interest rate sensitive
         liabilities                          148,271        56,124        33,222           88      237,705
                                            ---------     ---------     ---------    ---------    ---------
Interest rate sensitivity gap               $ (75,213)    $ (22,088)    $ 112,359    $  61,779    $  76,837
                                            =========     =========     =========    =========    =========
CUMULATIVE GAP                              $ (75,213)    $ (97,301)    $  15,058    $  76,837
                                            =========     =========     =========    =========
Ratio of cumulative gap to total
         rate sensitive assets                (23.91)%      (30.93)%       4.79%       24.43%
                                            =========     =========     =========    =========
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities        49.27%        52.40%      106.34%      132.32%
                                            =========     =========     =========    =========
Cumulative gap at December 31, 1997         $ (57,546)    $ (88,526)    $  14,367    $  66,329
                                            =========     =========     =========    =========
Cumulative gap at December 31, 1996(2)      $ (37,567)    $ (63,773)    $  28,934    $  67,670
                                             =========    =========     =========    =========


(1) Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.

(2) At December 31, 1996, distribution of maturities for installment loans was based on scheduled contractual payments. At December 31, 1998 and 1997, no cash flow assumptions other than final contractual maturities were made for installment loans with fixed rates. Nonaccrual loans have been excluded from the 1998 and 1997 totals.

(3) NOW, money market, and savings account balances are included in the 0-3 months repricing category.

In 1998, as in the prior periods shown, the Company's gap position remained negative through the one year repricing interval. A negative gap position indicates that the Company is liability sensitive, and, hence, its rate sensitive liabilities will reprice faster than its rate sensitive assets. The negative growth in the one year gap position was foremost attributable to declines in loans, particularly loans which reprice in three months or less. As discussed in earlier sections of this Analysis, the decline in loan balances resulted from both the Alachua divestiture and ebbing loan demand at the remaining SEB locations. Cash flows available from declines in loans and other sources in 1998 were used to purchase investment securities, principally securities with contractual maturities exceeding one year.

The gap analysis does not fully reflect the complexities of the Company's interest rate sensitivity position and the impact of interest rate movements on the Company's financial position, cash flows, and interest income. For example, the gap analysis presumes that all loans(2) and securities(1) will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. In addition, the repricing of various categories of assets and liabilities is subject to competitive pressures, customer needs, and other external factors. Although the Company monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market conditions, the Company's financial position and results of operations could be significantly impacted by changes in interest rate and market risks.

(1) and (2) See notes 1 and 2 on the preceding page.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a "well-capitalized" institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. At December 31, 1998, the Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations. The Company is committed to maintaining its well-capitalized status.

Capital ratios for the most recent periods are presented in the table on the next page.

CAPITAL RATIOS(1)
AT DECEMBER 31,                                 1998           1997           1996
----------------                             ---------      ---------      ---------
(DOLLARS IN THOUSANDS)
 Tier 1 capital:
  Realized stockholders' equity              $  40,861      $  37,854      $  34,277
  Intangible assets and other adjustments       (1,486)        (3,075)        (3,434)
                                             ---------      ---------      ---------
    Total Tier 1 capital                        39,375         34,779         30,843
                                             ---------      ---------      ---------
Tier 2 capital:
  Portion of allowance for loan losses           2,216          2,444          2,400
  Allowable long-term debt                        --             --             --
                                             ---------      ---------      ---------
    Total Tier 2 capital                         2,216          2,444          2,400
                                             ---------      ---------      ---------
Total risk-based capital                     $  41,591      $  37,223      $  33,243
                                             =========      =========      =========
Risk-weighted assets                         $ 176,052      $ 194,224      $ 190,630
                                             =========      =========      =========
Risk-based ratios:
  Tier 1 capital                                 22.37%         17.91%         16.18%
                                             =========      =========      =========
  Total risk-based capital                       23.62%         19.16%         17.44%
                                             =========      =========      =========
  Tier 1 leverage ratio                          11.78%         10.31%          9.42%
                                             =========      =========      =========
Realized stockholders' equity to assets          12.10%         10.88%         10.20%
                                             =========      =========      =========

(1) The Company is not subject to the market risk capital guidelines recently adopted by the regulatory authorities; these guidelines created Tier
     3 capital.

Due to the elimination of certain intangible assets, the sale of the Alachua County locations did not have a negative impact on the Company's capital ratios. Book value per share increased $0.84 during 1998 to $11.41 at December 31, 1998. Dividends declared totaled $0.38 2/3 in 1998, up 20.83% from 1997. Accumulated other comprehensive income grew $274,095 to $288,953 at year-end 1998. Accumulated other comprehensive income measures net fluctuations in the fair values of investment securities classified as available-for-sale.

RESULTS OF OPERATIONS

Net income for the fourth quarter totaled $1,326,580, down $26,080 or 1.93% from the 1997 fourth quarter but up $77,715 or 6.22% from the 1998 third quarter. For the year, net income totaled $4,392,598, down $329,297 or 6.97% from 1997. A prime factor in the 1998 results was the after-tax loss associated with the January 16, 1998 sale of the Alachua County offices. Including state and federal income tax expense of $559,731, the Company recognized a nonrecurring after-tax loss of $457,823 on the sale of the Alachua offices. The effects of the Alachua divestiture on the Company's financial position and results of operation, including the nonrecurring tax effects, were anticipated by management in 1997 and represented a necessary byproduct of the Company's efforts to focus on the long-term creation of more profitable operations in its other markets. Excluding the after-tax loss from the sale of the Alachua locations, net income totaled $4,850,421 in 1998 versus $4,721,895 in 1997. The sale of the earning assets in central Florida also resulted in a reduction in the Company's normal operating income, particularly net interest income; these reductions plus overall declines in 1998 net interest income are delineated in the next section of this Analysis. Earnings declined $83,332 or 1.73% in 1997 compared to 1996. A $240,000 increase in the provision for loan losses was the most significant factor in the 1997 earnings decline. Increased provisions in 1997 and also, 1996, were necessary to cover higher charge-offs in the commercial loan portfolio. As further discussed in the Financial Condition section of this Analysis, the provision provided from income in 1998 returned to pre-1996 levels, declining $485,000 or 28.28% in 1998 compared to 1997 and declining $245,000 from 1996. On a per share basis, net income totaled $1.23, $1.32, and $1.34 in 1998, 1997, and 1996. The return on beginning equity for the same periods was 11.60%, 13.78%, and 15.72%. The return on average assets declined 3.57% to 1.35% in 1998.

Net Interest Income

Net interest income declined $1,174,412 or 7.16% in 1998 compared to 1997 after increasing $754,728 or 4.83% in 1997. Approximately 60% of the net interest decline in 1998 was attributable to the sale of the Alachua offices. The remaining 40% decline resulted mainly from a substantial drop in average commercial loans outstanding and overall higher costs of funds at other SEB locations. Funds available from declines in loans and other sources have been placed in investment securities which unfortunately, yield significantly less than loans. As the Company continues to face intense competition from other banks and credit unions in virtually all its markets, interest margins and spreads will almost certainly continue to narrow. Volume of assets and deposits will become even more important as margins decline. As previously mentioned, management has implemented several strategies to increase average loans outstanding: a) utilize competitive pricing on loan products and b) develop additional loan relationships with strong borrowers, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. The table on the next page provides comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years.

Noninterest Income and Expense

Except for increases in other operating income attributable to mortgage origination fees, virtually all of the fluctuation in noninterest income and expense during 1998 resulted from the sale of the Alachua County branches and the elimination of the corresponding income and expenses that accrued to those locations. In 1997, noninterest income declined $229,839 or 5.60%. Reduced gains on sales of other real estate, declines in commissions on the sale of credit life insurance, and a $139,437 drop in service charges on deposit accounts were prime factors in the 1997 noninterest income results. Salaries and employee benefits were up $88,049 or 1.41% in 1997 compared to 1996; the increase ensued from normal benefit accruals. Net occupancy and equipment expense increased a mere 1.02% or $20,999 in 1997 versus 1996 while other operating expenses climbed $244,331 or 7.98%. The year-ago increase in other operating expenses resulted largely from higher legal and accounting fees and losses on deposit accounts.

                        SELECTED STATISTICAL INFORMATION
                                                               1998                                   1997
                                               -----------------------------------     ------------------------------------
AVERAGE BALANCES                                AVERAGE       INCOME/       YIELDS/    AVERAGE        INCOME/      YIELDS/
YEAR ENDED DECEMBER 31,                         BALANCES      EXPENSE        RATES     BALANCES       EXPENSE      RATES
----------------------                         ---------     ---------    --------     ---------     ---------    --------
(DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks                        $  11,859                               $  13,229
Interest-earning assets:
    Loans, net (1),(2),(3)                       165,391     $  18,557       11.22%      186,174     $  20,866       11.21%
    Federal funds sold                            13,573           727        5.37%       15,571           842        5.42%
    Taxable investment securities                105,575         6,398        6.08%       89,508         5,552        6.22%
    Tax-exempt investment securities(3)           20,304         1,597        7.87%       19,107         1,668        8.73%
                                               ---------     ---------    --------     ---------     ---------    --------
         Total interest-earning assets           304,843        27,279        8.96%      310,360        28,928        9.33%
                                               ---------     ---------    --------     ---------     ---------    --------
Allowance for loan losses                         (3,924)                                 (3,727)
Premises and equipment, net                        6,790                                   8,062
Intangible and other assets                        6,680                                   8,610
Unrealized gains (losses) on
   investment securities                             246                                    (401)
                                               ---------     ---------    --------     ---------     ---------    --------
          TOTAL ASSETS                         $ 326,494                               $ 336,133
                                               =========     =========    ========     =========     =========    ========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                   $  51,783                               $  53,005
Interest-bearing liabilities:
    Interest-bearing demand deposits(4)           40,310     $   1,208        3.00%       42,766     $   1,237        2.89%
    Savings                                       73,330         3,313        4.52%       72,453         3,296        4.55%
    Time deposits                                116,865         6,900        5.90%      126,295         7,284        5.77%
    U. S. Treasury demand note                       924            51        5.52%        1,269            66        5.20%
    Note payable                                                                             553            41        7.48%
                                               ---------     ---------    --------     ---------     ---------    --------
         Total interest-bearing liabilities      231,429        11,472        4.96%      243,336        11,924        4.90%
                                               ---------     ---------    --------     ---------     ---------    --------
Other liabilities                                  3,667                                   3,834
Realized stockholders' equity                     39,453                                  36,223
Unrealized gains (losses) on
   investment securities, net of tax                 162                                    (265)
                                               ---------     ---------    --------     ---------     ---------    --------
          Total Liabilities and
            Stockholders' Equity               $ 326,494                               $ 336,133
                                               =========     =========    =======      =========     =========    ========
Excess of interest-earning assets
    over interest-bearing liabilities          $  73,414                               $  67,024
                                               =========     =========    ========     =========     =========    ========
INTEREST RATE SPREAD                                                          4.00%                                   4.43%
                                               =========     =========    ========     =========     =========    ========
NET INTEREST INCOME                                          $  15,807                               $  17,004
                                               =========     =========    ========     =========     =========    ========
NET INTEREST MARGIN                                                           5.19%                                   5.48%
                                               =========     =========    ========     =========     =========    ========

                                                               1996
                                               -----------------------------------
                                                AVERAGE       INCOME/      YIELDS/
                                                BALANCES      EXPENSE       RATES
                                               ---------     ---------    --------
ASSETS
Cash and due from banks                        $  13,355
Interest-earning assets:
    Loans, net(1),(2),(3)                        177,522     $  20,059       11.30%
    Federal funds sold                             9,722           508        5.23%
    Taxable investment securities                 87,974         5,393        6.13%
    Tax-exempt investment securities(3)           21,593         1,956        9.06%
                                               ---------     ---------    --------
         Total interest-earning assets           296,811        27,916        9.41%
                                               ---------     ---------    --------
Allowance for loan losses                         (3,828)
Premises and equipment, net                        8,444
Intangible and other assets                        9,074
Unrealized gains (losses) on
   investment securities                            (567)
                                               ---------     ---------    --------
          TOTAL ASSETS                         $ 323,289
                                               =========     =========    ========
LIABILITIES AND
   STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                   $  51,594
Interest-bearing liabilities:
    Interest-bearing demand deposits(4)           48,247     $   1,419        2.94%
    Savings                                       53,342         2,299        4.31%
    Time deposits                                131,048         7,680        5.86%
    U. S. Treasury demand note                     1,080            56        5.19%
    Note payable                                   1,804           133        7.39%
                                               =========     =========    ========
         Total interest-bearing liabilities      235,521        11,587        4.92%
                                               ---------     ---------    --------
Other liabilities                                  3,919
Realized stockholders' equity                     32,629
Unrealized gains (losses) on
   investment securities, net of tax                (374)
                                               ---------     ---------    --------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY               $ 323,289
                                               =========     =========    ========
Excess of interest-earning assets
    over interest-bearing liabilities          $  61,290
                                               =========     =========    ========
INTEREST RATE SPREAD                                                          4.49%
                                               =========     =========    ========
NET INTEREST INCOME                                          $  16,329
                                               =========     =========    ========
NET INTEREST MARGIN                                                           5.50%
                                               =========     =========    ========

(1) Average loans are shown net of unearned income. Nonperforming loans are included.
(2) Interest income includes loan fees of approximately $977,000, $1,074,000, and $922,000 in 1998, 1997, and 1996.
(3) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $591,000, $613,000, and $692,000 in 1998, 1997, and 1996. No
     adjustment has been made for any state tax benefits.
(4)  NOW and money market accounts.

YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000" problem. The Year 2000 problem pertains to the inability of certain computer software programs and equipment to proper recognize and process date-sensitive information relative to the Year 2000 and beyond. In 1997, the Company developed a plan to address the impact of the Year 2000 problem on its data processing systems and related infrastructure. The Company's Year 2000 plan consists of five distinct phases:

         PHASE I - AWARENESS:      Identify hardware, software, and
                                   processes/devices that use or process date
                                   information. Survey selected third parties to
                                   determine the status of their Year 2000
                                   compliance.
         PHASE II - ASSESSMENT:    Identify Year 2000 data processing
                                   deficiencies and related implications.
         PHASE III - RENOVATION:   Determine an appropriate solution for each
                                   deficiency.
         PHASE IV - VALIDATION:    Conduct appropriate systems testing,
                                   including testing with third parties.
         PHASE V - IMPLEMENTATION: Implement designed solutions.  Continue monitoring third party renovations.

Year 2000 efforts are progressing as scheduled. The Company has completed phases I, II, and III of its plan and has substantially completed phases IV and V. Testing of all mission critical systems was completed in 1998, and testing of all non-critical systems will be completed no later than June 30, 1999. Certain additional testing may be conducted after completion of the implementation phase.

Third Party Readiness

The Company has sent questionnaires to its major loan customers inquiring about the status of their Year 2000 plans. Based on the results of these questionnaires and on-site visits, the Company does not believe the Year 2000 problems should, on an aggregate basis, impact its borrowers' ability to make loan payments. "Critical" vendors supply services consumed on an ongoing basis that, if interrupted, would materially disrupt the Company's ability to conduct operations. The Company has identified all critical vendors and servicers, including its item processing vendors, and has received certifications/assurances of Year 2000 compliance from same. The Company will continue to assess the Year 2000 progress of critical vendors throughout 1999. The progress of less critical vendors is also being monitored, and follow-up action is being taken as needed.

Contingency Plans

The Company is preparing contingency plans pertaining specifically to Year 2000 risks. Contingency plans may include utilization of back-up systems and maintenance of large cash reserves. The Company anticipates completion of Year 2000 contingency plans during the first half of 1999. Once developed, Year 2000 contingency plans will be tested in certain respects and thereafter refined as additional information becomes available.

Year 2000 Risks

While the Company currently believes that its plan for dealing with the Year 2000 issue will result in timely and adequate modification of affected systems, failure to do so, or the failure of customers and other third parties to modify, upgrade, or replace their affected systems, could have material adverse impacts on the Company's business, operations, or financial condition in the future. Given the numerous and significant uncertainties involved with the Year 2000 issue, there can be no assurance that Year 2000 related estimates and anticipated results will be achieved. Reasonably likely consequences of failure by the Company or third parties to resolve the Year 2000 problem include, among other things, disruptions in customer service, delays in rendering item processing, invoice and collection errors, inability of loan customers to service their loans, and maintenance of higher currency reserves. The Company believes that its Year 2000 readiness program, including related contingency planning, should greatly reduce the possibility of significant interruptions of normal operations.

Costs

Except for overhead costs associated with staff development and implementation of the Year 2000 plan, the Company has not incurred any significant costs related to the Year 2000 issue. The Company expects to replace one non-critical system that is not Year 2000 compliant by mid-1999. Replacement of this particular system is expected to cost approximately $5,000. The Company began leasing new operating system hardware in 1998; the newly leased hardware replaced a hardware system owned by the Company that was fully depreciated. Because replacement of the operating system hardware was not accelerated due to Year 2000 issues, the new lease amounts are not being disclosed as Year 2000 costs. The Company has not incurred any incremental Year 2000 costs in regards to its main software system.

Implementation of the Company's Year 2000 plan is an ongoing process. Consequently, the cost estimates and completion dates given above are subject to change. For additional information regarding Year 2000 matters, refer to the disclosures provided under Forward-Looking Statements.

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

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 establishes accounting standards for computation, presentation, and disclosure of earnings per share for entities with publicly held common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. Adoption of this statement had no impact on the Company's reported earnings per share.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this statement did not have a significant impact on the Company's financial condition or results of operations.

Effective January 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking and insurance services to individual, commercial, and government customers. Because the Company views SEB as one versus multiple segments for financial reporting purposes, no segmentation of bank operations between services, types of customers, and market areas is provided. Additionally, because SBCF did not have a significant impact on the Company's financial condition or results of operations in 1998, no segment information is provided for the Company's insurance business at December 31, 1998. Parent Company only financial information is provided in Note 13 of the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The transition provisions of SFAS 133 permit a one-time transfer of debt securities categorized as held-to-maturity into the available-for-sale category without calling into question the entity's intent to hold other debt securities to maturity in the future. Because the Company has not historically entered into derivative contracts either to hedge existing risks or for speculative purposes, adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company has made, and may continue to make, various written or verbal forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. Certain factors that could affect financial performance or cause actual results to vary significantly from estimates contained in or underlying forward-looking statements include:

/bullet/  Interest rate fluctuations and other market conditions.

/bullet/ Strength of the consumer and commercial credit sectors as well as real estate markets.

/bullet/ Changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws, and revised tax law interpretations).

/bullet/ Competitive pricing and other pressures on loans and deposits and the Company's ability to maintain market shares in its trade areas.

/bullet/ The inherent uncertainties in achieving Year 2000 compliance with respect to the Company and its vendors, suppliers, and loan customers.

/bullet/ The outcome of litigation which depends on judicial interpretations of law and findings of juries.

/bullet/ Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

The foregoing list of factors is not exclusive. This Analysis should be read in conjunction with the consolidated financial statements and related notes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item commences on page 29. Selected Statistical Information begins on page 21. Both the financial statements and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiaries.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION


ANALYSIS OF CHANGES IN NET INTEREST INCOME

The average balances table included in the Operations section of Part II, Item 7 provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 1998 and 1997.

                                         1998 COMPARED TO 1997                   1997 COMPARED TO 1996
                                     INCREASE (DECREASE) DUE TO              INCREASE (DECREASE) DUE TO
INTEREST                             ----------------------------------------------------------------------
DIFFERENTIAL (1)                      VOLUME      RATE        NET           VOLUME       RATE         NET
----------------------------------   -------     -------     -------        -------     -------     -------
(IN THOUSANDS)

INTEREST INCOME

Loans(2),(3)                         $(2,332)    $    23     $(2,309)       $   971     $  (164)    $   807
Federal funds sold                      (107)         (8)       (115)           316          18         334
Taxable investment securities            976        (130)        846             95          64         159
Tax-exempt investment securities(3)      100        (171)        (71)          (219)        (69)       (288)
                                     -------     -------     -------        -------     -------     -------
  Total interest income               (1,363)       (286)     (1,649)         1,163        (151)      1,012
                                     -------     -------     -------        -------     -------     -------

INTEREST EXPENSE

Interest-bearing demand deposits(4)      (73)         44         (29)          (159)        (23)       (182)
Savings                                   40         (23)         17            863         134         997
Time deposits                           (554)        170        (384)          (275)       (121)       (396)
U. S. Treasury demand note               (19)          4         (15)            10                      10
Note payable(5)                          (41)                    (41)           (94)          2         (92)
                                     -------     -------     -------        -------     -------     -------
  Total interest expense                (647)        195        (452)           345          (8)        337
                                     -------     -------     -------        -------     -------     -------
NET CHANGE IN NET INTEREST INCOME    $  (716)    $  (481)    $(1,197)       $   818     $  (143)    $   675
                                     =======     =======     =======        =======     =======     =======

(1) Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
(2) Includes loan fees. See the average balances table included in the Operations section of Part II, Item 7 for more details.
(3) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits or the nondeductible portion of interest expense.
(4)  NOW and money market accounts.
(5) The entire change in net interest income attributable to the Company's early redemption of the term loan has been allocated to the change in volume.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION


INVESTMENT SECURITIES

Investment securities available-for-sale (carried at estimated fair value) and held-to-maturity (carried at amortized cost) for each of the last three years are presented in the table below. The maturity distribution of these securities and their weighted average yields are presented in an additional table on the next page.


--------------------------------------------------------------------------------------
INVESTMENT SECURITIES BY CATEGORY       AMORTIZED     FAIR     UNREALIZED   UNREALIZED
AT DECEMBER 31,                           COST        VALUE      GAINS        LOSSES
--------------------------------------------------------------------------------------
(IN THOUSANDS)
AVAILABLE-FOR-SALE
  U. S. Treasury and
    U. S. Government agencies
        1998                            $ 86,656    $ 87,115    $  483        $   24
        1997                              81,730      81,760       195           165
        1996                              75,669      75,330       203           542

  Mortgage-backed securities
        1998                              21,171      21,150        33            54
        1997                               6,520       6,513        33            40
        1996                               8,062       7,986        39           115

  Equity securities
        1998                                 893         893
        1997                               1,050       1,050
        1996                                 260         260
--------------------------------------------------------------------------------------
    Total available-for-sale
        1998                             108,720     109,158       516            78
        1997                              89,300      89,323       228           205
        1996                              83,991      83,576       242           657

HELD-TO-MATURITY
  States and political subdivisions
        1998                              23,873      24,947     1,074
        1997                              19,349      20,158       818             9
        1996                              22,321      23,172       888            37
--------------------------------------------------------------------------------------
    TOTAL INVESTMENT SECURITIES
        1998                            $132,593    $134,105   $ 1,590        $  78
        1997                             108,649     109,481     1,046          214
        1996                             106,312     106,748     1,130          694
======================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

The distribution of maturities and the weighted average yields of debt securities at December 31, 1998 are shown in the table below:

------------------------------------------------------------------------------------------------------
MATURITY DISTRIBUTION
OF INVESTMENT SECURITIES                 1 YEAR       1 - 5         5 - 10      AFTER 10
DECEMBER 31, 1998                        OR LESS      YEARS          YEARS        YEARS      TOTAL
------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
DISTRIBUTION OF MATURITIES
    AMORTIZED COST:
    U.S. Treasury and
        U.S. Government agencies         $ 12,010     $ 66,156     $  8,250     $    240     $ 86,656
    Mortgage-backed securities (1)          1,013       19,141        1,017                    21,171
    States and political subdivisions       1,452        7,329        6,106        8,986       23,873
------------------------------------------------------------------------------------------------------
        Total debt securities            $ 14,475     $ 92,626     $ 15,373     $  9,226     $131,700
======================================================================================================

    FAIR VALUE:
    U.S. Treasury and
        U.S. Government agencies         $ 12,078     $ 66,511     $  8,299     $    227     $ 87,115
    Mortgage-backed securities (1)          1,020       19,112        1,018                    21,150
    States and political subdivisions       1,468        7,570        6,498        9,411       24,947
------------------------------------------------------------------------------------------------------
        Total debt securities            $ 14,566      $93,193     $ 15,815     $  9,638     $133,212
======================================================================================================

    WEIGHTED AVERAGE YIELD:
    U.S. Treasury and
        U.S. Government agencies             6.00%        5.98%        6.04%        5.00%        5.98%
    Mortgage-backed securities(1)            6.82%        5.96%        6.08%                     6.01%
    States and political subdivisions(2)     8.16%        7.85%        8.12%        7.48%        7.80%
------------------------------------------------------------------------------------------------------
        Total debt securities                6.28%        6.12%        6.87%        7.42%        6.32%
======================================================================================================

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


The Company had no investments in the obligations of any state or municipality which exceeded 10% of stockholders' equity at December 31, 1998.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

LOANS

Loans outstanding are presented by type below:


LOANS BY CATEGORY
AT DECEMBER 31,                      1998       1997       1996       1995       1994
-------------------------------    --------   --------   --------   --------   --------
(IN THOUSANDS)
Commercial, financial, and
     agricultural                  $ 69,125   $ 92,587   $ 88,899   $ 76,453   $ 69,574
Real estate - construction            2,318      4,029      3,416      6,260      5,944
Real estate - mortgage               60,035     59,652     59,515     53,509     52,954
Consumer, including credit cards     36,566     34,187     35,550     33,006     31,750
                                   --------   --------   --------   --------   --------
      Loans, gross                  168,044    190,455    187,380    169,228    160,222
      Unearned income                 3,283      3,632      3,641      3,843      3,950
                                   --------   --------   --------   --------   --------
               Loans, net          $164,761   $186,823   $183,739   $165,385   $156,272
                                   ========   ========   ========   ========   ========


The amount of certain gross loans outstanding at December 31, 1998, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below:


                                                       REMAINING MATURITIES OF SELECTED LOANS
                                                       --------------------------------------
LOAN MATURITY AND                                                                     MORE
INTEREST RATE SENSITIVITY                                 WITHIN     ONE - FIVE     THAN FIVE
DECEMBER 31, 1998                              TOTAL     ONE YEAR       YEARS         YEARS
-----------------------------------------     -------    -------     ----------      -------
(IN THOUSANDS)
LOAN MATURITY

Commercial, financial, and agricultural(1)    $68,503    $21,724       $29,665       $17,114
Real estate - construction                      2,318      1,694           203           421
                                              -------    -------       -------       -------
      Total                                   $70,821    $23,418       $29,868       $17,535
                                              =======    =======       =======       =======
Interest rate sensitivity

Selected loans with:
   Predetermined interest rates                                        $15,688       $ 9,443
   Floating or adjustable interest rates                                14,180         8,092

                                                                       -------       -------
      Total                                                            $29,868       $17,535
                                                                       =======       =======

(1) Excludes nonaccrual loans totaling approximately $622.

The above maturity schedule is not necessarily indicative of future principal reductions since each loan is evaluated at maturity and, in many instances, is renewed in part or in total.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION



NONPERFORMING ASSETS

Nonperforming assets for each of the last five years are presented in the table below:

NONPERFORMING ASSETS
AT DECEMBER 31,                            1998      1997      1996      1995      1994
---------------------------------------   ------    ------    ------    ------    ------
(DOLLARS IN THOUSANDS)

Nonaccrual loans                          $  872    $  775    $  686    $  632    $2,214
Restructured loans(1)                        374       389       418
                                          ------    ------    ------    -----     ------
     Total nonperforming loans             1,246     1,164     1,104       632     2,214

Foreclosed real estate(2)                    778       722       726     1,393       534
                                          ------    ------    ------    ------    ------
     Total nonperforming assets           $2,024    $1,886    $1,830    $2,025    $2,748
                                          ======    ======    ======    ======    ======
Accruing loans past due 90 days or more   $1,607    $1,767    $1,100    $1,245    $1,009
                                          ======    ======    ======    ======    ======
Ratios:
     Nonperforming loans to net  loans      0.76%     0.62%     0.60%     0.38%     1.42%
                                          ======    ======    ======    ======    ======

     Nonperforming assets to net loans
         plus foreclosed real estate        1.22%     1.01%     0.99%     1.21%     1.75%
                                          ======    ======    ======    ======    ======

(1) Does not include restructured loans that yield a market rate.
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

The Company's nonperforming loans and assets for the three years ended December 31, 1998 are discussed and policies pertaining to same are delineated in the Loan section of Part II, Item 7 (management discussion); accordingly, the discussion below is limited to nonperforming asset levels at year-end 1995 and 1994:

a) In 1995 and 1994, unrecognized income on nonaccrual and restructured loans totaled approximately $137,000 and $194,000.
b) All known potential problem loans were included in nonperforming loans at December 31, 1995 and 1994.
c) The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans at year-end 1995 and 1994.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Activity in the allowance for each of the last five years is presented in the table below:


ALLOWANCE FOR LOAN LOSSES
YEAR ENDED DECEMBER 31,                            1998        1997        1996        1995        1994
----------------------------------------------   --------    --------    --------    --------    --------
(DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of year   $  3,705    $  3,735    $  3,532    $  3,257    $  2,475
Allowance of purchased bank                                                                           458
Provision for loan losses                           1,230       1,715       1,475       1,200       1,130
Charge-offs:
       Commercial, financial, and agricultural        829       1,187         996         752         744
       Real estate - construction                       0           0           0           0           0
       Real estate - mortgage                         330         202         167         135          50
       Consumer, including credit cards               802         845         791         589         533
                                                 --------    --------    --------    --------    --------
                 Total charge-offs                  1,961       2,234       1,954       1,476       1,327
                                                 --------    --------    --------    --------    --------
Recoveries:
       Commercial, financial, and agricultural        117          99         388         156         161
       Real estate - construction                       0           0           0           0           0
       Real estate - mortgage                          15           6          16          34          14
       Consumer, including credit cards               301         384         278         361         346
                                                 --------    --------    --------    --------    --------
                 Total recoveries                     433         489         682         551         521
                                                 --------    --------    --------    --------    --------
Net charge-offs                                     1,528       1,745       1,272         925         806
                                                 --------    --------    --------    --------    --------
Allowance for loan losses at December 31         $  3,407    $  3,705    $  3,735    $  3,532    $  3,257
                                                 ========    ========    ========    ========    ========
Net loans outstanding(1) at December 31          $164,761    $186,823    $183,739    $165,385    $156,272
                                                 ========    ========    ========    ========    ========
Average loans outstanding at December 31         $165,391    $186,174    $177,522    $160,679    $131,579
                                                 ========    ========    ========    ========    ========
Ratios:
       Allowance to net loans                        2.07%       1.98%       2.03%       2.14%       2.08%
                                                 ========    ========    ========    ========    ========
       Net charge-offs to average loans              0.92%       0.94%       0.72%       0.58%       0.61%
                                                 ========    ========    ========    ========    ========
       Provision to average loans                    0.74%       0.92%       0.83%       0.75%       0.86%
                                                 ========    ========    ========    ========    ========
       Recoveries to total charge-offs              22.08%      21.89%      34.90%      37.33%      39.26%
                                                 ========    ========    ========    ========    ========

(1)  Net of unearned income.

See the table on the next page and the accompanying management discussion for additional information on the allowance for loan losses.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonable necessary to absorb potential losses within the loan categories summarized in the table below:


ALLOCATION OF ALLOWANCE
FOR LOAN LOSSES
AT DECEMBER 31,                            1998      1997      1996      1995      1994
---------------------------------------   ------    ------    ------    ------    ------
(DOLLARS IN THOUSANDS)

ALLOCATION OF ALLOWANCE
  BY LOAN CATEGORY

Commercial, financial, and agricultural   $1,135    $1,132    $1,217    $1,236    $1,377
Real estate - construction                                                  71        56
Real estate - mortgage                       861       368       589       353       842
Consumer, including credit cards             678       553       394       706       982
Unallocated (1)                              733     1,652     1,535     1,166      --
                                          ------    ------    ------    ------    ------
    Total                                 $3,407    $3,705    $3,735    $3,532    $3,257
                                          ======    ======    ======    ======    ======
ALLOCATION OF ALLOWANCE
   AS A PERCENT OF TOTAL ALLOWANCE

Commercial, financial, and agricultural       33%       30%       33%       35%       42%
Real estate - construction                                                   2%        2%
Real estate - mortgage                        25%       10%       16%       10%       26%
Consumer, including credit cards              20%       15%       10%       20%       30%
Unallocated (1)                               22%       45%       41%       33%
                                          ------    ------    ------    ------    ------
    Total                                    100%      100%      100%      100%      100%
                                          ======    ======    ======    ======    ======
YEAR-END LOAN CATEGORIES AS
   A PERCENT OF TOTAL LOANS

Commercial, financial, and agricultural       41%       49%       47%       45%       43%
Real estate - construction                     1%        2%        2%        4%        4%
Real estate - mortgage                        36%       31%       32%       32%       33%
Consumer, including credit cards              22%       18%       19%       19%       20%
                                          ------    ------    ------    ------    ------
    Total                                    100%      100%      100%      100%      100%
                                          ======    ======    ======    ======    ======

(1) In 1994 and prior years, management allocated the allowance for loan losses based on historical net charge-offs and year-end loan types. No portion of the allowance was shown as unallocated.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION
DEPOSITS

The average balances table included in the Operations section of Part II, Item 7 provides detailed information about income/expense and rates paid on deposits for the three most recent years. The composition of average deposits for these same periods is shown below:

---------------------------------------------------------------------------------------------------
                                                                             PERCENT OF TOTAL
COMPOSITION OF AVERAGE DEPOSITS                                        ----------------------------
YEAR ENDED DECEMBER 31,                  1998       1997       1996      1998       1997      1996
---------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Noninterest-bearing deposits           $ 51,783   $ 53,005   $ 51,594   18.34%     18.00%    18.15%
Interest-bearing demand deposits         40,310     42,766     48,247   14.28%     14.52%    16.97%
Savings                                  73,330     72,453     53,342   25.98%     24.60%    18.77%
Time deposits                           116,865    126,295    131,048   41.40%     42.88%    46.11%
---------------------------------------------------------------------------------------------------
    Total                              $282,288   $294,519   $284,231  100.00%    100.00%   100.00%
===================================================================================================

The maturities of certificates of deposit totaling $100,000 or more at year-end
1998 are presented below:

----------------------------------------------------------------------------------------------------
MATURITIES OF CERTIFICATES
OF DEPOSIT OF $100,000 OR MORE                                                          CERTIFICATES
DECEMBER 31, 1998                                                                       OF DEPOSIT
----------------------------------------------------------------------------------------------------
(IN THOUSANDS)

Months to maturity:
    3 or less                                                                              $ 9,637
    Over 3 through 6                                                                         8,936
    Over 6 through 12                                                                        9,849
    Over 12                                                                                 11,104
----------------------------------------------------------------------------------------------------
       Total                                                                               $39,526
====================================================================================================

SELECTED RATIOS FOR MEASUREMENT OF NET INCOME AND EQUITY

Selected ratios for the measurment of net income and equity are presented below:

----------------------------------------------------------------------------------------------------
RETURN ON EQUITY AND ASSETS
YEAR ENDED DECEMBER 31,                                                  1998       1997      1996
----------------------------------------------------------------------------------------------------
Return on average assets(2)                                              1.35%      1.40%      1.49%
Return on average equity(2)                                             11.13%     13.04%     14.73%
Dividend payout ratio(1)                                                31.53%     24.26%     22.60%
Average equity to average assets ratio(2)                               12.09%     10.77%     10.09%
===================================================================================================

(1) The dividend payout ratio has been restated to give retroactive effect to the stock split paid on August 9, 1996.
(2) These ratios exclude the effects of mark-to market accounting for investment securities.

[LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Shareholders
Southeastern Banking Corporation
Darien, Georgia

We have audited the accompanying consolidated balance sheet of Southeastern Banking Corporation and subsidiaries as of December 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Southeastern Banking Corporation and subsidiaries as of December 31, 1997 and for the years ended December 31, 1997 and 1996, were audited by Bricker & Melton, P.A., whose practice has been combined with our Firm and whose report dated January 30, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southeastern Banking Corporation and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ BDO SEIDMAN, LLP

January 29, 1999
Duluth, Georgia


                        SOUTHEASTERN BANKING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                    1998             1997
-----------                                                                -------------    -------------
ASSETS

Cash and due from banks, including reserve requirements of approximately
  $3,899,000 and $3,218,000 at December 31, 1998 and 1997                  $  14,464,719    $  21,376,483
Federal funds sold                                                            15,670,000       18,365,000
                                                                           -------------    -------------
Cash and cash equivalents                                                     30,134,719       39,741,483

Investment securities
  Held-to-maturity (market value of approximately $24,948,000 and
    $20,158,000 at December 31, 1998 and 1997)                                23,873,246       19,348,874
  Available-for-sale, at market value                                        109,157,838       89,323,195
                                                                           -------------    -------------
Total investment securities                                                  133,031,084      108,672,069

Loans, gross                                                                 168,044,357      190,455,167
  Unearned income                                                             (3,283,218)      (3,632,308)
  Allowance for loan losses                                                   (3,406,626)      (3,705,273)
                                                                           -------------    -------------
Loans, net                                                                   161,354,513      183,117,586

Premises and equipment, net                                                    6,603,948        7,594,389
Intangible assets                                                              1,477,007        3,058,197
Other assets                                                                   5,332,061        5,714,109
                                                                           -------------    -------------

TOTAL ASSETS                                                               $ 337,933,332    $ 347,897,833
                                                                           =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Noninterest-bearing deposits                                             $  58,261,917    $  56,824,279
  Interest-bearing deposits                                                  234,434,679      245,544,420
                                                                           -------------    -------------
Total deposits                                                               292,696,596      302,368,699

U.S. Treasury demand note                                                        816,053        3,770,688
Other liabilities                                                              3,270,386        3,889,789
                                                                           -------------    -------------
Total liabilities                                                            296,783,035      310,029,176
                                                                           -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 16 and 17)

STOCKHOLDERS' EQUITY

  Common stock - $1.25 par value; authorized 10,000,000 shares; issued
     and outstanding 3,580,797 shares                                          4,475,996        4,475,996
  Additional paid-in capital                                                   1,391,723        1,391,723
  Retained earnings                                                           34,993,625       31,986,080
                                                                           -------------    -------------
Realized stockholders' equity                                                 40,861,344       37,853,799
Accumulated other comprehensive income - unrealized gains on
  investment securities, net of tax                                              288,953           14,858
                                                                           -------------    -------------
Total stockholders' equity                                                    41,150,297       37,868,657
                                                                           -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 337,933,332    $ 347,897,833
                                                                           =============    =============


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                          1998            1997           1996
------------------------                                      ------------    ------------   ------------
INTEREST INCOME
  Loans, including fees                                       $ 18,503,237    $ 20,817,146   $ 20,027,039
  Federal funds sold                                               726,587         842,405        508,209
  Investment securities
     Taxable                                                     6,398,453       5,551,514      5,392,546
     Tax-exempt                                                  1,059,488       1,104,117      1,295,962
                                                              ------------    ------------   ------------

Total interest income                                           26,687,765      28,315,182     27,223,756
                                                              ------------    ------------   ------------

INTEREST EXPENSE
  Deposits                                                      11,420,446      11,816,802     11,397,599
  U.S. Treasury demand note                                         50,504          65,814         56,208
  Note payable to bank                                                --            41,339        133,450
                                                              ------------    ------------   ------------

Total interest expense                                          11,470,950      11,923,955     11,587,257
                                                              ------------    ------------   ------------

Net interest income                                             15,216,815      16,391,227     15,636,499

PROVISION FOR LOAN LOSSES                                        1,230,000       1,715,000      1,475,000
                                                              ------------    ------------   ------------

Net interest income after provision for loan losses             13,986,815      14,676,227     14,161,499
                                                              ------------    ------------   ------------

NONINTEREST INCOME
  Service charges on deposit accounts                            2,456,882       3,063,898      3,203,335
  Gain on sale of branches before tax provision of $559,731        101,908            --             --
  Investment securities (losses) gains, net                         (6,104)         51,176         (8,649)
  Other operating income                                           930,890         760,598        910,825
                                                              ------------    ------------   ------------

Total noninterest income                                         3,483,576       3,875,672      4,105,511
                                                              ------------    ------------   ------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                 5,800,276       6,327,730      6,239,681
  Occupancy and equipment, net                                   1,724,624       2,085,659      2,064,660
  Other operating expense                                        2,907,172       3,305,158      3,060,827
                                                              ------------    ------------   ------------

Total noninterest expense                                       10,432,072      11,718,547     11,365,168
                                                              ------------    ------------   ------------

Income before income tax expense                                 7,038,319       6,833,352      6,901,842

INCOME TAX EXPENSE                                               2,645,721       2,111,457      2,096,615
                                                              ------------    ------------   ------------

NET INCOME                                                    $  4,392,598    $  4,721,895   $  4,805,227
                                                              ============    ============   ============

BASIC EARNINGS PER COMMON SHARE                               $       1.23    $       1.32   $       1.34
                                                              ============    ============   ============


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                        SOUTHEASTERN BANKING CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                            ACCUMULATED
                                                          ADDITIONAL                           OTHER
                                            COMMON         PAID-IN        RETAINED         COMPREHENSIVE
                                            STOCK          CAPITAL        EARNINGS             INCOME          TOTAL
                                          ----------      ----------     -----------       ------------     -----------
 BALANCE, DECEMBER 31, 1995               $1,491,998      $4,375,721     $24,690,512         $ 213,895      $30,772,126

 Comprehensive income:
    Net income                                    --              --       4,805,227                --        4,805,227
    Other comprehensive income, net
      of tax effect of $251,223:
        Change in unrealized gains
          (losses) on
          available-for-sale
          securities                              --              --              --          (487,670)        (487,670)
                                                                                                            -----------
 Comprehensive income                                                                                         4,317,557
                                                                                                            -----------
 Declaration of three-for-one stock
    split                                  2,983,998      (2,983,998)             --                --                -

 Cash dividends declared
    ($.30 1/3 per share)                          --              --      (1,086,056)               --       (1,086,056)
                                          ----------      ----------     -----------         ---------      -----------

 BALANCE, DECEMBER 31, 1996                4,475,996       1,391,723      28,409,683          (273,775)      34,003,627

 Comprehensive income:
    Net income                                    --              --       4,721,895                --        4,721,895
    Other comprehensive income, net
      of tax effect of $148,688:
        Change in unrealized gains
          (losses) on
          available-for-sale
          securities                              --              --              --           288,633          288,633
                                                                                                            -----------
 Comprehensive income                                                                                         5,010,528
                                                                                                            -----------
 Cash dividends declared
    ($.32 per share)                              --              --      (1,145,498)               --       (1,145,498)
                                          ----------      ----------     -----------         ---------      -----------

 BALANCE, DECEMBER 31, 1997                4,475,996       1,391,723      31,986,080            14,858       37,868,657

 Comprehensive income:
    Net income                                    --              --       4,392,598                --        4,392,598
    Other comprehensive income, net
      of tax effect of $141,200:
        Change in unrealized gains
          (losses) on
          available-for-sale
          securities                              --              --              --           274,095          274,095
                                                                                                            ------------
 Comprehensive income                                                                                         4,666,693
                                                                                                            ------------
 Cash dividends declared
    ($.38 2/3 per share)                          --              --      (1,385,053)               --       (1,385,053)
                                          ----------      ----------     -----------         ---------      -----------

 BALANCE, DECEMBER 31, 1998               $4,475,996      $1,391,723     $34,993,625         $ 288,953      $41,150,297
                                          ==========      ==========     ===========         =========      ===========


                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                        SOUTHEASTERN BANKING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                         1998            1997            1996
------------------------                                     ------------    ------------    ------------
OPERATING ACTIVITIES
  Net income                                                 $  4,392,598    $  4,721,895    $  4,805,227
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Provision for loan losses                                1,230,000       1,715,000       1,475,000
       Depreciation                                               845,705       1,035,637         993,040
       Amortization and accretion, net                            204,500         290,042         319,237
       Deferred income tax expense (benefit)                       76,345          30,352         (82,587)
       Investment securities losses (gains), net                    6,104         (51,176)          8,649
       Net gains on sales of other real estate                    (66,275)        (77,817)       (145,653)
       Gain on sale of branches before tax provision             (101,908)           --              --
       Changes in assets and liabilities:
         Decrease (increase) in other assets                       36,990        (175,293)       (333,087)
         (Decrease) increase in other liabilities                (569,788)       (352,847)        391,095
                                                             ------------    ------------    ------------

Net cash provided by operating activities                       6,054,271       7,135,793       7,430,921
                                                             ------------    ------------    ------------

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities:
     Held-to-maturity                                           3,720,800       4,856,850       3,493,600
     Available-for-sale                                        66,754,681      39,043,285      29,181,620
  Proceeds from sales of investment securities:
     Available-for-sale                                         4,992,122          32,299       6,377,250
  Proceeds from sales of other real estate                        572,752         627,669         379,476
  Purchases of investment securities:
     Held-to-maturity                                          (8,264,361)     (1,881,214)     (2,651,768)
     Available-for-sale                                       (91,161,927)    (44,318,306)    (48,911,828)
  Net decrease (increase) in loans                              2,534,445      (5,495,466)    (17,235,619)
  Additions to premises and equipment, net                       (805,131)       (179,487)       (895,467)
  Net funds received in purchase of branches                         --              --        19,497,817
  Net funds paid in sale of branches                          (13,589,236)           --              --
                                                             ------------    ------------    ------------

Net cash used in investing activities                         (35,245,855)     (7,314,370)    (10,764,919)
                                                             ============    ============    ============
FINANCING ACTIVITIES
  Net increase in demand, NOW, and savings deposits            16,512,145       6,902,338      21,859,755
  Net increase (decrease) in certificates of deposit            7,209,331       1,113,381     (10,522,856)
  Net (decrease) increase in U.S. Treasury demand note         (2,954,635)      1,970,322       1,352,312
  Payments on note payable                                           --        (1,450,000)     (1,075,000)
  Cash dividends paid                                          (1,182,021)     (1,121,506)     (1,062,303)
                                                             ------------    ------------    ------------

Net cash provided by financing activities                      19,584,820       7,414,535      10,551,908
                                                             ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (9,606,764)      7,235,958       7,217,910

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 39,741,483      32,505,525      25,287,615
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 30,134,719    $ 39,741,483    $ 32,505,525
                                                             ============    ============    ============


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation and its subsidiaries, Southeastern Bank and SBC Financial Services, Inc. (collectively, the Company), provide a full array of financial services to meet the financial needs of individual, commercial, and government customers in southeast Georgia and northeast Florida. The consolidated financial statements include the accounts of Southeastern Banking Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

MERGER OF BANK SUBSIDIARIES

At the close of business on June 25, 1998, Southeastern Bank of Florida merged with and into Southeastern Bank. The banking offices of Southeastern Bank of Florida are now operating as branches of Southeastern Bank.

NEW SUBSIDIARY

SBC Financial Services, Inc. was formed in 1998 to provide insurance agent and brokerage services for general insurance. An initial capital investment of $50,000 was made by the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, the most significant of which pertain to the allowance for loan losses. Actual results could vary from these estimates.

RECLASSIFICATIONS

Certain prior year amounts have been restated to conform with the current year financial statement presentation.

CASH EQUIVALENTS

Cash equivalents include due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

INVESTMENT SECURITIES

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

                       SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using the interest method over the period to maturity. Gains and losses on sales of investment securities are recognized based on the adjusted costs of the specific securities at disposition.

LOANS

Loans are reported at the principal amount outstanding, net of unearned income and the allowance for loan losses. Interest income on loans is generally recognized on a level-yield basis. Interest income on loans which are made on a discount basis is recognized using the sum-of-the-months-digits method which does not differ materially from the level-yield basis.

Loans are changed to nonaccrual status when the full timely collection of principal or interest becomes doubtful or the loans become contractually past due 90 days or more as to either principal or interest, unless the loans are both well-secured and in the process of collection. Accrued interest on any loan changed to nonaccrual status is reversed. Cash receipts on nonaccrual loans are applied first to outstanding principal balances and secondly to interest.

ALLOWANCE FOR LOAN LOSSES

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

LOAN ORIGINATION FEES AND COSTS

Loan origination fees and certain direct loan origination costs are normally capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 1998, 1997 and 1996 was not significant, no amounts have been capitalized or deferred.

PREMISES AND EQUIPMENT

Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred, while betterments are capitalized.

                       SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INTANGIBLE ASSETS

Intangible assets consist of deposit base premiums and goodwill. The deposit base premiums are being amortized using the straight-line method over estimated useful lives ranging from 11 to 15 years. Goodwill is being amortized using the straight-line method over periods of 20 years or less. Amortization of intangibles totaled $195,637, $308,986 and $307,508 in 1998, 1997 and 1996,
respectively.

Long-lived assets, including certain fixed assets and intangibles, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment on intangibles is evaluated at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement. The Company did not consider any of its intangible assets to be impaired at December 31, 1998 and 1997.

OTHER REAL ESTATE

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

INCOME TAXES

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

The Company does not invest in off-balance sheet derivative financial instruments such as swaps, options or forward contracts.

                       SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIC EARNINGS PER COMMON SHARE

Basic earnings per common share are based on the weighted average number of common shares outstanding during each year. (See Note 14.)

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 establishes accounting standards for computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. Adoption of this statement had no impact on the Company's reported earnings per share.

SEGMENT REPORTING

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking and insurance services to individual, commercial, and government customers. Because the Company views Southeastern Bank as one versus multiple segments for financial reporting purposes, no segmentation of bank operations between services, types of customers, and market areas is provided. Additionally, because SBC Financial Services, Inc. did not have a significant impact on the Company's financial condition or results of operations in 1998, no segment information is provided for the Company's insurance business at December 31, 1998. Parent Company only financial information is provided in Note 13.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

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

                       SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


REPORTING COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of SFAS 130 did not have a significant impact on the Company's financial condition or results of operations.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The transition provisions of SFAS 133 permit a one-time transfer of debt securities categorized as held-to-maturity into the available-for-sale category without calling into question the entity's intent to hold other debt securities to maturity in the future. Because the Company has not historically entered into derivative contracts either to hedge existing risks or for speculative purposes, adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

2.    SALE OF BRANCHES

On January 16, 1998, the Company sold its three offices in Alachua County, Florida, to First National Bank of Alachua. Cash, loans, and premises and equipment with book values of approximately $32,159,000 were sold, and deposits and other liabilities totaling approximately $33,646,000 were divested. The premium paid to the Company totaled $1,487,461, resulting in a pretax gain of approximately $101,908 for book purposes and $1,487,461 for tax purposes. The book tax provision on the sale aggregated $559,731, resulting in an after-tax loss of $457,823.

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

                       SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    SUPPLEMENTAL CASH FLOW INFORMATION

Certain supplemental disclosure of cash flow information and noncash investing and financing activities follows:

YEARS ENDED DECEMBER 31,                                        1998          1997          1996
------------------------                                    -----------   -----------   -----------
CASH PAID DURING THE YEAR
   Interest paid to depositors                              $11,853,861   $11,960,277   $11,112,960
   Interest paid on note payable                                   --          41,631       133,684
   Income taxes                                               2,810,050     1,936,500     2,306,698

NONCASH INVESTING AND FINANCING ACTIVITIES
   Loans foreclosed                                         $ 1,116,633   $   975,785   $   592,746
   Loans made in connection with sales of foreclosed real
     estate                                                     567,166       308,243       881,125
   Transfer of bank premises to other real estate                94,845       177,539          --


5.    INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities were as follows:

                                                          GROSS         GROSS
                                         AMORTIZED     UNREALIZED      UNREALIZED      FAIR
 DECEMBER 31, 1998                         COST          GAINS          LOSSES         VALUE
 -----------------                     ------------   ------------   ------------   ------------
AVAILABLE-FOR-SALE
   U.S. Treasury and U.S.
     Government agencies               $ 86,655,735   $    483,091   $     24,122   $ 87,114,704
   Mortgage-backed securities            21,171,470         33,060         54,222     21,150,308
   Equity securities                        892,826           --             --          892,826
                                       ------------   ------------   ------------   ------------

                                        108,720,031        516,151         78,344    109,157,838
                                       ------------   ------------   ------------   ------------

HELD-TO-MATURITY
   States and political subdivisions     23,873,246      1,074,366             29     24,947,583
                                       ------------   ------------   ------------   ------------

                                         23,873,246      1,074,366             29     24,947,583
                                       ------------   ------------   ------------   ------------

Total investment securities            $132,593,277   $  1,590,517   $     78,373   $134,105,421
                                       ============   ============   ============   ============

                      SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         GROSS           GROSS
                                         AMORTIZED     UNREALIZED      UNREALIZED        FAIR
 DECEMBER 31, 1997                         COST          GAINS           LOSSES          VALUE
 ----------------                      ------------   ------------    ------------    ------------
AVAILABLE-FOR-SALE
   U.S. Treasury and U.S.
     Government agencies               $ 81,730,258   $    195,294    $   (165,737)   $ 81,759,815
   Mortgage-backed securities             6,519,999         33,201         (40,246)      6,512,954
   Equity securities                      1,050,426           --              --         1,050,426
                                       ------------   ------------    ------------    ------------

                                         89,300,683        228,495        (205,983)     89,323,195
                                       ------------   ------------    ------------    ------------

HELD-TO-MATURITY
   States and political subdivisions     19,348,874        818,825          (9,484)     20,158,215
                                       ------------   ------------    ------------    ------------

                                         19,348,874        818,825          (9,484)     20,158,215
                                       ------------   ------------    ------------    ------------

Total investment securities            $108,649,557   $  1,047,320    $   (215,467)   $109,481,410
                                       ============   ============    ============    ============

The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                             AVAILABLE-FOR-SALE               HELD-TO-MATURITY
                                         --------------------------      --------------------------
                                          AMORTIZED        FAIR           AMORTIZED        FAIR
                                            COST           VALUE            COST           VALUE
                                        ------------   ------------     ------------   ------------
Due within one year                     $ 12,009,860   $ 12,077,710     $  1,452,182   $  1,467,776
Due after one year through five years     66,155,812     66,511,298        7,328,247      7,570,428
Due after five years through ten
   years                                   8,250,063      8,299,196        6,106,405      6,498,259
Due after ten years                          240,000        226,500        8,986,412      9,411,120
                                        ------------   ------------     ------------   ------------

                                          86,655,735     87,114,704       23,873,246     24,947,583
Mortgage-backed securities                21,171,470     21,150,308             --             --
                                        ------------   ------------     ------------   ------------

                                        $107,827,205   $108,265,012     $ 23,873,246   $ 24,947,583
                                        ============   ============     ============   ============

Gross realized gains were $15,393, $51,176 and $15,040, and gross realized losses were $21,497, $0 and $23,689 on sales and other redemptions of investment securities in 1998, 1997 and 1996.

Investment securities with aggregate carrying values of approximately $45,349,000 and $40,502,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes as required by law.

                      SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    LOANS

The composition of the Company's loan portfolio is summarized as follows:

DECEMBER 31,                                           1998             1997
-----------                                        ------------     ------------

Commercial, financial and agricultural             $ 69,125,622     $ 92,587,219
Real estate - construction                            2,318,172        4,029,280
Real estate - mortgage                               60,034,925       59,652,183
Consumer, including credit cards                     36,565,638       34,186,485
                                                   ------------     ------------

Loans, gross                                       $168,044,357     $190,455,167
                                                   ============     ============

Activity in the allowance for loan losses is summarized below:

                                          1998           1997           1996
                                      -----------    -----------    -----------

Balance at beginning of year          $ 3,705,273    $ 3,734,527    $ 3,531,872
Provision for loan losses               1,230,000      1,715,000      1,475,000

Charge-offs                            (1,961,155)    (2,234,413)    (1,953,517)
Recoveries                                432,508        490,159        681,172
                                      -----------    -----------    -----------

Net charge-offs                        (1,528,647)    (1,744,254)    (1,272,345)
                                      -----------    -----------    -----------

Balance at end of year                $ 3,406,626    $ 3,705,273    $ 3,734,527
                                      ===========    ===========    ===========

The Company's primary lending area is southeast Georgia and northeast Florida. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Loans secured by real estate aggregated approximately $105,009,694 and $125,460,000 at December 31, 1998 and 1997. Real estate loans are collateralized based on certain loan-to-appraised value ratios.

Nonaccrual and restructured loans totaled approximately $1,246,000, $1,164,000 and $1,206,000 at December 31, 1998, 1997 and 1996, respectively. Unrecognized interest income on such loans during the years ended December 31, 1998, 1997 and 1996 totaled approximately $49,000, $143,000 and $71,000.

In the normal course of business, the Company's subsidiaries have made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans approximated $861,000 at December 31, 1998 and $1,783,000 at December 31, 1997. During 1998,
approximately $292,000 of such loans were made and repayments totaled $297,000. Due to the sale of the Alachua County offices, related party loans totaling approximately $917,000 were sold in 1998. None of these loans have been restructured, nor were any related party loans charged-off during 1998 and 1997.

                      SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.    PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

DECEMBER 31,                                           1998             1997
-----------                                      -------------    -------------

Land                                             $   1,224,507    $   1,328,507
Buildings and leasehold improvements                 6,757,225        7,233,675
Furniture and equipment                              4,507,236        5,190,590
Construction-in-progress                                  --             39,897
                                                 -------------    -------------
                                                    12,488,968       13,792,669
Accumulated depreciation and amortization           (5,885,020)      (6,198,280)
                                                 -------------    -------------

Premises and equipment, net                      $   6,603,948    $   7,594,389
                                                 =============    =============


Depreciation and amortization of premises and equipment totaled $688,188, $914,325 and $855,513 in 1998, 1997 and 1996, respectively.



8.    INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:


DECEMBER 31,                                          1998             1997
-----------                                      -------------    -------------

Interest-bearing demand deposits                 $  43,616,992    $  40,983,272
Savings                                             72,882,905       77,645,170
Time certificates under $100,000                    78,408,861       85,059,264
Time certificates $100,000 or more                  39,525,921       41,856,714
                                                 -------------    -------------

Total interest-bearing deposits                  $ 234,434,679    $ 245,544,420
                                                 =============    =============


Interest expense on time certificates of $100,000 or more approximated $2,309,000, $2,282,000 and $2,202,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

The maturity distribution of the Company's time certificates was as follows:


DECEMBER 31,                                                           1998
------------                                                      -------------

Due in one year or less                                           $  84,624,163
Over one year through three years                                    27,985,369
Over three years                                                      5,325,250
                                                                  -------------
                                                                  $ 117,934,782
                                                                  =============

                      SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    SHORT-TERM BORROWINGS

The Company utilizes short-term borrowings as needed for liquidity purposes in the form of U.S. Treasury demand notes and federal funds purchased. The interest rate on U.S. Treasury demand notes at December 31, 1998 was 4.12%. At December 31, 1998, unsecured lines of credit for federal funds purchased from third party banks totaled $11,000,000. The Company had no amounts outstanding under these lines at December 31, 1998 and 1997.

10.   INCOME TAX EXPENSE


The components of income tax expense were as follows:

YEARS ENDED DECEMBER 31,                           1998           1997           1996
-----------------------                        -----------    -----------    -----------
FEDERAL
  Current tax expense                          $ 2,403,777    $ 1,949,777    $ 2,028,633
  Deferred tax expense (benefit)                    76,345         30,352        (82,587)
                                               -----------    -----------    -----------
                                                 2,480,122      1,980,129      1,946,046
STATE
  Current tax expense                              165,599        131,328        150,569
                                               -----------    -----------    -----------

                                               $ 2,645,721    $ 2,111,457    $ 2,096,615
                                               ===========    ===========    ===========


The Company's provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:


YEARS ENDED DECEMBER 31,                           1998           1997           1996
-----------------------                        -----------    -----------    -----------
Taxes at federal statutory rate                $ 2,393,028    $ 2,323,339    $ 2,346,626
Increase (decrease) resulting from:
  Tax-exempt interest income, net                 (341,074)      (356,905)      (405,855)
  State income taxes, net of federal benefit       109,295         86,676         99,376
  Gain on sale of branches                         471,088           --             --
  Other, net                                        13,384         58,347         56,468
                                               -----------    -----------    -----------

Total income tax expense                       $ 2,645,721    $ 2,111,457    $ 2,096,615
                                               ===========    ===========    ===========

                     SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following schedule summarizes the temporary differences which comprised the net deferred tax asset:

DECEMBER 31,                                                1998         1997
------------                                              ---------    ---------
DEFERRED TAX ASSETS (LIABILITIES)
   Allowance for loan losses                             $ 740,789    $ 830,011
   Other real estate                                        92,885       80,510
   Unrealized gains on investment securities
     available-for-sale                                   (148,854)      (7,654)
   Accretion of discounts on investment securities         (37,326)     (67,748)
   Other                                                     4,080       34,000
                                                         ---------    ---------

Net deferred tax asset                                   $ 651,574    $ 869,119
                                                         =========    =========

The Company has not recorded any valuation allowances for deferred tax assets.

11.   EMPLOYEE BENEFIT PLAN

The Company has a noncontributory profit sharing plan which covers substantially all employees. Under the terms of the plan, the Company's contributions are discretionary but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Total contributions expensed under this plan totaled $375,000, $330,000 and $320,000 for the years ended December 31, 1998, 1997 and 1996.

12.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                     SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

U.S. TREASURY DEMAND NOTE - The fair value of the U.S. Treasury demand note is the amount payable on demand at the reporting date.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - Because the Company generally offers lending commitments and standby letters of credit to its customers for only short periods of time and the rates underlying such commitments therefore approximate market rates, the fair value of such commitments and standby letters of credit is equal to the amount outstanding at December 31, 1998 and 1997.

The following table presents the carrying values and estimated fair values of the Company's financial instruments:

                                                 1998                                1997
                                     -----------------------------      -----------------------------
                                       CARRYING            FAIR           CARRYING            FAIR
 DECEMBER 31,                            VALUE            VALUE             VALUE            VALUE
                                     ------------     ------------      ------------     ------------
 FINANCIAL ASSETS
    Cash and cash equivalents        $ 30,134,719     $ 30,134,719      $ 39,741,483     $ 39,741,483
    Investment securities             133,031,084      134,105,421       108,672,069      109,481,410
    Loans, net                        161,354,513      167,077,333       183,117,586      185,747,039

 FINANCIAL LIABILITIES
    Deposits                         $292,696,596     $290,544,410      $302,368,699     $301,306,031
    U.S. Treasury demand note             816,053          816,053         3,770,688        3,770,688

 OFF-BALANCE SHEET FINANCIAL
    INSTRUMENTS
      Commitments to extend credit                    $ 14,434,000                       $ 19,468,000
      Standby letters of credit                            583,000                          1,372,000

                     SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. CONDENSED FINANCIAL INFORMATION OF SOUTHEASTERN BANKING CORPORATION (PARENT COMPANY ONLY)

Parent Company only financial information is presented below:

                            CONDENSED BALANCE SHEETS

DECEMBER 31,                                                      1998          1997
------------                                                   -----------   -----------
ASSETS

Cash                                                           $ 1,080,272   $   150,076
Investment in subsidiaries, at equity                           40,148,538    37,552,667
Premises and equipment, net                                         84,534        94,568
Other assets                                                       511,435       561,100
                                                               -----------   -----------

TOTAL ASSETS                                                   $41,824,779   $38,358,411
                                                               -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Other liabilities                                              $   674,482   $   489,754
                                                               -----------   -----------
STOCKHOLDERS' EQUITY
  Common stock                                                   4,475,996     4,475,996
  Additional paid-in capital                                     1,391,723     1,391,723
  Retained earnings                                             34,993,625    31,986,080
                                                               -----------   -----------
Realized stockholders' equity                                   40,861,344    37,853,799
Accumulated other comprehensive income - unrealized gains on
   investment securities, net of tax                               288,953        14,858
                                                               -----------   -----------

Total stockholders' equity                                      41,150,297    37,868,657
                                                               -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $41,824,779   $38,358,411
                                                               ===========   ===========


                     SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                  1998         1997         1996
------------------------               ----------   ----------   ----------
INCOME
   Dividends                           $2,180,000   $2,320,000   $2,200,000
   Interest income                         28,429       14,472       23,215
   Equity in undistributed income of
     subsidiaries                       2,271,776    2,494,719    2,772,991
   Other income                              --           --          3,475
                                       ----------   ----------   ----------

Total income                            4,480,205    4,829,191    4,999,681
                                       ----------   ----------   ----------

OPERATING EXPENSES
   Interest expense                          --         41,339      133,450
   Occupancy and other expenses            92,098       90,668      129,972
                                       ----------   ----------   ----------

Total expenses                             92,098      132,007      263,422
                                       ----------   ----------   ----------

Income before income tax benefit        4,388,107    4,697,184    4,736,259

INCOME TAX BENEFIT                          4,491       24,711       68,968
                                       ----------   ----------   ----------

NET INCOME                             $4,392,598   $4,721,895   $4,805,227
                                       ==========   ==========   ==========

                     SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                       CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                       1998           1997           1996
------------------------                                   -----------    -----------    -----------
OPERATING ACTIVITIES
   Net income                                              $ 4,392,598    $ 4,721,895    $ 4,805,227
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in undistributed income of subsidiaries       (2,271,776)    (2,494,719)    (2,772,991)
       Depreciation and amortization                            59,322         59,322         59,322
       Deferred income tax expense                                --             --            2,380
       Net gains on sales of real estate held for resale          --             --           (3,475)
       Changes in assets and liabilities:
         Decrease (increase) in other assets                       377         (2,638)       158,276
         Decrease in other liabilities                         (18,304)       (23,314)       (19,081)
                                                           -----------    -----------    -----------

Net cash provided by operating activities                    2,162,217      2,260,546      2,229,658
                                                           -----------    -----------    -----------
INVESTING ACTIVITIES
   Purchases of investment securities:
     Available-for-sale                                           --             --             (826)
   Investment in subsidiaries                                  (50,000)          --       (1,500,000)
   Proceeds from sales of real estate held for resale             --             --           56,475
                                                           -----------    -----------    -----------

Net cash used in investing activities                          (50,000)          --       (1,444,351)
                                                           -----------    -----------    -----------
FINANCING ACTIVITIES
   Payments on note payable                                       --       (1,450,000)    (1,075,000)
   Cash dividends paid                                      (1,182,021)    (1,121,506)    (1,062,303)
                                                           -----------    -----------    -----------

Net cash used in financing activities                       (1,182,021)    (2,571,506)    (2,137,303)
                                                           -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           930,196       (310,960)    (1,351,996)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 150,076        461,036      1,813,032
                                                           -----------    -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 1,080,272    $   150,076    $   461,036
                                                           ===========    ===========    ===========

                      SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   STOCKHOLDERS' EQUITY

On August 9, 1996, the Company paid a three-for-one stock split to stockholders of record at the close of business on July 26, 1996. The issuance of the stock split increased the Company's outstanding common stock from 1,193,599 shares to 3,580,797 shares. All per share amounts were restated to reflect the stock split.

15.   REGULATORY REQUIREMENTS

The Company and its bank subsidiary are subject to various regulatory capital requirements. Failure to meet adequate or minimum capital requirements can initiate certain mandatory and additional discretionary actions by regulators that could have a material effect on the Company's financial statements. The Company and its bank subsidiary must meet specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgments about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 (primarily stockholders' equity less intangible assets) and total (Tier 1, certain debt instruments, and a portion of the allowance for loan losses) capital to risk-weighted assets and a leverage ratio of Tier 1 capital to average quarterly assets. As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and its bank subsidiary meet all applicable capital requirements as of December 31, 1998. Actual capital amounts and ratios for 1998 and 1997 are presented in the tables on the next page.

                     SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              REGULATORY
                                           REGULATORY      DEFINITION OF
                                        DEFINITION OF         ADEQUATELY
                                     WELL CAPITALIZED        CAPITALIZED                          ACTUAL
 DECEMBER 31, 1998                            (RATIO)            (RATIO)          (CAPITAL AMOUNT/RATIO)
 --------------------------------------------------------------------------------------------------------
 TIER 1 CAPITAL RATIO
   Consolidated                                 6.00%              4.00%       $39,375,000        22.37%
   Southeastern Bank                            6.00%              4.00%        38,742,000        22.03%

 TOTAL CAPITAL RATIO
   Consolidated                                10.00%              8.00%        41,591,000        23.62%
   Southeastern Bank                           10.00%              8.00%        40,954,000        23.29%

 TIER 1 LEVERAGE RATIO
   Consolidated                                 5.00%              4.00%        39,375,000        11.78%
   Southeastern Bank                            5.00%              4.00%        38,742,000        11.60%


                                                              REGULATORY
                                           REGULATORY      DEFINITION OF
                                        DEFINITION OF         ADEQUATELY
                                     WELL CAPITALIZED        CAPITALIZED                          ACTUAL
 DECEMBER 31, 1997                            (RATIO)            (RATIO)          (CAPITAL AMOUNT/RATIO)
 --------------------------------------------------------------------------------------------------------

 TIER 1 CAPITAL RATIO

   Consolidated                                 6.00%              4.00%       $34,779,000        17.91%
   Southeastern Bank                            6.00%              4.00%        29,451,000        18.93%
   Southeastern Bank of Florida                 6.00%              4.00%         5,465,000        14.16%

 TOTAL CAPITAL RATIO

   Consolidated                                10.00%              8.00%        37,223,000        19.16%
   Southeastern Bank                           10.00%              8.00%        31,412,000        20.19%
   Southeastern Bank of Florida                10.00%              8.00%         5,896,000        15.28%

 TIER 1 LEVERAGE RATIO

   Consolidated                                 5.00%              3.00%        34,779,000        10.31%
   Southeastern Bank                            5.00%              3.00%        29,451,000        11.15%
   Southeastern Bank of Florida                 5.00%              3.00%         5,465,000         7.35%

State banking regulations limit the amount of dividends the bank subsidiary may pay without prior approval. The amount of cash dividends available from the bank subsidiary for payment in 1999 without such prior approval is approximately $2,233,000.

                     SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   COMMITMENTS

Commitments to extend credit totaled approximately $14,434,000 and $19,468,000 at December 31, 1998 and 1997. Standby letters of credit totaled approximately $583,000 and $1,372,000 at December 31, 1998 and 1997, respectively. A substantial amount of these contracts expire without being drawn upon. As a result, total contractual amounts do not represent future credit exposure or liquidity requirements.

17.   CONTINGENCIES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

--------------------------------------------------------------------------------

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.  The following table lists the names, ages, and principal occupations of the Company's directors:

--------------------------------------------------------------------------------
                                                                 YEAR ELECTED
     NAME AND PRINCIPAL OCCUPATION                  AGE    DIRECTOR (7),(8),(9)
--------------------------------------------------------------------------------

1. LESLIE H. BLAIR (2),(3),(4)                      58          1978
   VICE PRESIDENT, GOWEN TIMBER COMPANY

2. DAVID H. BLUESTEIN (2),(3),(4),(6)               57          1984
   PRESIDENT, BLUESTEIN'S SUPERMARKET, INC.

3. GENE F. BRANNEN(1) (2),(3),(4)                   64          1984
   PRESIDENT, BRANNEN SEAFOOD COMPANY, INC.

4. WILLIAM DOWNEY (1),(3)                           65          1976
   REALTOR, GOLDEN ISLES REALTY
   TREASURER OF THE COMPANY

5. ALYSON GRAY (2),(3)                              31          1999
   ASSISTANT SECRETARY OF THE COMPANY
   CONTROLLER, SOUTHEASTERN BANK

6. CORNELIUS P. HOLLAND, III (1),(3),(4),(6)        43          1997
   PRESIDENT OF THE COMPANY
   CHAIRMAN, SEB

7. ALVA J. HOPKINS, III (1),(3),(5)                 46          1978
   ATTORNEY-AT-LAW
   PRESIDENT, TOLEDO MANUFACTURING COMPANY

8. G. NORRIS JOHNSON (3),(5)                        63          1979
   PRESIDENT, JOHNSON BROTHERS, INC.

--------------------------------------------------------------------------------
                                                           YEAR ELECTED
  NAME AND PRINCIPAL OCCUPATION, CONTINUED          AGE    DIRECTOR (7),(8),(9)
--------------------------------------------------------------------------------

9.  S. MICHAEL LITTLE (1),(2),(3),(4),(6)           50          1973
    VICE PRESIDENT OF THE COMPANY
    PRESIDENT, SEB
    PRESIDENT, SBCF

10. E. B. STAPLETON, JR.                            81          1964
    RETIRED, STAPLETON INSURANCE AGENCY
    ASSISTANT SECRETARY OF THE COMPANY
------------
(1) Member of Executive Committee of the Company.
(2) Member of Profit-Sharing Committee of the Company.
(3) Director of SEB.
(4) Member of Executive Committee of SEB.
(5) Member of Audit Committee of SEB.
(6) Director of SBCF.
(7) Alyson Gray was elected a member of the Board of Directors by the Board at its meeting on March 9, 1999.
(8) Date of election, if prior to incorporation of the Company, is date first elected a director of SEB.
(9) Except for a one-year break in service, E. B. Stapleton, Jr. has served continuously as an elected or appointed Board member since the Company's inception. Mr. Stapleton serves as an emeritus director of Southeastern Bank and as a member of its Audit Committee.

Except for Mr. Holland, all of the directors have been engaged in their respective principal occupation and have been associated with their respective employers for the last five years; Mr. Holland was previously employed by a regional bank based in Birmingham, Alabama for fourteen years. Unless otherwise noted, all directors have served continuously since their first election.

EXECUTIVE OFFICERS. Executive officers are elected annually by the Board of Directors. The following table sets forth the name of each executive officer of the Company and its subsidiaries and the principal positions and offices he holds with the Company. Unless otherwise indicated, each of these officers has served as an executive officer of the Company or its subsidiaries for at least five years.

--------------------------------------------------------------------------------
 NAME                                 INFORMATION ABOUT EXECUTIVE OFFICERS
--------------------------------------------------------------------------------

 CORNELIUS P. HOLLAND, III            President of the Company and Chairman of
                                      the Board of SEB. From April 7, 1997 -
                                      December 9, 1997, Mr. Holland was Vice
                                      Chairman of SEB. From 1983 - April 1997,
                                      Mr. Holland held various positions at
                                      Compass Bank, Birmingham, Alabama, most
                                      recently Senior Vice President/Manager,
                                      Metropolitan Commercial Banking.

S. MICHAEL LITTLE                     Vice President of the Company. Mr. Little
                                      is also President of both SEB and SBCF.
                                      Mr. Little also served as Chairman of SEBF prior to its merger with SEB in June 1998.

W. DANIEL BURKHALTER                  Senior Vice President of SEB. In addition
                                      to his position at SEB, Mr. Burkhalter
                                      served as President of SEBF prior to its merger with SEB. Mr. Burkhalter is 45.

--------------------------------------------------------------------------------

None of the directors or executive officers have been involved in legal proceedings relating to the Bankruptcy Act, criminal proceedings, or securities law violations. There are no family relationships among the current directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Because executive officers are compensated by the respective subsidiaries, the Company paid no salaries or fees to any officer during 1998. The following table sets forth the compensation of executive officers of the Company's subsidiaries whose annual compensation exceeded $100,000 in 1998:

----------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                                                          ANNUAL COMPENSATION
NAME OF                         PRINCIPAL                           ----------------------------          ALL OTHER
EXECUTIVE OFFICER               POSITION                YEAR           SALARY            BONUS     COMPENSATION (2),(3),(4)
-----------------------------------------------------------------------------------------------------------------------------
Cornelius P. Holland, III       President of            1998        $183,000.00       $15,250.00          $18,822.16
                                the Company(1)          1997         127,199.13       ----------            2,421.92

S. Michael Little               Vice President of       1998        $150,000.00       $12,500.00          $19,298.28
                                the Company             1997         137,792.00        11,482.64           15,631.78
                                                        1996         133,000.00        53,083.34           15,604.93

W. Daniel Burkhalter            Senior Vice             1998         $98,952.00       $ 8,246.00          $13,877.08
                                President of            1997          98,952.00         7,250.00           14,102.32
                                Southeastern Bank       1996          95,946.42        44,000.00           13,290.52
------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Holland became an executive officer of the Company on April 7, 1997.
(2) The Company's subsidiaries maintain a qualified profit-sharing plan which covers officers and other employees who have completed one calendar year of service. A participant's interest vests 20% each year, beginning after the third year of service, with 100% vesting at the end of the seventh year. The amount in this column includes the profit-sharing contribution amount set aside for these executive officers: In 1998, the total contribution for these officers approximated $40,000.00. In 1998, the total contribution for all participants was $375,000.00.
(3) The Company provides group medical and life insurance for officers and employees. Additionally, all of these executive officers are entitled to a $100,000 executive life insurance policy. The premium amount for these policies is included in this total.
(4) This compensation amount does not include the value of any personal benefit that might be derived from the use of an automobile.

COMPENSATION PURSUANT TO PLANS. The Company maintains an Employee Profit-Sharing Plan (the Plan). The purpose of the Plan is to provide employees with an opportunity to share in the profits generated by participating subsidiaries. A participating employee's (the Participant) eligibility for benefits is determined by his or her period of service. A Participant's period of service begins on the commencement date of his employment and continues through (i) periods of temporary illness; (ii) periods of temporary lay-off; (iii) authorized leaves of absence; (iv) periods of termination of employment lasting less than one year; and (v) certain periods of transfer to a member of the controlled group of corporations of which the Company may become a part, as defined by the Employee Retirement Income Security Act and regulations issued thereunder.

Contributions are made each year in an amount determined by each participating subsidiary's Board of Directors, subject to certain limitations regarding earnings. No contributions by Participants are required or permitted. Contributions are placed in a trust account, which is administered by a corporate entity determined by the Company's Board of Directors.

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

A Participant's interest in his account vests 100% when his employment is terminated (i) at or after the Participant attains the normal retirement age of 65; (ii) at or after the Participant attains age 59 1/2, has 10 years of service, and early retirement is approved by the Board of Directors; or (iii) due to disability. If termination is caused by a Participant's death, the Participant's beneficiary becomes vested in the Participant's account as of the date of the Participant's death. If a Participant's employment is terminated for any reason other than those set out above, vesting in the Participant's account is determined according to the following schedule:

--------------------------------------------------------------------------------
                                              VESTED           FORFEITED
YEARS OF SERVICE                         PERCENTAGES         PERCENTAGES
--------------------------------------------------------------------------------
Less than 3                                      0%               100%
3 but less than 4                               20                 80
4 but less than 5                               40                 60
5 but less than 6                               60                 40
6 but less than 7                               80                 20
7 or more                                      100                  0
--------------------------------------------------------------------------------

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

BOARD COMPENSATION. Each director of the Company who is not an employee is paid a director's fee of $500.00 per meeting. Additionally, each non-employee director of SEB is paid a director's fee of $450.00 per month, and, if on the Executive Committee, an additional $400.00 per month. Audit Committee members are paid $150.00 for each meeting attended. Non-employee directors of SBCF are paid $100.00 per meeting attended.

STOCK OPTIONS, WARRANTS, OR RIGHTS. The Company and its subsidiaries have not issued and do not have outstanding any options, warrants, or rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The table below lists the beneficial ownership of the Company's only outstanding class of securities, common stock, $1.25 par value, by (i) the Company's directors and certain executive officers and by all directors and executive officers as a group (11 persons), and by (ii) persons who may be considered beneficial owners of more than 5% of the Company's outstanding common stock as of February 26, 1999:

-------------------------------------------------------------------------------
                                                        SHARES       PERCENT OF
                        NAME OF                   BENEFICIALLY        SHARES
SECURITY OWNERSHIP      BENEFICIAL OWNER               OWNED(1)     OUTSTANDING
-------------------------------------------------------------------------------
                        Leslie H. Blair                  8,340            *
                        David H. Bluestein              13,146            *
                        Gene F. Brannen                 24,849            *
                        William Downey                 186,642        5.21%
                        Alyson Gray                    815,878        22.78
                        Cornelius P. Holland, III        1,000            *
                        Alva J. Hopkins, III            34,398            *
                        G. Norris Johnson                8,500            *
                        S. Michael Little              101,233         2.83
                        E. B. Stapleton, Jr.            60,595         1.69
                        W. Daniel Burkhalter            16,602            *
-------------------------------------------------------------------------------
                        ALL DIRECTORS AND EXECUTIVE
                        OFFICERS AS A GROUP          1,271,183        35.50%
-------------------------------------------------------------------------------

 * Beneficially owned less than 1% of the outstanding shares of Company common stock.
(1) Except as otherwise indicated, each director possessed sole voting and investment power with respect to all shares set forth opposite his or her name. The number of shares as to which each person has shared powers is as follows: Leslie H. Blair - 3,000 shares; Gene F. Brannen - 19,296; William Downey - 29,700; Alyson Gray - 2,613; Alva J. Hopkins, III - 1,980; S. Michael Little - 12,112; E. B. Stapleton, Jr. - 15,784; and W. Daniel Burkhalter - 300.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1998, the Company's subsidiaries engaged in customary banking transactions and had outstanding loans to directors, executive officers, principal shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Additionally, in the ordinary course of business, the Company buys goods and services from directors who are not employees. These purchases were not significant during 1998. See Note 6 to the consolidated financial statements.

               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.]

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1. and 2. - Financial Statements and Schedules
--------------------------------------------------------------------------------
                                                                    PAGE NUMBER
                                                                      IN ANNUAL
INDEX TO FINANCIAL STATEMENTS & SCHEDULES                                REPORT
--------------------------------------------------------------------------------

AUDITED FINANCIAL STATEMENTS

         Independent auditors' report                                     29
         Consolidated balance sheets at December 31, 1998 and 1997        30
         Consolidated statements of income for each of
             the three years ended December 31, 1998                      31
         Consolidated statements of stockholders' equity for each of
             the three years ended December 31, 1998                      32
         Consolidated statements of cash flows for each of
             the three years ended December 31, 1998                      33
         Notes to consolidated financial statements                       34

--------------------------------------------------------------------------------
         (b)      Reports on Form 8-K - NONE


         (c)      Index to Exhibits:


         EXHIBIT TABLE                                        PAGE
-------------------------------------            ------------------------------
Articles of Incorporation and By-Laws            Incorporated by reference from
                                                 Form 10-K filed for year ended
                                                 December 31, 1990.
Exhibit 22     Subsidiaries of the Company

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

Date:  MARCH 9, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


--------------------------------------------------------------------------------
             DIRECTORS                                  DATE
--------------------------------------------------------------------------------

  /s/ LESLIE H. BLAIR                               March 9, 1999
--------------------------------
      LESLIE H. BLAIR

  /s/ DAVID H. BLUESTEIN                            March 9, 1999
--------------------------------
      DAVID H. BLUESTEIN

  /s/ GENE F. BRANNEN                               March 9, 1999
--------------------------------
      GENE F. BRANNEN

  /s/ WILLIAM DOWNEY                                March 9, 1999
--------------------------------
      WILLIAM DOWNEY

  /s/ CORNELIUS P. HOLLAND, III                     March 9, 1999
--------------------------------
      CORNELIUS P. HOLLAND, III

  /s/ ALVA J. HOPKINS, III                          March 9, 1999
--------------------------------
      ALVA J. HOPKINS, III

  /s/ G. NORRIS JOHNSON                             March 9, 1999
--------------------------------
      G. NORRIS JOHNSON

  /s/ S. MICHAEL LITTLE                             March 9, 1999
--------------------------------
      S. MICHAEL LITTLE

  /s/ E. B. STAPLETON, JR.                          March 9, 1999
--------------------------------
      E. B. STAPLETON, JR.

--------------------------------------------------------------------------------

EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  22                Subsidiaries of the Company

  27                Financial Data Schedule