Form 10-Q
period 1999-03-31
SOUTHEASTERN BANKING CORP
filed 1999-05-17
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended..........................................03-31-99
Commission File Number...................................................2-83157

                        SOUTHEASTERN BANKING CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                    58-1423423
--------------------------------         ------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

    1010 NORTHWAY STREET
        DARIEN, GEORGIA                                  31305
--------------------------------------                ----------
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code:  (912) 437-4141

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]      NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                      SHARES OUTSTANDING
------------------------------                  ----------------------------
Common Stock - $1.25 Par Value                  3,580,797 Shares at 04-30-98

                       This Document consists of 23 pages.
                    The Exhibit Index is located at page 22.

                        SOUTHEASTERN BANKING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                        1999                 1998
------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                         $ 12,285,233         $ 14,464,719
Federal funds sold                                                                 4,740,000           15,670,000
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                         17,025,233           30,134,719

Investment securities
     Held-to-maturity (market value of approximately $26,186,000
        and $24,948,000 at March 31, 1999 and December 31, 1998)                  25,416,498           23,873,246
     Available-for-sale, at market value                                         122,652,758          109,157,838
------------------------------------------------------------------------------------------------------------------
Total investment securities                                                      148,069,256          133,031,084

Loans, gross                                                                     166,021,068          168,044,357
     Unearned income                                                              (2,941,915)          (3,283,218)
     Allowance for loan losses                                                    (3,149,079)          (3,406,626)
-----------------------------------------------------------------------------------------------------------------
Loans, net                                                                       159,930,074          161,354,513

Premises and equipment, net                                                        6,532,624            6,603,948
Intangible assets                                                                  1,429,326            1,477,007
Other assets                                                                       5,618,373            5,332,061
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $338,604,886         $337,933,332
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

    Noninterest-bearing deposits                                                $ 52,883,810         $ 58,261,917
    Interest-bearing deposits                                                    240,424,361          234,434,679
-----------------------------------------------------------------------------------------------------------------
Total deposits                                                                   293,308,171          292,696,596

U. S. Treasury demand note                                                           728,331              816,053
Other liabilities                                                                  3,074,661            3,270,386
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                297,111,163          296,783,035
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

    Common stock - $1.25 par value;  authorized 10,000,000
       shares; issued and outstanding 3,580,797 shares                             4,475,996            4,475,996
    Additional paid-in-capital                                                     1,391,723            1,391,723
    Retained earnings                                                             35,740,222           34,993,625
------------------------------------------------------------------------------------------------------------------
Realized stockholders' equity                                                     41,607,941           40,861,344
Accumulated other comprehensive income - unrealized (losses)
       gains on available-for-sale securities, net of tax                           (114,218)             288,953
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        41,493,723           41,150,297
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $338,604,886         $337,933,332
=================================================================================================================


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                                             1999                    1998
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans, including fees                                                          $4,275,575              $4,736,984
    Federal funds sold                                                                195,412                 261,764
    Investment securities
        Taxable                                                                     1,663,388               1,336,605
        Tax-exempt                                                                    303,839                 247,034
----------------------------------------------------------------------------------------------------------------------
Total interest income                                                               6,438,214               6,582,387
----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    Deposits                                                                        2,760,477               2,765,071
    U. S. Treasury demand note                                                          7,774                  16,520
----------------------------------------------------------------------------------------------------------------------
Total interest expense                                                              2,768,251               2,781,591
----------------------------------------------------------------------------------------------------------------------

Net interest income                                                                 3,669,963               3,800,796

PROVISION FOR LOAN LOSSES                                                             300,000                 315,000
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                 3,369,963               3,485,796
----------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
   Service charges on deposit accounts                                                582,320                 631,879
   Investment securities gains, net                                                         -                   8,123
   Gain on sale of branches before tax provision of $559,731                                -                 101,908
   Other operating income                                                             251,912                 244,814
----------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                              834,232                 986,724
----------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
   Salaries and employee benefits                                                   1,441,500               1,517,468
   Occupancy and equipment                                                            446,210                 429,757
   Other operating expense                                                            753,320                 774,930
----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                           2,641,030               2,722,155
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                          1,563,165               1,750,365

INCOME TAX EXPENSE                                                                    458,489               1,072,019
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                         $1,104,676               $ 678,346
======================================================================================================================
NET INCOME PER SHARE - BASIC                                                         $   0.31                $   0.19
======================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                  (UNAUDITED)



                                                                                                  ACCUMULATED
                                                                ADDITIONAL                              OTHER
                                                   COMMON          PAID-IN         RETAINED     COMPREHENSIVE
THREE MONTHS ENDED MARCH 31,                        STOCK          CAPITAL         EARNINGS            INCOME             TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                   $  4,475,996     $  1,391,723     $ 31,986,080      $     14,858      $ 37,868,657

Comprehensive income:
    Net income                                       --               --            678,346              --             678,346
    Other comprehensive income, net
       of tax effect of $21,177:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                                 --               --               --              41,108            41,108
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                    719,454
-------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared
    ($0.06 2/3 per share)                            --               --           (238,839)             --            (238,839)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                      $  4,475,996     $  1,391,723     $ 32,425,587      $     55,966      $ 38,349,272
===============================================================================================================================
BALANCE, DECEMBER 31, 1998                   $  4,475,996     $  1,391,723     $ 34,993,625      $    288,953      $ 41,150,297

Comprehensive income:
    Net income                                       --               --          1,104,676              --           1,104,676
    Other comprehensive income, net
       of tax effect of $207,694:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                                 --               --               --            (403,171)         (403,171)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                              701,505
-------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared
    ($0.10 per share)                                --               --           (358,079)             --            (358,079)
===============================================================================================================================
BALANCE, MARCH 31, 1999                      $  4,475,996     $  1,391,723     $ 35,740,222      $   (114,218)     $ 41,493,723
===============================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


THREE MONTHS ENDED MARCH 31,                                                           1999                1998
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                  $ 1,104,676         $   678,346
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Provision for loan losses                                                    300,000             315,000
       Depreciation                                                                 233,134             235,932
       Amortization and accretion, net                                               69,269              55,755
       Investment securities gains, net                                                   -              (8,123)
       Net gains on sales of other real estate                                       (4,544)            (13,398)
       Gain on sale of branches before tax provision                                      -            (101,908)
       Changes in assets and liabilities:
         Decrease in other assets                                                   489,604             789,460
         Increase in other liabilities                                              114,732             689,599
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         2,306,871           2,640,663
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
       Proceeds from maturities of investment securities:
         Held-to-maturity                                                           730,000             972,300
         Available-for-sale                                                      25,306,892          17,936,413
       Proceeds from sales of investment securities:
         Available-for-sale                                                               -           3,501,562
       Proceeds from sales of other real estate                                      88,058              57,207
       Purchases of investment securities:
         Held-to-maturity                                                        (2,277,733)           (904,668)
         Available-for-sale                                                     (39,429,787)        (13,278,497)
       Net increase in short-term securities                                              -          (9,997,998)
       Net decrease in loans                                                        414,543           5,785,903
       Additions to premises and equipment, net                                    (103,648)            (72,140)
       Net funds paid in sale of branches                                                 -         (13,589,236)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (15,271,675)         (9,589,154)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
      Net (decrease) increase in demand, NOW, and savings deposits               (1,186,707)          6,647,331
      Net increase in certificates of deposit                                     1,798,282           1,871,662
      Net decrease in U. S. Treasury demand note                                    (87,722)         (2,724,494)
      Cash dividends paid                                                          (668,535)           (465,504)
----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                (144,682)          5,328,995
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                       (13,109,486)         (1,619,496)
Cash and cash equivalents at beginning of year                                   30,134,719          39,741,483
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                           $17,025,233         $38,121,987
----------------------------------------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

         The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefit and other transactions normally determined or settled at year-end. Operating results for the three months ended March 31, 1999 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       RECLASSIFICATIONS

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

4.       MERGER OF BANK SUBSIDIARIES

         At the close of business on June 25, 1998, Southeastern Bank of Florida merged with and into Southeastern Bank. The banking offices of Southeastern Bank of Florida are now operating as branches of Southeastern Bank. The merger of these wholly-owned subsidiaries did not have a significant impact on the Company's financial condition or results of operations.

5.       NEW ACCOUNTING PRONOUNCEMENTS

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

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE 1998 ANNUAL REPORT ON FORM 10-K AND THE CONSOLIDATED FINANCIAL STATEMENTS & RELATED NOTES ON PAGES 1 - 6 OF THIS QUARTERLY FILING.

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation (the Company) is a financial services company headquartered in Darien, Georgia. Prior to June 25, 1998, the Company had two bank subsidiaries - Southeastern Bank (SEB) and Southeastern Bank of Florida
(SEBF). At the close of business on June 25, SEBF, with offices in Callahan, Hilliard, and Yulee, merged with and into SEB. SEB, a state banking association also headquartered in Darien, now operates fourteen full-service banking offices in southeast Georgia and northeast Florida. Unless otherwise indicated, the ensuing Analysis presumes that SEB and SEBF have operated as a single entity for all periods presented and discussed.

Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. For additional information regarding the sale of the Alachua offices, refer to the disclosures provided under Results of Operations. SEB had total assets of approximately $338,054,000 at March 31, 1999 versus $337,327,000 at year-end 1998.

Additionally, prior to mid-1998, the Company had no subsidiaries other than commercial banks. In 1998, the Company formed an insurance subsidiary, SBC Financial Services, Inc. (SBCF), to sell insurance and annuity products, initially to customers in Georgia. An inaugural investment of $50,000 was made by the Company in SBCF. The Company expects to make additional capital investments in its new subsidiary during its infancy. As it matures, SBCF is expected to supplement and grow existing noninterest income, thereby increasing the Company's profitability and shareholder value. The insurance subsidiary had a nominal impact on the Company's financial condition and results of operations during the first quarter of 1999.

FINANCIAL CONDITION

Total assets grew $671,554 or 0.20% since year-end 1998 and $17,615,230 or 5.49% since March 31, 1998. The increase in total assets since March 31, 1998 has transpired from growth in deposits, particularly interest-bearing deposits. Pertinent details on deposits and deposit components are provided in the Liquidity section of this Analysis. During the year-ago period, total assets declined $26,908,177 or 7.73%. Virtually all of the 1998 decline in total assets was attributable to the January branch sale; this decline was partially offset by asset growth at the remaining SEB locations during the first three months of 1998.


Investment Securities

Investment securities represented 47% of earning assets at March 31, 1999 compared to 42% and 37% at December 31, 1998 and March 31, 1998. Funds available from declines in loans and other sources since the year earlier period have been placed in investment securities. No significant changes have occurred in

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

the investment securities mix at March 31, 1999. The amortized cost and estimated fair value of investment securities are delineated in the table below:


--------------------------------------------------------------------------------
INVESTMENT SECURITIES BY CATEGORY   AMORTIZED  UNREALIZED   UNREALIZED      FAIR
MARCH 31, 1999                           COST       GAINS       LOSSES     VALUE
--------------------------------------------------------------------------------
(In thousands)

Available-for-sale:
     U. S. Treasury and U. S.
       Government agencies            $98,435      $  218       $  234   $98,419
     Mortgage-backed securities        23,303          31          188    23,146
     Equity securities                  1,088           -            -     1,088
--------------------------------------------------------------------------------
                                      122,826         249          422   122,653
Held-to-maturity:
     States and political
        subdivisions                   25,416         840           70    26,186
--------------------------------------------------------------------------------
Total investment securities          $148,242     $ 1,089       $  492  $148,839
================================================================================

The Company does not have a concentration in the obligations of any issuer other than the U. S. Government and its agencies.

Loans

Loans, net of unearned income, declined $1,681,986 or 1.02% since year-end 1998. As a percent of deposits, net loans aggregated 55.60% at March 31, 1999 compared to 56.29% at year-end 1998 and 58.76% at March 31, 1998. A continuing drop in commercial loans outstanding was the predominant factor in the year-to-date decline. The consumer loan portfolio declined a slight $383,000 since December 31, 1998 but grew an appreciable $5,207,000 since the 1998 first quarter. Growth in consumer loans is especially welcome, because consumer loans remain the Company's highest interest-earning assets. To reiterate the discussion in the 1998 Annual Report, management is committed to growing the consumer portfolio and reversing the downward drift in the commercial portfolio by a) utilizing competitive pricing on loan products and b) developing additional loan relationships, all without compromising portfolio quality. During the year-ago period, net loans declined $23,760,871 or 12.72%. More than 70% of the 1998 drop in loan balances was attributable to the sale of the Alachua offices. The remaining decline resulted from overall decreases in commercial loans outstanding at other SEB locations. Loans outstanding are presented by type in the table below:

-------------------------------------------------------------------------------
                                             MARCH 31, DECEMBER 31,  MARCH 31,
LOANS BY CATEGORY                                 1999         1998       1998
-------------------------------------------------------------------------------
(In thousands)

Commercial, financial, and agricultural       $ 68,402    $ 69,125    $ 74,734
Real estate - construction                       1,715       2,318       2,419
Real estate - mortgage                          59,722      60,035      58,586
Consumer, including credit cards                36,182      36,566      30,976
-------------------------------------------------------------------------------
      Loans, gross                             166,021     168,044     166,715
      Unearned income                            2,942       3,283       3,653
-------------------------------------------------------------------------------
           Loans, net                         $163,079    $164,761    $163,062
-------------------------------------------------------------------------------

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. A significant portion of the Company's loans are collateralized by real estate; at March 31, 1999, gross loans secured by real estate approximated $104,806,000. A geographic concentration in loans ensues given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit totaled approximately $16,240,000 and $696,000 at March 31, 1999; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Nonperforming loans, a central component of nonperforming assets, were up $93,000 or 7.46% since December 31, 1998. As a percent of net loans, nonperforming loans totaled 0.82% at March 31, 1999, effectively increasing 6 basis points from year-end 1998 and doubling, or increasing 41 basis points, from 0.41% a year earlier. The 1999 increase in nonperforming loans was attributable to the placement of certain real estate - construction loans on nonaccrual status since the preceding year-end. No reduction in nonaccrual balances has been made for the portion of such loans wholly or partially guaranteed by the U.S. Small Business Administration. Such guarantees would have reduced nonaccrual balances by $84,000 at both March 31, 1999 and year-end 1998 and by $66,000 at March 31, 1998. Loans to five separate borrowers comprised $1,286,000 or 96% of nonperforming loan balances at March 31, 1999; further segregated, 71.40% of nonperforming loan balances pertained to merely two borrowers. Foreclosed real estate balances represented the largest portion of nonperforming assets at March 31, 1999, increasing a substantial 79.05% to $1,393,000 since year-end 1998. At March 31, 1999, 77.60% of foreclosed real estate balances were derived from funding originally extended to four separate borrowers; more significantly, 48.96% of total balances applied to a single borrower. Foreclosed real estate balances were concentrated, overall, in residential real estate at March 31, 1999. Of loans past due 90 plus days, 28.41% pertained to five customers. Details on a certain group of loans which comprise virtually all of the net additions to nonperforming assets year-to-date are provided in later sections of this Analysis. The table below provides further information about nonperforming assets and loans past due 90 days or more:

-------------------------------------------------------------------------------
                                          MARCH 31, DECEMBER 31,   MARCH 31,
NONPERFORMING ASSETS                           1999         1998        1998
-------------------------------------------------------------------------------
(In thousands)

Nonaccrual loans:
      Commercial, financial, and            $  605        $  622      $  214
          agricultural
      Real estate - construction               156             0           0
      Real estate - mortgage                   200           240          65
      Consumer, including credit cards           9            10           3
-------------------------------------------------------------------------------
           Total nonaccrual loans              970           872         282
Restructured loans(1)                          369           374         384
-------------------------------------------------------------------------------
           Total nonperforming loans         1,339         1,246         666
Foreclosed real estate(2)                    1,393           778       1,009
-------------------------------------------------------------------------------
Total nonperforming assets                  $2,732        $2,024      $1,675
-------------------------------------------------------------------------------
Accruing loans past due 90 days or more     $2,119        $1,607      $2,387
-------------------------------------------------------------------------------
(1) Does not include restructured loans that yield a market rate.
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Since year-end, a group of loans, primarily real estate, with principal balances approximating $1,295,000 were recognized as significantly impaired. These particular loans were not substantially past due, and their impairment could not be reasonably measured, at December 31, 1998. During the first three months of 1999, these problem loans were charged-off by approximately $448,000 to their estimated net realizable values. Approximately $156,000 of these loans were placed on, and remain in, nonaccrual status. The real estate collateral underlying the balance, or $691,000, of these loans was acquired by foreclosure and classified as other real estate. This group of loans accounts for virtually all of the net additions to nonperforming asset balances year-to-date. Subsequent to March 31, 1999, the portion of these loans included in nonaccrual status was charged-off by approximately one-third, or $55,000, bringing total charge-offs on these loans to $503,000. No additional charge-offs are expected on these particular loans. Management is diligently pursuing remedies under law in seeking to recover these charge-offs but deems any material recovery unlikely. Although disturbingly high, the charge-offs recognized on these problem loans are not expected to result in an upward revision of the 1999 budgeted loan loss provision of $1,200,000. Additionally, management is unaware of any other large, notable potential problem loans at March 31, 1999 that should be included in the table above or otherwise discussed. All known potential problem loans were included in nonperforming loans at March 31, 1998.

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance to net loans ratio totaled 1.93% at March 31, 1999, down 14 basis points from December 31, 1998. The decline in the allowance ratio resulted foremost from the high charge-offs recognized since year-end. Net charge-offs totaled $557,547, up considerably from 1998's $142,929. Approximately 80.29% of charge-offs at March 31, 1999 were attributable to the problem loans discussed earlier. Management is optimistic that charge-offs at December 31, 1999, including the charge-offs associated with the problem loans previously mentioned, will be substantially lower than year-end 1998 and 1997 levels. Management is not content with the charge-off trends recognized the last few years and has implemented several long-term strategies to reduce charge-off levels, including: a) a revised loan grading

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

system, b) periodic external loan review, and c) managerial and staff changes at various locations. Changes to the allowance as a percent of total nonperforming loans were not significant for the periods presented. The provision provided from income remained relatively consistent with 1998 levels, aggregating $300,000 at March 31, 1999 versus $315,000 at March 31, 1998. Activity in the allowance is presented in the table below:

-------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED MARCH 31,                         1999      1998      1997
-------------------------------------------------------------------------------
(Dollars in thousands)

Allowance for loan losses at beginning of year    $  3,407  $  3,705  $  3,735
Provision for loan losses                              300       315       625
Charge-offs:
      Commercial, financial, and agricultural          268        41       369
      Real estate - construction                       263         0         0
      Real estate - mortgage                            12        24         1
      Consumer, including credit cards                 220       204       212
-------------------------------------------------------------------------------
            Total charge-offs                          763       269       582
-------------------------------------------------------------------------------
Recoveries:
      Commercial, financial, and agricultural           43        34        19
      Real estate - construction                         0         0         0
      Real estate - mortgage                             1         3         1
      Consumer, including credit cards                 161        89        99
-------------------------------------------------------------------------------
            Total recoveries                           205       126       119
-------------------------------------------------------------------------------
Net charge-offs                                        558       143       463
-------------------------------------------------------------------------------
Allowance for loan losses at March 31             $  3,149  $  3,877  $  3,897
-------------------------------------------------------------------------------
Net loans outstanding(1) at March 31              $163,079  $163,062  $181,212
-------------------------------------------------------------------------------
Average net loans outstanding(1) at March 31      $164,000  $170,608  $182,411
-------------------------------------------------------------------------------
Ratios:
      Allowance to net loans                         1.93%     2.38%     2.15%
-------------------------------------------------------------------------------
      Net charge-offs to average loans (annualized)  1.36%     0.34%     1.02%
-------------------------------------------------------------------------------
      Provision to average loans (annualized)        0.73%     0.74%     1.37%
-------------------------------------------------------------------------------
(1) Net of unearned income

Management believes the allowance was adequate at March 31, 1999 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management estimates that the loan loss provision will approximate $900,000 during the remainder of 1999.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Other Assets

Gross premises and equipment increased a mere $103,648 during the first three months of 1999. During the year-ago period, gross premises and equipment declined $1,012,539 due to the sale of the Alachua County branches; offsetting capital expenditures totaled less than $73,000. The Company had no material plans or commitments for capital expenditures as of March 31, 1999.

Adjusted for the net additions to foreclosed real estate previously mentioned, other assets declined $328,660 or 6.16% year-to-date. The current period decline resulted mainly from reductions in accrued interest receivables on loans and investment securities. The decline in interest receivables on loans arises from overall lower loan volumes since year-end 1998. The decline in interest receivables on investment securities resulted from variations in interest payment cycles. The decline in interest receivables was negated, in part, by a $207,000 increase in deferred tax assets. Last year, intangible assets declined due to the elimination of goodwill associated with the Alachua offices. As shown in the Capital Adequacy section of this Analysis, the elimination of the Alachua goodwill had a positive impact on the Company's capital ratios.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by deposit growth and by payments and maturities of the loan and investment securities portfolios. At March 31, 1999, investment securities with carrying values of approximately $11,994,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access to short-term funding sources such as U. S. Treasury demand notes, Federal Home Loan Bank advances, and federal funds purchased. The Company has unsecured federal funds lines of credit from other banks totaling $11,000,000. At March 31, 1999 and December 31, 1998, the Company had no amounts outstanding under these lines. The Company is developing a liquidity policy that specifically addresses Year 2000 liquidity issues; refer to the Year 2000 section of this Analysis for details.

Deposits

Total deposits increased a mere $611,575 or 0.21% at March 31, 1999 since year-end 1998. Noninterest-bearing deposits comprised 18.03% and interest-bearing deposits, 81.97%, of total deposits at March 31, 1999. The distribution of interest-bearing balances at March 31, 1999 and certain comparable quarter-end dates is shown in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


-----------------------------------------------------------------------------------------------------------------
                                                       MARCH 31, 1999     DECEMBER 31, 1998      MARCH 31, 1998
                                                    -------------------------------------------------------------
                                                                PERCENT             PERCENT              PERCENT
DEPOSITS                                            BALANCES   OF TOTAL   BALANCES  OF TOTAL   BALANCES  OF TOTAL
-----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest-bearing demand
  deposits(1)                                       $ 44,682    18.58%    $ 43,617   18.61%    $ 39,238   17.27%
Savings                                               76,009    31.62%      72,883   31.09%      75,333   33.16%
Time certificates under $100,000                      78,323    32.58%      78,409   33.44%      76,513   33.68%
Time certificates $100,000 or more                    41,410    17.22%      39,526   16.86%      36,084   15.89%
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                     $240,424   100.00%    $234,435  100.00%    $227,168  100.00%
-----------------------------------------------------------------------------------------------------------------

(1) Includes NOW and money market accounts.

Last year, the January 1998 sale of the Alachua branches resulted in a deposit decline exceeding $33,000,000; by March 31, 1998, deposit growth at the remaining SEB locations had offset approximately 25.52% of the divestiture decline. Since the introduction of the SMARTSAVER account in March 1996, savings balances have constituted a substantially higher percentage of interest-bearing balances than historical norms, particularly on an average basis. The composition of average deposits and the fluctuations therein at March 31 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

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

The gap analysis on the next page provides a snapshot of the Company's interest rate sensitivity position at March 31, 1999.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

---------------------------------------------------------------------------------------------
                                                    REPRICING WITHIN
                                         ------------------------------------------
                                                                               MORE
INTEREST RATE SENSITIVITY                 0 - 3     4 - 12   ONE - FIVE   THAN FIVE
MARCH 31, 1999                           MONTHS     MONTHS        YEARS       YEARS     TOTAL
---------------------------------------------------------------------------------------------
(Dollars in thousands)
INTEREST RATE SENSITIVE ASSETS
  Federal funds sold                   $ 4,740                                       $  4,740
  Securities(1)                          5,035   $   9,194     $101,413     $31,513   147,155
  Loans, gross(2)                       50,704      21,919       56,250      36,179   165,052
---------------------------------------------------------------------------------------------
   Total interest rate sensitive        60,479      31,113      157,663      67,692   316,947
     assets
---------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVE LIABILITIES
  Deposits(3)                           145,944     64,802       29,609          69   240,424
  U. S. Treasury demand note                728                                           728
---------------------------------------------------------------------------------------------
   Total interest rate sensitive
     liabilities                        146,672     64,802       29,609          69   241,152
---------------------------------------------------------------------------------------------
Interest rate sensitivity gap          $(86,193) $ (33,689)    $128,054     $67,623  $ 75,795
---------------------------------------------------------------------------------------------
CUMULATIVE GAP                         $(86,193) $(119,882)    $  8,172     $75,795
---------------------------------------------------------------------------------------------
Ratio of cumulative gap to total
      rate sensitive assets              (27.19)%   (37.82)%      2.58%      23.91%
---------------------------------------------------------------------------------------------
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities  41.23%     43.31%     103.39%     131.43%
---------------------------------------------------------------------------------------------
Cumulative gap at December 31, 1998    $(75,213)  $(97,301)     $15,058     $76,837
---------------------------------------------------------------------------------------------
Cumulative gap at March 31, 1998       $(38,505)  $(63,974)     $19,774     $70,395
---------------------------------------------------------------------------------------------

(1) Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.

(2) No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.

(3) NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As in the prior periods shown, the Company's gap position remained negative through the one year repricing interval at March 31, 1999. A negative gap position indicates that the Company is liability sensitive, and, hence, its rate sensitive liabilities will reprice faster than its rate sensitive assets. Cash flows available from declines in loans, federal funds sold, and other sources to-date in 1999, and also, in 1998, were used to purchase investment securities, principally securities with contractual maturities exceeding one year. Management is committed to reversing the decline in loans outstanding that has necessitated placement of substantial funds in alternative interest-earning assets.

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

its view of current and expected market conditions, the Company's financial position and results of operations could be significantly impacted by changes in interest rate and market risks.

(1,2) See notes 1 and 2 on the preceding page.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a "well-capitalized" institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. At March 31, 1999, the Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations. The Company is committed to maintaining its well-capitalized status.

Capital ratios for the most recent periods are presented in the following table:


--------------------------------------------------------------------------------
                                             MARCH 31,  DECEMBER 31,   MARCH 31,
CAPITAL RATIOS(1)                                 1999          1998        1998
--------------------------------------------------------------------------------
(Dollars in thousands)

  Tier 1 capital:
  Realized stockholders' equity               $ 41,608      $ 40,861    $ 38,293
  Intangible assets and other adjustments       (1,429)       (1,486)     (1,638)
--------------------------------------------------------------------------------
   Total Tier 1 capital                         40,179        39,375      36,655
--------------------------------------------------------------------------------
Tier 2 capital:
  Portion of allowance for loan losses           2,206         2,216       2,143
  Allowable long-term debt                           -             -           -
--------------------------------------------------------------------------------
   Total Tier 2 capital                          2,206         2,216       2,143
--------------------------------------------------------------------------------
Total risk-based capital                      $ 42,385      $ 41,591    $ 38,798
--------------------------------------------------------------------------------
Risk-weighted assets                          $175,576      $176,052    $169,745
--------------------------------------------------------------------------------
Risk-based ratios:
  Tier 1 capital                                22.88%        22.37%      21.59%
--------------------------------------------------------------------------------
  Total risk-based capital                      24.14%        23.62%      22.86%
--------------------------------------------------------------------------------
  Tier 1 leverage ratio                         11.92%        11.78%      11.61%
--------------------------------------------------------------------------------
Realized stockholders' equity to assets         12.29%        12.10%      11.93%
--------------------------------------------------------------------------------

(1) The Company is not subject to the market risk capital guidelines recently adopted by the regulatory authorities; these guidelines created Tier 3 capital.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Due to the elimination of certain intangible assets, the sale of the Alachua County locations in 1998 did not negatively impact the Company's capital ratios. Book value per share grew $0.21 or 1.84% during the three month period to $11.62 at March 31, 1999. Dividends per share totaled $0.10 year-to-date at March 31, 1999, up 50% from 1998. For specific details on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income declined $403,171 at March 31, 1999 compared to year-end 1998. Accumulated other comprehensive income measures net fluctuations in the fair values of investment securities classified as available-for-sale.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. The amount of cash dividends available from SEB for payment the remainder of 1999 without such prior approval is approximately $1,675,000; year-to-date, SEB has paid $558,000 in dividends to the Company. The Company uses dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay regular cash dividends.

RESULTS OF OPERATIONS

Net income for the 1999 first quarter totaled $1,104,676, up $426,330 or 62.85% from the 1998 first quarter and up $99,196 from the 1997 first quarter. On a per share basis, net income grew to $0.31 at March 31, 1999 from $0.19 and $0.28 in 1998 and 1997. During the year-ago period, the Company recognized a $457,823 nonrecurring after-tax loss on the January 1998 sale of the central Florida locations. The effects of the Alachua divestiture on the Company's financial position and results of operations, including the nonrecurring tax effects, represented a long-term strategic move to enable the Company to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets. Excluding the after-tax loss on the sale of the Alachua locations, net income totaled $1,104,676 or $0.31 per share at March 31, 1999 versus $1,136,169 or $0.32 per share at March 31, 1998. Reductions in both net interest and noninterest income, negated in part by overall declines in noninterest expense, contributed to the effective $31,493 or 2.77% net earnings decrease year-to-date. Factors impacting net interest and noninterest income results are further discussed in the next two subsections of this Analysis. The return on beginning equity at March 31 for each of the last three years was 10.81%, 7.17%, and 11.73%.

Net Interest Income

Net interest income declined $130,833 or 3.44% during the first three months of 1999 compared to 1998. Likewise, the net interest margin and net interest spread fell to 4.85% and 3.74%, respectively, from 5.34% and 4.19% a year ago. The key factor in the first quarter results was a continuing drop in average balances and yields on commercial loans. Cash flows from declines in loans and other sources to-date in 1999, and also, in 1998, were placed in investment securities which yield, on average, considerably less than loans of the same duration. The overall decline in interest earnings on assets which resulted from drops in average balances, yields, or a combination thereof, was partially offset by a 30 basis point decrease in cost of funds. Management, through its Asset/Liability Committee, has aggressively sought repricing

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


opportunities for deposits, particularly in certain Georgia markets. As discussed in the 1998 Annual Report, interest margins and spreads will almost certainly continue to narrow as the Company continues to face intense competition for loans and deposit dollars from other banks and credit unions in virtually all its markets. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding include a) utilization of more competitive pricing on loan products and b) development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. During the first three months of 1998 compared to 1997, net interest income declined $208,696 or 5.21%. The majority, or 76%, of the net interest income decline at March 31, 1998 was attributable to the sale of the Alachua offices. The remaining 24% decline was due to results at the remaining SEB locations. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities at March 31, 1999, 1998, and 1997 are provided in the table on the next page.

Noninterest Income and Expense

Excluding the pre-tax gain of $101,908 recognized on the sale of the Alachua offices in 1998, noninterest income declined $50,584 or 5.72% at March 31, 1999 compared to 1998. A $49,599 drop in service charges on deposit accounts was the main element in the first quarter results. The other operating portion of noninterest income climbed a slight 2.90% to $251,912 during the first quarter of 1999 compared to 1998. By type and amount, the chief components of other operating income at March 31, 1999 were mortgage origination fees, $52,957; commissions on the sale of credit life insurance (generated by SEB), $43,681; and safe deposit box rentals, $43,145. Together, these three income items comprised 55.49% of other operating income year-to-date. Salaries and employee benefits fell $75,968 or 5.01% to $1,441,500 at March 31, 1999 compared to 1998.
The vast majority, or 84.29%, of employee expenses were vested in salaries and other direct compensation, including related payroll taxes, at March 31, 1999. Profit-sharing accruals and other fringe benefits represented the remaining 7.20% and 8.51% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms at March 31, 1999. The 3.83% year-to-date increase in net occupancy and equipment expense derived primarily from higher computer costs. The Company began leasing new operating system hardware in the 1998 second quarter; the newly leased hardware replaced a hardware system owned by the Company that was fully depreciated. Because replacement of the operating system hardware was not accelerated due to Year 2000 issues, the new lease amounts are not being disclosed as Year 2000 costs. Refer to the separate disclosures provided under Year 2000 for further details. Other operating expenses declined a moderate 2.79% or $21,610 at March 31, 1999 compared to 1998. No individual component of other operating expenses aggregated or exceeded 10% of the total at March 31, 1999. Omitting the pre-tax gain on the sale of the central Florida locations, noninterest income declined $118,481 or 11.81% at March 31, 1998 compared to 1997. Similarly, noninterest expense decreased $196,111 or 6.72%. Virtually all of the fluctuation in noninterest income and expense during the first three months of 1998 was due to the sale of the Alachua County branches and the elimination of the corresponding income and expenses that accrued to those locations.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

----------------------------------------------------------------------------------------------------------------------
                                          1999                         1998                           1997
                               --------------------------  ----------------------------   ----------------------------
AVERAGE BALANCES                AVERAGE  INCOME/  YIELDS/   AVERAGE   INCOME/   YIELDS/    AVERAGE   INCOME/   YIELDS/
THREE MONTHS ENDED MARCH 31,   BALANCES  EXPENSE    RATES  BALANCES   EXPENSE     RATES   BALANCES   EXPENSE     RATES
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
   ASSETS
   Interest-earning assets:
      Loans, net(1),
       (2), (4)                $164,000 $ 4,287    10.46%  $170,608   $ 4,754    11.15%   $182,411   $ 5,043    11.06%
      Federal funds sold         16,816     195     4.64%    19,419       262     5.39%     17,970       234     5.21%
      Taxable investment
        securities(3)           111,871   1,663     5.95%    87,671     1,337     6.10%     86,949     1,357     6.24%
      Tax-exempt investment
        securities(3), (4)       23,399     459     7.85%    17,743       373     8.42%     19,755       432     8.74%
----------------------------------------------------------------------------------------------------------------------
           Total interest-
             earning assets    $316,086 $ 6,604     8.36%  $295,441   $ 6,726     9.11%   $307,085   $ 7,066     9.20%
======================================================================================================================
   LIABILITIES
   Interest-bearing
    liabilities:
      Interest-bearing
        demand deposits(5)      $46,973  $  336     2.86%   $39,031    $  289     2.96%    $45,610    $  329     2.89%
      Savings(6)                 74,194     764     4.12%    71,800       815     4.54%     68,633       767     4.47%
      Time deposits             118,201   1,660     5.62%   114,213     1,661     5.82%    125,363     1,773     5.66%
      U. S. Treasury demand
        note                        497       8     6.26%       966        17     6.84%      1,280        14     4.53%
      Note payable                                                                           1,167        21     7.26%
----------------------------------------------------------------------------------------------------------------------
          Total interest-
            bearing
            liabilities        $239,865 $ 2,768     4.62%  $226,010   $ 2,782     4.92%   $242,053   $ 2,904     4.80%
======================================================================================================================
   Excess of interest-
    earning assets over
    interest-bearing
    liabilities                 $76,221                     $69,431                        $65,032
======================================================================================================================
   INTEREST RATE SPREAD                             3.74%                         4.19%                          4.40%
======================================================================================================================
   NET INTEREST INCOME                  $ 3,836                       $ 3,944                        $ 4,162
======================================================================================================================
   NET INTEREST MARGIN                              4.85%                         5.34%                          5.42%
======================================================================================================================

(1) Average loans are shown net of unearned income. Nonperforming loans are included.

(2) Includes loan fees.

(3) Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.

(4) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.

(5) NOW and money market accounts.

(6) Refer to the Liquidity section of this Analysis for additional details on deposit components.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

YEAR 2000

The Company is currently addressing a universal situation commonly referred to as the "Year 2000" problem. The Year 2000 problem pertains to the inability of certain computer software programs and equipment to properly recognize and process date-sensitive information relative to the Year 2000 and beyond. The problem is not limited to computer systems and could potentially affect any device that has an embedded microchip. In 1997, the Company developed a plan to address the impact of the Year 2000 problem on its data processing systems, non-information technology systems, and related infrastructure. In developing its Year 2000 plan, the Company utilized guidelines developed by the federal banking regulators which apply to all financial institutions. The Company remains in regular dialogue with and receives guidance from its regulators about its Year 2000 plan. The Company's Year 2000 plan consists of five distinct phases:

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

Year 2000 efforts are progressing as scheduled. The Company has completed phases I, II, III, and IV of its plan and has substantially completed phase V. Testing of all mission critical systems was completed in 1998, and testing of all non-critical systems will be completed no later than June 30, 1999. Certain additional testing may be conducted after completion of the implementation phase.

Third Party Readiness

The Company has sent questionnaires to its major loan customers inquiring about the status of their Year 2000 plans. Based on the results of these questionnaires and on-site visits, a Year 2000 risk rating has been assigned to all borrowers covered by the Year 2000 credit risk policy. These Year 2000 credit risk assessments have been included by the Company in its evaluation of the allowance for loan losses. Based on these assessments, the Company does not believe the Year 2000 problems should, on an aggregate basis, impact its borrowers' ability to make loan payments.

"Critical" vendors supply services consumed on an ongoing basis that, if interrupted, would materially disrupt the Company's ability to conduct operations. The Company has identified all critical vendors and servicers, including its item processing and utility vendors, and has received certifications/assurances of Year 2000 compliance from same. The Company will continue to assess the Year 2000 progress of critical vendors throughout 1999. The progress of less critical vendors is also being monitored, and follow-up action is being taken as needed.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Contingency Plans

The Company is preparing contingency plans pertaining specifically to Year 2000 risks. These contingency plans are being designed to provide for ongoing operations or early business resumption, including utilization of back-up systems, in cases of Year 2000 failures. In conjunction with its contingency planning, the Company is also developing a Year 2000 liquidity policy that will address the need for additional supplies of cash and alternative funding sources to cover any temporary liquidity shortages. The Company anticipates completion of Year 2000 contingency plans by June 30, 1999. Once developed, Year 2000 contingency plans will be tested in certain respects and thereafter refined as additional information becomes available.

Year 2000 Risks

While the Company currently believes that its plan for dealing with the Year 2000 issue will result in timely and adequate modification of affected systems, failure to do so, or the failure of customers and other third parties to modify, upgrade, or replace their affected systems, could have material adverse impacts on the Company's business, operations, or financial condition in the future. Given the numerous and significant uncertainties involved with the Year 2000 issue, there can be no assurance that Year 2000 related estimates and anticipated results will be achieved. Reasonably likely consequences of failure by the Company or third parties to resolve the Year 2000 problem include, among other things, disruptions in customer service, delays in rendering item processing, invoice and collection errors, inability of loan customers to service their loans, unusual withdrawals of deposits, and maintenance of higher currency reserves. The Company believes that its Year 2000 readiness program, including related contingency planning, should greatly reduce the possibility of significant interruptions of normal operations.

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

Implementation of the Company's Year 2000 plan is an ongoing process. Consequently, the cost estimates and completion dates given above are subject to change. The foregoing statements regarding Year 2000 matters constitute Year 2000 readiness disclosures under the Year 2000 Information and Readiness Disclosure Act. For additional information regarding Year 2000 matters, refer to the disclosures provided under Forward-Looking Statements.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Company are discussed in Note 5 to the Consolidated Financial Statements and, further, in the 1998 Form 10-K previously filed with the Securities and Exchange Commission.

Various other accounting proposals concerning the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company has made, and may continue to make, various written or oral forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and reports to shareholders. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. The Company undertakes no obligation to update any forward-looking statements in light of new information or future events.

Certain factors that could affect financial performance or cause actual results to vary significantly from estimates contained in or underlying forward-looking statements include:

     o   Interest rate fluctuations and other market conditions.

     o Strength of the consumer and commercial credit sectors as well as real estate markets.

     o Changes in laws and regulations, including changes in accounting standards, monetary policies, and taxation requirements (including tax rate changes, new tax laws, and revised tax law interpretations).

     o Competitive pricing and other pressures on loans and deposits and the Company's ability to maintain market shares in its trade areas.

     o The inherent uncertainties in achieving Year 2000 compliance with respect to the Company and its vendors, suppliers, and loan customers.

     o The outcome of litigation which depends on judicial interpretations of law and findings of juries.

     o Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

The foregoing list of factors is not exclusive. This Analysis should be read in conjunction with the Consolidated Financial Statements and related notes.

                        SOUTHEASTERN BANKING CORPORATION

                           PART II - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

                  (NOT APPLICABLE)

ITEM 2.           CHANGES IN SECURITIES

                  (NOT APPLICABLE)

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  (NOT APPLICABLE)

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of shareholders of the Company was held on April 13, 1999. At the meeting, the following individuals were elected directors: Leslie H. Blair, David H. Bluestein, Gene F. Brannen, William Downey, Alyson Gray, Cornelius P. Holland, III, Alva J. Hopkins, III, G. Norris Johnson, and S. Michael Little. Votes for ranged from 2,825,187 to 2,825,487, and votes withheld totaled 4,956.

                  The shareholders also approved setting the number of Directors at 12, with 3 to be vacant until the elected Board deems it in the Company's best interest to fill same. Votes for this proposal were 2,771,447, against, 52,881, and abstained, 6,115 shares. The shareholders further approved the appointment of independent auditors by the Audit Committee. Votes approving the appointment totaled 2,805,891; votes abstained totaled 24,552.

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

                                  SOUTHEASTERN BANKING CORPORATION
                                  (REGISTRANT)

                                  By:     /s/  S. MICHAEL LITTLE
                                     -------------------------------------------
                                          S. MICHAEL LITTLE, VICE PRESIDENT

                                  By:     /s/  WANDA D. PITTS
                                     -------------------------------------------
                                          WANDA D. PITTS, SECRETARY

Date:           MAY 11, 1999
     ---------------------------------

                                  EXHIBIT INDEX

EXHIBIT
-------
  27           Financial Date Schedule
               Submitted in electronic format only.