Form 10-Q
period 1999-06-30
SOUTHEASTERN BANKING CORP
filed 1999-08-16
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended..........................................06-30-99
Commission File Number...................................................2-83157


                        SOUTHEASTERN BANKING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            GEORGIA                                          58-1423423
---------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation         (I. R. S. Employer
           or organization)                           Identification No.)

        1010 NORTHWAY STREET
           DARIEN, GEORGIA                                 31305
------------------------------------------    ---------------------------------
(Address of principal executive office)                   (Zip Code)


Registrant's telephone number, including area code:     (912) 437-4141
                                                   ----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]       NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                             SHARES OUTSTANDING
           -----                                    ---------------------------
Common Stock - $1.25 Par Value                      3,580,797 Shares at 07-31-99

                      This Document consists of 24 pages.
                    The Exhibit Index is located at page 23.

                        SOUTHEASTERN BANKING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                           JUNE 30,        DECEMBER 31,
                                                                              1999                 1998
                                                                      -------------       -------------
ASSETS

Cash and due from banks                                               $  12,163,326       $  14,464,719
Federal funds sold                                                             --            15,670,000
                                                                      -------------       -------------
Cash and cash equivalents                                                12,163,326          30,134,719

Investment securities
     Held-to-maturity (market value of approximately $28,089,000
         and $24,948,000 at June 30, 1999 and December 31, 1998)         28,065,991          23,873,246
     Available-for-sale, at market value                                126,421,706         109,157,838
                                                                      -------------       -------------
Total investment securities                                             154,487,697         133,031,084

Loans, gross                                                            165,033,087         168,044,357
     Unearned income                                                     (2,381,630)         (3,283,218)
     Allowance for loan losses                                           (3,161,159)         (3,406,626)
                                                                      -------------       -------------
Loans, net                                                              159,490,298         161,354,513

Premises and equipment, net                                               6,718,276           6,603,948
Intangible assets                                                         1,381,645           1,477,007
Other assets                                                              6,754,952           5,332,061
                                                                      -------------       -------------
TOTAL ASSETS                                                          $ 340,996,194       $ 337,933,332
                                                                      =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Noninterest-bearing deposits                                      $  54,170,738       $  58,261,917
    Interest-bearing deposits                                           240,438,080         234,434,679
                                                                      -------------       -------------
Total deposits                                                          294,608,818         292,696,596

Federal funds purchased                                                     410,000                --
U. S. Treasury demand note                                                1,957,244             816,053
Other liabilities                                                         2,951,447           3,270,386
                                                                      -------------       -------------
Total liabilities                                                       299,927,509         296,783,035
                                                                      -------------       -------------

STOCKHOLDERS' EQUITY
    Common stock - $1.25 par value;  authorized 10,000,000
       shares; issued and outstanding 3,580,797 shares                    4,475,996           4,475,996
    Additional paid-in-capital                                            1,391,723           1,391,723
    Retained earnings                                                    36,587,477          34,993,625
                                                                      -------------       -------------
Realized stockholders' equity                                            42,455,196          40,861,344
Accumulated other comprehensive income - unrealized (losses)
       gains on available-for-sale securities, net of tax                (1,386,511)            288,953
                                                                      -------------       -------------
Total stockholders' equity                                               41,068,685          41,150,297
                                                                      -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 340,996,194       $ 337,933,332
                                                                      =============       =============

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                              QUARTER                        SIX MONTHS
                                                         ----------------------------      ----------------------------
PERIOD ENDED JUNE 30,                                           1999             1998             1999             1998
                                                         -----------     ------------      -----------     ------------
INTEREST INCOME
    Loans, including fees                                $ 4,244,829      $ 4,562,315      $ 8,520,404      $ 9,299,299
    Federal funds sold                                        84,653          197,480          280,065          459,244
    Investment securities
        Taxable                                            1,841,185        1,576,464        3,504,573        2,913,069
        Tax-exempt                                           313,043          258,810          616,882          505,844
                                                         -----------      -----------      -----------      -----------
Total interest income                                      6,483,710        6,595,069       12,921,924       13,177,456
                                                         -----------      -----------      -----------      -----------
INTEREST EXPENSE
    Deposits                                               2,735,130        2,854,856        5,495,607        5,619,927
    Federal funds purchased                                    3,205             --              3,205             --
    U. S. Treasury demand note                                 7,856           10,165           15,630           26,685
                                                         -----------      -----------      -----------      -----------
Total interest expense                                     2,746,191        2,865,021        5,514,442        5,646,612
                                                         -----------      -----------      -----------      -----------
Net interest income                                        3,737,519        3,730,048        7,407,482        7,530,844

PROVISION FOR LOAN LOSSES                                    300,000          315,000          600,000          630,000
                                                         -----------      -----------      -----------      -----------
Net interest income after provision for loan losses        3,437,519        3,415,048        6,807,482        6,900,844
                                                         -----------      -----------      -----------      -----------
NONINTEREST INCOME
   Service charges on deposit accounts                       642,244          619,495        1,224,564        1,251,374
   Investment securities gains, net                             --               --               --              8,123
   Gain on sale of branches before tax provision
       of $559,731                                              --               --               --            101,908
   Other operating income                                    242,838          205,635          494,750          450,449
                                                         -----------      -----------      -----------      -----------
Total noninterest income                                     885,082          825,130        1,719,314        1,811,854
                                                         -----------      -----------      -----------      -----------
NONINTEREST EXPENSE
   Salaries and employee benefits                          1,439,853        1,493,272        2,881,353        3,010,740
   Occupancy and equipment                                   432,328          416,910          878,538          846,667
   Other operating expense                                   742,158          693,606        1,495,478        1,468,536
                                                         -----------      -----------      -----------      -----------
Total noninterest expense                                  2,614,339        2,603,788        5,255,369        5,325,943
                                                         -----------      -----------      -----------      -----------
Income before income taxes                                 1,708,262        1,636,390        3,271,427        3,386,755

INCOME TAX EXPENSE                                           502,927          497,583          961,416        1,569,602
                                                         -----------      -----------      -----------      -----------
NET INCOME                                               $ 1,205,335      $ 1,138,807      $ 2,310,011      $ 1,817,153
                                                         ===========      ===========      ===========      ===========
NET INCOME PER SHARE - BASIC                             $      0.34      $      0.32      $      0.65      $      0.51
                                                         ===========      ===========      ===========      ===========

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                  (UNAUDITED)

                                                                                          ACCUMULATED
                                                            ADDITIONAL                          OTHER
                                                COMMON         PAID-IN       RETAINED   COMPREHENSIVE
                                                 STOCK         CAPITAL       EARNINGS          INCOME           TOTAL
                                            -----------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997                 $  4,475,996   $  1,391,723   $ 31,986,080    $     14,858    $ 37,868,657

Comprehensive income:
    Net income                                     --             --        1,817,153            --         1,817,153
    Other comprehensive income, net
       of tax effect of $24,108:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                               --             --             --            46,799          46,799
                                                                                                         ------------
Comprehensive income                                                                                        1,863,952
                                                                                                         ------------
Cash dividends declared
    ($0.13 1/3 per share)                          --             --         (477,678)           --          (477,678)
                                           ------------   ------------   ------------    ------------    ------------
BALANCE, JUNE 30, 1998                     $  4,475,996   $  1,391,723   $ 33,325,555    $     61,657    $ 39,254,931
                                           ============   ============   ============    ============    ============
BALANCE, DECEMBER 31, 1998                 $  4,475,996   $  1,391,723   $ 34,993,625    $    288,953    $ 41,150,297

Comprehensive income:
    Net income                                     --             --        2,310,011            --         2,310,011
    Other comprehensive income, net
       of tax effect of $863,118:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                               --             --             --        (1,675,464)     (1,675,464)
                                                                                                         ------------
Comprehensive income                                                                                          634,547
                                                                                                         ------------

Cash dividends declared
    ($0.20 per share)                              --             --         (716,159)           --          (716,159)
                                           ------------   ------------   ------------    ------------    ------------
BALANCE, JUNE 30, 1999                     $  4,475,996   $  1,391,723   $ 36,587,477    $ (1,386,511)   $ 41,068,685
                                           ============   ============   ============    ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

SIX MONTHS ENDED JUNE 30,                                                        1999              1998
-------------------------                                               -------------     -------------
OPERATING ACTIVITIES
    Net income                                                          $  2,310,011       $  1,817,153
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                            600,000            630,000
        Depreciation                                                         473,291            453,739
        Amortization and accretion, net                                      135,524            111,025
        Deferred income tax benefit                                             --              (17,998)
        Investment securities gains, net                                        --               (8,123)
        Net gains on sales of other real estate                               (5,475)           (62,690)
        Gain on sale of branches before tax provision                           --             (101,908)
        Changes in assets and liabilities:
         (Increase) decrease in other assets                                (209,228)           363,410
         (Decrease) increase in other liabilities                             (8,484)           185,228
                                                                        ------------       ------------
Net cash provided by operating activities                                  3,295,639          3,369,836
                                                                        ------------       ------------
INVESTING ACTIVITIES
       Proceeds from maturities of investment securities:
         Held-to-maturity                                                    760,000          2,245,700
         Available-for-sale                                               43,524,451         31,323,334
       Proceeds from sales of investment securities:
         Available-for-sale                                                     --            3,501,562
       Proceeds from sales of other real estate                              231,341            346,430
       Purchases of investment securities:
         Held-to-maturity                                                 (4,962,186)        (3,871,688)
         Available-for-sale                                              (63,357,623)       (47,449,531)
       Net increase in short-term securities                                    --           (4,995,525)
       Net decrease in loans                                                 566,613          6,465,982
       Additions to premises and equipment, net                             (466,427)          (244,290)
       Net funds paid in sale of branches                                       --          (13,589,236)
                                                                        ------------       ------------
Net cash used in investing activities                                    (23,703,831)       (26,267,262)
                                                                        ------------       ------------
FINANCING ACTIVITIES
      Net (decrease) increase in demand, NOW, and savings deposits        (1,931,399)         4,854,858
      Net increase in certificates of deposit                              3,843,622          7,017,536
      Net increase in federal funds purchased                                410,000               --
      Net increase (decrease) in U. S. Treasury demand note                1,141,191           (808,279)
      Cash dividends paid                                                 (1,026,615)          (704,343)
                                                                        ------------       ------------
Net cash provided by financing activities                                  2,436,799         10,359,772
                                                                        ------------       ------------
Net decrease in cash and cash equivalents                                (17,971,393)       (12,537,654)
Cash and cash equivalents at beginning of year                            30,134,719         39,741,483
                                                                        ------------       ------------
Cash and cash equivalents at June 30                                    $ 12,163,326       $ 27,203,829
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

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

         The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefit and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 1999 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation (the Company) is a financial services company headquartered in Darien, Georgia. Prior to June 25, 1998, the Company had two bank subsidiaries - Southeastern Bank (SEB) and Southeastern Bank of Florida
(SEBF). At the close of business on June 25, 1998, SEBF, with offices in Callahan, Hilliard, and Yulee, merged with and into SEB. SEB, a state banking association also headquartered in Darien, now operates fourteen full-service banking offices in southeast Georgia and northeast Florida. Unless otherwise indicated, the ensuing Analysis presumes that SEB and SEBF have operated as a single entity for all periods presented and discussed.

Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. For additional information regarding the sale of the Alachua offices, refer to the disclosures provided under Results of Operations. SEB had total assets of approximately $340,412,000 at June 30, 1999 versus $338,054,000 at March 31,
1999 and $337,327,000 at year-end 1998.

Additionally, prior to mid-1998, the Company had no subsidiaries other than commercial banks. In 1998, the Company formed an insurance subsidiary, SBC Financial Services, Inc. (SBCF), to sell insurance and annuity products, initially to customers in Georgia. An inaugural investment of $50,000 was made by the Company in SBCF. The Company has invested an additional $50,000 in SBCF since 1998 and expects to make further capital investments in its new subsidiary during its first few years of operation. As it develops, SBCF is expected to supplement and grow existing noninterest income, thereby increasing the Company's profitability and shareholder value. The insurance subsidiary had a nominal impact on the Company's financial condition and results of operations during the first half of 1999.

FINANCIAL CONDITION

Total assets exceeded $340 million at June 30, 1999, up $3,062,862 or 0.91% from year-end 1998 and up $14,335,634 or 4.39% from June 30, 1998. The increase in total assets since June 30, 1998 has transpired from growth in deposits, in particular, interest-bearing deposits. Pertinent details on deposits and deposit components are provided in the Liquidity section of this Analysis. During the first half of 1998, total assets declined $21,237,273 or 6.10%. Virtually all of the 1998 decline in total assets was attributable to the January branch sale; this decline was partially offset by asset growth at the remaining SEB locations during the first six months of 1998.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Investment Securities

Investment securities increased a substantial $21,456,613 or 16.13% since year-end 1998. As a percent of earning assets, securities aggregated 49% at June 30, 1999 versus 42% at both December 31, 1998 and June 30, 1998. Funds available from declines in loans, federal funds sold, and other sources since the year-ago period have been placed in investment securities. No significant changes have occurred in the investment securities mix at June 30, 1999. The amortized cost and estimated fair value of investment securities are outlined in the table below:

-------------------------------------------------- ---------------- --------------- --------------- ----------------
INVESTMENT SECURITIES BY CATEGORY                        AMORTIZED      UNREALIZED      UNREALIZED             FAIR
JUNE 30, 1999                                                 COST           GAINS          LOSSES            VALUE
-------------------------------------------------- ---------------- --------------- --------------- ----------------
(IN THOUSANDS)
Available-for-sale:
     U.S. Treasury and U.S.
       Government agencies                                $102,393          $   41         $ 1,394         $101,040
     Mortgage-backed securities                             25,041              16             763           24,294
     Equity securities                                       1,088              --              --            1,088
-------------------------------------------------- ---------------- --------------- --------------- ----------------
                                                           128,522              57           2,157          126,422
Held-to-maturity:
     States and political subdivisions                      28,066             430             407           28,089
-------------------------------------------------- ---------------- --------------- --------------- ----------------
Total investment securities                               $156,588          $  487         $ 2,564         $154,511
                                                   ================ =============== =============== ================

As shown, the market value of the securities portfolio declined at June 30, 1999; refer to the Capital Adequacy section of this Analysis for more details. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income,(1) declined $427,696 since the first quarter or $2,109,682 year-to-date. The net loans to deposit ratio totaled 55.21% at mid-year 1999 versus 55.60% at March 31, 1999, 56.29% at year-end 1998, and 57.66% a year ago. A continuing drop in commercial loans outstanding was the prime factor in the quarter and six month decline. The consumer loan portfolio declined 1.13% since December 31, 1998 but grew an appreciable $3,423,000 or 10.46% since the 1998 second quarter. Growth in the consumer portfolio is especially welcome, because consumer loans remain the Company's highest interest-earning assets. To reiterate the discussion in the 1998 Annual Report, management is committed to growing the consumer portfolio and reversing the downward drift in the commercial portfolio by a) utilizing competitive pricing on loan products and b) developing additional loan relationships, all without compromising portfolio quality. During the year-earlier period, net loans declined $24,880,191 or 13.32%. The majority, or 70%, of the 1998 decrease was attributable to the Alachua divestiture. The remaining drop ensued from overall decreases in commercial loans outstanding at other SEB locations. Loans outstanding are presented by type in the table on the next page.

(1) See separate discussion on unearned income within this Analysis.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                 JUNE 30,   DECEMBER 31,    JUNE 30,
LOANS BY CATEGORY                                    1999          1998        1998
---------------------------------------          --------   ------------   --------
(IN THOUSANDS)
Commercial, financial, and agricultural          $ 65,479     $ 69,125     $ 72,036
Real estate - construction                          2,767        2,318        2,027
Real estate - mortgage                             60,633       60,035       58,728
Consumer, including credit cards                   36,154       36,566       32,731
                                                 --------     --------     --------
        Loans, gross                              165,033      168,044      165,522
        Unearned income                             2,382        3,283        3,579
                                                 --------     --------     --------
             Loans, net                          $162,651     $164,761     $161,943
                                                 --------     --------     --------

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. On a gross basis, loans secured by real estate aggregated approximately $105,673,000 and $105,010,000 at June 30, 1999 and December 31, 1998. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $17,829,000 and $686,000 at June 30, 1999; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

UNEARNED INCOME

Primarily reflecting accounting changes made to comply with new tax legislation, unearned income declined considerably at June 30, 1999 versus the other periods presented. Specifically, effective January 1999, the IRS prohibits the use of any method other than the constant, or level, yield method in computing interest income on short-term consumer loans. Although interest income on most loans has been recognized using the level yield method, interest income on certain loans made on a discount basis was recognized using the sum-of-the-months digit method. In general, the posting of loans under the sum-of-the-months digit method created unearned interest balances and accelerated interest income recognition. As no new loans will be booked under the sum-of-the-months digit method and, further, as pre-1999 loans mature or are otherwise redeemed, the interest portion of the unearned balance is expected to wane. Additionally, the change in timing of interest recognition on certain short-term consumer loans is projected to lower interest income by approximately $135,000 in fiscal 1999 as compared to prior years. More details on the Company's accounting and reporting policies on loans and related income are contained in the footnotes accompanying the 1998 10-K filing.

NONPERFORMING ASSETS

Nonperforming loans represented the largest component of nonperforming assets at mid-year 1999, increasing 7.54% to $1,340,000 since December 31, 1998. As a percent of net loans, nonperforming loans totaled 0.82% at June 30, 1999 compared to 0.76% and 0.37% at year-end 1998 and June 30, 1998. The 1999 increase in nonperforming loans resulted predominantly from the placement of certain real estate-construction and real estate-mortgage loans on nonaccrual status since the preceding year-end. No

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

reduction in nonaccrual balances has been made for the portion of such loans wholly or partially guaranteed by the U.S. Small Business Administration. For the three periods presented, such guarantees would have reduced nonaccrual balances by $51,000, $84,000, and $61,000. At June 30, 1999, 92% of
nonperforming loan balances, including restructured balances, pertained to five separate borrowers; more significantly, $934,000 or 69.70% of nonperforming balances pertained to merely two borrowers and 42% to a solo borrower. After jumping $615,000 during the first quarter, foreclosed real estate balances, another component of nonperforming assets, fell $254,000 to $1,139,000 during the second quarter. Approximately 76.65% of foreclosed real estate balances at June 30 were derived from funding originally extended to four separate borrowers; further segregated, 62.34% of total balances applied to two borrowers. Foreclosed real estate balances were concentrated, overall, in residential real estate at June 30, 1999. Loans past due 90 days or more were at the lowest level since September 30, 1997, aggregating $1,559,000 at June 30, 1999. Loans to four separate borrowers comprised 17.45% of loans past due 90 plus days at June 30, 1999; management is unaware of any other material concentrations within these past due balances. Details on a certain group of loans that compose the bulk of the net additions to nonperforming assets year-to-date are provided in later sections of this Analysis. The table below provides further information about nonperforming assets and loans past due 90 days or more:

                                                            JUNE 30,    DECEMBER 31,    JUNE 30,
NONPERFORMING ASSETS                                            1999            1998       1998
---------------------------------------------------         --------    ------------    -------
(IN THOUSANDS)
Nonaccrual loans:
        Commercial, financial, and agricultural              $  575        $  622        $  156
        Real estate - construction                               83             0             0
        Real estate - mortgage                                  295           240            64
        Consumer, including credit cards                         21            10             2
                                                             ------        ------        ------
             Total nonaccrual loans                             974           872           222
Restructured loans (1)                                          366           374           381
                                                             ------        ------        ------
             Total nonperforming loans                        1,340         1,246           603
Foreclosed real estate (2)                                    1,139           778         1,041
                                                             ------        ------        ------
Total nonperforming assets                                   $2,479        $2,024        $1,644
                                                             ------        ------        ------
Accruing loans past due 90 days or more                      $1,559        $1,607        $2,434
                                                             ------        ------        ------
------------------
(1) Does not include restructured loans that yield a market rate.
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.


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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Since year-end, a group of loans, primarily real estate, with principal balances approximating $1,295,000 were recognized as significantly impaired. These particular loans were not substantially past due, and their impairment could not be reasonably measured, at December 31, 1998. To-date in 1999, these problem loans have been charged-off in excess of $500,000 to their estimated net realizable values. Approximately $83,000 of these loans were placed on, and remain in, nonaccrual status. The real estate collateral underlying the balance, or $691,000, of these loans was acquired by foreclosure and classified as other real estate; through July 31, $226,000 or 33% of the acquired properties had been sold to third parties. This group of loans accounts for the majority of the net additions to nonperforming asset balances year-to-date. No additional material charge-offs, if any, are expected on these particular loans. Management is diligently pursuing remedies under law in seeking to recover these charge-offs but deems any material recovery unlikely. Although disturbingly high, the charge-offs recognized on these problem loans are not expected to result in an upward revision of the 1999 budgeted loan loss provision of $1,200,000. Additionally, management is unaware of any other large, notable potential problem loans at June 30, 1999 that should be included in the table above or otherwise discussed. All known potential problem loans were included in nonperforming loans at June 30, 1998.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. As a percent of net loans, the allowance declined 13 basis points to 1.94% at mid-year 1999 from 2.07% at year-end 1998. The decline in the allowance ratio resulted foremost from the high charge-offs recognized since year-end. Net charge-offs totaled $845,467, up substantially, or $580,496, from 1998's $264,971. Approximately 63% of charge-offs year-to-date were attributable to the problem loans discussed earlier. Management is optimistic that charge-offs at December 31, 1999, including the charge-offs associated with the problem loans previously mentioned, will be substantially lower than year-end 1998 and 1997 levels. Management is not content with the charge-off trends recognized the last few years and has implemented several long-term strategies to reduce charge-off levels, including: a) a revised loan grading system, b) periodic external loan review, and c) managerial and staff changes at various locations. Changes to the allowance as a percent of total nonperforming loans were not significant for the periods presented. The provision provided from income remained comparable to 1998 levels, aggregating $600,000 at June 30, 1999 versus $630,000 at June 30, 1998. Activity in the allowance is presented in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

ALLOWANCE FOR LOAN LOSSES
SIX MONTHS ENDED JUNE 30,                                          1999          1998          1997
------------------------------------------------------         --------      --------     ---------
(DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of year                 $  3,407      $  3,705      $  3,735
Provision for loan losses                                           600           630         1,055
Charge-offs:
        Commercial, financial, and agricultural                     393           130         1,029
        Real estate - construction                                  335             0             0
        Real estate - mortgage                                       95            33             2
        Consumer, including credit cards                            456           368           390
                                                               --------      --------      --------
               Total charge-offs                                  1,279           531         1,421
                                                               --------      --------      --------
Recoveries:
        Commercial, financial, and agricultural                     204            46            63
        Real estate - construction                                    0             0             0
        Real estate - mortgage                                       18             5             1
        Consumer, including credit cards                            211           215           222
                                                               --------      --------      --------
               Total recoveries                                     433           266           286
                                                               --------      --------      --------
Net charge-offs                                                     846           265         1,135
                                                               --------      --------      --------
Allowance for loan losses at June 30                           $  3,161      $  4,070      $  3,655
                                                               --------      --------      --------
Net loans outstanding(1) at June 30                            $162,651      $161,943      $188,278
                                                               --------      --------      --------
Average net loans outstanding(1) at June 30                    $163,422      $166,570      $184,168
                                                               --------      --------      --------
Ratios:
        Allowance to net loans                                    1.94%         2.51%         1.94%
                                                               --------      --------      --------
        Net charge-offs to average loans (annualized)             1.04%         0.32%         1.23%
                                                               --------      --------      --------
        Provision to average loans (annualized)                   0.73%         0.76%         1.15%
                                                               --------      --------      --------

--------------
(1) Net of unearned income

Management believes the allowance was adequate at June 30, 1999 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management estimates that the loan loss provision will approximate $600,000 during the second half of 1999.

Other Assets

Gross premises and equipment increased $466,427 during the first six months of 1999. More than 89% of the 1999 expenditures to-date are computer-related; purchases include a loan platform system, upgraded network/branch communication equipment, and a down payment on imaging hardware and software. The remaining costs associated with the imaging system, payment of which is due at, or prior to, system implementation, are expected to total $350,000. The managerial decision to purchase the imaging system

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

was predicated on the following known benefits:

        o Customer Service. The imaging system will supplement and otherwise enhance existing customer service by providing, on paper or electronic device, compact statements and other documents that are easier to read, store, and reconcile than existing alternatives. The system will also facilitate faster retrieval of documents for customer research. Both commercial and individual customers will benefit.
        o Lower Overhead. The imaging system will reduce certain overhead costs inherent in document processing, including postage, proof maintenance, supplies, and personnel expense.
        o Competitive Edge. The imaging system will provide an additional marketing tool for promoting SEB services.

Implementation of the imaging system is planned prior to December 31, 1999. Other than the remaining amount due on the imaging system and the possible purchase of equipment relative to PC, or internet, banking, the Company had no material plans or commitments for capital expenditures as of June 30, 1999. The computer expenditures made to-date in, and planned for, 1999 have not been made because of, and do not constitute costs of, the Year 2000. For particulars on the Company's Year 2000 plan and costs adhering to same, refer to the Year 2000 section of this Analysis. During the year-ago period, gross premises and equipment declined $1,012,539 due to the sale of the Alachua County locations; offsetting capital expenditures totaled $244,290. Approximately 78% of the 1998 expenditures through June 30 pertained to the construction of a new branch facility for SEB's Nicholls location.

Adjusted for the net additions to foreclosed real estate previously mentioned, other assets grew $1,062,861 or 18.67% year-to-date. Increases in the deferred tax effects of mark-to-market accounting for investment securities and higher accrued interest receivables on securities were the principal factors in the 1999 results to-date. Last year, intangible assets declined due to the elimination of goodwill associated with the Alachua offices. As shown in the Capital Adequacy section of this Analysis, the elimination of the Alachua goodwill had a positive impact on the Company's capital ratios.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by deposit growth and by payments and maturities of the loan and investment securities portfolios. At June 30, 1999, investment securities with carrying values of approximately $8,709,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access to short-term funding sources such as U.S. Treasury demand notes, Federal Home Loan Bank advances, and federal funds purchased. The Company has unsecured federal funds lines of credit from other banks totaling $11,000,000. At June 30, 1999, federal funds drawn under these lines totaled $410,000. The Company has developed a liquidity policy that specifically addresses Year 2000 liquidity issues; refer to the Year 2000 section of this Analysis for details.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Deposits

Deposits grew $1,912,222 or 0.65% at June 30, 1999 compared to year-end 1998. Interest-bearing deposits climbed $6,003,401 or 2.56%, comprising 81.61% of total deposits at June 30, 1999, while noninterest-bearing deposits dropped $4,091,179 or 7.02%. The distribution of interest-bearing balances at June 30, 1999 and certain comparable quarter-end dates is shown in the table below:

                                                                JUNE 30, 1999        DECEMBER 31, 1998              JUNE 30, 1998
                                                       ----------------------     --------------------      ---------------------
                                                                      PERCENT                  PERCENT                    PERCENT
DEPOSITS                                                BALANCES     OF TOTAL     BALANCES    OF TOTAL      BALANCES     OF TOTAL
--------------------------------------------------      --------      -------     --------     -------      --------      -------
(DOLLARS IN THOUSANDS)
Interest-bearing demand deposits(1)                     $43,530       18.10%      $43,617      18.61%       $38,840       16.89%
Savings                                                  75,130       31.25%       72,883      31.09%        73,328       31.90%
Time certificates less than $100,000                     77,121       32.08%       78,409      33.44%        78,682       34.22%
Time certificates $100,000 or more                       44,657       18.57%       39,526      16.86%        39,060       16.99%
                                                       --------      -------     --------     -------      --------      -------
Total interest-bearing deposits                        $240,438      100.00%     $234,435     100.00%      $229,910      100.00%
                                                       ========      =======     ========     =======      ========      =======

---------------
(1) Includes NOW and money market accounts.

Last year, the January divestiture resulted in a deposit decline exceeding $33,000,000; deposit growth at the remaining SEB locations mitigated approximately 35.57% of the divestiture decline by June 30, 1998. Since the introduction of the SMARTSAVER account in March 1996, savings balances have constituted a substantially higher percentage of interest-bearing balances than historical norms, particularly on an average basis. The composition of average deposits and the fluctuations therein at June 30 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

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

The gap analysis on the next page provides a snapshot of the Company's interest rate sensitivity position at June 30, 1999.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                                                  REPRICING WITHIN
                                               -------------------------------------------------------
                                                                                                 MORE
INTEREST RATE SENSITIVITY                             0 - 3         4 - 12   ONE - FIVE     THAN FIVE
JUNE 30, 1999                                        MONTHS         MONTHS        YEARS         YEARS        TOTAL
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
INTEREST RATE SENSITIVE ASSETS
  Securities(1)                                    $  4,481      $   5,576     $ 99,823       $45,620     $155,500
  Loans, gross(2)                                    51,840         18,431       59,223        34,565      164,059
                                                   --------      ---------     --------       -------     --------
     Total interest rate sensitive assets            56,321         24,007      159,046        80,185      319,559
                                                   --------      ---------     --------       -------     --------

INTEREST RATE SENSITIVE LIABILITIES
  Deposits(3)                                       144,677         69,358       26,334            69      240,438
  Federal funds purchased                               410                                                    410
  U.S. Treasury demand note                           1,957                                                  1,957
                                                   --------       --------     --------       -------     --------
     Total interest rate sensitive
         liabilities                                147,044         69,358       26,334            69      242,805
                                                   --------      ---------     --------       -------     --------
Interest rate sensitivity gap                      $(90,723)     $ (45,351)    $132,712       $80,116     $ 76,754
                                                   --------      ---------     --------       -------     --------
CUMULATIVE GAP                                     $(90,723)     $(136,074)    $ (3,362)      $76,754
-------------------------------------------------------------------------------------------------------------------
Ratio of cumulative gap to total
         rate sensitive assets                       (28.39)%       (42.58)%      (1.05)%       24.02%
                                                   --------       --------     --------       -------
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities              38.30%         37.12%       98.61%       131.61%
                                                   --------      ---------     --------       --------
Cumulative gap at December 31, 1998                $(75,213)     $ (97,301)    $ 15,058       $76,837
                                                   --------      ---------     --------       -------
Cumulative gap at June 30, 1998                    $(59,970)     $ (84,189)    $ 17,616       $72,741
                                                   --------      ---------     --------       -------
-----------------
(1) Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.
(2) No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
(3) NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As in the prior periods shown, the Company's gap position remained negative in the short-term repricing intervals at June 30, 1999. A negative gap position indicates that the Company is liability sensitive, and, hence, its rate sensitive liabilities will reprice faster than its rate sensitive assets. Cash flows available from declines in loans, federal funds sold, and other sources to-date in 1999, and also, in 1998, were used to purchase investment securities, principally securities with contractual maturities exceeding one year. Management is committed to reversing the decline in loans outstanding that has necessitated placement of substantial funds in alternative interest-earning assets.

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Company monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market conditions, the Company's financial position and results of operations could be significantly impacted by changes in interest rate and market risks.


CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a "well-capitalized" institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. At June 30, 1999 and 1998, the Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations. The Company is committed to maintaining its well-capitalized status.

Due to the elimination of certain intangible assets, the sale of the Alachua County locations in 1998 did not negatively impact the Company's capital ratios. Capital ratios for the most recent periods are presented in the following table:


                                                JUNE 30,      DECEMBER 31,      JUNE 30,
CAPITAL RATIOS(1)                                   1999              1998          1998
-----------------------------------------     ----------      ------------    ----------
(DOLLARS IN THOUSANDS)
Tier 1 capital:
  Realized stockholders' equity               $  42,455       $  40,861       $  39,193
  Intangible assets and other adjustments        (1,391)         (1,486)         (1,589)
                                              ---------       ---------       ---------
    Total Tier 1 capital                         41,064          39,375          37,604
                                              ---------       ---------       ---------
Tier 2 capital:
  Portion of allowance for loan losses            2,244           2,216           2,148
  Allowable long-term debt                         --              --              --
                                              ---------       ---------       ---------
    Total Tier 2 capital                          2,244           2,216           2,148
                                              ---------       ---------       ---------
Total risk-based capital                      $  43,308       $  41,591       $  39,752
                                              ---------       ---------       ---------
Risk-weighted assets                          $ 178,588       $ 176,052       $ 169,943
                                              ---------       ---------       ---------
Risk-based ratios:
  Tier 1 capital                                  22.99%          22.37%          22.13%
                                              ---------       ---------       ---------
  Total risk-based capital                        24.25%          23.62%          23.39%
                                              ---------       ---------       ---------
  Tier 1 leverage ratio                           12.08%          11.78%          11.69%
                                              ---------       ---------       ---------
Realized stockholders' equity to assets           12.41%          12.10%          12.00%
                                              =========       =========       =========
----------------
(1) The Company is not subject to the market risk capital guidelines recently adopted by the regulatory authorities; these guidelines created Tier 3 capital.


                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

On a per share basis, book value rose 3.94% during the six month period to $11.86 at mid-year 1999. Dividends declared totaled $0.10 per quarter, or $0.20 year-to-date, at June 30, 1999, a 50% increase from last year. For specifics on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities classified as available-for-sale, declined $1,675,464 at June 30, 1999 compared to year-end 1998. The Financial Condition section of this Analysis contains further details on investment securities and associated fair values.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 50%, or $1,116,000, of the $2,233,000 in cash dividends available to the Company in 1999 without such prior approval. The Company uses dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay regular cash dividends.


RESULTS OF OPERATIONS

Net income for the 1999 second quarter aggregated $1,205,335, up $100,659 or 9.11% from the 1999 first quarter and up $66,528 or 5.84% from the 1998 second quarter. On a per share basis, quarterly earnings totaled $0.34 at June 30, 1999 versus $0.31 at March 31, 1999 and $0.32 at June 30, 1998. Year-do-date, net income grew $492,858 or 27.12% to $2,310,011 at June 30, 1999 from $1,817,153 in
1998. Similarly, per share income for the half-year period improved $0.14 to $0.65 at June 30, 1999 from $0.51 in 1998. During the year-earlier period, the Company recognized a $457,823 nonrecurring after-tax loss on the January 1998 sale of the central Florida locations. The effects of the Alachua divestiture on the Company's financial position and results of operations, including the nonrecurring tax effects, represented a long-term strategic move to enable the Company to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets. Excluding the after tax loss on the sale of the Alachua locations, net income increased $35,035 or 1.54% during the first half of 1999 compared to 1998. Overall improvements in noninterest income and declines in noninterest expense, negated by reductions in net interest income, were the key factors in the earnings increase year-to-date. Noninterest income/expense and net interest income results are further discussed in the next two subsections of this Analysis. The return on beginning equity totaled 11.31% at mid-year 1999 versus 9.60% and 12.02% in 1998 and 1997.


                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS




Net Interest Income

Net interest income for the 1999 second quarter remained virtually unchanged from 1998 levels, growing a mere $7,471 or 0.20%. For the year-to-date period, net interest income totaled $7,407,482, down $123,362 or 1.64% from the same period in 1998. Likewise, the net interest margin and net interest spread fell to 4.88% and 3.77%, respectively, from 5.24% and 4.06% a year ago. A continuing drop in average balances and yields on commercial loans was the primary element in the year-to-date decline. Cash flows from declines in loans and other sources to-date in 1999, and also, in 1998, were placed in investment securities which yield, on average, considerably less than loans of the same duration. The overall decline in interest earnings on assets which resulted from drops in average balances, yields, or a combination thereof, was partially offset by a 37 basis point decrease in cost of funds. Management, through its Asset/Liability Committee, has aggressively sought repricing opportunities for deposits, particularly in certain Georgia markets. As discussed in the 1998 Annual Report, interest margins and spreads will almost certainly continue to narrow as the Company continues to face intense competition for loans and deposit dollars from other banks and credit unions in virtually all its markets. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding include a) utilization of more competitive pricing on loan products and b) development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. During the first half of 1998 compared to 1997, net interest income declined $571,192 or 7.05%. Approximately 70%, of the net interest income decline at June 30, 1998 was attributable to the sale of the Alachua offices. The table on the next page provides comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities at June 30, 1999, 1998, and 1997.



Noninterest Income and Expense

Excluding the pre-tax gain of $101,908 recognized on the sale of the Alachua offices in 1998, noninterest income grew less than 1%, or $9,368, year-to-date at June 30, 1999 compared to 1998. A $44,301 improvement in other operating income, negated in part by a 2.14% decline in service charges on deposit accounts, was the main element in the six month results. By type and amount, the chief components of other operating income at June 30, 1999 were mortgage origination fees, $98,851; commissions on the sale of credit life insurance (generated by SEB), $90,578; safe deposit box rentals, $54,979; and income on sale of check products, $31,371. Together, these four income items comprised 55.74% of other operating income year-to-date. Salaries and employee benefits fell an additional $53,419 during the second quarter, or $129,387 during the six month period, to $2,881,353 year-to-date at June 30, 1999 compared to 1998. The vast majority, or 84.78%, of employee expenses were vested in salaries and other direct compensation, including related payroll taxes, at June 30, 1999. Profit-sharing accruals and other fringe benefits constituted the remaining 7.20% and 8.02% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms at June 30, 1999. The $31,871 or 3.76% increase in net occupancy and equipment expense during the half-year period derived almost exclusively from higher computer costs. The Company began leasing new operating system hardware in the 1998 second quarter; the newly leased hardware replaced a hardware

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

system owned by the Company that was fully depreciated. Because replacement of the operating system hardware was not accelerated due to Year 2000 issues, the new lease amounts are not being disclosed as Year 2000 costs. Refer to the separate disclosures provided under Year 2000 for further details. Other operating expenses rose a moderate 1.83% at June 30, 1999 compared to 1998. No individual component of other operating expenses aggregated or exceeded 10% of the mid-year total at June 30, 1999 or 1998. Omitting the pre-tax gain on the sale of the central Florida locations, noninterest income declined $134,903 or 7.09% during the first six months of 1998 compared to 1997. Similarly, noninterest expense decreased $542,966 or 9.16%. Virtually all of the fluctuation in noninterest income and expense during the first half of 1998 was due to the sale of the Alachua County branches and the elimination of the corresponding income and expenses that accrued to those locations.

SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID
------------------------------------------------------------------------------------------------------------------------------------
                                                     1999                           1998                            1997
                                        --------------------------------------------------------------------------------------------
   AVERAGE BALANCES                     AVERAGE    INCOME/    YIELDS/   AVERAGE   INCOME/    YIELDS/   AVERAGE    INCOME/    YIELDS/
   SIX MONTHS ENDED JUNE 30,            BALANCES   EXPENSE     RATES    BALANCES  EXPENSE     RATES    BALANCES   EXPENSE     RATES
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans, net(1),(2),(4)                $163,422   $  8,545    10.46%   $166,570  $  9,327    11.20%   $184,168   $ 10,221    11.10%
   Federal funds sold                     11,931        280     4.69%     16,826       459     5.46%     13,982        374     5.34%
   Taxable investment securities(3)      118,137      3,505     5.94%     96,564     2,913     6.03%     89,667      2,793     6.23%
   Tax-exempt investment
     securities(3),(4)                    23,969        933     7.79%     18,512       765     8.26%     19,421        853     8.79%
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets      $317,459   $ 13,263     8.36%   $298,472  $ 13,464     9.02%   $307,238   $ 14,241     9.27%
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing demand deposits(5)  $ 45,488   $    651     2.86%   $ 39,333  $    591     2.99%   $ 44,981   $    649     2.89%
   Savings(6)                             74,616      1,511     4.05%     72,578     1,663     4.58%     69,783      1,565     4.49%
   Time deposits                         119,426      3,334     5.58%    114,785     3,366     5.86%    125,034      3,554     5.68%
   Federal funds purchased                   142          3     4.75%         --        --       --          --         --       --
   U.S. Treasury demand note                 660         16     4.85%        996        27     5.42%      1,256         33     5.29%
   Note payable                               --         --       --          --        --       --         946         35     7.40%
------------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities $240,332   $  5,515     4.59%   $227,692  $  5,647     4.96%   $242,000   $  5,836     4.82%
------------------------------------------------------------------------------------------------------------------------------------
Excess of interest-earning assets
  over interest-bearing liabilities     $ 77,127                        $ 70,780                       $ 65,238
------------------------------------------------------------------------------------------------------------------------------------
INTEREST RATE SPREAD                                            3.77%                          4.06%                           4.45%
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                $  7,748                       $  7,817                        $  8,405
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                             4.88%                          5.24%                           5.47%
------------------------------------------------------------------------------------------------------------------------------------

1 Average loans are shown net of unearned income. Nonperforming loans are included.

2  Includes loan fees.

3 Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.

4 Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.

5  NOW and money market accounts.

6 Refer to the Liquidity section of this Analysis for additional details on deposit components.

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

Year 2000 efforts are progressing as scheduled. The Company has completed phases I, II, III, and IV of its plan and has substantially completed phase V. Testing of all mission critical systems was completed in 1998, and testing of all non-critical systems, with the exception of one application scheduled for completion in September 1999, was completed during the first half of 1999. Certain additional testing may be conducted after completion of the implementation phase.

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Contingency Plans

The Company has prepared contingency plans pertaining specifically to Year 2000 risks. These contingency plans have been designed to provide for ongoing operations or early business resumption, including utilization of back-up systems, in cases of Year 2000 failures. In conjunction with its contingency planning, the Company has also developed a Year 2000 liquidity policy that addresses the need for additional supplies of cash and alternative funding sources, including the Federal Reserve discount window, to cover any temporary liquidity shortages. The Year 2000 contingency plans will be tested in certain respects and thereafter refined as additional information becomes available.

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

Costs

Except for overhead costs associated with staff development and implementation of the Year 2000 plan, the Company has not incurred any significant costs related to the Year 2000 issue. The Company expects to replace one non-critical system that is not Year 2000 compliant by September 30, 1999. Replacement of this particular system is expected to cost approximately $5,000. The Company began leasing new operating system hardware in 1998; the newly leased hardware replaced a hardware system owned by the Company that was fully depreciated. Because replacement of the operating system hardware was not accelerated due to Year 2000 issues, the new lease amounts are not being disclosed as Year 2000 costs. The Company has not incurred any incremental Year 2000 costs in regards to its main software system.

Implementation and refinement of the Company's Year 2000 plan is an ongoing process. Consequently, the cost estimates and completion dates given above are subject to change. The foregoing statements regarding Year 2000 matters constitute Year 2000 readiness disclosures under the Year 2000 Information and Readiness Disclosure Act. For additional information regarding Year 2000 matters, refer to the disclosures provided under Forward-Looking Statements.


RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Company are discussed in Note 5 to the Consolidated

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

Certain factors that could affect financial performance or cause actual results to vary significantly from estimates contained in or underlying forward-looking statements include:

/diamond/ Interest rate fluctuations and other market conditions.
/diamond/ Strength of the consumer and commercial credit sectors as well as real estate markets.
/diamond/ Changes in laws and regulations, including changes in accounting standards, monetary policies, and taxation requirements (including tax rate changes, new tax laws, and revised tax law interpretations).
/diamond/ Competitive pricing and other pressures on loans and deposits and the
          Company's ability to maintain market shares in its trade areas. /diamond/ The inherent uncertainties in achieving Year 2000 compliance with respect to the Company and its vendors, suppliers, and loan customers.
/diamond/ The outcome of litigation which depends on judicial interpretations of law and findings of juries.
/diamond/ Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

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

                        SOUTHEASTERN BANKING CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTHEASTERN BANKING CORPORATION
                                       (REGISTRANT)

                                       By: /s/  S. MICHAEL LITTLE
                                          -------------------------------------
                                            S. MICHAEL LITTLE, VICE PRESIDENT

                                       By: /s/  WANDA D. PITTS
                                          --------------------------------------
                                            WANDA D. PITTS, SECRETARY
Date: AUGUST 12, 1999

                                 EXHIBIT INDEX

EXHIBITS               DESCRIPTION
--------               -----------
  27            Financial Data Schedule