Form 10-Q
period 1999-09-30
SOUTHEASTERN BANKING CORP
filed 1999-11-15
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended..........................................09-30-99
Commission File Number...................................................2-83157


                        SOUTHEASTERN BANKING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            GEORGIA                                    58-1423423
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

           1010 NORTHWAY STREET
              DARIEN, GEORGIA                            31305
-------------------------------------     -------------------------------------
(Address of principal executive office)                (Zip Code)


Registrant's telephone number, including area code:      (912) 437-4141
                                                   -----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                                  YES [X]   NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     CLASS                             SHARES OUTSTANDING
                     -----                             ------------------
        Common Stock - $1.25 Par Value            3,580,797 Shares at 10-31-99


                      This Document consists of 24 pages.
                     The Exhibit Index is located at page 23.

                        SOUTHEASTERN BANKING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                   1999                1998
                                                                           -------------       -------------
ASSETS

Cash and due from banks                                                    $  12,111,414       $  14,464,719
Federal funds sold                                                             2,170,000          15,670,000
                                                                           -------------       -------------
Cash and cash equivalents                                                     14,281,414          30,134,719

Investment securities
     Held-to-maturity (market value of approximately $28,472,000
         and $24,948,000 at September 30, 1999 and December 31, 1998)         28,783,883          23,873,246
     Available-for-sale, at market value                                     121,227,500         109,157,838
                                                                           -------------       -------------
Total investment securities                                                  150,011,383         133,031,084

Loans, gross                                                                 164,256,487         168,044,357
     Unearned income                                                          (1,966,084)         (3,283,218)
     Allowance for loan losses                                                (3,245,763)         (3,406,626)
                                                                           -------------       -------------
Loans, net                                                                   159,044,640         161,354,513

Premises and equipment, net                                                    6,707,726           6,603,948
Intangible assets                                                              1,333,965           1,477,007
Other assets                                                                   6,397,970           5,332,061
                                                                           -------------       -------------
TOTAL ASSETS                                                               $ 337,777,098       $ 337,933,332
                                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Noninterest-bearing deposits                                           $  51,922,677       $  58,261,917
    Interest-bearing deposits                                                238,632,332         234,434,679
                                                                           -------------       -------------
Total deposits                                                               290,555,009         292,696,596

U. S. Treasury demand note                                                     2,579,590             816,053
Other liabilities                                                              3,271,338           3,270,386
                                                                           -------------       -------------
Total liabilities                                                            296,405,937         296,783,035
                                                                           -------------       -------------
STOCKHOLDERS' EQUITY
    Common stock - $1.25 par value;  authorized 10,000,000
       shares; issued and outstanding 3,580,797 shares                         4,475,996           4,475,996
    Additional paid-in-capital                                                 1,391,723           1,391,723
    Retained earnings                                                         37,478,314          34,993,625
                                                                           -------------       -------------
Realized stockholders' equity                                                 43,346,033          40,861,344
Accumulated other comprehensive income - unrealized (losses)
       gains on available-for-sale securities, net of tax                     (1,974,872)            288,953
                                                                           -------------       -------------
Total stockholders' equity                                                    41,371,161          41,150,297
                                                                           -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 337,777,098       $ 337,933,332
                                                                           =============       =============

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                          QUARTER                       NINE MONTHS
                                                       --------------------------        --------------------------
PERIOD ENDED SEPTEMBER 30,                                    1999           1998               1999           1998
                                                       -----------    -----------        -----------    -----------
INTEREST INCOME
    Loans, including fees                              $ 4,271,350    $ 4,626,991        $12,791,754    $13,926,290
    Federal funds sold                                       6,138         96,756            286,203        556,000
    Investment securities
        Taxable                                          1,908,500      1,763,538          5,413,073      4,676,607
        Tax-exempt                                         327,143        275,290            944,025        781,134
                                                       -----------    -----------        -----------    -----------
Total interest income                                    6,513,131      6,762,575         19,435,055     19,940,031
                                                       -----------    -----------        -----------    -----------
INTEREST EXPENSE
    Deposits                                             2,674,996      2,939,756          8,170,603      8,559,683
    Federal funds purchased                                 21,550           --               24,755           --
    U. S. Treasury demand note                              10,820         13,232             26,450         39,917
                                                       -----------    -----------        -----------    -----------
Total interest expense                                   2,707,366      2,952,988          8,221,808      8,599,600
                                                       -----------    -----------        -----------    -----------

Net interest income                                      3,805,765      3,809,587         11,213,247     11,340,431

PROVISION FOR LOAN LOSSES                                  300,000        300,000            900,000        930,000
                                                       -----------    -----------        -----------    -----------
Net interest income after provision for loan losses      3,505,765      3,509,587         10,313,247     10,410,431
                                                       -----------    -----------        -----------    -----------
NONINTEREST INCOME
   Service charges on deposit accounts                     657,535        613,747          1,882,099      1,865,121
   Investment securities gains, net                          3,738         (7,027)             3,738          1,096
   Gain on sale of branches before tax provision
       of $559,731                                            --             --                 --          101,908
   Other operating income                                  207,354        188,622            702,104        639,071
                                                       -----------    -----------        -----------    -----------
Total noninterest income                                   868,627        795,342          2,587,941      2,607,196
                                                       -----------    -----------        -----------    -----------
NONINTEREST EXPENSE
   Salaries and employee benefits                        1,466,825      1,459,451          4,348,178      4,470,191
   Occupancy and equipment                                 454,851        432,167          1,333,389      1,278,834
   Other operating expense                                 674,920        610,957          2,170,398      2,079,493
                                                       -----------    -----------        -----------    -----------
Total noninterest expense                                2,596,596      2,502,575          7,851,965      7,828,518
                                                       -----------    -----------        -----------    -----------

Income before income taxes                               1,777,796      1,802,354          5,049,223      5,189,109

INCOME TAX EXPENSE                                         528,878        553,489          1,490,294      2,123,091
                                                       -----------    -----------        -----------    -----------
NET INCOME                                             $ 1,248,918    $ 1,248,865        $ 3,558,929    $ 3,066,018
                                                       ===========    ===========        ===========    ===========
NET INCOME PER SHARE - BASIC                           $      0.35    $      0.35        $      0.99    $      0.86
                                                       ===========    ===========        ===========    ===========

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                ACCUMULATED
                                                              ADDITIONAL                              OTHER
                                                 COMMON          PAID-IN         RETAINED     COMPREHENSIVE
                                                  STOCK          CAPITAL         EARNINGS            INCOME               TOTAL
                                             ----------       ----------      -----------         ---------         -----------
BALANCE, DECEMBER 31, 1997                   $4,475,996       $1,391,723      $31,986,080         $  14,858         $37,868,657

Comprehensive income:
    Net income                                       --               --        3,066,018                --           3,066,018
    Other comprehensive income, net
       of tax effect of $196,347:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                                 --               --               --           381,145             381,145

                                                                                                                    -----------
Comprehensive income                                                                                                  3,447,163
                                                                                                                    -----------

Cash dividends declared
    ($0.20 per share)                                --               --         (716,517)               --            (716,517)
                                             ----------       ----------      -----------         ---------         -----------
BALANCE, SEPTEMBER 30, 1998                  $4,475,996       $1,391,723      $34,335,581        $  396,003         $40,599,303
                                             ==========       ==========      ===========        ==========         ===========

BALANCE, DECEMBER 31, 1998                   $4,475,996       $1,391,723      $34,993,625        $  288,953         $41,150,297

Comprehensive income:
    Net income                                       --               --        3,558,929                --           3,558,929
    Other comprehensive income, net
       of tax effect of $1,166,213:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                                 --               --               --        (2,263,825)         (2,263,825)
                                                                                                                    -----------
Comprehensive income                                                                                                  1,295,104
                                                                                                                    -----------
Cash dividends declared
    ($0.30 per share)                                --               --       (1,074,240)               --          (1,074,240)
                                             ----------       ----------      -----------      ------------         -----------
Balance, September 30, 1999                  $4,475,996       $1,391,723      $37,478,314      $ (1,974,872)        $41,371,161
                                             ==========       ==========      ===========      ============         ===========

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                              1999            1998
                                                                     ------------    ------------
OPERATING ACTIVITIES
    Net income                                                       $  3,558,929    $  3,066,018
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                         900,000         930,000
        Depreciation                                                      639,716         625,287
        Amortization and accretion, net                                   193,573         153,711
        Deferred income tax benefit                                          --           (17,998)
        Investment securities gains, net                                   (3,738)         (1,096)
        Net losses (gains) on sales of other real estate                   13,018        (102,293)
        Gain on sale of branches before tax provision                        --          (101,908)
        Changes in assets and liabilities:
         Decrease in other assets                                         216,513         264,057
         Increase in other liabilities                                    311,407         258,623
                                                                     ------------    ------------
Net cash provided by operating activities                               5,829,418       5,074,401
                                                                     ------------    ------------
INVESTING ACTIVITIES
       Proceeds from maturities of investment securities:
         Held-to-maturity                                               1,085,000       3,460,800
         Available-for-sale                                            47,825,386      43,739,486
       Proceeds from sales of investment securities:
         Available-for-sale                                             1,001,562       4,992,122
       Proceeds from sales of other real estate                           660,103         699,186
       Purchases of investment securities:
         Held-to-maturity                                              (6,011,457)     (5,485,878)
         Available-for-sale                                           (64,357,623)    (70,183,788)
       Net increase in short-term securities                                 --        (3,994,620)
       Net decrease in loans                                              484,984       1,707,018
       Additions to premises and equipment, net                          (607,935)       (489,837)
       Net funds paid in sale of branches                                    --       (13,589,236)
                                                                     ------------    ------------
Net cash used in investing activities                                 (19,919,980)    (39,144,747)
                                                                     ------------    ------------
FINANCING ACTIVITIES
      Net (decrease) increase in demand, NOW, and savings deposits     (7,197,761)      4,197,037
      Net increase in certificates of deposit                           5,056,175       9,465,869
      Net increase (decrease) in U. S. Treasury demand note             1,763,537      (2,676,207)
      Cash dividends paid                                              (1,384,694)       (943,182)
                                                                     ------------    ------------
Net cash (used in) provided by financing activities                    (1,762,743)     10,043,517
                                                                     ------------    ------------
Net decrease in cash and cash equivalents                             (15,853,305)    (24,026,829)
Cash and cash equivalents at beginning of year                         30,134,719      39,741,483
                                                                     ------------    ------------
Cash and cash equivalents at September 30                            $ 14,281,414    $ 15,714,654
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

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

     The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefit and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 1999 are not necessarily indicative of trends or results to be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations enables the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. For additional information regarding the sale of the Alachua offices, refer to the disclosures provided under Results of Operations. SEB's assets totaled approximately $337,206,000 at September 30, 1999 versus $340,412,000 at June 30, 1999 and $337,327,000 at year-end 1998.

Additionally, prior to mid-1998, the Company had no subsidiaries other than commercial banks. In 1998, the Company formed an insurance subsidiary, SBC Financial Services, Inc. (SBCF), to sell insurance and annuity products, initially to customers in Georgia. The Company has invested $100,000 in SBCF to-date and expects to make additional capital investments in its new subsidiary during its first few years of operation. As it develops, SBCF is expected to supplement and grow existing noninterest income, thereby increasing the Company's profitability and shareholder value. The insurance subsidiary had a nominal impact on the Company's financial condition and results of operations during the first nine months of 1999.

FINANCIAL CONDITION

Consolidated assets approximated $338 million at September 30, 1999, down $156,234 or 0.05% from year-end 1998 but up $9,776,187 or 2.98% from September 30, 1998. The increase in total assets since September 30, 1998 has transpired from growth in deposits, principally interest-bearing deposits. Pertinent details on deposits and deposit components are provided in the Liquidity section of this Analysis. During the first nine months of 1998, total assets declined $19,896,922 or 5.72%. Virtually all of the 1998 decline in total assets was attributable to the January branch sale; this decline was partially offset by asset growth at the remaining SEB locations during the first three quarters of 1998.

INVESTMENT SECURITIES

On a carrying value basis, investment securities exceeded $150 million at September 30, 1999, growing $16,980,299 or 12.76% since December 31, 1998.
Securities represented 48% of earning assets at September 30, 1999 versus 42% and 44% at year-end 1998 and September 30, 1998. The growth in

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

investment securities since the year-earlier period resulted from the placement of funds available from other sources, including declines in loans and federal funds sold, in the portfolio. No significant changes have occurred in the investment securities mix at September 30, 1999. The amortized cost and estimated fair value of investment securities are delineated in the table below:


-------------------------------------------------- ---------------- --------------- --------------- ----------------
INVESTMENT SECURITIES BY CATEGORY                        AMORTIZED      UNREALIZED      UNREALIZED             FAIR
SEPTEMBER 30, 1999                                            COST           GAINS          LOSSES            VALUE
-------------------------------------------------- ---------------- --------------- --------------- ----------------
(IN THOUSANDS)
Available-for-sale:
     U.S. Treasury and U.S.
       Government agencies                                 $99,403          $   23         $ 2,131          $97,295
     Mortgage-backed securities                             23,729               7             891           22,845
     Equity securities                                       1,088               -               -            1,088
-------------------------------------------------- ---------------- --------------- --------------- ----------------
                                                           124,220              30           3,022          121,228
Held-to-maturity:
     States and political subdivisions                      28,784             324             636           28,472
-------------------------------------------------- ---------------- --------------- --------------- ----------------
Total investment securities                               $153,004          $  354         $ 3,658         $149,700
-------------------------------------------------- ---------------- --------------- --------------- ----------------

As shown, the market value of the securities portfolio declined at September 30, 1999; refer to the Capital Adequacy section of this Analysis for more details. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

LOANS

Loans, net of unearned income,(1) declined $361,054 since June 30 or $2,470,736 year-to-date. As a percent of deposits, net loans aggregated 55.86% at September 30, 1999 versus 55.21% at mid-year 1999, 56.29% at December 31, 1998, and 58.91%
a year ago. A continuing drop in commercial loans outstanding was the chief factor in the year-to-date decline. Although commercial loan demand has slowed, consumer loan demand has increased. The consumer portfolio grew an appreciable 1.22% since year-end 1998 and, more markedly, 4.42% since the 1998 third quarter. The 1999 improvement in the consumer portfolio occurred since June 30, reversing moderate declines during the first two quarters. Growth in the consumer portfolio is especially welcome, because consumer loans remain the Company's highest interest-earning assets. To reiterate the discussion in the 1998 Annual Report, management is committed to growing the consumer portfolio and reversing the downward drift in the commercial portfolio by a) utilizing competitive pricing on loan products and b) developing additional loan relationships, all without compromising portfolio quality. During the year-ago period, net loans declined $20,330,224 or 10.88%. More than 84% of the 1998 drop was attributable to the Alachua divestiture. The remaining decline resulted from overall decreases in commercial loans outstanding at other SEB locations. Loans outstanding are presented by type in the table on the next page.

(1)See separate discussion on unearned income within this Analysis.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


-------------------------------------------------------- ------------------- ------------------ ------------------
                                                              SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
LOANS BY CATEGORY                                                      1999               1998               1998
-------------------------------------------------------- ------------------- ------------------ ------------------
(IN THOUSANDS)

Commercial, financial, and agricultural                            $ 63,905           $ 69,125           $ 71,086
Real estate - construction                                            2,966              2,318              2,621
Real estate - mortgage                                               60,373             60,035             60,921
Consumer, including credit cards                                     37,012             36,566             35,444
-------------------------------------------------------- ------------------- ------------------ ------------------
         Loans, gross                                               164,256            168,044            170,072
         Unearned income                                              1,966              3,283              3,579
-------------------------------------------------------- ------------------- ------------------ ------------------
              Loans, net                                           $162,290           $164,761           $166,493
-------------------------------------------------------- ------------------- ------------------ ------------------

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 1999 and December 31, 1998, gross loans secured by real estate totaled approximately $103,323,000 and $105,010,000. A geographic concentration in loans ensues given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $18.4 million at September 30, 1999; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

UNEARNED INCOME

Primarily reflecting accounting changes made to comply with new tax legislation, unearned income declined considerably at September 30, 1999 versus the other periods presented. Specifically, effective January 1999, the IRS prohibits the use of any method other than the constant, or level, yield method in computing interest income on short-term consumer loans. Although interest income on most loans has been recognized using the level yield method, interest income on certain loans made on a discount basis was recognized using the sum-of-the-months digit method. In general, the posting of loans under the sum-of-the-months digit method created unearned interest balances and accelerated interest income recognition. As no new loans will be booked under the sum-of-the-months digit method and, further, as pre-1999 loans mature or are otherwise redeemed, the interest portion of the unearned balance is expected to wane. Additionally, the change in timing of interest recognition on certain short-term consumer loans is projected to lower interest income by approximately $135,000 in fiscal 1999 as compared to prior years. More details on the Company's accounting and reporting policies on loans and related income are contained in the footnotes accompanying the 1998 10-K filing.

NONPERFORMING ASSETS

Nonperforming loans, a central component of nonperforming assets, aggregated approximately $1,137,000 at September 30, 1999, down $109,000 or 8.75% from year-end 1998 but up $604,000, or more than double, from September 30, 1998. As a percent of net loans, nonperforming loans totaled 0.70% at September 30, 1999 compared to 0.76% and 0.32% at year-end 1998 and September 30, 1998. The increase in nonperforming loans since September 30, 1998 resulted from net additions to nonaccrual

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

balances. No reduction in nonaccrual balances has been made for the portion of such loans wholly or partially guaranteed by the U.S. Small Business Administration. For the three periods presented, such guarantees would have reduced nonaccrual balances by $48,000, $84,000, and $57,000. More than 93%, or $1,066,000, of nonperforming loan balances at September 30, 1999 pertained to five separate borrowers; further segregated, $873,000 or 76.78% of total balances applied to merely two borrowers and 45% to a single borrower. After rising $615,000 during the first quarter, foreclosed real estate balances, another component of nonperforming assets, fell $484,000 to $909,000 at September 30, 1999. Approximately 70% of foreclosed real estate balances at September 30 were derived from funding originally extended to five borrowers; more significantly, $258,000 or 28.38% of total balances applied to a solo borrower. Foreclosed real estate balances remained concentrated, overall, in residential real estate at September 30, 1999. Loans past due 90 plus days aggregated $1,435,000 at September 30, 1999, the lowest level in two years. Loans to four separate borrowers composed 13.17% of loans past due 90 days or more at September 30, 1999; management is unaware of any other material concentrations within these past due balances. Details on a certain group of loans that comprise the bulk of the fluctuations in nonperforming asset balances year-to-date are provided in later sections of this Analysis. The table below provides further information about nonperforming assets and loans past due 90 days or more:


-------------------------------------------------------- ------------------- ------------------ ------------------
                                                              SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
NONPERFORMING ASSETS                                                   1999               1998               1998
-------------------------------------------------------- ------------------- ------------------ ------------------
(IN THOUSANDS)
Nonaccrual loans:
         Commercial, financial, and agricultural                      $ 514              $ 622               $ 88
         Real estate - construction                                      67                  0                  0
         Real estate - mortgage                                         143                240                 65
         Consumer, including credit cards                                51                 10                  3
-------------------------------------------------------- ------------------- ------------------ ------------------
              Total nonaccrual loans                                    775                872                156
Restructured loans(1)                                                   362                374                377
-------------------------------------------------------- ------------------- ------------------ ------------------
              Total nonperforming loans                               1,137              1,246                533
Foreclosed real estate(2)                                               909                778                851
-------------------------------------------------------- ------------------- ------------------ ------------------
Total nonperforming assets                                           $2,046             $2,024             $1,384
-------------------------------------------------------- ------------------- ------------------ ------------------
Accruing loans past due 90 days or more                              $1,435             $1,607             $2,513
-------------------------------------------------------- ------------------- ------------------ ------------------

(1)Does not include restructured loans that yield a market rate.
(2)Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower's ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) the income on the loan is recognized using the cash versus accrual basis of accounting due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan switched to

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower's financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized.

Since year-end, a group of loans, primarily real estate, with principal balances approximating $1,295,000 were recognized as significantly impaired. These particular loans were not substantially past due, and their impairment could not be reasonably measured, at December 31, 1998. To-date in 1999, these problem loans have been charged-off in excess of $500,000 to their estimated net realizable values. Approximately $67,000 of these loans were placed on, and remain in, nonaccrual status. The real estate collateral underlying the balance, or $691,000, of these loans was acquired by foreclosure and classified as other real estate; through October 31, $506,000 or 73% of the acquired properties had been sold to third parties. This group of loans accounts for the majority of the fluctuations, both upward and downward, in nonperforming asset balances year-to-date. No additional material charge-offs, if any, are expected on these particular loans. Management is diligently pursuing remedies under law in seeking to recover these charge-offs but deems any material recovery unlikely. Although disturbingly high, the charge-offs recognized on these problem loans are not expected to result in an upward revision of the 1999 budgeted loan loss provision of $1,200,000. Additionally, management is unaware of any other large, notable potential problem loans at September 30, 1999 that should be included in the table above or otherwise discussed. All known potential problem loans were included in nonperforming loans at September 30, 1998.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. As a percent of net loans, the allowance totaled 2.00% at September 30, 1999, down 7 basis points from year-end 1998. The decline in the allowance ratio stemmed foremost from high charge-offs recognized since year-end. Net charge-offs totaled $1,060,863, up considerably, or $568,014, from 1998's $492,849. Approximately 51% of the 1999 charge-offs through September 30 were attributable to the problem loans discussed earlier. Management is optimistic that charge-offs at December 31, 1999, including the charge-offs associated with the problem loans previously mentioned, will be substantially lower than year-end 1998 and 1997 levels. Management is not content with the charge-off trends recognized the last few years and has implemented several long-term strategies to reduce charge-off levels, including: a) a revised loan grading system, b) periodic external loan review, and c) managerial and staff changes at various locations. Changes to the allowance as a percent of total nonperforming loans were not significant for the periods presented. The quarterly provision from income totaled $300,000 at September 30, 1999, unchanged from the year-earlier period. Year-to-date, the provision aggregated $900,000, down $30,000 or 3.23% from 1998. Activity in the allowance is presented in the table on the following page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

----------------------------------------------------------------------- ------------------------------------------
ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED SEPTEMBER 30,                                                 1999           1998          1997
----------------------------------------------------------------------- ------------- -------------- -------------
(DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of year                               $ 3,407        $ 3,705       $ 3,735
Provision for loan losses                                                        900            930         1,385
Charge-offs:
         Commercial, financial, and agricultural                                 470            203         1,095
         Real estate - construction                                              351              0             0
         Real estate - mortgage                                                   96             82           138
         Consumer, including credit cards                                        671            525           585
----------------------------------------------------------------------- ------------- -------------- -------------
                  Total charge-offs                                            1,588            810         1,818
----------------------------------------------------------------------- ------------- -------------- -------------
Recoveries:
         Commercial, financial, and agricultural                                 210             71            84
         Real estate - construction                                                0              0             0
         Real estate - mortgage                                                   26              8             5
         Consumer, including credit cards                                        291            238           305
----------------------------------------------------------------------- ------------- -------------- -------------
                  Total recoveries                                               527            317           394
----------------------------------------------------------------------- ------------- -------------- -------------
Net charge-offs                                                                1,061            493         1,424
----------------------------------------------------------------------- ------------- -------------- -------------
Allowance for loan losses at September 30                                   $  3,246       $  4,142      $  3,696
----------------------------------------------------------------------- ------------- -------------- -------------
Net loans outstanding(1) at September 30                                    $162,290       $166,493      $186,493
----------------------------------------------------------------------- ------------- -------------- -------------
Average net loans outstanding(1) at September 30                            $162,954       $165,512      $186,168
----------------------------------------------------------------------- ------------- -------------- -------------
Ratios:
         Allowance to net loans                                                 2.00%          2.49%         1.98%
----------------------------------------------------------------------- ------------- -------------- -------------
         Net charge-offs to average loans (annualized)                          0.87%          0.40%         1.02%
----------------------------------------------------------------------- ------------- -------------- -------------
         Provision to average loans (annualized)                                0.74%          0.75%         0.99%
----------------------------------------------------------------------- ------------- -------------- -------------

(1) Net of unearned income

Management believes the allowance was adequate at September 30, 1999 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management estimates that the loan loss provision will approximate $300,000 during the fourth quarter of 1999.

OTHER ASSETS

Gross premises and equipment increased $607,935 during the first nine months of 1999. More than 88% of the 1999 expenditures to-date are computer-related; purchases include a loan platform system, upgraded network/branch communication equipment, and down payments on imaging, PC banking, and voice banking systems. The remaining costs associated with the imaging system, payment of which is due at, or prior to, final implementation, are expected to total $350,000. The managerial decision to purchase the imaging system was predicated on the following known benefits:

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      o Customer Service. The imaging system will supplement and otherwise enhance existing customer service by providing, on paper or electronic device, compact statements and other documents that are easier to read, store, and reconcile than existing alternatives.
          The system will also facilitate faster retrieval of documents for customer research. Both commercial and individual customers will benefit.
      o LowerOverhead. The imaging system will reduce certain overhead costs inherent in document processing, including postage, proof maintenance, supplies, and personnel expense.
      o Competitive Edge. The imaging system will provide an additional marketing tool for promoting SEB services.

Implementation of the imaging system is expected to occur in phases, with partial implementation by December 1999 and full implementation by February 2000.

The remaining costs relative to the PC, or internet, and voice banking systems aggregate approximately $50,000. Like the imaging system, the PC and voice banking systems will augment existing customer service and provide competitive advantages in promoting and selling SEB services. With the voice banking system, customers will be able to obtain certain account balance and other information virtually anytime, anywhere by phone. The PC banking system will serve as an alternative delivery channel for many bank services: Customers will be able to open and monitor accounts on-line, e-mail customer service representatives, and pay bills, all at customer convenience. Commercial customers, particularly those with large transactional volumes, will be able to utilize the bill paying capabilities of the PC banking system as part of cash, or treasury, management. Implementation of both the internet and voice banking systems is planned prior to mid-year 2000.

Other than the remaining amounts due on the imaging, PC, and voice banking systems, the Company had no material plans or commitments for capital expenditures as of September 30, 1999. The computer expenditures made to-date in, and planned for, 1999 have not been made because of, and do not constitute costs of, the Year 2000. For specifics on the Company's Year 2000 plan and costs adhering to same, refer to the Year 2000 section of this Analysis. During the year-ago period, gross premises and equipment declined $1,012,539 due to the sale of the Alachua County offices; offsetting capital expenditures totaled $489,837. Approximately 66%, or $320,000, of the 1998 expenditures through September 30 pertained to the construction of a new branch facility for SEB's Nicholls location.

Adjusted for the net additions to foreclosed real estate previously mentioned, other assets grew $935,473 or 20.54% year-to-date. An increase in the deferred tax effects of mark-to-market accounting for investment securities was the dominant factor in the 1999 results to-date. A $227,000 drop in interest receivables negated, in part, the jump in deferred tax assets. Variations in interest payment cycles produced most of the interest receivables decline. Last year, intangible assets declined due to the elimination of goodwill associated with the Alachua offices. As shown in the Capital Adequacy section of this Analysis, the elimination of the Alachua goodwill had a positive impact on the Company's capital ratios.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

cash and federal funds sold. Additional liquidity is provided by deposit growth and by payments and maturities of the loan and investment securities portfolios. At September 30, 1999, investment securities with carrying values of approximately $7,887,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access to short-term funding sources, including U.S. Treasury demand notes, Federal Home Loan Bank advances, and federal funds purchased. The unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, total $17,500,000. No amounts were drawn against these lines at September 30, 1999 or December 31, 1998. The Company has developed a liquidity policy that specifically addresses Year 2000 liquidity issues; refer to the Year 2000 section of this Analysis for details.

DEPOSITS

Deposits declined $2,141,587 or 0.73% at September 30, 1999 compared to year-end 1998. Noninteresting-bearing deposits fell $6,339,240 or 10.88%, while interest-bearing deposits climbed $4,197,653 or 1.79%. Interest-bearing deposits comprised 82.13% of total deposits at September 30, 1999, up 204 basis points from December 31, 1998. The distribution of interest-bearing balances at September 30, 1999 and certain comparable quarter-end dates is shown in the table below:


---------------------------------------- ------------------------- ------------------------ --------------------------
                                               SEPTEMBER 30, 1999        DECEMBER 31, 1998         SEPTEMBER 30, 1998
                                         ------------------------- ------------------------ --------------------------
                                                          PERCENT                  PERCENT                    PERCENT
DEPOSITS                                    BALANCES     OF TOTAL     BALANCES    OF TOTAL      BALANCES     OF TOTAL
---------------------------------------- ------------ ------------ ------------ ----------- ------------- ------------
(DOLLARS IN THOUSANDS)
Interest-bearing demand deposits(1)         $ 40,926       17.15%     $ 43,617      18.61%      $ 39,176       16.82%
Savings                                       74,715       31.31%       72,883      31.09%        73,588       31.59%
Time certificates /less than/ $100,000        76,428       32.03%       78,409      33.44%        79,093       33.95%
Time certificates > = $100,000                46,563       19.51%       39,526      16.86%        41,098       17.64%
---------------------------------------- ------------ ------------ ------------ ----------- ------------- ------------
Total interest-bearing deposits             $238,632      100.00%     $234,435     100.00%      $232,955      100.00%
---------------------------------------- ------------ ------------ ------------ ----------- ------------- ------------

(1) Includes NOW and money market accounts.

Last year, the January divestiture resulted in a deposit decline exceeding $33,000,000; by September 30, 1998, deposit growth in the remaining SEB locations had offset approximately 40% of the divestiture decline. Since the introduction of the SMARTSAVER account in March 1996, savings balances have constituted a substantially higher percentage of interest-bearing balances than historical norms, particularly on an average basis. The composition of average deposits and the fluctuations therein at September 30 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

INTEREST RATE AND MARKET RISK/INTEREST RATE SENSITIVITY

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap.

The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at September 30, 1999:

---------------------------------------------- ------------------------------------------------------- ------------
                                                                  REPRICING WITHIN
                                               -------------------------------------------------------
                                                                                                 MORE
INTEREST RATE SENSITIVITY                             0 - 3         4 - 12   ONE - FIVE     THAN FIVE
SEPTEMBER 30, 1999                                   MONTHS         MONTHS        YEARS         YEARS        TOTAL
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
INTEREST RATE SENSITIVE ASSETS
  Securities(1)                                    $  1,969       $  7,070     $100,636       $42,241     $151,916
  Loans, gross(2)                                    49,669         15,751       65,227        32,834      163,481
-------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive assets            51,638         22,821      165,863        75,075      315,397
-------------------------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVE LIABILITIES
  Deposits(3)                                       138,391         76,962       23,165           114      238,632
  U.S. Treasury demand note                           2,580                                                  2,580
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive
         liabilities                                140,971         76,962       23,165           114      241,212
-------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                     $(89,333)      $(54,141)     $142,698       $74,961      $74,185
===================================================================================================================
CUMULATIVE GAP                                    $(89,333)     $(143,474)     $(776)         $74,185
===================================================================================================================
Ratio of cumulative gap to total
         rate sensitive assets                     (28.32)%       (45.49)%      (0.25)%        23.52%
-------------------------------------------------------------------------------------------------------------------
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities             36.63%         34.17%       99.68%       130.76%
-------------------------------------------------------------------------------------------------------------------
Cumulative gap at December 31, 1998               $(75,213)      $(97,301)      $15,058       $76,837
-------------------------------------------------------------------------------------------------------------------
Cumulative gap at September 30, 1998              $(65,461)      $(91,449)      $16,546       $76,791
===================================================================================================================

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

As in the prior periods shown, the Company's gap position remained negative in the short-term repricing intervals at September 30, 1999. A negative gap position indicates that the Company is liability sensitive, and, hence, its rate sensitive liabilities will reprice faster than its rate sensitive assets. Cash flows available from declines in loans, federal funds sold, and other sources to-date in 1999, and also, in 1998, were used to purchase investment securities, principally securities with contractual maturities exceeding one year. Management is committed to reversing the decline in loans outstanding that has necessitated placement of substantial funds in alternative interest-earning assets.

The gap analysis does not fully reflect the complexities of the Company's interest rate sensitivity position and the impact of interest rate movements on the Company's financial position, cash flows, and interest income. For example, the gap analysis presumes that all loans(2) and securities(1) will perform according to

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a "well-capitalized" institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. At September 30, 1999 and 1998, the Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations. The Company is committed to maintaining its well-capitalized status.

Due to the elimination of certain intangible assets, the sale of the Alachua County locations in 1998 did not negatively impact the Company's capital ratios. Capital ratios for the most recent periods are presented in the following table:

-------------------------------------------------------- ------------------- ------------------ ------------------
                                                              SEPTEMBER 30,       DECEMBER 31,      SEPTEMBER 30,
CAPITAL RATIOS(1)                                                      1999               1998               1998
-------------------------------------------------------- ------------------- ------------------ ------------------
(DOLLARS IN THOUSANDS)
Tier 1 capital:
  Realized stockholders' equity                                    $ 43,346           $ 40,861            $40,203
  Intangible assets and other adjustments                            (1,343)            (1,486)            (1,539)
-------------------------------------------------------- ------------------- ------------------ -----------------
    Total Tier 1 capital                                             42,003             39,375             38,664
-------------------------------------------------------- ------------------- ------------------ -----------------
Tier 2 capital:
  Portion of allowance for loan losses                                2,237              2,216              2,206
  Allowable long-term debt                                                -                  -                  -
-------------------------------------------------------- ------------------- ------------------ -----------------
    Total Tier 2 capital                                              2,237              2,216              2,206
-------------------------------------------------------- ------------------- ------------------ -----------------
Total risk-based capital                                           $ 44,240           $ 41,591            $40,870
=================================================================================================================
Risk-weighted assets                                               $177,940           $176,052           $174,518
=================================================================================================================
Risk-based ratios:
  Tier 1 capital                                                      23.61%             22.37%             22.15%
=================================================================================================================
  Total risk-based capital                                            24.86%             23.62%             23.42%
=================================================================================================================
  Tier 1 leverage ratio                                               12.42%             11.78%             11.82%
=================================================================================================================
Realized stockholders' equity to assets                               12.76%             12.10%             12.28%
=================================================================================================================

(1) The Company is not subject to the market risk capital guidelines recently adopted by the regulatory authorities; these guidelines created Tier 3 capital.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Book value per share grew $0.70 or 6.13% during the nine month period to $12.11 at September 30, 1999. Dividends declared rose 50% to $0.10 per quarter, or $0.30 year-to-date, at September 30, 1999 versus 1998. For particulars on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, fell $2,263,825 since year-end 1998. Movement in interest rates remained the overriding factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

DIVIDEND POLICY

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 75%, or $1,674,000, of the $2,233,000 in cash dividends available to the Company in 1999 without such prior approval. The Company uses dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay regular cash dividends.

RESULTS OF OPERATIONS

Net income for the 1999 third quarter totaled $1,248,918 or $0.35 per share, up $43,583 or 3.62% from the 1999 second quarter but virtually unchanged from the 1998 third quarter. For the year-to-date period, net income aggregated $3,558,929, improving $492,911 or 16.08% from 1998. On a per share basis, net income grew to $0.99 at September 30, 1999 from $0.86 and $0.94 in 1998 and 1997. Likewise, the return on beginning equity increased 81 basis points to 11.61% at September 30, 1999 from 10.80% a year ago. During the year-earlier period, the Company recognized a $457,823 nonrecurring after-tax loss on the January 1998 sale of the central Florida locations. The effects of the Alachua divestiture on the Company's financial position and results of operations, including the nonrecurring tax effects, represented a long-term strategic move to enable the Company to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets. Excluding the after-tax loss on the sale of the Alachua locations, net income grew 1.00% or $35,088 during the first nine months of 1999 compared to 1998. Overall growth in noninterest income, partly negated by reductions in net interest income and higher operating costs, was the prime factor in the earnings improvement year-to-date. Additional details on noninterest income/expense and net interest income results are provided in the next two subsections of this Analysis.

Net Interest Income

Net interest income for the 1999 third quarter remained practically indistinguishable from 1998 levels, varying, or declining, a mere $3,822. Year-to-date, net interest income totaled $11,213,247, down $127,184 or 1.12% from the same period in 1998. Similarly, the net interest margin and net interest spread fell to 4.93% and 3.81%, respectively, from 5.21% and 4.01% a year ago. A continuing drop in average balances and yields on commercial loans was the key element in the year-to-date decline. Cash flows from declines in loans and other sources to-date in 1999, and also, in 1998, were placed in investment securities which yield, on average, considerably less than loans of the same duration. As noted in the Loan section of

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


this Analysis, recent tax legislation has necessitated changes in the way the Company recognizes interest income on certain short-term consumer loans; the change in income recognition has effectively lowered the yield on these consumer loans, thereby reducing income results on a same loan basis. The decline in consumer yields was largely mitigated by volume, or average balance, increases in consumer balances during the first nine months of 1999 compared to 1998.

The overall decline in interest earnings on assets which resulted from drops in average balances, yields, or a combination thereof, was partially offset by a 44 basis point decrease in cost of funds. Management, through its Asset/Liability Committee, has aggressively sought repricing opportunities for deposits, particularly in certain Georgia markets. As discussed in the 1998 Annual Report, interest margins and spreads will almost certainly continue to narrow as the Company continues to face intense competition for loans and deposit dollars from other banks and credit unions in virtually all its markets. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding include a) utilization of more competitive pricing on loan products and b) development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. During the first nine months of 1998 compared to 1997, net interest income declined $880,130 or 7.20%. The majority of the net interest income decline at September 30, 1998 was attributable to the sale of the Alachua offices. The table on the next page provides comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities at September 30, 1999, 1998, and 1997.

Noninterest Income and Expense

Omitting the pre-tax gain of $101,908 recognized on the sale of the Alachua offices in 1998, noninterest income grew $82,653 or 3.30% year-to-date at September 30, 1999 compared to 1998. A $63,033 or 9.86% improvement in other operating income and a $16,978 or 0.91% increase in service charges on deposit accounts were the major elements in the nine month results. By type and amount, the chief components of other operating income at September 30, 1999 were mortgage origination fees, $128,410; commissions on the sale of credit life insurance (generated by SEB), $141,566; safe deposit box rentals, $65,245; and income on sale of check products, $51,174. Combined, these four income items comprised 55.03% of other operating income year-to-date. Salaries and employee benefits rose a moderate $7,374 during the third quarter after declining $129,387 during the first half of 1999. The vast majority, or 84.65%, of employee expenses were vested in salaries and other direct compensation, including related payroll taxes, at September 30, 1999. Profit-sharing accruals and other fringe benefits composed the remaining 7.16% and 8.19% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms at September 30, 1999. The 4.27% increase in net occupancy and equipment expense year-to-date derived, in large part, from higher computer costs. The Company began leasing new operating system hardware in the 1998 second quarter; the newly leased hardware replaced a hardware system owned by the Company that was fully depreciated. Because replacement of the operating system hardware was not accelerated due to Year 2000 issues, the new lease amounts are not being disclosed as Year 2000 costs. Refer to the separate disclosures provided under Year 2000 for further details. Other operating expenses increased $90,905 or 4.37% at September 30, 1999 compared to 1998. A net loss on sales of other real estate was the primary factor in the year-to-date increase. No individual component of other operating expenses aggregated or exceeded 10% of the three quarter total at September 30, 1999 or 1998. Excluding the pre-tax gain on the sale of the central Florida locations, noninterest income declined $259,626 or 9.08% during the first nine months of 1998 compared to 1997. Likewise, noninterest expense fell $814,828 or 9.32%. Virtually all of the fluctuation in noninterest income and expense during the first nine months of 1998 was due to the sale of the Alachua County branches and the elimination of the corresponding income and expenses that accrued to those locations.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

    SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

                                                          1999                          1998
                                              ----------------------------  -----------------------------
AVERAGE BALANCES                             AVERAGE    INCOME/   YIELDS/  AVERAGE    INCOME/     YIELDS/
NINE MONTHS ENDED SEPTEMBER 30,              BALANCES   EXPENSE    RATES   BALANCES   EXPENSE      RATES
-----------------------------------------   ---------  --------   ------   --------   -------     -------
    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans, net(1),(2),(4)                     $162,954   $ 12,829   10.50%   $165,512   $ 13,967   11.28%
   Federal funds sold                           8,093        286    4.71%     13,623        556    5.46%
   Taxable investment securities(3)           121,724      5,413    5.93%    103,538      4,677    6.03%
   Tax-exempt investment securities(3),(4)     24,560      1,427    7.75%     19,076      1,177    8.25%
                                             --------   --------   -----    --------   --------   -----
        Total interest-earning assets        $317,331   $ 19,955    8.38%   $301,749   $ 20,377    9.02%
                                             ========   ========   =====    ========   ========   =====
LIABILITIES
Interest-bearing liabilities:
   Interest-bearing demand deposits(5)       $ 43,804   $    925    2.82%   $ 39,742   $    902    3.03%
   Savings                                     74,697      2,248    4.01%     72,762      2,514    4.62%
   Time deposits                              120,205      4,998    5.54%    116,160      5,144    5.92%
   Federal funds purchased                        622         25    5.36%       --         --       --
   U.S. Treasury demand note                      760         26    4.60%        971         40    5.45%
   Note payable                                  --         --      --          --         --       --
                                             --------   --------   -----    --------   --------   ------
       Total interest-bearing liabilities    $240,088   $  8,222    4.57%   $229,635   $  8,600    5.01%
                                             ========   ========   =====    ========   ========   =====
Excess of interest-earning assets
      over interest-bearing  liabilities     $ 77,243                       $ 72,114
                                             ========   ========   =====    ========   ========   =====

INTEREST RATE SPREAD                                                3.81%                          4.01%
                                             ========   ========   =====    ========   ========   =====
NET INTEREST INCOME                                     $ 11,733                       $ 11,777
                                             ========   ========   =====    ========   ========   ======
NET INTEREST MARGIN                                                 4.93%                          5.21%
                                             ========   ========   =====    ========   ========   =====

                                                            1997
                                             --------     -------    -------
AVERAGE BALANCES                             AVERAGE      INCOME/    YIELDS/
NINE MONTHS ENDED SEPTEMBER 30,              BALANCES     EXPENSE     RATES
-----------------------------------------    --------     -------    ------
    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans, net(1),(2),(4)                     $186,168   $ 15,517    11.14%
   Federal funds sold                          14,739        577     5.23%
   Taxable investment securities(3)            88,903      4,190     6.30%
   Tax-exempt investment securities(3),(4)     19,266      1,256     8.71%
                                             --------   --------    -----
        Total interest-earning assets        $309,076   $ 21,540     9.32%
                                             ========   ========    =====
LIABILITIES
Interest-bearing liabilities:
   Interest-bearing demand deposits(5)       $ 44,246   $    950     2.89%
   Savings                                     72,103      2,413     4.49%
   Time deposits                              125,583      5,414     5.74%
   Federal funds purchased                       --         --        --
   U.S. Treasury demand note                    1,236         49     5.29%
   Note payable                                   731         41     7.48%
                                             --------   --------    -----
       Total interest-bearing liabilities    $243,899   $  8,867     4.86%
                                             ========   ========    =====
Excess of interest-earning assets
      over interest-bearing  liabilities     $ 65,177
                                             ========   ========    =====
INTEREST RATE SPREAD                                                 4.46%
                                             ========   ========    =====
NET INTEREST INCOME                                     $ 12,673
                                             ========   ========    =====
NET INTEREST MARGIN                                                  5.48%
                                             ========   ========    =====

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

Year 2000 efforts are progressing as scheduled. The Company has completed phases I, II, III, and IV of its plan and, except for ongoing monitoring of third party renovations, has completed phase V. Testing of all mission critical systems was completed in 1998, and testing of all non-critical systems was completed earlier this year. Certain additional testing may be conducted after completion of the implementation phase.

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CONTINGENCY PLANS

The Company has prepared contingency plans pertaining specifically to Year 2000 risks. These contingency plans have been designed to provide for ongoing operations or early business resumption, including utilization of back-up systems, in cases of Year 2000 failures. In conjunction with its contingency planning, the Company has also developed a Year 2000 liquidity policy that addresses the need for additional supplies of cash and alternative funding sources, including the Federal Reserve discount window, to cover any temporary liquidity shortages. The Year 2000 contingency plans will continue to be tested in certain respects and thereafter refined as additional information becomes available.

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

COSTS

Except for overhead costs associated with staff development & implementation of its Year 2000 plan and replacement of one non-critical system at a cost of approximately $5,000, the Company has not incurred any significant costs related to the Year 2000 issue. The Company began leasing new operating system hardware in 1998; the newly leased hardware replaced a hardware system owned by the Company that was fully depreciated. Because replacement of the operating system hardware was not accelerated due to Year 2000 issues, the new lease amounts are not being disclosed as Year 2000 costs. The Company has not incurred any incremental Year 2000 costs in regards to its main software system.

Implementation and refinement of the Company's Year 2000 plan is an ongoing process. Consequently, the cost estimates and timetable given above are subject to change. The foregoing statements regarding Year 2000 matters constitute Year 2000 readiness disclosures under the Year 2000 Information and Readiness Disclosure Act. For additional information regarding Year 2000 matters, refer to the disclosures provided under Forward-Looking Statements.

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


ITEM 2.        CHANGES IN SECURITIES
               (NOT APPLICABLE)


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               (NOT APPLICABLE)


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               (NOT APPLICABLE)


ITEM 5.        OTHER INFORMATION
               (NOT APPLICABLE)


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Index to Exhibits:

                                 EXHIBIT TABLE                            PAGE
               -----------------------------------------------------      ----
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


                                        SOUTHEASTERN BANKING CORPORATION
                                        (REGISTRANT)


                                        By: /s/ S. MICHAEL LITTLE
                                            ---------------------------------
                                            S. MICHAEL LITTLE, VICE PRESIDENT


                                        By: /s/ WANDA D. PITTS
                                            ---------------------------------
                                            WANDA D. PITTS, SECRETARY

Date: NOVEMBER 12, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
--------                      -----------

27             Financial Data Schedule (for SEC use only).