Form 10-K405
period 1999-12-31
SOUTHEASTERN BANKING CORP
filed 2000-03-30
CIK 353386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from................to........................

                         Commission file number 2-83157


                        SOUTHEASTERN BANKING CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 GEORGIA                                 58-1423423
      ---------------------------------              ------------------
      (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)              Identification No.)

                1010 NORTHWAY STREET
                  DARIEN, GEORGIA                          31305
      ---------------------------------------        -------------------
      (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code: (912) 437-4141

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]       NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 2000, 3,580,797 shares of the Registrant's common stock, par value $1.25 per share, were outstanding. The aggregate market value of the common equity held by nonaffiliates of the Registrant on such date was approximately $33,786,408 (based on a per share price of $14.25 which is based on over-the-counter trades executed by principal market-makers).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference in Part IV, Item 14.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 11, 2000, are incorporated by reference in
Part III.

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

On January 16, 1998, SEBF sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. At the close of business on June 25, 1998, SEBF merged with and into SEB. The merger of the two bank subsidiaries has reduced the duplicative overhead costs associated with two separate entities. For additional information regarding the branch sale and the SEBF-SEB merger, see Notes 1 and 2 to the Consolidated Financial Statements.

SBC Financial Services, Inc. (SBCF) was formed in 1998 to sell insurance and annuity products to the public. The Company has invested $100,000 in SBCF to-date and expects to make additional capital investments in its new subsidiary during its first few years of operation. As it matures, SBCF is expected to supplement and grow existing fee income, thereby increasing the Company's profitability and shareholder value. SBCF is currently licensed to sell insurance in Georgia. The insurance subsidiary had minimal impact on the Company's financial condition and results of operations in 1999 and 1998.

2. BUSINESS. SEB, the Company's commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and atm network in northeast Florida and southeast Georgia. SEB's primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. At December 31, 1999, SEB operated fourteen full-service banking offices with total assets exceeding $339 million. A list of SEB offices is provided in Part I, Item 2. SBCF, the Company's insurance subsidiary, provides insurance agent and brokerage services for general insurance. In addition to fixed and indexed annuities, products offered include life, health, auto, homeowner's, and business owner's insurance. As the insurance program develops, SBCF plans to expand its product offerings.

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

At December 31, 1999, the Company and its subsidiaries had 153 and 12 full and part-time employees. Three of these employees are licensed to sell insurance to customers in Georgia.

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

Since mid-1998, intrastate branching restrictions in all of the Company's market areas have been removed. The removal of intrastate branching restrictions has given the Company opportunities for growth but also intensified competition as other banks branch into the Company's markets.

The Company faces increasingly aggressive competition from other domestic lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously reserved for commercial banks has intensified competition. Because these nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility. Recent abolishment of certain restrictions between banks, securities firms, and insurance companies will further intensify competition; refer to the Supervision and Regulation section of this Item for more details.

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

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may now acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may now establish branches across state lines by merging with a bank in another state (unless applicable state law prohibits such interstate mergers), provided certain conditions are met.

A number of obligations and restrictions imposed on bank holding companies and their bank subsidiaries by federal law and regulatory policy are designed to reduce potential loss exposure to bank depositors and to the FDIC insurance fund in the event of actual or possible default. For example, under Federal Reserve policy, the Company is expected to act as a source of financial strength to, and commit resources to support, its bank subsidiary where it might refuse absent such policy. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the applicable institution is "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as those terms are defined under regulations issued by each of the federal banking agencies. The Company and its bank subsidiary are considered "well-capitalized" by their respective federal banking regulators. The Company's capital position is delineated in Note 14 to the Consolidated Financial Statements and in the Capital Adequacy section of Part II, Item 7.

There are various legal and regulatory limits on the amount of dividends and other funds the bank subsidiary may pay or otherwise supply the Company. Additionally, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.

FDIC regulations require that management report annually on its responsibility for preparing financial statements, and establishing and maintaining an internal control structure and procedure for financial reporting and compliance with designated laws and regulations concerning safety and soundness.

On November 12, 1999, financial modernization legislation known as the Gramm-Leach-Bliley Act (the Act) was signed into law. The Act creates a new type of financial services company called a financial holding company. A bank holding company which elects to become a financial holding company may engage in expanded financial activities, including insurance and securities underwriting, and may also acquire securities and insurance companies, subject in each case to certain conditions. Securities firms and insurance companies may also choose to establish or become financial holding companies and thereby acquire banks, also subject to certain conditions. The abolishment of certain restrictions between banks, securities firms, and insurance companies will provide both challenges and opportunities to the Company. Major provisions of the Act become effective March 11, 2000. The Company has no present intention to change its status from a bank holding company to a financial holding company.

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


ITEM 2.  PROPERTIES.

COMPANY PROPERTY. The Company's executive offices are located in SEB's main banking office at 1010 Northway Street, Darien, Georgia.

BANKING FACILITIES. Besides its main office in Darien, SEB has thirteen branch offices in northeast Florida and southeast Georgia as shown in the table below:

-----------------------------------------------------------------------------------------
BRANCH LOCATIONS
-----------------------------------------------------------------------------------------
FLORIDA                   1948 S. Kings Road                 1376 E. State Road 200
                          Nassau County                      Nassau County
                          CALLAHAN, FLORIDA 32011            YULEE, FLORIDA 32097

                          7964 W. County Road 108
                          Nassau County
                          HILLIARD, FLORIDA 32046
-----------------------------------------------------------------------------------------

GEORGIA                   620 S. Peterson Street             Highway 40 East
                          Coffee County                      Camden County
                          DOUGLAS, GEORGIA 31533             KINGSLAND, GEORGIA 31548

                          Highway 17                         110 Bacon Street
                          McIntosh County                    Brantley County
                          EULONIA, GEORGIA 31331             NAHUNTA, GEORGIA 31553

                          101 Love Street                    910 Van Streat Highway
                          Charlton County                    Coffee County
                          FOLKSTON, GEORGIA 31537            NICHOLLS, GEORGIA 31554

                          14 Hinson Street                   2512 Osborne Road
                          Jeff Davis County                  Camden County
                          HAZLEHURST, GEORGIA 31539          ST. MARYS, GEORGIA 31558

                          107 E. Main Street                 Bedell Avenue & Highway 17
                          Brantley County                    Camden County
                          HOBOKEN, GEORGIA 31542             WOODBINE, GEORGIA 31569
-----------------------------------------------------------------------------------------

At December 31, 1999, the Company owned all of its banking facilities. See Note 6 to the Consolidated Financial Statements for further property information.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

In November 1996, a principal market-maker, and in late 1997, a second market-maker,(1) began trading the Company's stock publicly over-the-counter under the symbol "SEBC." The high and low sales prices for 1999, 1998, and 1997 are based on information being posted to electronic bulletin boards by the market-makers, as applicable. These market prices may include dealer mark-up, markdown, and/or commission.

The table below sets forth the high and low sales prices and the cash dividends declared on the Company's common stock during the periods indicated:

---------------------------------------------------------------------------------------
                                               SALES PRICE
MARKET SALES PRICE &                   --------------------------      DIVIDENDS
DIVIDENDS DECLARED         QUARTER          HIGH            LOW         DECLARED
---------------------------------------------------------------------------------------
1999                         4th           17 3/4          16 1/2         0.17
                             3rd           20              18 1/8         0.10
                             2nd           19 3/4          18 5/8         0.10
                             1st           20              18 1/4         0.10
1998                         4th           21              17 1/2         0.18 2/3
                             3rd           21 1/2          21             0.06 2/3
                             2nd           24              18 1/2         0.06 2/3
                             1st           23              17 1/2         0.06 2/3
1997                         4th           18 3/8          17             0.13
                             3rd           18 1/2          17 1/2         0.06 1/3
                             2nd           18 1/2          17             0.06 1/3
                             1st           18 1/2          17             0.06 1/3
 --------------------------------------------------------------------------------------

(1) The second market-maker did not complete any trades until 1998.


The Company had approximately 450 shareholders of record at December 31, 1999.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends.

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company's bank subsidiary may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the bank subsidiary for payment in 2000 without such prior approval is approximately $2,462,000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

Selected financial data for the last five years is provided in the table below:

---------------------------------------------------------------------------------------------------------------

FINANCIAL DATA                               1999          1998           1997           1996           1995
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
AT DECEMBER 31:
Total assets                             $340,545      $337,933       $347,898       $335,826       $296,956
Loans, net of unearned income             165,994       164,761        186,823        183,739        165,385
Allowance for loan losses                   3,223         3,407          3,705          3,735          3,532
Deposits                                  290,284       292,697        302,369        294,353        259,540
Long-term debt                                  -             -              -          1,450          2,525
Realized stockholders' equity              44,028        40,861         37,854         34,277         30,558
---------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
Net interest income                      $ 15,084      $ 15,217       $ 16,391       $ 15,636       $ 14,617
Provision for loan losses                   1,200         1,230          1,715          1,475          1,200
Net income                                  4,849         4,393          4,722          4,805          4,287
Common dividends paid                       1,743         1,182          1,122          1,062          1,003
---------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Basic earnings                           $   1.35      $   1.23       $   1.32       $   1.34       $   1.20
Dividends declared                           0.47          0.38 2/3       0.32           0.30 1/3       0.28 2/3
Book value                                  12.30         11.41          10.57           9.57           8.53
---------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS:
Return on average assets                     1.43%          1.35%         1.40%          1.49%          1.50%
Return on beginning equity                  11.87         11.60          13.78          15.72          15.70
Tier 1 capital ratio                        23.56         22.37          17.91          16.18          16.26
Total capital ratio                         24.82         23.62          19.16          17.44          17.52
Tier 1 leverage ratio                       12.57         11.78          10.31           9.42           9.67
---------------------------------------------------------------------------------------------------------------

The per share data has been restated to give retroactive effect to the three-for-one stock split paid on August 9, 1996. The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities.

Business Combinations and Divestitures

The financial data in the table above reflects the following acquisitions and divestitures:

     o On January 16, 1998, the Company sold its banking offices in Alachua, Gainesville, and Jonesville, Florida. See Note 2 to the Consolidated Financial Statements.
     o On February 15, 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in northeast Florida's Nassau County. Geographically, Nassau County borders Charlton and Camden Counties in southeast Georgia where SEB has other offices. The Company received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposits and other liabilities.

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

Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. For additional information regarding the sale of the Alachua offices, refer to the disclosures provided under Results of Operations. SEB's assets totaled approximately $339,801,000 at year-end 1999 versus $337,327,000 at December 31, 1998 and $347,274,000 at December 31, 1997.

Additionally, prior to mid-1998, the Company had no subsidiaries other than commercial banks. In 1998, the Company formed an insurance subsidiary, SBC Financial Services, Inc. (SBCF), to sell insurance and annuity products, initially to customers in Georgia. The Company has invested $100,000 in SBCF to-date and expects to make additional capital investments in its new subsidiary during its first few years of operation. As it develops, SBCF is expected to supplement and grow existing noninterest income, thereby increasing the Company's profitability and shareholder value. The insurance subsidiary had a nominal impact on the Company's financial condition and results of operations in 1999 and 1998.

FINANCIAL CONDITION

Consolidated assets exceeded $340 million at year-end 1999, growing $2,611,556 or 0.77% since December 31, 1998. The increase in total assets at December 31, 1999 transpired largely from growth in short-term funding sources, including federal funds purchased. Pertinent details on federal funds purchased and other funding sources, on both a period-end and average basis, are provided in the Liquidity section of this Analysis. Consistent with 1998 levels, earning assets approximated 92% of total assets at December 31, 1999. During the year-earlier period, total assets declined $9,964,501 or 2.86%. Virtually all of the 1998 decline in total assets was attributable to the Alachua divestiture; this decline was offset, in part, by asset growth at the remaining SEB locations during 1998.

Investment Securities

On a carrying value basis, investment securities approximated $146 million at December 31, 1999, up $12,880,495 or 9.68% from December 31, 1998. Securities comprised 46% of earning assets at year-end 1999 versus 42% and 35% at December 31, 1998 and 1997. The growth in investment securities since 1998 resulted from the placement of funds available from other sources, including declines in other

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


earning assets, in the portfolio. No significant changes have occurred in the investment securities mix at December 31, 1999. The amortized cost and estimated fair value of investment securities are delineated in the table below:

==========================================================================================================
INVESTMENT SECURITIES BY CATEGORY                      AMORTIZED    UNREALIZED    UNREALIZED          FAIR
DECEMBER 31, 1999                                           COST         GAINS        LOSSES         VALUE
==========================================================================================================
(IN THOUSANDS)
Available-for-sale:
     U.S. Treasury and U.S.
       Government agencies                              $ 98,408      $      7      $  3,264      $ 95,151
     Mortgage-backed securities                           22,753             9         1,107        21,655
     Equity securities                                     1,088            --            --         1,088
----------------------------------------------------------------------------------------------------------
                                                         122,249            16         4,371       117,894
Held-to-maturity:
     States and political subdivisions                    28,018           250           792        27,476
----------------------------------------------------------------------------------------------------------
Total investment securities                             $150,267      $    266      $  5,163      $145,370
==========================================================================================================

As shown, the market value of the securities portfolio declined at December 31, 1999; refer to the Capital Adequacy section of this Analysis for more details. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew $1,232,972 or 0.75% at year-end 1999 compared to 1998. The net loans to deposit ratio totaled 57.18% at year-end 1999 versus 56.29% and 61.79% at December 31, 1998 and 1997. The improvement in net loan balances derived from unearned income, because gross loans declined $400,286 or 0.24%. A $1,610,000 or 2.33% drop in commercial loans outstanding was the predominant factor in the gross loans decline. Although year-to-year commercial loan demand has slowed, commercial loan balances were at their highest levels since March 31, 1999, reversing moderate declines during the second and third quarters of 1999. Management has initiated various programs to increase loan production and is optimistic that commercial loan volumes in 2000 will exceed 1999 levels. The programs emphasize utilization of competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Growth in the real estate-construction and consumer portfolios partially mitigated the year-to-year decline in the commercial portfolio. Real estate-construction loans grew $843,000 or 36.37% at December 31, 1999 compared to 1998. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The consumer portfolio grew an appreciable 2.04% or $746,000 since year-end 1998 and, more markedly, 9.14% or $3,125,000 since year-end 1997. Growth in the consumer portfolio is especially welcome, because consumer loans remain the Company's highest yielding interest-earning assets. During the year-earlier period, net loans declined $22,061,720 or 11.81%. The

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


majority, or 79%, of the 1998 drop was attributable to the Alachua divestiture. The remaining decline resulted from overall decreases in commercial loans outstanding at other SEB locations. Loans outstanding are presented by type in the table below:

===================================================================================================
LOANS BY CATEGORY
DECEMBER 31,                                                       1999          1998          1997
===================================================================================================
(IN THOUSANDS)
Commercial, financial, and agricultural                        $ 67,515      $ 69,125      $ 92,587
Real estate - construction                                        3,161         2,318         4,029
Real estate - mortgage                                           59,656        60,035        59,652
Consumer, including credit cards                                 37,312        36,566        34,187
---------------------------------------------------------------------------------------------------
         Loans, gross                                           167,644       168,044       190,455
         Unearned income                                          1,650         3,283         3,632
---------------------------------------------------------------------------------------------------
              Loans, net                                       $165,994      $164,761      $186,823
===================================================================================================

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 1999 and 1998, gross loans secured by real estate totaled approximately $103,170,000 and $105,010,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $22.1 million at December 31, 1999; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

UNEARNED INCOME

Primarily reflecting accounting changes made to comply with new tax legislation, unearned income declined considerably at December 31, 1999 versus the other periods presented. Specifically, effective January 1999, the IRS prohibits the use of any method other than the constant, or level, yield method in computing interest income on short-term consumer loans. Although interest income on most loans has been recognized using the level yield method, interest income on certain loans was recognized using the sum-of-the-months digit method. In general, the posting of loans under the sum-of-the-months digit method created unearned interest balances and accelerated interest income recognition. As no new loans will be booked under the sum-of-the-months digit method and, further, as pre-1999 loans mature or are otherwise redeemed, the interest portion of the unearned balance is expected to wane. Additionally, the change in timing of interest recognition on certain short-term consumer loans lowered interest income by an estimated $135,000 in fiscal 1999 as compared to prior years. More details on the Company's accounting and reporting policies on loans and related income are contained in the footnotes to the Consolidated Financial Statements.

NONPERFORMING ASSETS

Nonperforming loans, a central component of nonperforming assets, aggregated approximately $1,042,000 at year-end 1999, down $204,000 or 16.37% from December 31, 1998. As a percent of net loans, nonperforming loans totaled 0.63% at December 31, 1999 compared to 0.76% and 0.62% at

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


December 31, 1998 and 1997. The bulk, or 92%, of the decline in nonperforming loans since 1998 was attributable to improvements in nonaccrual balances. No reduction in nonaccrual balances has been made for the portion of such loans wholly or partially guaranteed by the U.S. Small Business Administration. For each of the last three years, such guarantees would have reduced nonaccrual balances by $44,000, $84,000, and $68,000. More than 93%, or $972,000, of nonperforming loan balances at year-end 1999 pertained to four separate borrowers; further segregated, $850,000 or 87.45% of total balances pertained to merely two borrowers and 51% to a solo borrower. After jumping $615,000 during the first quarter, foreclosed real estate balances, another component of nonperforming assets, fell $535,000 to $858,000 at December 31, 1999. Approximately 74% of foreclosed real estate balances were derived from funding originally extended to five borrowers; more significantly, $276,000 or 32.20% of total balances applied to a single borrower. Foreclosed real estate balances remained concentrated, overall, in residential real estate at year-end 1999. Loans past due 90 days or more approximated $1,467,000 at December 31, 1999, down moderately from year-end 1998 and 1997 levels. Loans to six separate borrowers comprised 23.24% of loans past due 90 plus days at December 31, 1999; management is unaware of any other material concentrations within these past due balances. Details on a certain group of loans that composed the bulk of the fluctuations in nonperforming asset balances during 1999 are provided in later sections of this Analysis. The table below provides further information about nonperforming assets and loans past due 90 days or more:

====================================================================================
NONPERFORMING ASSETS
DECEMBER 31,                                            1999        1998        1997
====================================================================================
(IN THOUSANDS)
Nonaccrual loans:
         Commercial, financial, and agricultural      $  492      $  622      $  675
         Real estate - construction                       --          --          --
         Real estate - mortgage                          175         240          93
         Consumer, including credit cards                 18          10           7
------------------------------------------------------------------------------------
              Total nonaccrual loans                     685         872         775
Restructured loans(1)                                    357         374         389
------------------------------------------------------------------------------------
              Total nonperforming loans                1,042       1,246       1,164
Foreclosed real estate(2)                                858         778         722
------------------------------------------------------------------------------------
Total nonperforming assets                            $1,900      $2,024      $1,886
------------------------------------------------------------------------------------
Accruing loans past due 90 days or more               $1,467      $1,607      $1,767
====================================================================================

(1) Does not include restructured loans that yield a market rate.
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

All known potential problem loans were included in nonperforming loans for all periods presented except December 31, 1998. Subsequent to year-end 1998, a group of loans, primarily real estate, with principal balances approximating $1,295,000 were recognized as significantly impaired. These particular loans were not substantially past due, and their impairment could not be reasonably measured, at December 31, 1998. During 1999, these problem loans were charged-off in excess of $500,000 to their estimated net realizable values. The real estate collateral underlying the balance, or $758,000, of these loans was acquired by foreclosure and classified as other real estate; through February 15, 2000, $506,000 or 67% of the acquired properties had been sold to third parties. No material losses, if any, are expected on the sale of the remaining other real estate parcels. This group of loans accounted for the majority of the fluctuations, both upward and downward, in nonperforming asset balances during 1999.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Management is diligently pursuing remedies under law in seeking to recover the charge-offs on these loans but deems any material recovery unlikely. Although disturbingly high, the charge-offs recognized on these problem loans did not result in an upward revision of the 1999 budgeted loan loss provision of $1,200,000.

POLICY NOTE. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower's ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) the income on the loan is recognized using the cash versus accrual basis of accounting due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan switched to nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower's financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized.

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. As a percent of net loans, the allowance ratio totaled 1.94% at year-end 1999, down 13 basis points from year-end 1998. The decline in the allowance ratio resulted foremost from charge-off activity in 1999. Net charge-offs totaled $1,383,737, down $144,910 or 9.48% from 1998's
$1,528,647, which was down 12.36% or $215,607 from 1997. Approximately 36% of the 1999 charge-offs were attributable to the problem loans discussed earlier. Management remains discontented with the charge-off trends recognized the last few years, including 1999, and has implemented several long-term strategies to reduce charge-off levels, including: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. Management is optimistic that charge-off volumes in 2000 will decline from 1999 levels. Changes to the allowance as a percent of total nonperforming loans were not significant for the periods presented. The provision provided from income aggregated $1,200,00 in 1999, down $30,000 or 2.44% from 1998. Activity in the allowance is presented in the table on the following page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


===================================================================================================================
ALLOWANCE FOR LOAN LOSSES
YEAR ENDED DECEMBER 31,                                                          1999           1998           1997
===================================================================================================================
(DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of year                               $  3,407       $  3,705       $  3,735
Provision for loan losses                                                       1,200          1,230          1,715
Charge-offs:
         Commercial, financial, and agricultural                                  496            829          1,187
         Real estate - construction                                               351             --             --
         Real estate - mortgage                                                   213            330            202
         Consumer, including credit cards                                         950            802            845
-------------------------------------------------------------------------------------------------------------------
                  Total charge-offs                                             2,010          1,961          2,234
-------------------------------------------------------------------------------------------------------------------
Recoveries:
         Commercial, financial, and agricultural                                  258            117             99
         Real estate - construction                                                --             --             --
         Real estate - mortgage                                                    27             15              6
         Consumer, including credit cards                                         341            301            384
-------------------------------------------------------------------------------------------------------------------
                  Total recoveries                                                626            433            489
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                 1,384          1,528          1,745
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at December 31                                     $  3,223       $  3,407       $  3,705
===================================================================================================================
Net loans outstanding(1) at December 31                                      $165,994       $164,761       $186,823
===================================================================================================================
Average net loans outstanding(1) at December 31                              $163,124       $165,391       $186,174
===================================================================================================================
Ratios:
         Allowance to net loans                                                  1.94%          2.07%          1.98%
===================================================================================================================
         Net charge-offs to average loans                                        0.85%          0.92%          0.94%
===================================================================================================================
         Provision to average loans                                              0.74%          0.74%          0.92%
===================================================================================================================

(1) Net of unearned income

Management believes the allowance was adequate at December 31, 1999 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management has budgeted a loan loss provision of $1,200,000 in fiscal 2000.

Other Assets

Gross premises and equipment increased $777,800 during 1999. More than 87% of the 1999 expenditures were computer-related; purchases included a loan platform system, upgraded network/branch communication equipment, and down payments on imaging, PC banking, and voice banking systems. The remaining costs associated with the imaging system, payment of which is due at, or prior to, final implementation, are expected to total $350,000. The managerial decision to purchase the imaging system was predicated on the following known benefits:

     o Customer Service. The imaging system will supplement and otherwise enhance existing customer service by providing, on paper or electronic device, compact statements and other documents that are easier to read, store, and reconcile than existing alternatives. The system

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

Implementation of the imaging system has occurred in phases, with partial implementation in December 1999 and full implementation in February 2000.

The remaining costs relative to the PC, or internet, and voice banking systems aggregate approximately $50,000. Like the imaging system, the PC and voice banking systems will augment existing customer service and provide competitive advantages in promoting and selling SEB services. With the voice banking system, customers will be able to obtain certain account balance and other information virtually anytime, anywhere by phone. The PC banking system will serve as an alternative delivery channel for many bank services: Customers will be able to open and monitor accounts on-line, e-mail customer service representatives, and pay bills, all at customer convenience. Commercial customers, particularly those with large transactional volumes, will be able to utilize the bill paying capabilities of the PC banking system as part of cash, or treasury, management. Implementation of both the internet and voice banking systems is planned prior to March 31, 2000.

Other than the remaining amounts due on the imaging, PC, and voice banking systems, the Company had no material plans or commitments for capital expenditures as of December 31, 1999. The computer expenditures made in 1999 were not made because of, and do not constitute costs of, the Year 2000. For particulars on the Company's transition to the Year 2000 and costs adhering to same, refer to the Year 2000 section of this Analysis. During the year-ago period, gross premises and equipment declined $1,012,539 due to the sale of the Alachua County locations; offsetting capital expenditures totaled $805,131. Approximately 59%, or $475,000, of the 1998 expenditures pertained to the construction of a new branch facility for SEB's Nicholls location.

Adjusted for the net additions to foreclosed real estate previously mentioned, other assets grew approximately $1,640,000 or 36% year-to-date. An increase in the deferred tax effects of mark-to-market accounting for investment securities was the dominant factor in the 1999 results. A $54,000 drop in interest receivables negated, marginally, the jump in deferred tax assets. Last year, intangible assets declined due to the elimination of goodwill associated with the Alachua offices. As shown in the Capital Adequacy section of this Analysis, the elimination of the Alachua goodwill had a positive impact on the Company's capital ratios.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 1999, loans(1) and investment securities with carrying values exceeding $47 million and $8 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, comprised 83% of the funding base at December 31, 1999 versus 86% at December 31, 1998. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and Federal Home Loan Bank advances, totaled $5,859,498 at year-end 1999 compared to $816,053 at December 31, 1998. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at December 31, 1999 totaled $3,000,000, of which $1,909,498 was outstanding and $1,090,502 undrawn. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $20,050,000. Additionally, under a line of credit with the Federal Home Loan Bank of Atlanta, the Company can borrow, in total or increments, up to 16% of SEB's total assets; at December 31, 1999, maximum borrowings under this line approximated $54 million. No amounts were drawn against this line at December 31, 1999 or 1998. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, the provision for loan losses, and deferred taxes.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2000, including commitments for capital expenditures as described in the Other Assets section of this Analysis. Refer to the Capital Adequacy section of this Analysis for details on intercompany dividend policy.

(1) No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits declined $2,412,335 or 0.82% at December 31, 1999 compared to 1998. Noninterest-bearing deposits fell $5,590,923 or 9.60%, while interest-bearing deposits climbed $3,178,588 or 1.36%. Interest-bearing deposits comprised 81.86% of total deposits at December 31, 1999, up 177 basis points from December 31, 1998. The distribution of interest-bearing balances at December 31, 1999, 1998, and 1997 is shown in the table below:

===========================================================================================================================
                                                              1999                       1998                        1997
                                             ------------------------------------------------------------------------------
DEPOSITS                                                     PERCENT                    PERCENT                    PERCENT
DECEMBER 31,                                    BALANCES     OF TOTAL     BALANCES      OF TOTAL     BALANCES      OF TOTAL
===========================================================================================================================
(DOLLARS IN THOUSANDS)
Interest-bearing demand deposits(1)            $ 45,569       19.18%      $ 43,617       18.61%      $ 40,983       16.69%
Savings                                          72,348       30.45%        72,883       31.09%        77,645       31.62%
Time certificates < $100,000                     75,251       31.67%        78,409       33.44%        85,059       34.64%
Time certificates >= $100,000                    44,445       18.70%        39,526       16.86%        41,857       17.05%
---------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                $237,613      100.00%      $234,435      100.00%      $245,544      100.00%
===========================================================================================================================

(1) NOW and money market accounts.

In 1998, the Alachua divestiture resulted in a deposit decline exceeding $33,000,000; by year-end 1998, deposit growth in the remaining SEB locations had mitigated approximately 71% of the divestiture decline. Since the introduction of the SMARTSAVER account in March 1996, savings balances have constituted a substantially higher percentage of interest-bearing balances than historical norms,

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


particularly on an average basis. The composition of average deposits and the fluctuations therein at December 31 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

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

The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at December 31, 1999:

==========================================================================================================================
                                                                     REPRICING WITHIN
                                                 ---------------------------------------------------------
                                                                                                      MORE
INTEREST RATE SENSITIVITY                          0 - 3           4 - 12       ONE - FIVE       THAN FIVE
DECEMBER 31, 1999                                  MONTHS          MONTHS            YEARS           YEARS           TOTAL
==========================================================================================================================
(DOLLARS IN THOUSANDS)
INTEREST RATE SENSITIVE ASSETS
  Federal funds sold                           $   2,800                                                         $   2,800
  Securities(1)                                    3,389        $   5,918        $  99,720       $  40,152         149,179
  Loans, gross(2)                                 48,796           17,663           68,531          31,969         166,959
--------------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive assets         54,985           23,581          168,251          72,121         318,938
--------------------------------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVE LIABILITIES

  Deposits(3)                                    149,118           65,730           22,651             114         237,613
  Federal funds purchased                          3,950                                                             3,950
  U.S. Treasury demand note                        1,909                                                             1,909
--------------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive
         liabilities                             154,977           65,730           22,651             114         243,472
--------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                  $ (99,992)       $ (42,149)       $ 145,600       $  72,007       $  75,466
==========================================================================================================================
CUMULATIVE GAP                                 $ (99,992)       $(142,141)       $   3,459       $  75,466
==========================================================================================================================
Ratio of cumulative gap to total
         rate sensitive assets                    (31.35)%         (44.57)%          1.08%          23.66%
==========================================================================================================================
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities           35.48%           35.60%         101.42%         131.00%
==========================================================================================================================
Cumulative gap at December 31, 1998            $ (75,213)       $ (97,301)       $  15,058       $  76,837
==========================================================================================================================
Cumulative gap at December 31, 1997            $ (57,546)       $ (88,526)       $  14,367       $  66,329
==========================================================================================================================

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


As in the prior periods shown, the Company's cumulative gap position remained negative in the short-term repricing intervals at December 31, 1999, totaling $(99,992) at three months and $(142,141) through one year. Certain traditionally nonvolatile NOW and savings balances are included in the cumulative gap calculation; excluding these balances, the cumulative gap at December 31, 1999 totaled $(7,081) at three months and $(49,230) at twelve months. A negative gap position indicates that the Company is liability sensitive, and, hence, its rate sensitive liabilities will reprice faster than its rate sensitive assets. Cash flows available from declines in gross loans, federal funds sold, and other sources in 1999, and also, in 1998, were used to purchase investment securities, principally securities with contractual maturities exceeding one year. Management is committed to reversing the decline in loans outstanding that has necessitated placement of substantial funds in alternative interest-earning assets.

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

(1,2) See notes 1 and 2 on preceding page.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily stockholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a "well-capitalized" institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. The Company is committed to maintaining its well-capitalized status.

Due to the elimination of certain intangible assets, the sale of the Alachua County locations in 1998 did not negatively impact the Company's capital ratios. Capital ratios for the most recent periods are presented in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

==========================================================================================================
CAPITAL RATIOS(1)
DECEMBER 31,                                                        1999             1998             1997
==========================================================================================================
(DOLLARS IN THOUSANDS)
Tier 1 capital:
  Realized stockholders' equity                                $  44,028        $  40,861        $  37,854
  Intangible assets and other adjustments                         (1,309)          (1,486)          (3,075)
----------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                          42,719           39,375           34,779
----------------------------------------------------------------------------------------------------------
Tier 2 capital:
  Portion of allowance for loan losses                             2,278            2,216            2,444
  Allowable long-term debt                                            --               --               --
----------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                           2,278            2,216            2,444
----------------------------------------------------------------------------------------------------------
Total risk-based capital                                       $  44,997        $  41,591        $  37,223
==========================================================================================================
Risk-weighted assets                                           $ 181,326        $ 176,052        $ 194,224
==========================================================================================================
Risk-based ratios:
  Tier 1 capital                                                   23.56%           22.37%           17.91%
==========================================================================================================
  Total risk-based capital                                         24.82%           23.62%           19.16%
==========================================================================================================
  Tier 1 leverage ratio                                            12.57%           11.78%           10.31%
==========================================================================================================
Realized stockholders' equity to assets                            12.82%           12.10%           10.88%
==========================================================================================================

(1) The Company is not subject to the market risk capital guidelines recently adopted by the regulatory authorities; these guidelines created Tier 3 capital.

Book value per share grew $0.89 or 7.80% during 1999 to $12.30 at year-end 1999. Dividends declared rose $0.08 1/3 per share to $0.47 in 1999, up 21.55% from 1998. For specifics on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, fell $3,163,551 since year-end 1998. Movement in interest rates remained the overriding factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Refer to the Other Assets and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. In both 1999 and 1998, SEB paid approximately $2.2 million in dividends to the Company without such prior approval. The amount of cash dividends available from SEB for payment in 2000 without similar approval is approximately $2,462,000. The Company uses dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay regular cash dividends.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Net income totaled $4,849,165 in 1999, up $456,567 or 10.39% from 1998, which was down $329,297 or 6.97% from 1997. On a per share basis, net income grew to $1.35 in 1999 from $1.23 and $1.32 in 1998 and 1997. Likewise, the return on beginning equity increased 27 basis points to 11.87% in 1999 from 11.60% in 1998. The most significant factor affecting comparative results was a $457,823 nonrecurring after-tax loss on the sale of the central Florida locations in 1998. The effects of the Alachua divestiture on the Company's financial position and results of operations, including the nonrecurring tax effects, were anticipated by management and represented a long-term strategic move to enable the Company to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets. The return on average assets for each of the last three years totaled 1.43%, 1.35%, and 1.40%. Factors impacting noninterest income/expense and net interest income results are further discussed in the next two subsections of this Analysis.

Net Interest Income

Net interest income declined $132,598 or 0.87% in 1999 compared to 1998. Similarly, the net interest margin and net interest spread fell to 4.97% and 3.88%, respectively, from 5.19% and 4.00% in 1998. A continuing drop in average balances and yields on commercial loans was the key element in the 1999 decline. Cash flows from declines in loans and other sources in 1999, and also, in 1998, were placed in investment securities which yield, on average, considerably less than loans of the same duration. As noted in the Loan section of this Analysis, recent tax legislation has necessitated changes in the way the Company recognizes interest income on certain short-term consumer loans; the change in income recognition has effectively lowered the yield on these consumer loans, thereby reducing income results on a same loan basis. The decline in consumer yields was largely mitigated by volume increases in consumer balances during 1999 compared to 1998.

The overall decline in interest earnings on assets which resulted from drops in average balances, yields, or a combination thereof, was partially offset by a 42 basis point decrease in cost of funds. Management, through its Asset/Liability Committee, has aggressively sought repricing opportunities for deposits, particularly in certain Georgia markets. As discussed in prior filings, interest margins and spreads will almost certainly continue to narrow as the Company continues to face intense competition for loans and deposit dollars from other banks and credit unions in virtually all its markets. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding include a) utilization of more competitive pricing on loan products and b) development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Because of the rising rate environment currently propelled by the Federal Reserve, management expects cost of funds and corresponding interest expense to increase in 2000. Net interest income declined $1,174,412 or 7.16% in 1998 compared to 1997. Approximately 60% of the 1998 decline was attributable to the sale of the Alachua offices. Most of the remaining decline resulted from a substantial drop in average commercial loans outstanding at other SEB locations. The table on the next page provides comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities in 1999, 1998, and 1997.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


====================================================================================================================================
                                                         1999                          1998                          1997
                                           -----------------------------------------------------------------------------------------
AVERAGE BALANCES(5)                           AVERAGE   INCOME/  YIELDS/    AVERAGE   INCOME/  YIELDS/    AVERAGE   INCOME/  YIELDS/
YEAR ENDED DECEMBER 31,                      BALANCES   EXPENSE    RATES   BALANCES   EXPENSE   RATES    BALANCES   EXPENSE   RATES
====================================================================================================================================
(Dollars in thousands)
ASSETS
Cash and due from banks                       $12,379                       $11,859                       $13,229
Interest-earning assets:
    Loans, net(1), (2), (3)                   163,124   $17,160   10.52%    165,391   $18,557  11.22%     186,174   $20,866  11.21%
    Federal funds sold                          6,813       325    4.77%     13,573       727   5.37%      15,571       842   5.42%
    Taxable investment securities             122,786     7,289    5.96%    105,575     6,398   6.08%      89,508     5,552   6.22%
    Tax-exempt investment securities(3)        24,880     1,923    7.73%     20,304     1,597   7.87%      19,107     1,668   8.73%
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets        317,603    26,697    8.42%    304,843    27,279   8.96%     310,360    28,928   9.33%
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                      (3,197)                       (3,924)                       (3,727)
Premises and equipment, net                     6,632                         6,790                         8,062
Intangible and other assets                     7,214                         6,680                         8,610
Unrealized (losses) gains on
   investment securities                       (1,512)                          246                          (401)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                       $339,119                      $326,494                      $336,133
====================================================================================================================================

LIABILITIES AND
   STOCKHOLDERS' EQUITY
Noninterest-bearing deposits                  $54,438                       $51,783                       $53,005
Interest-bearing liabilities:
    Interest-bearing demand deposits(4)        43,510   $ 1,218    2.80%     40,310   $ 1,208   3.00%      42,766   $ 1,237   2.89%
    Savings                                    74,495     2,974    3.99%     73,330     3,313   4.52%      72,453     3,296   4.55%
    Time deposits                             120,523     6,641    5.51%    116,865     6,900   5.90%     126,295     7,284   5.77%
    Federal funds purchased                       553        30    5.35%         --                            --
    U. S. Treasury demand note                    828        39    4.75%        924        51   5.52%       1,269        66   5.20%
    Note payable                                   --                            --                           553        41   7.48%
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities   239,909    10,902    4.54%    231,429    11,472   4.96%     243,336    11,924   4.90%
------------------------------------------------------------------------------------------------------------------------------------
Other liabilities                               3,154                         3,667                         3,834
Realized stockholders' equity                  42,616                        39,453                        36,223
Unrealized (losses) gains on
   investment securities, net of tax             (998)                          162                          (265)
------------------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY             $339,119                      $326,494                      $336,133
====================================================================================================================================
Excess of interest-earning assets
    over interest-bearing liabilities         $77,694                       $73,414                       $67,024
====================================================================================================================================
INTEREST RATE SPREAD                                               3.88%                        4.00%                         4.43%
====================================================================================================================================
NET INTEREST INCOME                                     $15,795                       $15,807                       $17,004
====================================================================================================================================
NET INTEREST MARGIN                                                4.97%                        5.19%                         5.48%
====================================================================================================================================

(1) Average loans are shown net of unearned income. Nonperforming loans are included.
(2) Interest income includes loan fees of approximately $895,00, $977,000, and $1,074,000 in 1999, 1998 and 1997.
(3) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $711,000, and $591,000, and $613,00 in 1999, 1998 and 1997. No
    adjustment has been made for any state tax benefits.
(4) NOW and money market accounts.
(5) Averages presented generally represent average daily balances.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Noninterest Income and Expense

Excluding the pre-tax gain of $101,908 recognized on the sale of the Alachua offices in 1998, noninterest income grew $142,274 or 4.28% in 1999 compared to 1998. An $85,194 or 3.47% improvement in service charges on deposit accounts and a $47,238 or 5.39% increase in other operating income were the main elements in the 1999 results. By type and amount, the chief components of other operating income in 1999 were mortgage origination fees, $159,846; commissions on the sale of credit life insurance (generated by SEB), $194,733; safe deposit box rentals, $75,128; and income on sale of check products, $75,767. Combined, these four income items comprised 54.77% of other operating income in 1999. Salaries and employee benefits declined $53,019 in 1999. The vast majority, or 84.66%, of employee expenses were vested in salaries and other direct compensation, including related payroll taxes, in 1999. Profit-sharing accruals and other fringe benefits composed the remaining 7.22% and 8.12% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 1999. The 6.91% or $119,110 increase in net occupancy and equipment expense since 1998 derived almost exclusively from higher computer costs. The Company began leasing new operating system hardware in the 1998 second quarter; the newly leased hardware replaced a hardware system owned by the Company that was fully depreciated. Because replacement of the operating system hardware was not accelerated due to Year 2000 issues, the new lease amounts are not being disclosed as Year 2000 costs. Refer to the separate disclosures provided under Year 2000 for further details. Other operating expenses increased $77,993 or 2.73% in 1999. A net loss on sales of other real estate was the primary factor in the 1999 results. No individual component of other operating expenses aggregated or exceeded 10% of the total in 1999 or 1998. Omitting the pre-tax gain on the sale of the central Florida locations, noninterest income declined $584,420 or 14.94% in 1998 compared to 1997. Likewise, noninterest expense fell $1,376,891 or 11.71%. Except for increases in other operating income attributable to mortgage origination fees, virtually all of the fluctuation in noninterest income and expense during 1998 was due to the sale of the Alachua County branches and the elimination of the corresponding income and expenses that accrued to those locations.

YEAR 2000

Information technology products and equipment were expected to experience miscalculations, malfunctions, or disruptions when attempting to process information containing dates subsequent to December 31, 1999, if not successfully remediated. These potential problems were collectively referred to as the "Year 2000" problem. Over the past several years, the Company developed and implemented a plan to address the anticipated impacts of the Year 2000 problem on its data processing systems, non-information technology systems, and related infrastructure. The Company surveyed selected third parties, including major loan customers, vendors, and suppliers, to determine the status of their Year 2000 compliance programs. Additionally, the Company prepared contingency plans outlining procedures to be implemented if the Company or significant third parties experienced disruptions to critical business activities as a result of the Year 2000 problem.

The Company successfully completed its transition to the Year 2000 with no impact on the Company's results of operations or financial condition other than the cost of the project. In addition, the Company is unaware of any significant third party relationships which were negatively impacted by their lack of Year 2000 readiness. However, given the many elements and potential consequences associated with Year 2000 compliance, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Costs

Except for overhead costs associated with staff development & implementation of its Year 2000 plan and replacement of one non-critical system at a cost of approximately $5,000, the Company did not, in 1999 or prior years incur, and does not in 2000 expect to incur, any significant costs related to the Year 2000 issue. The Company began leasing new operating system hardware in 1998; the newly leased hardware replaced a hardware system owned by the Company that was fully depreciated. Because replacement of the operating system hardware was not accelerated due to Year 2000 issues, the new lease amounts are not being disclosed as Year 2000 costs. The Company has not incurred any incremental Year 2000 costs in regards to its main software system.

For further information regarding Year 2000 matters, refer to the disclosures under Forward-Looking Statements.

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

Effective January 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking and insurance services to individual, commercial, and government customers. Because the Company views SEB as one versus multiple segments for financial reporting purposes, no segmentation of bank operations between services, types of customers, and market areas is provided. Additionally, because SBCF did not have a significant impact on the Company's financial condition or results of operations in 1999 or 1998, no segment information is provided for the Company's insurance business at December 31, 1999 or 1998. Parent Company only financial information is provided in Note 13 to the Consolidated Financial Statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The transition provision of SFAS 133 permit a one-time transfer of debt securities categorized as held-to-maturity into the available-for-sale category without calling into question the entity's intent to hold other debt securities to maturity in the future. Because the Company has not historically entered into derivative contracts either to hedge existing risks or for speculative purposes, adoption of SFAS 133 is not expected to have a material impact on the Consolidated Financial Statements.

Various other accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives have made, and may continue to make, various written or oral forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and reports to shareholders. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will," "should," and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements in light of new information or future events.

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

     o Unforeseen circumstances affecting Year 2000 compliance by the Company and its vendors, suppliers, and loan customers.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this Item commences on page 32. Selected Statistical Information begins on page 24. Both the financial statements and statistical information presented should be read in conjuction with the accompanying management discussion of Southeastern Banking Corporation and subsidiaries.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The average balances table included in the Operations section of Part II, Item 7 provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 1999 and 1998.


===============================================================================================================
                                                1999 COMPARED TO 1998              1998 COMPARED TO 1997
                                               INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
INTEREST                                -----------------------------------------------------------------------
DIFFERENTIAL(1)                             VOLUME        RATE         NET      VOLUME       RATE         NET
-===============================================================================================================
(IN THOUSANDS)
INTEREST INCOME
Loans(2,3)                                   $ (252)    $(1,145)    $(1,397)    $(2,332)     $  23     $(2,309)
Federal funds sold                             (329)        (73)       (402)       (107)        (8)       (115)
Taxable investment securities                 1,020        (129)        891         976       (130)        846
Tax-exempt investment securities(3)             353         (27)        326         100       (171)        (71)
---------------------------------------------------------------------------------------------------------------
  Total interest income                         792      (1,374)       (582)     (1,363)      (286)     (1,649)
---------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest-bearing demand deposits(4)              59         (49)         10         (73)        44         (29)
Savings                                          54        (393)       (339)         40        (23)         17
Time deposits                                   229        (488)       (259)       (554)       170        (384)
Federal funds purchased(5)                       30          --          30          --         --          --
U. S. Treasury demand note                       (5)         (7)        (12)        (19)         4         (15)
Note payable(5)                                  --          --          --         (41)        --         (41)
---------------------------------------------------------------------------------------------------------------
  Total interest expense                        367        (937)       (570)       (647)       195        (452)
---------------------------------------------------------------------------------------------------------------
NET CHANGE IN NET INTEREST INCOME             $ 425      $ (437)      $ (12)     $ (716)    $ (481)    $(1,197)
===============================================================================================================

(1) Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate\volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
(2) Includes loan fees. See the average balances table included in the Operations section of Part II, Item 7 for more details.
(3) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
(4) NOW and money market accounts.
(5) The entire change in net interest income attributable to the Company's borrowings under federal funds line of credit and early redemption of the term loan have been allocated to the change in volume.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

INVESTMENT SECURITIES

Investment securities available-for sale (carried at estimated fair value) and held-to-maturity (carried at amortized cost) for each of the last three years are presented in the table below. The maturity distribution of these securities and their weighted average yields are presented in an additional table on the next page.

=======================================================================================================
INVESTMENT SECURITIES BY CATEGORY                AMORTIZED         FAIR     UNREALIZED      UNREALIZED
AT DECEMBER 31,                                       COST        VALUE          GAINS          LOSSES
=======================================================================================================
(IN THOUSANDS)
AVAILABLE-FOR-SALE
     U. S. Treasury and
        U.S. Government agencies
           1999                                   $ 98,408     $ 95,151          $   7          $3,264
           1998                                     86,656       87,115            483              24
           1997                                     81,730       81,760            195             165

     Mortgage-backed securities
           1999                                     22,753       21,655              9           1,107
           1998                                     21,171       21,150             33              54
           1997                                      6,520        6,513             33              40

     Equity securities
           1999                                      1,088        1,088              -               -
           1998                                        893          893              -               -
           1997                                      1,050        1,050              -               -

-------------------------------------------------------------------------------------------------------
        Total available-for-sale
           1999                                    122,249      117,894             16           4,371
           1998                                    108,720      109,158            516              78
           1997                                     89,300       89,323            228             205

HELD-TO-MATURITY
     States and political subdivisions
           1999                                     28,018       27,476            250             792
           1998                                     23,873       24,947          1,074               -
           1997                                     19,349       20,158            818               9

-------------------------------------------------------------------------------------------------------
         Total investment securities
           1999                                   $150,267     $145,370         $  266          $5,163
           1998                                    132,593      134,105          1,590              78
           1997                                    108,649      109,481          1,046             214
=======================================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION


The distribution of maturities and the weighted average yields of debt securities at December 31, 1999 are shown in the table below:

===========================================================================================================
MATURITY DISTRIBUTION
OF INVESTMENT SECURITIES                     1 YEAR          1 - 5        5 - 10     AFTER 10
DECEMBER 31, 1999                           OR LESS          YEARS         YEARS        YEARS         TOTAL
===========================================================================================================
(DOLLARS IN THOUSANDS)
DISTRIBUTION OF MATURITIES
      AMORTIZED COST:
      U.S. Treasury and
          U.S. Government agencies          $ 5,494       $ 79,678       $12,996      $   240      $ 98,408
      Mortgage-backed securities(1)             266         14,399         8,088            -        22,753
      States and political subdivisions       2,720          6,470         7,018       11,810        28,018
------------------------------------------------------------------------------------------------------------
          Total debt securities             $ 8,480       $100,547       $28,102      $12,050      $149,179
============================================================================================================

      FAIR VALUE:
      U.S. Treasury and
          U.S. Government agencies          $ 5,488        $77,226      $ 12,231      $   206      $ 95,151
      Mortgage-backed securities(1)             267         13,805         7,583            -        21,655
      States and political subdivisions       2,723          6,474         7,046       11,233        27,476
------------------------------------------------------------------------------------------------------------
          Total debt securities             $ 8,478        $97,505      $ 26,860      $11,439      $144,282
============================================================================================================

      WEIGHTED AVERAGE YIELD:
      U.S. Treasury and
          U.S. Government agencies             5.79%         5.88%         6.09%        5.00%          5.90%
      Mortgage-backed securities(1)            6.39%         6.02%         6.15%          --           6.07%
      States and political subdivisions(2)     7.88%         7.51%         7.95%        7.27%          7.55%
------------------------------------------------------------------------------------------------------------
          Total debt securities                6.48%         6.00%         6.57%        7.22%          6.24%
============================================================================================================

(1) Distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms.
(2) The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rule of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

The Company had no investments in the obligations of any state or municipality which exceded 10% of stockholders' equity at December 31, 1999.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

LOANS

Loans outstanding are presented by type below:

================================================================================================================
LOANS BY CATEGORY
AT DECEMBER 31,                                   1999          1998           1997          1996          1995
================================================================================================================
(IN THOUSANDS)
Commercial, financial, and agricultural       $ 67,515      $ 69,125       $ 92,587      $ 88,899      $ 76,453
Real estate - construction                       3,161         2,318          4,029         3,416         6,260
Real estate - mortgage                          59,656        60,035         59,652        59,515        53,509
Consumer, including credit cards                37,312        36,566         34,187        35,550        33,006
----------------------------------------------------------------------------------------------------------------
      Loans, gross                             167,644       168,044        190,455       187,380       169,228
      Unearned income                            1,650         3,283          3,632         3,641         3,843
----------------------------------------------------------------------------------------------------------------
               Loans, net                     $165,994      $164,761       $186,823      $183,739      $165,385
================================================================================================================

The amount of certain gross loans outstanding at December 31, 1999, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below:

=====================================================================================================================
                                                                             REMAINING MATURITIES OF SELECTED LOANS
                                                                           ------------------------------------------
LOAN MATURITY AND                                                                                               MORE
INTEREST RATE SENSITIVITY                                                       WITHIN     ONE - FIVE      THAN FIVE
DECEMBER 31, 1999                                                 TOTAL       ONE YEAR          YEARS          YEARS
=====================================================================================================================
(IN THOUSANDS)
LOAN MATURITY
Commercial, financial, and agricultural(1)                      $67,023        $21,924        $31,853        $13,246
Real estate - construction                                        3,161          2,344            380            437
---------------------------------------------------------------------------------------------------------------------
      Total                                                     $70,184        $24,268        $32,233        $13,683
=====================================================================================================================

INTEREST RATE SENSITIVITY
Selected loans with:
  Predetermined interest rates                                                                $21,694        $ 6,863
  Floating or adjustable interest rates                                                        10,539          6,820
---------------------------------------------------------------------------------------------------------------------
      Total                                                                                   $32,233        $13,683
=====================================================================================================================

(1) Excludes nonaccrual loans totaling approximately $492.

The above maturity schedule is not necessarily indicative of future prncipal reductions since each loan is evaluated at maturity and, in many instances, is renewed in part or in total.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

NONPERFORMING ASSETS

Nonperforming assets for each of the last five years are presented in the table below:

==========================================================================================================
NONPERFORMING ASSETS
AT DECEMBER 31,                                     1999        1998        1997         1996        1995
==========================================================================================================
(DOLLARS IN THOUSANDS)
Nonaccrual loans                                  $  685      $  872      $  775       $  686      $  632
Restructured loans(1)                                357         374         389          418           -
----------------------------------------------------------------------------------------------------------
     Total nonperforming loans                     1,042       1,246       1,164        1,104         632

Foreclosed real estate(2)                            858         778         722          726       1,393
----------------------------------------------------------------------------------------------------------
     Total nonperforming assets                   $1,900      $2,024      $1,886       $1,830      $2,025
==========================================================================================================
Accruing loans past due 90 days or more           $1,467      $1,607      $1,767       $1,100      $1,245
==========================================================================================================
Ratios:

     Nonperforming loans to net loans              0.63%       0.76%       0.62%        0.60%       0.38%
==========================================================================================================
     Nonperforming assets to net loans
         plus foreclosed real estate               1.14%       1.22%       1.01%        0.99%       1.21%
==========================================================================================================

(1) Does not include restructured loans that yield a market rate.
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

The Company's nonperforming loans and assets for the three years ended December 31, 1999 are discussed and policies pertaining to same are delineated in the Loan section of Part II, Item 7 (management discussion); accordingly, the discussion below is limited to nonperforming asset levels at year-end 1996 and 1995 unless otherwise indicated:

a) Unrecognized income on nonaccrual and restructured loans totaled approximately $114,000, $49,000, $143,000, $71,000 and 137,000 in 1999,
     1998, 1997, 1996, and 1995.
b) All known potential problems loans were included in nonperforming loans at December 31, 1995. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximatelY $1,400,000; subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values.
c) The Company had no concentration of loans to borrowers engaged in any single industry that exceed 10% of total loans at year-end 1996 and 1995.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Activity in the allowance for each of the last five years is presented in the table below:

===============================================================================================================
ALLOWANCE FOR LOAN LOSSES
YEAR ENDED DECEMBER 31,                                   1999         1998        1997        1996        1995
===============================================================================================================
(DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of year        $  3,407     $  3,705    $  3,735    $  3,532    $  3,257
Allowance of purchased bank
Provision for loan losses                                1,200        1,230       1,715       1,475       1,200
Charge-offs:
          Commercial, financial, and agricultural          496          829       1,187         996         752
          Real estate - construction                       351            -           -           -           -
          Real estate - mortgage                           213          330         202         167         135
          Consumer, including credit cards                 950          802         845         791         589
----------------------------------------------------------------------------------------------------------------
                    Total charge-offs                    2,010        1,961       2,234       1,954       1,476
----------------------------------------------------------------------------------------------------------------
Recoveries:
          Commercial, financial, and agricultural          258          117          99         388         156
          Real estate - construction                         -            -           -           -           -
          Real estate - mortgage                            27           15           6          16          34
          Consumer, including credit cards                 341          301         384         278         361
----------------------------------------------------------------------------------------------------------------
                    Total recoveries                       626          433         489         682         551
----------------------------------------------------------------------------------------------------------------
Net charge-offs                                          1,384        1,528       1,745       1,272         925
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses at December 31              $  3,223     $  3,407    $  3,705    $  3,735    $  3,532
==================================================================================================================
Net loans outstanding(1) at December 31               $165,994     $164,761    $186,823    $183,739    $165,385
==================================================================================================================
Average loans outstanding at December 31              $163,124     $165,391    $186,174    $177,522    $160,679
==================================================================================================================
Ratios:
          Allowance to net loans                         1.94%        2.07%       1.98%       2.03%       2.14%
==================================================================================================================
          Net charge-offs to average loans               0.85%        0.92%       0.94%       0.72%       0.58%
==================================================================================================================
          Provision to average loans                     0.74%        0.74%       0.92%       0.83%       0.75%
==================================================================================================================
          Recoveries to total charge-offs               31.14%       22.08%      21.89%      34.90%      37.33%
==================================================================================================================

(1) Net of unearned income.

See the table on the next page and the accompanying management discussion for additional information on the allowance for loan losses.

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necesary to absorb potential losses within the loan categories summarized in the table below:

=========================================================================================================
ALLOCATION OF ALLOWANCE
FOR LOAN LOSSES
AT DECEMBER 31,                                 1999         1998         1997         1996         1995
=========================================================================================================
(DOLLARS IN THOUSANDS)
ALLOCATION OF ALLOWANCE
  BY LOAN CATEGORY
Commercial, financial, and agricultural       $1,286       $1,135       $1,132       $1,217       $1,236
Real estate - construction                       117            -            -            -           71
Real estate - mortgage                           651          861          368          589          353
Consumer, including credit cards                 675          678          553          394          706
Unallocated                                      494          733        1,652        1,535        1,166
---------------------------------------------------------------------------------------------------------
    Total                                     $3,223       $3,407       $3,705       $3,735       $3,532
=========================================================================================================

ALLOCATION OF ALLOWANCE
   AS A PERCENT OF TOTAL ALLOWANCE
Commercial, financial, and agricultural          40%          33%          30%          33%          35%
Real estate - construction                        4%                -            -            -       2%
Real estate - mortgage                           20%          25%          10%          16%          10%
Consumer, including credit cards                 21%          20%          15%          10%          20%
Unallocated                                      15%          22%          45%          41%          33%
---------------------------------------------------------------------------------------------------------
    Total                                       100%         100%         100%         100%         100%
=========================================================================================================

YEAR-END LOAN CATEGORIES AS
   A PERCENT OF TOTAL LOANS
Commercial, financial, and agricultural          40%          41%          49%          47%          45%
Real estate - construction                        2%           1%           2%           2%           4%
Real estate - mortgage                           36%          36%          31%          32%          32%
Consumer, including credit cards                 22%          22%          18%          19%          19%
---------------------------------------------------------------------------------------------------------
    Total                                       100%         100%         100%         100%         100%
=========================================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                        SELECTED STATISTICAL INFORMATION

DEPOSITS

The average balances table included in the Operations section of Part II, Item 7 provides detailed information about income/expense and rates paid on deposits for the three most recent years. The composition of average deposits for these same periods is shown below:

--------------------------------------------------------------------------------------------------------------
                                                      BALANCES                        PERCENT OF TOTAL
COMPOSITION OF AVERAGE DEPOSITS          ---------------------------------  ----------------------------------
YEAR ENDED DECEMBER 31,                      1999        1998       1997         1999       1998         1997
--------------------------------------------------------------------------  ----------------------------------
(DOLLARS IN THOUSANDS)
Noninterest-bearing deposits             $ 54,438    $ 51,783   $ 53,005       18.58%     18.34%       18.00%
Interest-bearing demand deposits           43,510      40,310     42,766       14.85%     14.28%       14.52%
Savings                                    74,495      73,330     72,453       25.43%     25.98%       24.60%
Time deposits                             120,523     116,865    126,295       41.14%     41.40%       42.88%
--------------------------------------------------------------------------  ----------------------------------
    Total                                $292,966    $282,288   $294,519      100.00%    100.00%      100.00%
==============================================================================================================


The maturities of certificates of deposit totaling $100,000 or more at year-end 1999 are presented below:

==============================================================================================================
MATURITIES OF CERTIFICATES
OF DEPOSIT OF $100,000 OR MORE                                                                   CERTIFICATES
DECEMBER 31, 1999                                                                                  OF DEPOSIT
==============================================================================================================
(IN THOUSANDS)
Months to maturity:
    3 or less                                                                                         $11,418
    Over 3 through 6                                                                                   11,291
    Over 6 through 12                                                                                  17,087
    Over 12                                                                                             4,649
--------------------------------------------------------------------------------------------------------------
       Total                                                                                          $44,445
==============================================================================================================


SELECTED RATIOS FOR MEASUREMENT OF NET INCOME AND EQUITY

Selected ratios for the measurement of net income and equity are presented below:

==============================================================================================================
RETURN ON EQUITY AND ASSETS
YEAR ENDED DECEMBER 31,(1)                                                       1999       1998         1997
--------------------------------------------------------------------------------------------------------------
Return on average assets                                                        1.43%      1.35%        1.40%
Return on average equity                                                       11.38%     11.13%       13.04%
Dividend payout ratio                                                          34.71%     31.53%       24.26%
Average equity to average assets ratio                                         12.53%     12.09%       10.77%
==============================================================================================================

(1) These ratios exclude the effects of mark-to-market accounting for investment securities.

INDEPENDENT AUDITORS' REPORT


The Shareholders
Southeastern Banking Corporation
Darien, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Banking Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of income, stockholders' equity and cash flows of Southeastern Banking Corporation and subsidiaries for the year ended December 31, 1997 were audited by Bricker & Melton, P.A., whose practice has been combined with our Firm and whose report dated January 30, 1998 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southeastern Banking Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                  /s/ BDO SEIDMAN, LLP
                                                  --------------------
                                                      BDO SEIDMAN, LLP
January 27, 2000
Atlanta, Georgia

                        SOUTHEASTERN BANKING CORPORATION

                           CONSOLIDATED BALANCE SHEETS


DECEMBER 31,                                                                                       1999                1998
===========================================================================================================================
ASSETS

Cash and due from banks, including reserve requirements of approximately
   $4,806,000 and $3,899,000 at December 31, 1999 and 1998                                $  14,016,035       $  14,464,719
Federal funds sold                                                                            2,800,000          15,670,000
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                    16,816,035          30,134,719

Investment securities
   Held-to-maturity (market value of approximately $27,476,000 and
     $24,948,000 at December 31, 1999 and 1998)                                              28,017,607          23,873,246
   Available-for-sale, at market value                                                      117,893,972         109,157,838
---------------------------------------------------------------------------------------------------------------------------
Total investment securities                                                                 145,911,579         133,031,084

Loans, gross                                                                                167,644,071         168,044,357
   Unearned income                                                                           (1,649,960)         (3,283,218)
   Allowance for loan losses                                                                 (3,222,889)         (3,406,626)
---------------------------------------------------------------------------------------------------------------------------
Loans, net                                                                                  162,771,222         161,354,513

Premises and equipment, net                                                                   6,708,814           6,603,948
Intangible assets                                                                             1,286,284           1,477,007
Other assets                                                                                  7,050,954           5,332,061
---------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $ 340,544,888       $ 337,933,332
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Noninterest-bearing deposits                                                           $  52,670,994       $  58,261,917
   Interest-bearing deposits                                                                237,613,267         234,434,679
---------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                              290,284,261         292,696,596

Federal funds purchased                                                                       3,950,000                  --
U.S. Treasury demand note                                                                     1,909,498             816,053
Other liabilities                                                                             3,248,193           3,270,386
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           299,391,952         296,783,035
---------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 15 and 16)

STOCKHOLDERS' EQUITY
   Common stock - $1.25 par value; authorized 10,000,000 shares; issued and
     outstanding 3,580,797 shares                                                             4,475,996           4,475,996
   Additional paid-in capital                                                                 1,391,723           1,391,723
   Retained earnings                                                                         38,159,815          34,993,625
---------------------------------------------------------------------------------------------------------------------------
Realized stockholders' equity                                                                44,027,534          40,861,344
Accumulated other comprehensive income - unrealized (losses) gains on
   investment securities, net of tax                                                         (2,874,598)            288,953
---------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   41,152,936          41,150,297
---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 340,544,888       $ 337,933,332
===========================================================================================================================
                                                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                         1999              1998               1997
==========================================================================================================
INTEREST INCOME
  Loans, including fees                                  $ 17,100,365      $ 18,503,237       $ 20,817,146
  Federal funds sold                                          324,889           726,587            842,405
  Investment securities
     Taxable                                                7,288,849         6,398,453          5,551,514
     Tax-exempt                                             1,271,925         1,059,488          1,104,117
----------------------------------------------------------------------------------------------------------
Total interest income                                      25,986,028        26,687,765         28,315,182
----------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
  Deposits                                                 10,832,888        11,420,446         11,816,802
  Federal funds purchased                                      29,578                --                 --
  U.S. Treasury demand note                                    39,345            50,504             65,814
  Note payable to bank                                             --                --             41,339
----------------------------------------------------------------------------------------------------------
Total interest expense                                     10,901,811        11,470,950         11,923,955
----------------------------------------------------------------------------------------------------------
Net interest income                                        15,084,217        15,216,815         16,391,227

PROVISION FOR LOAN LOSSES                                   1,200,000         1,230,000          1,715,000
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        13,884,217        13,986,815         14,676,227
----------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit accounts                       2,542,076         2,456,882          3,063,898
  Gain on sale of branches before tax provision of
    $559,731                                                       --           101,908                 --
  Investment securities gains (losses), net                     3,738            (6,104)            51,176
  Other operating income                                      922,965           875,727            795,851
----------------------------------------------------------------------------------------------------------
Total noninterest income                                    3,468,779         3,428,413          3,910,925
----------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                            5,747,257         5,800,276          6,327,730
  Occupancy and equipment, net                              1,843,734         1,724,624          2,085,659
  Other operating expense                                   2,930,002         2,852,009          3,340,411
----------------------------------------------------------------------------------------------------------
Total noninterest expense                                  10,520,993        10,376,909         11,753,800
----------------------------------------------------------------------------------------------------------
Income before income tax expense                            6,832,003         7,038,319          6,833,352

INCOME TAX EXPENSE                                          1,982,838         2,645,721          2,111,457
----------------------------------------------------------------------------------------------------------
NET INCOME                                               $  4,849,165      $  4,392,598       $  4,721,895
==========================================================================================================
BASIC EARNINGS PER COMMON SHARE                          $       1.35      $       1.23       $       1.32
==========================================================================================================
                                              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                     ACCUMULATED
                                                                 ADDITIONAL                                OTHER
                                                   COMMON           PAID-IN           RETAINED     COMPREHENSIVE
                                                    STOCK           CAPITAL           EARNINGS            INCOME              TOTAL
===================================================================================================================================
BALANCE, DECEMBER 31, 1996                   $  4,475,996      $  1,391,723      $ 28,409,683       $   (273,775)      $ 34,003,627

Comprehensive income:
   Net income                                          --                --         4,721,895                 --          4,721,895
   Other comprehensive income, net of
     tax effect of $148,688:
       Change in unrealized gains
         (losses) on available-for-sale
         securities                                    --                --                --            288,633            288,633
                                                                                                                       ------------
Comprehensive income                                                                                                      5,010,528
                                                                                                                       ------------
Cash dividends declared
   ($.32 per share)                                    --                --        (1,145,498)                --         (1,145,498)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                      4,475,996         1,391,723        31,986,080             14,858         37,868,657

Comprehensive income:
   Net income                                          --                --         4,392,598                 --          4,392,598
   Other comprehensive income, net of
     tax effect of $141,200:
       Change in unrealized gains
         (losses) on available-for-sale
         securities                                    --                --                --            274,095            274,095
                                                                                                                       ------------
Comprehensive income                                                                                                      4,666,693
                                                                                                                       ------------
Cash dividends declared
   ($.38 2/3 per share)                                --                --        (1,385,053)                --         (1,385,053)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                      4,475,996         1,391,723        34,993,625            288,953         41,150,297

Comprehensive income:
   Net income                                          --                --         4,849,165                 --          4,849,165
   Other comprehensive income, net of
     tax effect of $1,629,709:
       Change in unrealized gains
         (losses) on available-for-sale
         securities                                    --                --                --         (3,163,551)        (3,163,551)
                                                                                                                       ------------
Comprehensive income                                                                                                      1,685,614
                                                                                                                       ------------
Cash dividends declared
   ($.47 per share)                                    --                --        (1,682,975)                --         (1,682,975)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                   $  4,475,996      $  1,391,723      $ 38,159,815       $ (2,874,598)      $ 41,152,936
===================================================================================================================================
                                                                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                             1999               1998               1997
===============================================================================================================
OPERATING ACTIVITIES
  Net income                                                 $  4,849,165       $  4,392,598       $  4,721,895
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                1,200,000          1,230,000          1,715,000
       Depreciation                                               843,258            845,705          1,035,637
       Amortization and accretion, net                            249,835            204,500            290,042
       Deferred income tax expense                                 49,101             76,345             30,352
       Investment securities (gains) losses, net                   (3,738)             6,104            (51,176)
       Net losses (gains) on sales of other real estate            44,013            (66,275)           (77,817)
       Gain on sale of branches before tax provision                   --           (101,908)                --
       Changes in assets and liabilities:
         (Increase) decrease in other assets                      (77,500)            36,990           (175,293)
         Increase (decrease) in other liabilities                  37,606           (569,788)          (352,847)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                       7,191,740          6,054,271          7,135,793
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturities of investment securities:
     Held-to-maturity                                           2,205,200          3,720,800          4,856,850
     Available-for-sale                                        49,793,188         66,754,681         39,043,285
  Proceeds from sales of investment securities:
     Available-for-sale                                         1,001,562          4,992,122             32,299
  Proceeds from sales of other real estate                        761,018            572,752            627,669
  Purchases of investment securities:
     Held-to-maturity                                          (6,371,457)        (8,264,361)        (1,881,214)
     Available-for-sale                                       (64,357,623)       (91,161,927)       (44,318,306)
  Net (increase) decrease in loans                             (3,652,848)         2,534,445         (5,495,466)
  Capital expenditures, net                                      (777,800)          (805,131)          (179,487)
  Net funds paid in sale of branches                                   --        (13,589,236)                --
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                         (21,398,760)       (35,245,855)        (7,314,370)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net (decrease) increase in demand, NOW, and savings
     deposits                                                  (4,174,245)        16,512,145          6,902,338
  Net increase in certificates of deposit                       1,761,910          7,209,331          1,113,381
  Net increase in federal funds purchased                       3,950,000                 --                 --
  Net increase (decrease) in U.S. Treasury demand note          1,093,445         (2,954,635)         1,970,322
  Payments on note payable                                             --                 --         (1,450,000)
  Cash dividends paid                                          (1,742,774)        (1,182,021)        (1,121,506)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                         888,336         19,584,820          7,414,535
---------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (13,318,684)        (9,606,764)         7,235,958

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 30,134,719         39,741,483         32,505,525
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $ 16,816,035       $ 30,134,719       $ 39,741,483
===============================================================================================================
                                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

LOAN ORIGINATION FEES AND COSTS

Loan origination fees and certain direct loan origination costs are normally capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 1999, 1998 and 1997 was not significant, no amounts have been capitalized or deferred.

PREMISES AND EQUIPMENT

Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred, while betterments are capitalized.

INTANGIBLE ASSETS

Intangible assets consist of deposit base premiums and goodwill. The deposit base premiums are being amortized using the straight-line method over estimated useful lives ranging from 11 to 15 years. Goodwill is being amortized using the straight-line method over periods of 20 years or less. Amortization of intangibles totaled $190,723, $195,637 and $308,986 in 1999, 1998 and 1997,
respectively.

Long-lived assets, including certain fixed assets and intangibles, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


down would be material, an assessment of recoverability is performed prior to any write-down. Impairment on intangibles is evaluated at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement. The Company did not consider any of its intangible assets to be impaired at December 31, 1999 and 1998.

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

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIC EARNINGS PER COMMON SHARE

Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Shares outstanding totaled 3,580,797 for the years ended December 31, 1999, 1998 and 1997.

SEGMENT REPORTING

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking and insurance services to individual, commercial, and government customers. Because the Company views Southeastern Bank as one versus multiple segments for financial reporting purposes, no segmentation of bank operations between services, types of customers, and market areas is provided. Additionally, because SBC Financial Services, Inc. did not have a significant impact on the Company's financial condition or results of operations in 1999 or 1998, no segment information is provided for the Company's insurance business at December 31, 1999 or 1998. Parent Company only financial information is provided in Note 13.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 2000. The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The transition provisions of SFAS 133 permit a one-time transfer of debt securities categorized as held-to-maturity into the available-for-sale category without calling into question the entity's intent to hold other debt securities to maturity in the future. Because the Company has not historically entered into derivative contracts either to hedge existing risks or for speculative purposes, adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

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

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and $1,487,461 for tax purposes. The book tax provision on the sale aggregated $559,731, resulting in an after-tax loss of $457,823.

3.    SUPPLEMENTAL CASH FLOW INFORMATION

Certain supplemental disclosure of cash flow information and noncash investing and financing activities follows:

YEARS ENDED DECEMBER 31,                                       1999             1998             1997
========================================================================================================
CASH PAID DURING THE YEAR
    Interest paid to depositors                            $10,842,589      $11,853,861      $11,960,277
    Interest paid on note payable                                   --               --           41,631
    Income taxes                                             2,042,000        2,810,050        1,936,500

NONCASH INVESTING AND FINANCING ACTIVITIES
    Loans foreclosed                                       $ 1,382,851      $ 1,116,633      $   975,785
    Loans made in connection with sales of foreclosed
      real estate                                              346,712          567,166          308,243
    Transfer of bank premises to other real estate                  --           94,845          177,539


4.    INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities were as follows:

                                                                    GROSS            GROSS
                                              AMORTIZED        UNREALIZED        UNREALIZED              FAIR
 DECEMBER 31, 1999                                 COST             GAINS            LOSSES             VALUE
=============================================================================================================
AVAILABLE-FOR-SALE
    U.S. Treasury and U.S. Government
      agencies                             $ 98,408,662      $      7,208      $  3,264,487      $ 95,151,383
    Mortgage-backed securities               22,752,937             8,645         1,106,819        21,654,763
    Equity securities                         1,087,826                --                --         1,087,826
-------------------------------------------------------------------------------------------------------------
                                            122,249,425            15,853         4,371,306       117,893,972
-------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
    States and political subdivisions        28,017,607           250,346           791,968        27,475,985
-------------------------------------------------------------------------------------------------------------
                                             28,017,607           250,346           791,968        27,475,985
-------------------------------------------------------------------------------------------------------------
Total investment securities                $150,267,032      $    266,199      $  5,163,274      $145,369,957
=============================================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    GROSS            GROSS
                                              AMORTIZED        UNREALIZED        UNREALIZED              FAIR
DECEMBER 31, 1998                                  COST             GAINS            LOSSES             VALUE
=============================================================================================================
AVAILABLE-FOR-SALE
    U.S. Treasury and U.S. Government
      agencies                             $ 86,655,735      $    483,091      $     24,122      $ 87,114,704
    Mortgage-backed securities               21,171,470            33,060            54,222        21,150,308
    Equity securities                           892,826                --                --           892,826
-------------------------------------------------------------------------------------------------------------
                                            108,720,031           516,151            78,344       109,157,838
-------------------------------------------------------------------------------------------------------------
HELD-TO-MATURITY
   States and political subdivisions         23,873,246         1,074,366                29        24,947,583
-------------------------------------------------------------------------------------------------------------
                                             23,873,246         1,074,366                29        24,947,583
-------------------------------------------------------------------------------------------------------------
 Total investment securities               $132,593,277      $  1,590,517      $     78,373      $134,105,421
=============================================================================================================

The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                  AVAILABLE-FOR-SALE                   HELD-TO-MATURITY
                                           ------------------------------      ------------------------------
                                              AMORTIZED              FAIR         AMORTIZED              FAIR
                                                   COST             VALUE              COST             VALUE
=============================================================================================================
Due within one year                        $  5,493,556      $  5,488,135      $  2,720,161      $  2,723,044
Due after one year through five years        79,677,979        77,225,955         6,469,994         6,474,256
Due after five years through ten
   years                                     12,997,127        12,230,893         7,017,447         7,045,845
Due after ten years                             240,000           206,400        11,810,005        11,232,840
-------------------------------------------------------------------------------------------------------------
                                             98,408,662        95,151,383        28,017,607        27,475,985
Mortgage-backed securities                   22,752,937        21,654,763                --                --
-------------------------------------------------------------------------------------------------------------
                                           $121,161,599      $116,806,146      $ 28,017,607      $ 27,475,985
=============================================================================================================

Gross realized gains were $3,738, $15,393 and $51,176, and gross realized losses were $0, $21,497 and $0 on sales and other redemptions of investment securities in 1999, 1998 and 1997.

Investment securities with carrying values of approximately $65,253,000 and $45,349,000, respectively, were pledged to secure public deposits and other funds, including future advances from the Federal Home Loan Bank of Atlanta (Note 9), at December 31, 1999 and 1998.

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    LOANS

The composition of the Company's loan portfolio is summarized as follows:

DECEMBER 31,                                             1999              1998
================================================================================
Commercial, financial and agricultural           $ 67,515,094      $ 69,125,622
Real estate - construction                          3,160,775         2,318,172
Real estate - mortgage                             59,656,497        60,034,925
Consumer, including credit cards                   37,311,705        36,565,638
--------------------------------------------------------------------------------
Loans, gross                                     $167,644,071      $168,044,357
================================================================================

Activity in the allowance for loan losses is summarized below:

                                       1999              1998              1997
================================================================================
Balance at beginning of year    $ 3,406,626      $  3,705,273       $ 3,734,527
Provision for loan losses         1,200,000         1,230,000         1,715,000

Charge-offs                      (2,010,066)       (1,961,155)       (2,234,413)
Recoveries                          626,329           432,508           490,159
--------------------------------------------------------------------------------
Net charge-offs                  (1,383,737)       (1,528,647)       (1,744,254)
--------------------------------------------------------------------------------
Balance at end of year          $ 3,222,889       $ 3,406,626       $ 3,705,273
================================================================================

The Company's primary lending area is southeast Georgia and northeast Florida. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Loans secured by real estate aggregated approximately $103,170,000 and $105,010,000 at December 31, 1999 and 1998. Real estate loans are collateralized based on certain loan-to-appraised value ratios.

Nonaccrual and restructured loans totaled approximately $1,042,000, $1,246,000 and $1,164,000 at December 31, 1999, 1998 and 1997, respectively. Unrecognized interest income on such loans during the years ended December 31, 1999, 1998 and 1997 totaled approximately $114,000, $49,000 and $143,000.

In the normal course of business, the bank subsidiary has made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans, as defined, approximated $2,978,000 at December 31, 1999 and $2,884,000 at December 31, 1998. During
1999, approximately $777,000 of such loans were made and $683,000 were repaid. None of these loans have been restructured, nor were any related party loans charged-off during 1999 and 1998.

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

DECEMBER 31,                                           1999               1998
================================================================================

Land                                           $  1,224,507       $  1,224,507
Buildings                                         6,757,225          6,757,225
Furniture and equipment                           5,285,036          4,507,236
--------------------------------------------------------------------------------
                                                 13,266,768         12,488,968
Accumulated depreciation and amortization        (6,557,954)        (5,885,020)
--------------------------------------------------------------------------------
Premises and equipment, net                    $  6,708,814       $  6,603,948
================================================================================

Depreciation and amortization of premises and equipment totaled $672,934, $688,188 and $914,325 in 1999, 1998 and 1997, respectively.

7.    INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

DECEMBER 31,                                           1999               1998
================================================================================

Interest-bearing demand deposits               $ 45,568,955       $ 43,616,992
Savings                                          72,347,620         72,882,905
Time certificates under $100,000                 75,251,537         78,408,861
Time certificates $100,000 or more               44,445,155         39,525,921
--------------------------------------------------------------------------------
Total interest-bearing deposits                $237,613,267       $234,434,679
================================================================================

Interest expense on time certificates of $100,000 or more approximated $2,381,000, $2,309,000 and $2,282,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

The maturity distribution of the Company's time certificates over $100,000 was as follows:

DECEMBER 31,                                                              1999
================================================================================

Due in one year or less                                           $ 39,795,917
Over one year through three years                                    4,071,548
Over three years                                                       577,690
--------------------------------------------------------------------------------
                                                                  $ 44,445,155
================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    SHORT-TERM BORROWINGS

The Company utilizes short-term borrowings as needed for liquidity purposes in the form of U.S. Treasury demand notes and federal funds purchased. At December 31, 1999, the maximum amount of U.S. Treasury demand notes available to the Company was $3,000,000, of which $1,909,498 was outstanding. Unsecured lines of credit for federal funds purchased from third party banks totaled $24,000,000, of which $3,950,000 was outstanding at December 31, 1999.

9.    OTHER BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank of Atlanta to meet general liquidity and other needs. Under this line, the Company can borrow, in total or increments, up to 16% of the bank subsidiary's total assets; at December 31, 1999, maximum borrowings totaled approximately $54,400,000. Mortgage-backed securities with aggregate carrying values of approximately $11,043,000 were pledged to collateralize future advances under this line (Note
4). No amounts were drawn against this line at December 31, 1999 or 1998.

10.   INCOME TAX EXPENSE

The components of income tax expense were as follows:

YEARS ENDED DECEMBER 31,                                     1999            1998            1997
=================================================================================================
FEDERAL
   Current tax expense                                 $1,836,977      $2,403,777      $1,949,777
   Deferred tax expense                                    49,101          76,345          30,352
-------------------------------------------------------------------------------------------------
                                                        1,886,078       2,480,122       1,980,129
 STATE
   Current tax expense                                     96,760         165,599         131,328
-------------------------------------------------------------------------------------------------
                                                       $1,982,838      $2,645,721      $2,111,457
=================================================================================================

The Company's provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

YEARS ENDED DECEMBER 31,                                 1999              1998              1997
=================================================================================================
Taxes at federal statutory rate                   $ 2,322,881       $ 2,393,028       $ 2,323,339
Increase (decrease) resulting from:
  Tax-exempt interest income, net                    (411,273)         (341,074)         (356,905)
  State income taxes, net of federal benefit           63,863           109,295            86,676
  Gain on sale of branches                                 --           471,088                --
  Other, net                                            7,367            13,384            58,347
-------------------------------------------------------------------------------------------------
Total income tax expense                          $ 1,982,838       $ 2,645,721       $ 2,111,457
=================================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following schedule summarizes the temporary differences which comprised the net deferred tax asset:

DECEMBER 31,                                                       1999              1998
=========================================================================================
DEFERRED TAX ASSETS (LIABILITIES)
    Allowance for loan losses                               $   677,933       $   740,789
    Other real estate                                            93,360            92,885
    Unrealized losses (gains) on investment securities
      available-for-sale                                      1,480,855          (148,854)
    Accretion of discounts on investment securities             (24,046)          (37,326)
    Other                                                         4,080             4,080
-----------------------------------------------------------------------------------------
Net deferred tax asset                                      $ 2,232,182       $   651,574
=========================================================================================

The Company has not recorded any valuation allowances for deferred tax assets.

11.   EMPLOYEE BENEFIT PLAN

The Company has a noncontributory profit-sharing plan which covers substantially all employees. Under the terms of the plan, the Company's contributions are discretionary but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Total contributions expensed under this plan totaled $415,000, $375,000 and $330,000 for the years ended December 31, 1999, 1998 and 1997.

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

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

SHORT-TERM BORROWINGS - The fair value of short-term borrowings is the amount payable on demand at the reporting date.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - Because the Company generally offers lending commitments and standby letters of credit to its customers for only short periods of time and the rates underlying such commitments therefore approximate market rates, the fair value of such commitments and standby letters of credit is equal to the amount outstanding at December 31, 1999 and 1998.

The following table presents the carrying values and estimated fair values of the Company's financial instruments:

                                                1999                                1998
                                    ------------------------------      ------------------------------
                                       CARRYING            FAIR           CARRYING            FAIR
DECEMBER 31,                              VALUE           VALUE              VALUE           VALUE
======================================================================================================
FINANCIAL ASSETS
   Cash and cash equivalents        $ 16,816,035      $ 16,816,035      $ 30,134,719      $ 30,134,719
   Investment securities             145,911,579       145,369,957       133,031,084       134,105,421
   Loans, net                        162,771,222       164,469,960       161,354,513       167,077,333

FINANCIAL LIABILITIES
   Deposits                         $290,284,261      $290,021,753      $292,696,596      $290,544,410
   Federal funds purchased             3,950,000         3,950,000                --                --
   U.S. Treasury demand note           1,909,498         1,909,498           816,053           816,053

OFF-BALANCE SHEET FINANCIAL
   INSTRUMENTS
     Commitments to extend
        credit                                        $ 21,351,000                        $ 14,434,000
     Standby letters of credit                             744,000                             583,000

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. CONDENSED FINANCIAL INFORMATION OF SOUTHEASTERN BANKING CORPORATION (PARENT COMPANY ONLY)

Parent Company only financial information is presented below:

                            CONDENSED BALANCE SHEETS

DECEMBER 31,                                                       1999               1998
==========================================================================================
ASSETS

Cash                                                       $  1,352,904       $  1,080,272
Investment in subsidiaries, at equity                        39,691,034         40,148,538
Premises and equipment, net                                      74,499             84,534
Other assets                                                    645,345            511,435
------------------------------------------------------------------------------------------
TOTAL ASSETS                                               $ 41,763,782       $ 41,824,779
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Other liabilities                                          $    610,846       $    674,482
------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock                                               4,475,996          4,475,996
   Additional paid-in capital                                 1,391,723          1,391,723
   Retained earnings                                         38,159,815         34,993,625
------------------------------------------------------------------------------------------
Realized stockholders' equity                                44,027,534         40,861,344
Accumulated other comprehensive income - unrealized
   (losses) gains on investment securities, net of tax       (2,874,598)           288,953
------------------------------------------------------------------------------------------
Total stockholders' equity                                   41,152,936         41,150,297
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 41,763,782       $ 41,824,779
==========================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                      1999             1998              1997
=====================================================================================================
INCOME
   Dividends                                           $ 2,232,000      $ 2,180,000       $ 2,320,000
   Interest income                                          52,785           28,429            14,472
   Equity in undistributed income of subsidiaries        2,656,047        2,271,776         2,494,719
-----------------------------------------------------------------------------------------------------
Total income                                             4,940,832        4,480,205         4,829,191
-----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Interest expense                                             --               --            41,339
   Occupancy and other expenses                             88,608           92,098            90,668
-----------------------------------------------------------------------------------------------------
Total expenses                                              88,608           92,098           132,007
-----------------------------------------------------------------------------------------------------

Income before income tax expense (benefit)               4,852,224        4,388,107         4,697,184

INCOME TAX EXPENSE (BENEFIT)                                 3,059           (4,491)          (24,711)
-----------------------------------------------------------------------------------------------------
NET INCOME                                             $ 4,849,165      $ 4,392,598       $ 4,721,895
=====================================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       CONDENSED STATEMENTS OF CASH FLOWS


YEARS ENDED DECEMBER 31,                                          1999              1998              1997
==========================================================================================================
OPERATING ACTIVITIES
   Net income                                              $ 4,849,165       $ 4,392,598       $ 4,721,895
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in undistributed income of subsidiaries       (2,656,047)       (2,271,776)       (2,494,719)
       Depreciation and amortization                            59,322            59,322            59,322
       Changes in assets and liabilities:
         Decrease (increase) in other assets                  (183,197)              377            (2,638)
         Decrease in other liabilities                          (3,837)          (18,304)          (23,314)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    2,065,406         2,162,217         2,260,546
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Investment in subsidiaries                                  (50,000)          (50,000)               --
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                          (50,000)          (50,000)               --
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Payments on note payable                                         --                --        (1,450,000)
   Cash dividends paid                                      (1,742,774)       (1,182,021)       (1,121,506)
----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                       (1,742,774)       (1,182,021)       (2,571,506)
----------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 272,632           930,196          (310,960)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR               1,080,272           150,076           461,036
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 1,352,904       $ 1,080,272       $   150,076
==========================================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   REGULATORY REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 (primarily stockholders' equity less intangible assets) and total (Tier 1, certain debt instruments, and a portion of the allowance for loan losses) capital to risk-weighted assets and a leverage ratio of Tier 1 capital to average quarterly assets. As of December 31, 1999, the most recent notification from the Georgia Department of Banking and Finance categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and its bank subsidiary meet all applicable capital requirements as of December 31, 1999. Actual capital amounts and ratios for 1999 and 1998 are presented in the following tables.

                                                REGULATORY
                             REGULATORY      DEFINITION OF
                          DEFINITION OF         ADEQUATELY
                       WELL CAPITALIZED        CAPITALIZED                           ACTUAL
DECEMBER 31, 1999               (RATIO)            (RATIO)           (CAPITAL AMOUNT/RATIO)
===========================================================================================
TIER 1 CAPITAL RATIO
  Consolidated                    6.00%              4.00%       $42,719,000         23.56%
  Southeastern Bank               6.00%              4.00%        41,563,000         22.97%

TOTAL CAPITAL RATIO
  Consolidated                   10.00%              8.00%        44,997,000         24.82%
  Southeastern Bank              10.00%              8.00%        43,837,000         24.23%

TIER 1 LEVERAGE RATIO
  Consolidated                    5.00%              4.00%        42,719,000         12.57%
  Southeastern Bank               5.00%              4.00%        41,563,000         12.23%

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                REGULATORY
                             REGULATORY      DEFINITION OF
                          DEFINITION OF         ADEQUATELY
                       WELL CAPITALIZED        CAPITALIZED                           ACTUAL
DECEMBER 31, 1998               (RATIO)            (RATIO)           (CAPITAL AMOUNT/RATIO)
===========================================================================================
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

State banking regulations limit the amount of dividends the bank subsidiary may pay without prior approval. The amount of cash dividends available from the bank subsidiary for payment in 2000 without such prior approval is approximately $2,462,000.

15.   COMMITMENTS

Commitments to extend credit totaled approximately $21,351,000 and $14,434,000 at December 31, 1999 and 1998. Standby letters of credit totaled approximately $744,000 and $583,000 at December 31, 1999 and 1998, respectively. A substantial amount of these contracts expire without being drawn upon. As a result, total contractual amounts do not represent future credit exposure or liquidity requirements.

16.   CONTINGENCIES

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

None

--------------------------------------------------------------------------------


PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 11, 2000 (Proxy Statement).


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.

SUPPLEMENTAL DISCLOSURE/COMPENSATION PURSUANT TO PLANS. The Company maintains an Employee Profit-Sharing Plan (the Plan). The purpose of the Plan is to provide employees with an opportunity to share in the profits generated by participating subsidiaries. A participating employee's (the Participant) eligibility for benefits is determined by his or her period of service. A Participant's period of service begins on the commencement date of his employment and continues through (i) periods of temporary illness; (ii) periods of temporary lay-off;
(iii) authorized leaves of absence; (iv) periods of termination of employment lasting less than one year; and (v) certain periods of transfer to a member of the controlled group of corporations of which the Company may become a part, as defined by the Employee Retirement Income Security Act and regulations issued thereunder.

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

A Participant's interest in his account vests 100% when his employment is terminated (i) at or after the Participant attains the normal retirement age of 65; (ii) at or after the Participant attains age 59 1/2, has 10 years of service, and early retirement is approved by the Board of Directors; or (iii) due to disability. If termination is caused by a Participant's death, the Participant's beneficiary becomes vested in the Participant's account as of the date of the Participant's death. If a Participant's employment is terminated for any reason other than those set out above, vesting in the Participant's account is determined according to the schedule on the next page.

==========================================================================
                                             VESTED            FORFEITED
YEARS OF SERVICE                        PERCENTAGES          PERCENTAGES
==========================================================================
Less than 3                                       0%                 100%
3 but less than 4                                20                   80
4 but less than 5                                40                   60
5 but less than 6                                60                   40
6 but less than 7                                80                   20
7 or more                                       100                    0
==========================================================================

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the Company's Proxy Statement.




               [Remainder of this page intentionally left blank.]

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1. and 2. - Financial Statements and Schedules

============================================================================================
                                                                                  PAGE NUMBER
                                                                                    IN ANNUAL
INDEX TO FINANCIAL STATEMENTS & SCHEDULES                                              REPORT
============================================================================================
AUDITED FINANCIAL STATEMENTS
         Independent auditors' report                                                     32
         Consolidated balance sheets at December 31, 1999 and 1998                        33
         Consolidated statements of income for each of
             the three years ended December 31, 1999                                      34
         Consolidated statements of stockholders' equity for each of
             the three years ended December 31, 1999                                      35
         Consolidated statements of cash flows for each of
             the three years ended December 31, 1999                                      36
         Notes to consolidated financial statements                                       37
============================================================================================

         (b)      Reports on Form 8-K - NONE

         (c)      Index to Exhibits:

         EXHIBIT TABLE                                   PAGE
-------------------------------------          ------------------------------
Articles of Incorporation and By-Laws          Incorporated by reference from
                                               Form 10-K filed for year ended
                                               December 31, 1990.

Exhibit 22        Subsidiaries of Registrant                  55

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

Date:  March 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


================================================================================
                     DIRECTORS                                       DATE
================================================================================


             /s/ LESLIE H. BLAIR                                 March 14, 2000
--------------------------------------------
                 Leslie H. Blair


           /s/ DAVID H. BLUESTEIN                                March 14, 2000
--------------------------------------------
               David H. Bluestein


             /s/ GENE F. BRANNEN                                 March 14, 2000
--------------------------------------------
                 Gene F. Brannen


             /s/ WILLIAM DOWNEY                                  March 14, 2000
--------------------------------------------
                 William Downey


               /s/ ALYSON GRAY                                   March 14, 2000
--------------------------------------------
                   Alyson Gray


        /s/ CORNELIUS P. HOLLAND, III                            March 14, 2000
--------------------------------------------
            Cornelius P. Holland, III


---------------------------------------------
            Alva J. Hopkins, III


          /s/ G. NORRIS JOHNSON                                  March 14, 2000
---------------------------------------------
              G. Norris Johnson


          /s/ S. MICHAEL LITTLE                                  March 14, 2000
---------------------------------------------
              S. Michael Little

================================================================================