Form 10-Q
period 2000-03-31
SOUTHEASTERN BANKING CORP
filed 2000-05-15
CIK 353386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________________ TO ____________________

                         COMMISSION FILE NUMBER 2-83157

                        SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              GEORGIA                                      58-1423423
---------------------------------------        ---------------------------------
  (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                    Identification No.)

                   1010 NORTHWAY STREET, DARIEN, GEORGIA 31305
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (912) 437-4141
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


As of April 30, 2000, 3,436,696 shares of the Registrant's common stock, par value $1.25 per share, were outstanding.

                        SOUTHEASTERN BANKING CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                                                                     MARCH 31,         December 31,
                                                                                         2000                 1999
-------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                           $14,792,063          $14,016,035
Federal funds sold                                                                  2,780,000            2,800,000
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          17,572,063           16,816,035

Investment securities
     Held-to-maturity (market value of approximately $26,561,000
         and $27,476,000 at March 31, 2000 and December 31, 1999)                  27,055,448           28,017,607
     Available-for-sale, at market value                                          123,504,797          117,893,972
-------------------------------------------------------------------------------------------------------------------
Total investment securities                                                       150,560,245          145,911,579

Loans, gross                                                                      174,856,154          167,644,071
     Unearned income                                                               (1,381,364)          (1,649,960)
     Allowance for loan losses                                                     (3,421,928)          (3,222,889)
-------------------------------------------------------------------------------------------------------------------
Loans, net                                                                        170,052,862          162,771,222

Premises and equipment, net                                                         7,216,674            6,708,814
Intangible assets                                                                   1,238,603            1,286,284
Other assets                                                                        6,304,524            7,050,954
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $352,944,971         $340,544,888
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Noninterest-bearing deposits                                                  $57,002,727          $52,670,994
    Interest-bearing deposits                                                     245,208,146          237,613,267
-------------------------------------------------------------------------------------------------------------------
Total deposits                                                                    302,210,873          290,284,261

Federal funds purchased                                                                     -            3,950,000
U. S. Treasury demand note                                                            744,344            1,909,498
Federal Home Loan Bank advances                                                     5,000,000                    -
Other liabilities                                                                   2,958,799            3,248,193
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 310,914,016          299,391,952
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock - $1.25 par value;  authorized 10,000,000
       shares; issued and outstanding 3,580,797 shares                              4,475,996            4,475,996
    Additional paid-in-capital                                                      1,391,723            1,391,723
    Retained earnings                                                              39,069,294           38,159,815
-------------------------------------------------------------------------------------------------------------------
Realized stockholders' equity                                                      44,937,013           44,027,534
Accumulated other comprehensive income - unrealized
       losses on available-for-sale securities, net of tax                         (2,906,058)          (2,874,598)
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         42,030,955           41,152,936
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $352,944,971         $340,544,888
-------------------------------------------------------------------------------------------------------------------

                                                       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                             2000                    1999
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
    Loans, including fees                                                          $4,334,499              $4,275,575
    Federal funds sold                                                                104,406                 195,412
    Investment securities
        Taxable                                                                     1,878,592               1,663,388
        Tax-exempt                                                                    314,532                 303,839
----------------------------------------------------------------------------------------------------------------------

Total interest income                                                               6,632,029               6,438,214
----------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    Deposits                                                                        2,673,704               2,760,477
    Federal funds purchased                                                             1,002                       -
    U. S. Treasury demand note                                                         13,242                   7,774
    Federal Home Loan Bank advances                                                    12,333                       -
----------------------------------------------------------------------------------------------------------------------

Total interest expense                                                              2,700,281               2,768,251
----------------------------------------------------------------------------------------------------------------------

Net interest income                                                                 3,931,748               3,669,963

PROVISION FOR LOAN LOSSES                                                             300,000                 300,000
----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                 3,631,748               3,369,963
----------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
   Service charges on deposit accounts                                                586,548                 582,320
   Investment securities gains, net                                                     6,900                       -
   Other operating income                                                             249,174                 251,912
----------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                              842,622                 834,232
----------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
   Salaries and employee benefits                                                   1,529,912               1,441,500
   Occupancy and equipment, net                                                       469,278                 446,210
   Other operating expense                                                            667,746                 753,320
----------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                           2,666,936               2,641,030
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                          1,807,434               1,563,165

INCOME TAX EXPENSE                                                                    539,876                 458,489
----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                         $1,267,558              $1,104,676
----------------------------------------------------------------------------------------------------------------------

NET INCOME PER SHARE - BASIC                                                         $   0.35                $   0.31
----------------------------------------------------------------------------------------------------------------------

                                                          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                    ACCUMULATED
                                                              ADDITIONAL                                  OTHER
                                                  COMMON         PAID-IN          RETAINED        COMPREHENSIVE
                                                   STOCK         CAPITAL          EARNINGS               INCOME               TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                    $4,475,996      $1,391,723       $34,993,625           $  288,953         $41,150,297

Comprehensive income:
    Net income                                         -               -         1,104,676                    -           1,104,676
    Other comprehensive income, net
       of tax effect of $207,694:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                                   -               -                 -             (403,171)           (403,171)
                                                                                                                 -------------------
Comprehensive income                                                                                                        701,505
                                                                                                                 -------------------

Cash dividends declared
    ($0.10 per share)                                  -               -          (358,079)                   -            (358,079)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 1999                       $4,475,996      $1,391,723       $35,740,222           $ (114,218)        $41,493,723
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                    $4,475,996      $1,391,723       $38,159,815          $(2,874,598)        $41,152,936

Comprehensive income:
    Net income                                         -               -         1,267,558                    -           1,267,558
    Other comprehensive income, net
       of tax effect of $16,207:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                                   -               -                 -              (31,460)            (31,460)
                                                                                                                 -------------------
Comprehensive income                                                                                                      1,236,098
                                                                                                                 -------------------

Cash dividends declared
    ($0.10 per share)                                  -               -          (358,079)                   -            (358,079)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                       $4,475,996      $1,391,723       $39,069,294         $ (2,906,058)        $42,030,955
------------------------------------------------------------------------------------------------------------------------------------

                                                                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                            2000                1999
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                    $1,267,558         $ 1,104,676
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                                    300,000             300,000
        Depreciation                                                                 214,670             233,134
        Amortization and accretion, net                                               50,919              69,269
        Investment securities gains, net                                              (6,900)                  -
        Net gains on sales of other real estate                                      (94,402)             (4,544)
        Changes in assets and liabilities:
         Decrease in other assets                                                    504,221             489,604
         (Decrease) increase in other liabilities                                    (38,738)            114,732
-----------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                          2,197,328           2,306,871
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Principal collections and maturities of investment securities:
         Held-to-maturity                                                          1,771,400             730,000
         Available-for-sale                                                        1,835,044          25,306,892
       Proceeds from sales of other real estate                                      231,086              88,058
       Purchases of investment securities held-to-maturity                          (809,134)         (2,277,733)
       Purchases of investment securities available-for-sale                      (7,489,980)        (39,429,787)
       Net (increase) decrease in loans                                           (7,503,577)            414,543
       Capital expenditures, net                                                    (678,862)           (103,648)
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (12,644,023)        (15,271,675)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Net increase in deposits                                                    11,926,612             611,575
      Net decrease in federal funds purchased                                     (3,950,000)                  -
      Net decrease in U. S. Treasury demand note                                  (1,165,154)            (87,722)
      Proceeds from Federal Home Loan Bank advances                                5,000,000                   -
      Cash dividends paid                                                           (608,735)           (668,535)
-----------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                               11,202,723            (144,682)
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 756,028         (13,109,486)

Cash and cash equivalents at beginning of year                                    16,816,035          30,134,719
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at March 31                                            $17,572,063         $17,025,233
-----------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE

   CASH PAID DURING THE PERIOD
       Interest paid to depositors                                               $ 2,770,916         $ 2,675,907
-----------------------------------------------------------------------------------------------------------------

   NONCASH INVESTING AND FINANCING ACTIVITIES
       Real estate acquired through foreclosure                                   $  151,394             804,448
-----------------------------------------------------------------------------------------------------------------
       Loans made in connection with sales of foreclosed real estate              $  229,458              94,550
-----------------------------------------------------------------------------------------------------------------

                                                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

         Th0e accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefit and other transactions normally determined or settled at year-end. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.       PENDING ACCOUNTING PRONOUNCEMENTS

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

3.       LONG-TERM DEBT

         On March 17, 2000, the Company drew $5.0 million under its credit facility with the Federal Home Loan Bank of Atlanta (FHLB). The $5.0 million advance, which will mature March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate advance on or after March 17, 2001 at the option of the FHLB. Proceeds from the advance were used to fund the purchase of various U.S. Agency securities. Maximum borrowings under this credit facility approximate 16% of the bank subsidiary's total assets; at March 31, 2000, unused borrowings aggregated approximately $51.4 million. Mortgage-backed securities with aggregate carrying values of approximately $10.7 million were pledged to collateralize current and future advances under this line of credit. No amounts were drawn against this line at December 31, 1999.

4.       TREASURY STOCK

         In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in treasury stock. Subsequent to March 31, the Company purchased 144,101 shares of its common stock from one group of shareholders at a purchase price of $17.25 per share. The purchase of the treasury stock decreased the Company's outstanding common stock from 3,580,797 shares to 3,436,696 shares.

                        SOUTHEASTERN BANKING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The maximum consideration available for additional treasury purchases at prices to be determined in the future is $4,514,258. Any acquisition of additional shares will be dictated by market conditions.

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


THIS ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE 1999 ANNUAL REPORT ON FORM 10-K AND THE CONSOLIDATED FINANCIAL STATEMENTS & RELATED NOTES ON PAGES 1 - 6 OF THIS QUARTERLY FILING.

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

Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. For additional information regarding the sale of the Alachua offices, refer to the disclosures provided under Results of Operations. SEB's assets totaled approximately $352,452,000 at March 31, 2000 versus $339,801,000 at year-end 1999 and $338,054,000 at March 31, 1999.

Additionally, prior to mid-1998, the Company had no subsidiaries other than commercial banks. In 1998, the Company formed an insurance subsidiary, SBC Financial Services, Inc. (SBCF), to sell insurance and annuity products, initially to customers in Georgia. The Company has invested $100,000 in SBCF to-date and expects to make additional capital investments in SBCF during its first few years of operation. As it develops, SBCF is expected to supplement and grow existing noninterest income, thereby increasing the Company's profitability and shareholder value. The insurance subsidiary had a nominal impact on the Company's financial condition and results of operations during the first quarter of 2000.

FINANCIAL CONDITION

Consolidated assets approximated $353 million at March 31, 2000, up $12,400,083 or 3.64% since year-end 1999 and up $14,340,085 or 4.24% since March 31, 1999.
The growth in total assets since March 31, 1999 has ensued from growth in deposits and other funding sources, including a $5 million advance from the Federal Home Loan Bank (FHLB). Additional details on deposits and the FHLB advance are provided in the Liquidity section of this Analysis. During the year-earlier period, total assets increased a mere $671,554 or 0.20%.

Investment Securities

On a carrying value basis, investment securities grew $4,648,666 or 3.19% since year-end 1999. Proceeds from a $5 million FHLB advance funded the majority of the net securities purchases during the first quarter of 2000. Consistent with 1999 levels, securities represented 46% of earning assets at March

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

31, 2000. No significant changes have occurred in the investment securities mix since 1999. The amortized cost and estimated fair value of investment securities are delineated in the table below:

====================================================================================================================
INVESTMENT SECURITIES BY CATEGORY                        AMORTIZED      UNREALIZED      UNREALIZED             FAIR
MARCH 31, 2000                                                COST           GAINS          LOSSES            VALUE
====================================================================================================================
(IN THOUSANDS)
Available-for-sale:
     U.S. Treasury and U.S.
       Government agencies                                $104,910           $   4         $ 3,161         $101,753
     Mortgage-backed securities                             21,911               5           1,252           20,664
     Equity securities                                       1,088               -               -            1,088
--------------------------------------------------------------------------------------------------------------------
                                                           127,909               9           4,413          123,505
Held-to-maturity:
     States and political subdivisions                      27,055             213             707           26,561
--------------------------------------------------------------------------------------------------------------------
Total investment securities                               $154,964          $  222         $ 5,120         $150,066
====================================================================================================================

As shown, the market value of the securities portfolio declined at March 31, 2000; refer to the Capital Adequacy section of this Analysis for more details. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew $7,480,679 or 4.51% since year-end 1999 to exceed $173 million at March 31, 2000. Appreciatively, quarter-end loans at March 31, 2000 comprised the largest quarter-end balance in over two years. As a percent of deposits, net loans aggregated 57.40% at March 31, 2000 versus 57.18% at year-end 1999 and 55.60% a year ago. Growth in the commercial and real estate-construction portfolios fueled the 2000 improvement year-to-date. Reversing 1999 declines, gross commercial loans increased $3,808,000 or 5.64% at March 31, 2000 compared to December 31, 1999. The majority, or 68%, of the improvement in the commercial portfolio was attributable to growth in nonfarm real estate loans. Management has initiated various programs to increase loan production and is optimistic that commercial loan volumes throughout 2000 will, on average, continue to exceed 1999 levels. Programs initiated to increase loan production emphasize utilization of competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Real estate-construction loans grew a considerable $5,073,000 or 160.49% at March 31, 2000 compared to December 31, 1999. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The real-estate construction portfolio is expected to decline moderately during the remainder of 2000 as various large land development loans originated in the first quarter paydown. Although commercial and real estate-construction loans grew, consumer loans fell $1,743,000 or 4.67% year-to-date. A softening of consumer demand in the Company's trade areas was the prime element in the year-to-date results.

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Consumer loans remain the Company's highest-yielding interest-earning assets, and the Company is committed to reversing the decline in this portfolio. During the same period last year, net loans declined $1,681,986 or 1.02%. A drop in commercial loans outstanding was the predominant factor in the 1999 results. Loans outstanding are presented by type in the table below:

===================================================================================================================
                                                                  MARCH 31,       December 31,           March 31,
LOANS BY CATEGORY                                                      2000               1999                1999
===================================================================================================================
(IN THOUSANDS)
Commercial, financial, and agricultural                             $71,323            $67,515             $68,402
Real estate - construction                                            8,234              3,161               1,715
Real estate - mortgage                                               59,730             59,656              59,722
Consumer, including credit cards                                     35,569             37,312              36,182
-------------------------------------------------------------------------------------------------------------------
         Loans, gross                                               174,856            167,644             166,021
         Unearned income                                              1,381              1,650               2,942
-------------------------------------------------------------------------------------------------------------------
              Loans, net                                           $173,475           $165,994            $163,079
===================================================================================================================

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2000 and December 31, 1999, gross loans secured by real estate approximated $110,881,000 and $103,170,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $21,375,000 and $543,000 at March 31, 2000; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

UNEARNED INCOME

Primarily reflecting accounting changes made to comply with new tax legislation, unearned income declined considerably at March 31, 2000 versus the other periods presented. Specifically, effective January 1999, the IRS prohibits the use of any method other than the constant, or level, yield method in computing interest income on short-term consumer loans. Although interest income on most loans has been recognized using the level yield method, interest income on certain loans was recognized using the sum-of-the-months digit method. In general, the posting of loans under the sum-of-the-months digit method created unearned interest balances and accelerated interest income recognition. As no new loans will be booked under the sum-of-the-months digit method and, further, as pre-1999 loans mature or are otherwise redeemed, the interest portion of the unearned balance is expected to wane. Additionally, the change in timing of interest recognition on certain short-term consumer loans is projected to lower interest income by approximately $55,000 in fiscal 2000 as compared to 1999; in 1999, the change in interest recognition lowered interest income by an estimated $135,000. More details on the Company's accounting and reporting policies on loans and related income are contained in the footnotes accompanying the 1999 10-K filing.

NONPERFORMING ASSETS

Nonperforming loans, a central component of nonperforming assets, declined $106,000 or 10.17% at March 31, 2000 compared to year-end 1999 and more markedly, $403,000 or 30.10% since March 31,

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

1999. As a percent of net loans, nonperforming loans totaled 0.54% at March 31, 2000, effectively dropping 9 basis points from year-end 1999 and 28 basis points from 0.82% a year earlier. More than 95% of the three month and year-to-year improvements in nonperforming loans were attributable to reductions in nonaccrual balances. Nonaccrual balances have not been adjusted for the portion of such loans wholly or partially guaranteed by the U.S. Small Business Administration. For the three periods presented, such guarantees would have reduced nonaccrual balances by $41,000, $44,000, and $84,000. At March 31, 2000, 96% of nonperforming loan balances, including restructured balances, pertained to five separate borrowers; more significantly, $648,000 or 69% of nonperforming balances pertained to merely two borrowers and 38% to a single borrower. Foreclosed real estate balances, another component of nonperforming assets, declined $254,000 or 29.60% to $604,000 at March 31, 2000. Approximately 71% of foreclosed real estate balances at March 31, 2000 were derived from funding originally extended to four separate borrowers; further segregated, 53% of total balances applied to two borrowers. Foreclosed real estate balances remained concentrated, overall, in residential real estate at March 31, 2000. Of loans past due 90 plus days, 35% pertained to eight customers; management is unaware of any other material concentrations within these past due balances. Details on a certain group of loans which comprised the majority of the fluctuations in nonperforming asset balances last year are provided in later sections of this Analysis. The table below provides further information about nonperforming assets and loans past due 90 days or more:

===================================================================================================================
                                                                  MARCH 31,       December 31,           March 31,
NONPERFORMING ASSETS                                                   2000               1999                1999
===================================================================================================================
(IN THOUSANDS)
Nonaccrual loans:
         Commercial, financial, and agricultural                      $ 463              $ 492               $ 605
         Real estate - construction                                       -                  -                 156
         Real estate - mortgage                                         104                175                 200
         Consumer, including credit cards                                13                 18                   9
-------------------------------------------------------------------------------------------------------------------
              Total nonaccrual loans                                    580                685                 970
Restructured loans(1)                                                   356                357                 369
-------------------------------------------------------------------------------------------------------------------
              Total nonperforming loans                                 936              1,042               1,339
Foreclosed real estate(2)                                               604                858               1,393
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                           $1,540             $1,900              $2,732
===================================================================================================================
Accruing loans past due 90 days or more                              $1,855             $1,467              $2,119
===================================================================================================================

(1)  Does not include restructured loans that yield a market rate.

(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

All known potential problem loans were included in nonperforming loans for the three periods presented.

SIGNIFICANT PROBLEM LOANS. Prior to March 31, 1999, a group of loans, primarily real estate, with principal balances approximating $1,295,000 were recognized as significantly impaired. During 1999, these problem loans were charged-off in excess of $500,000 to their estimated net realizable values. The real estate collateral underlying the balance, or $758,000, of these loans was acquired by foreclosure and classified as other real estate; through April 30, 2000, $694,000 or 92% of the acquired properties had been sold to third parties. No material losses, if any, are expected on the sale of the remaining other real estate parcels. This group of loans accounted for the majority of the fluctuations in nonperforming asset balances during 1999 and, to a lesser extent, in 2000 as well. Management has diligently pursued

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


remedies under law in seeking to recover the charge-offs on these loans but deems any material recovery unlikely.

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

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance to net loans ratio totaled 1.97% at March 31, 2000 versus 1.94% at year-end 1999 and 1.93% a year ago. Net charge-offs totaled $100,961, down significantly, or $456,586, from 1999's $557,547, which was up $414,618 from March 31, 1998. Approximately 80% of the high charge-offs at March 31, 1999 were attributable to the problem loans discussed earlier. Long-term strategies implemented by management to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. Management is optimistic that charge-off volumes in 2000 will remain substantially below 1999 levels. Changes to the allowance as a percent of total nonperforming loans were not significant for the periods presented. The quarterly provision from income totaled $300,000 at March 31, 2000, unchanged from the year-earlier period. Activity in the allowance is presented in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS



-------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED MARCH 31,                                                     2000          1999           1998
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of year                                $ 3,223       $ 3,407        $ 3,705
Provision for loan losses                                                         300           300            315
Charge-offs:
         Commercial, financial, and agricultural                                   34           268             41
         Real estate - construction                                                 -           263              -
         Real estate - mortgage                                                    25            12             24
         Consumer, including credit cards                                         192           220            204
-------------------------------------------------------------------------------------------------------------------
                  Total charge-offs                                               251           763            269
-------------------------------------------------------------------------------------------------------------------
Recoveries:
         Commercial, financial, and agricultural                                   13            43             34
         Real estate - construction                                                 -             -              -
         Real estate - mortgage                                                    15             1              3
         Consumer, including credit cards                                         122           161             89
-------------------------------------------------------------------------------------------------------------------
                  Total recoveries                                                150           205            126
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                   101           558            143
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at March 31                                         $ 3,422       $ 3,149        $ 3,877
-------------------------------------------------------------------------------------------------------------------
Net loans outstanding(1) at March 31                                         $173,475      $163,079       $163,062
-------------------------------------------------------------------------------------------------------------------
Average net loans outstanding(1) at March 31                                 $166,406      $164,000       $170,608
-------------------------------------------------------------------------------------------------------------------
Ratios:
         Allowance to net loans                                                 1.97%         1.93%          2.38%
-------------------------------------------------------------------------------------------------------------------
         Net charge-offs to average loans (annualized)                          0.24%         1.36%          0.34%
-------------------------------------------------------------------------------------------------------------------
         Provision to average loans (annualized)                                0.72%         0.73%          0.74%
-------------------------------------------------------------------------------------------------------------------

(1)  Net of unearned income

Management believes the allowance was adequate at March 31, 2000 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management has budgeted a loan loss provision of $900,000 for the remainder of 2000.

Other Assets

Capital expenditures exceeded $678,000 during the first three months of 2000. Final payments on the check imaging, internet banking, and voice banking systems comprised the bulk of the 2000 expenditures to-date. Additional funds were expended on the purchase of new vehicles for the bank fleet. As projected, the total cost of the check imaging system, including the down payment made in 1999, approximated $700,000. The managerial decision to purchase the check imaging system was predicated on the following known benefits:

     o Customer Service. The imaging system supplements and otherwise enhances existing customer service by providing, on paper or electronic device, compact statements and other documents that are easier to read, store, and reconcile than existing alternatives. The system

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          also facilitates faster retrieval of documents for customer research. Both commercial and consumer customers benefit.

     o Lower Overhead. The imaging system reduces certain overhead costs inherent in document processing, including postage, proof maintenance, supplies, and personnel expense.

     o Competitive Edge. The imaging system provides an additional marketing tool for promoting SEB services.

The imaging system was fully operational by February 29, 2000.

The remaining costs relative to the internet, or PC, and voice banking systems aggregated approximately $30,000. Like the imaging system, the internet and voice banking systems augment existing customer service and provide competitive advantages in promoting and selling SEB services. With the voice banking system, customers can access account balance and other information with one quick phone call, 24 hours a day, 7 days a week. The internet banking system available through the Company's website at www.southeasternbank.com serves as an alternative delivery channel for many bank services: Customers can open and monitor accounts on-line, transfer funds, e-mail customer service representatives, and pay bills, all at customer convenience. Commercial customers, particularly those with large transactional volumes, can further utilize the bill paying, direct deposit, and ACH capabilities of the internet banking system as part of cash, or treasury, management. Implementation of both the internet and voice banking systems was completed prior to March 31, 2000.

The Company had no material plans or commitments for capital expenditures as of March 31, 2000. The computer expenditures made in 2000 and other periods referenced were not made because of, and do not constitute costs of, the Year 2000. For particulars on the Company's transition to the Year 2000 and costs adhering to same, refer to the Year 2000 section of this Analysis. During the year-earlier period, gross premises and equipment increased $103,648.

Adjusted for the net reductions in foreclosed real estate previously mentioned, other assets fell $492,757 or 7.96% at March 31, 2000 compared to year-end 1999. A decline in accrued interest receivables on investment securities was the principal factor in the year-to-date results. Variations in interest payment cycles produced most of the interest receivables decline. The decline in intangible assets was attributable to regular amortization. Deposit base premiums and goodwill compose the intangible assets balance.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2000, loans(1) and investment securities with carrying values exceeding $50 million and $9 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

effective source of funding, comprised 85% of the funding base at March 31, 2000 compared to 83% at year-end 1999. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,744,344 at March 31, 2000 versus $5,859,498 at December 31, 1999. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2000 totaled $3,000,000, of which $744,344 was outstanding and $2,255,656 undrawn. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $24,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB's total assets; at March 31, 2000, unused borrowings approximated $51.4 million. Refer to the subsection entitled Long-Term Debt for details on the Company's outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2000, including any commitments for capital expenditures described in the Other Assets section of this Analysis. Refer to the Capital Adequacy section of this Analysis for details on intercompany dividend policy.

(1) No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits exceeded $302 million at March 31, 2000, increasing $11,926,612 or 4.11% since December 31, 1999. Noninterest-bearing deposits grew $4,331,733 or 8.22%, while interest-bearing deposits climbed $7,594,879 or 3.20%. Noninterest-bearing deposits comprised 18.86%, and interest-bearing deposits, 81.14%, of total deposits at March 31, 2000. The distribution of interest-bearing balances at March 31, 2000 and certain comparable quarter-end dates is shown in the table below:

----------------------------------------------------------------------------------------------------------------------
                                                    MARCH 31, 2000         December 31, 1999           March 31, 1999
                                          ------------ ------------ ------------ ------------ ----------- ------------
                                                           PERCENT                   PERCENT                  PERCENT
DEPOSITS                                     BALANCES     OF TOTAL     BALANCES     OF TOTAL    BALANCES     OF TOTAL
----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Interest-bearing demand deposits(1)           $46,755       19.07%      $45,569       19.18%     $44,682       18.58%
Savings                                        79,854       32.57%       72,348       30.45%      76,009       31.62%
Time certificates < $100,000                   72,620       29.61%       75,251       31.67%      78,323       32.58%
Time certificates >= $100,000                  45,979       18.75%       44,445       18.70%      41,410       17.22%
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              $245,208      100.00%     $237,613      100.00%    $240,424      100.00%
----------------------------------------------------------------------------------------------------------------------

(1)  NOW and money market accounts.

The composition of average deposits and the fluctuations therein at March 31 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

Long-Term Debt

On March 17, 2000, the Company drew $5,000,000 under its credit facility with the FHLB. The $5,000,000 advance, which will mature March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate advance on or after March 17, 2001 at the option of the FHLB. Proceeds from the advance were used to fund the

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

purchase of various U.S. Agency securities. Mortgage-backed securities with aggregate carrying values of approximately $10.7 million were pledged to collateralize current and future advances under this line of credit. No amounts were drawn against this line at December 31, 1999.

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

The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at March 31, 2000:

--------------------------------------------------------------------------------------------------------------------
                                                                  REPRICING WITHIN
                                               -------------------------------------------------------
                                                                                                 MORE
INTEREST RATE SENSITIVITY                             0 - 3         4 - 12   ONE - FIVE     THAN FIVE
MARCH 31, 2000                                       MONTHS         MONTHS        YEARS         YEARS         TOTAL
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
INTEREST RATE SENSITIVE ASSETS
  Federal funds sold                                $ 2,780              -            -             -       $ 2,780
  Securities(1)                                       2,553        $ 8,191     $101,768       $41,364       153,876
  Loans, gross(2)                                    52,889         21,398       68,499        31,491       174,277
--------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive assets            58,222         29,589      170,267        72,855       330,933
--------------------------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVE LIABILITIES
  Deposits(3)                                       154,349         67,611       23,199            49       245,208
  U.S. Treasury demand note                             744              -            -             -           744
  Federal Home Loan Bank advances                         -              -            -         5,000         5,000
--------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive
         liabilities                                155,093         67,611       23,199         5,049       250,952
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                      $(96,871)      $(38,022)    $147,068       $67,806       $79,981
--------------------------------------------------------------------------------------------------------------------
CUMULATIVE GAP                                     $(96,871)     $(134,893)     $12,175       $79,981
--------------------------------------------------------------------------------------------------------------------
Ratio of cumulative gap to total
         rate sensitive assets                       (29.27)%       (40.76)%       3.68%        24.17%
--------------------------------------------------------------------------------------------------------------------
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities              37.54%         39.43%      104.95%       131.87%
--------------------------------------------------------------------------------------------------------------------
Cumulative gap at December 31, 1999                $(99,992)     $(142,141)     $ 3,459       $75,466
--------------------------------------------------------------------------------------------------------------------
Cumulative gap at March 31, 1999                   $(86,193)     $(119,882)     $ 8,172       $75,795
--------------------------------------------------------------------------------------------------------------------

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

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


As shown in the table above, the Company's gap position improved at March 31, 2000 compared to December 31, 1999 but remained negative through the short-term repricing intervals, totaling $(96,871) at three months and $(134,893) through one-year. A negative gap position indicates that the Company is liability sensitive, and, hence, its rate sensitive liabilities will reprice faster than its rate sensitive assets. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at March 31, 2000 totaled $4,498 at three months and $(33,524) at twelve months. As discussed in earlier sections of this Analysis, loans outstanding jumped an appreciative $7,480,679 or 4.51% since year-end 1999, comprising the largest quarter-end balance since the Alachua divestiture. Management is optimistic that continuing growth in loans outstanding, particularly variable rate loans tied to prime or a similar index, will likewise improve the gap position. Prior to March 31, 2000, declines in loans had necessitated placement of substantial funds in alternative interest-earning assets, principally investment securities with contractual maturities exceeding one year.

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

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------- ------------------ ------------------ -------------------
                                                                    MARCH 31,        December 31,          March 31,
CAPITAL RATIOS(1)                                                     2000               1999                1999
--------------------------------------------------------- ------------------ ------------------ -------------------
(DOLLARS IN THOUSANDS)

  Tier 1 capital:
  Realized stockholders' equity                                     $44,937            $44,028             $41,608
  Intangible assets and other adjustments                           (1,261)            (1,309)             (1,429)
--------------------------------------------------------- ------------------ ------------------ -------------------
    Total Tier 1 capital                                             43,676             42,719              40,179
--------------------------------------------------------- ------------------ ------------------ -------------------
Tier 2 capital:
  Portion of allowance for loan losses                                2,376              2,278               2,206
  Allowable long-term debt                                                -                  -                   -
--------------------------------------------------------- ------------------ ------------------ -------------------
    Total Tier 2 capital                                              2,376              2,278               2,206
--------------------------------------------------------- ------------------ ------------------ -------------------
Total risk-based capital                                            $46,052            $44,997             $42,385
--------------------------------------------------------- ------------------ ------------------ -------------------
Risk-weighted assets                                               $189,073           $181,326            $175,576
--------------------------------------------------------- ------------------ ------------------ -------------------
Risk-based ratios:
  Tier 1 capital                                                     23.10%             23.56%              22.88%
--------------------------------------------------------- ------------------ ------------------ -------------------
  Total risk-based capital                                           24.36%             24.82%              24.14%
--------------------------------------------------------- ------------------ ------------------ -------------------
  Tier 1 leverage ratio                                              12.62%             12.57%              11.92%
--------------------------------------------------------- ------------------ ------------------ -------------------
Realized stockholders' equity to assets                              12.63%             12.82%              12.29%
--------------------------------------------------------- ------------------ ------------------ -------------------
(1) The Company is not subject to the market risk capital guidelines promulgated by the regulatory authorities; these guidelines created Tier 3 capital.

On a per share basis, realized book value rose 2.03% during the three month period to $12.55 at March 31, 2000. Dividends declared totaled $0.10 year-to-date at March 31, 2000, unchanged from 1999 but up substantially, or 50%, from 1998. For specifics on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $31,460 at March 31, 2000 compared to year-end 1999. Movement in interest rates remained the overriding factor in the fair value results. The Financial Condition section of this Analysis contains further details on investment securities and associated fair values.

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in treasury stock. Subsequent to March 31, the Company purchased 144,101 shares of its common stock from one group of shareholders at a purchase price of $17.25 per share. The purchase of the treasury stock decreased the Company's outstanding common stock from 3,580,797 shares to 3,436,696 shares. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $4,514,258. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchase.

Refer to the Other Assets and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid $2,115,500 in dividends to the Company. A $1,500,000 special dividend approved by the regulators helped the Company fund the initial treasury stock purchase described in the preceding section. The additional $615,500 payout represented 25% of the $2,462,000 in regular cash dividends available to the Company in 2000 without prior regulatory approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

RESULTS OF OPERATIONS

Net income grew $162,882 or 14.74% to $1,267,558 at March 31, 2000 from
$1,104,676 in 1999. Similarly, per share earnings for the quarterly period improved $0.04 to $0.35 at March 31, 2000 from $0.31 in 1999. The return on beginning equity increased to 11.52% from 10.81% a year ago and 7.17% in 1998. As further discussed in the next subsection of this Analysis, virtually all of the first quarter earnings improvement at March 31, 2000 was attributable to a 7.13% rise in net interest income. First quarter earnings increased $426,330 or 62.85% in 1999 when compared to the same period in 1998. The most significant factor affecting comparative results was the $457,823 nonrecurring after-tax loss associated with the sale of the central Florida locations in January 1998. The effects of the Alachua divestiture on the Company's results of operations, including the nonrecurring tax effects, were anticipated by management and represented a long-term strategic move to enable the Company to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets.

Net Interest Income

Net interest income increased $261,785 or 7.13% during the first three months of 2000 compared to 1999. Likewise, the net interest margin and net interest spread grew to 5.07% and 3.97%, respectively, from 4.85% and 3.74% in 1999. Interest earnings on loans and investment securities improved $58,924 and $225,897 over same period results in 1999 while earnings on federal funds sold fell $91,006. Overall improvements in average asset balances precipitated the year-to-date results, because asset yields increased only marginally from 1999. Interest expense on deposits and other borrowed funds fell $67,970 or 2.46% during the first quarter of 2000 compared to 1999. The 19 basis point drop in cost of funds resulted from reductions in deposit rates at March 31, 2000 versus 1999. Management, through its Asset/Liability Committee, has aggressively sought repricing opportunities for deposits, particularly in certain Georgia markets. Given the rising rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to increase during the remainder of 2000. The Company incurred interest expense on FHLB advances for the first time during the first quarter of 2000; refer to the Liquidity section of this Analysis for more details. During the first three months of 1999 compared to 1998, net interest income declined $130,833 or 3.44%. A drop in average balances and yields on commercial loans produced most of the 1999 decline. Cash flows from declines in loans and other sources in 1999 were placed in investment securities which yield, on average, considerably less than loans of the same duration.

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The intense competition for loans and deposits continues in 2000 and shows no sign of abating. The high number of new and existing financial institutions in the Company's market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding include utilization of more competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities at March 31 for each of the last three years are provided in the table on the next page.

Noninterest Income and Expense

Noninterest income grew a negligible 1.01%, or $8,390, at March 31, 2000 compared to 1999. A $6,900 gain on investment securities was the major factor in the first quarter results. The other operating portion of noninterest income aggregated $249,174 during the first quarter of 2000. By type and amount, the chief components of other operating income at March 31, 2000 were mortgage origination fees, $24,915; commissions on the sale of credit life insurance (generated by SEB), $54,571; safe deposit box rentals, $43,659; and income on sale of check products, $13,744. Together, these four income items comprised 54.94% of other operating income year-to-date. Salaries and employee benefits increased 6.13% or $88,412 to $1,529,912 at March 31, 2000 compared to 1999. The vast majority, or 84%, of employee expenses were concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2000. Profit-sharing accruals and other fringe benefits represented the remaining 7% and 9% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms at March 31, 2000 and 1999. When compared to the same period in the prior year, net occupancy and equipment expense increased 5.17% or $23,068 year-to-date at March 31, 2000 and 3.83% at March 31, 1999. The increase in both periods derived primarily from higher computer costs, including depreciation expense associated with the new check imaging, internet banking, and voice banking systems. Other operating expenses fell 11.36% or $85,574 year-to-date at March 31, 2000. A net improvement on sales of foreclosed real estate was the principal element in the 2000 results. Other operating expenses declined a moderate 2.79% or $21,610 at March 31, 1999 compared to 1998. Besides marketing and supplies expense, no individual component of other operating expenses aggregated or exceeded 10% of the total at March 31, 2000 or 1999.

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

Costs

Except for overhead costs associated with staff development & implementation of its Year 2000 plan and replacement of one non-critical system at a cost of approximately $5,000, the Company did not, in prior years incur, and has not in 2000 incurred, any significant costs related to the Year 2000 issue. The Company began leasing new operating system hardware in 1998; the newly leased hardware replaced a hardware system owned by the Company that was fully depreciated. Because replacement of the operating system hardware was not accelerated due to Year 2000 issues, the new lease amounts are not being disclosed as Year 2000 costs. The Company has not incurred any incremental Year 2000 costs in regards to its main software system.

For further information regarding Year 2000 matters, refer to the disclosures under Forward-Looking Statements.

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS
EARNED AND RATES PAID

--------------------------------------------------------------------------------------------------------------------------
                                                 2000                       1999                         1998
                                      -------------------------  --------------------------- -----------------------------
AVERAGE BALANCES(6)                    AVERAGE  INCOME/ YIELDS/   AVERAGE  INCOME/  YIELDS/   AVERAGE    INCOME/   YIELDS/
THREE MONTHS ENDED MARCH 31,          BALANCES  EXPENSE  RATES   BALANCES  EXPENSE   RATES    BALANCES   EXPENSE    RATES
------------------------------------- --------- -------- ------  --------  ------- --------- ---------- --------- ---------
(DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans, net(1,2,4)                  $166,406  $ 4,356  10.47%  $164,000  $ 4,287    10.46%   $170,608   $ 4,754    11.15%
   Federal funds sold                    7,273      104   5.72%    16,816      195     4.64%     19,419       262     5.39%
   Taxable investment securities(3)    125,807    1,879   5.98%   111,871    1,663     5.95%     87,671     1,337     6.10%
   Tax-exempt investment
        securities(3,4)                 25,036      476   7.61%    23,399      459     7.85%     17,743       373     8.42%
------------------------------------- --------- -------- ------- --------- -------- --------- ---------- --------- ---------
        Total interest-earning assets $324,522  $ 6,815   8.40%  $316,086  $ 6,604     8.36%   $295,441   $ 6,726     9.11%
------------------------------------- --------- -------- ------- --------- -------- --------- ---------- --------- ---------
LIABILITIES
Interest-bearing liabilities:
   Interest-bearing demand deposits(5) $47,854   $  335   2.80%   $46,973   $  336     2.86%    $39,031    $  289     2.96%
   Savings                              75,827      743   3.92%    74,194      764     4.12%     71,800       815     4.54%
   Time deposits                       118,642    1,596   5.38%   118,201    1,660     5.62%    114,213     1,661     5.82%
   Federal funds purchased                  95        1   5.91%         -        -         -          -         -         -
   U. S. Treasury demand note              711       13   6.42%       497        8     6.26%        966        17     6.84%
   Federal Home Loan Bank advances         824       12   6.00%         -        -         -          -         -         -
------------------------------------- --------- -------- ------- --------- -------- --------- ---------- --------- ---------
       Total interest-bearing
         liabilities                  $243,953  $ 2,700   4.43%  $239,865  $ 2,768     4.62%   $226,010   $ 2,782     4.92%
------------------------------------- --------- -------- ------- --------- -------- --------- ---------- --------- ---------
Excess of interest-earning assets
      over interest-bearing
      liabilities                      $80,569                    $76,221                       $69,431
------------------------------------- --------- -------- ------- --------- -------- --------- ---------- --------- ---------
INTEREST RATE SPREAD                                      3.97%                        3.74%                          4.19%
------------------------------------- --------- -------- ------- --------- -------- --------- ---------- --------- ---------
NET INTEREST INCOME                             $ 4,115                    $ 3,836                        $ 3,944
------------------------------------- --------- -------- ------- --------- -------- --------- ---------- --------- ---------
NET INTEREST MARGIN                                       5.07%                        4.85%                          5.34%
------------------------------------- --------- -------- ------- --------- -------- --------- ---------- --------- ---------
(1) Average loans are shown net of unearned income. Nonperforming loans are included.
(2) Includes loan fees.
(3) Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
(4) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
(5) NOW and money market accounts.
(6) Averages presented generally represent average daily balances.

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RECENT ACCOUNTING PRONOUNCEMENTS

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

                        SOUTHEASTERN BANKING CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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


ITEM 1.           LEGAL PROCEEDINGS
                  (NOT APPLICABLE)


ITEM 2.           CHANGES IN SECURITIES
                  (NOT APPLICABLE)


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  (NOT APPLICABLE)


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders (the Meeting) of the Company was held on April 11, 2000. At the Meeting, the following individuals were elected directors: Leslie H. Blair, David H. Bluestein, Gene F. Brannen, William Downey, Alyson Gray, Cornelius P. Holland, III, Alva J. Hopkins, III, G. Norris Johnson, and S. Michael Little. Votes for all nominees totaled 2,533,583, and votes withheld totaled 51. No votes were cast against any of the nominees.

                  The shareholders also approved setting the number of Directors at 12, with 3 to be vacant until the elected Board deems it in the Company's best interest to fill same. Votes for this proposal were 2,506,846; against, 20,885; and abstained, 5,903 shares. The shareholders further approved the appointment of independent auditors by the Audit Committee. Votes approving the appointment totaled 2,531,465; against, 1,986; and abstained, 183.


ITEM 5.           OTHER INFORMATION
                  (NOT APPLICABLE)


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Index to Exhibits:

                     Exhibit Table                                   Page
                  -------------------                              --------
                  Exhibit 27   Financial Data Schedule
                               Submitted in electronic format only.

                  Exhibit 99   Accountants Report

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



Date:    May 14, 2000
         ------------