Form 10-Q
period 2000-06-30
SOUTHEASTERN BANKING CORP
filed 2000-08-15
CIK 353386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                         COMMISSION FILE NUMBER 2-83157

                        SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                                58-1423423
-------------------------------                                 -------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

            P.O. BOX 455, 1010 NORTHWAY STREET, DARIEN, GEORGIA 31305
--------------------------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)


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

                       YES      [X]            NO       [ ]



As of July 31, 2000, 3,436,696 shares of the Registrant's common stock, par value $1.25 per share, were outstanding.

                        SOUTHEASTERN BANKING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                        (UNAUDITED)
                                                                           JUNE 30,        DECEMBER 31,
                                                                               2000                1999
=======================================================================================================
ASSETS

Cash and due from banks                                               $  15,644,039       $  14,016,035
Federal funds sold                                                               --           2,800,000
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                15,644,039          16,816,035

Investment securities
     Held-to-maturity (market value of approximately $26,915,000
         and $27,476,000 at June 30, 2000 and December 31, 1999)         27,455,462          28,017,607
     Available-for-sale, at market value                                119,691,615         117,893,972
-------------------------------------------------------------------------------------------------------
Total investment securities                                             147,147,077         145,911,579

Loans, gross                                                            179,881,777         167,644,071
     Unearned income                                                     (1,079,075)         (1,649,960)
     Allowance for loan losses                                           (3,525,116)         (3,222,889)
-------------------------------------------------------------------------------------------------------
Loans, net                                                              175,277,586         162,771,222

Premises and equipment, net                                               7,003,435           6,708,814
Intangible assets                                                         1,190,922           1,286,284
Other assets                                                              7,104,641           7,050,954
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $ 353,367,700       $ 340,544,888
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest-bearing deposits                                      $  55,438,831       $  52,670,994
    Interest-bearing deposits                                           241,154,662         237,613,267
-------------------------------------------------------------------------------------------------------
Total deposits                                                          296,593,493         290,284,261

Federal funds purchased                                                     885,000           3,950,000
U. S. Treasury demand note                                                2,497,863           1,909,498
Federal Home Loan Bank advances                                          10,000,000                  --
Other liabilities                                                         2,888,007           3,248,193
-------------------------------------------------------------------------------------------------------
Total liabilities                                                       312,864,363         299,391,952
-------------------------------------------------------------------------------------------------------

Common stock ($1.25 par value; 10,000,000 shares authorized;
       3,580,797 shares issued; 3,436,696 and 3,580,797 shares
       outstanding at June 30, 2000 and December 31, 1999)                4,475,996           4,475,996
Additional paid-in-capital                                                1,391,723           1,391,723
Retained earnings                                                        39,995,136          38,159,815
Treasury stock, at cost (144,101 shares)                                 (2,485,742)                 --
-------------------------------------------------------------------------------------------------------
Realized shareholders' equity                                            43,377,113          44,027,534
Accumulated other comprehensive income - unrealized
       losses on available-for-sale securities, net of tax               (2,873,776)         (2,874,598)
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                               40,503,337          41,152,936
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 353,367,700       $ 340,544,888
=======================================================================================================


                                           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                               QUARTER                        SIX MONTHS
                                                         -----------------------------      ----------------------------
PERIOD ENDED JUNE 30,                                           2000              1999             2000             1999
========================================================================================================================
INTEREST INCOME
    Loans, including fees                                $ 4,603,140       $ 4,244,829      $ 8,937,639      $ 8,520,404
    Federal funds sold                                        19,899            84,653          124,305          280,065
    Investment securities
        Taxable                                            1,938,015         1,841,185        3,816,607        3,504,573
        Tax-exempt                                           310,321           313,043          624,853          616,882
------------------------------------------------------------------------------------------------------------------------
Total interest income                                      6,871,375         6,483,710       13,503,404       12,921,924
------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
    Deposits                                               2,725,685         2,735,130        5,399,389        5,495,607
    Federal funds purchased                                   35,197             3,205           36,199            3,205
    U. S. Treasury demand note                                15,718             7,856           28,960           15,630
    Federal Home Loan Bank advances                          104,198                --          116,531               --
------------------------------------------------------------------------------------------------------------------------
Total interest expense                                     2,880,798         2,746,191        5,581,079        5,514,442
------------------------------------------------------------------------------------------------------------------------

Net interest income                                        3,990,577         3,737,519        7,922,325        7,407,482

PROVISION FOR LOAN LOSSES                                    300,000           300,000          600,000          600,000
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        3,690,577         3,437,519        7,322,325        6,807,482
------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
   Service charges on deposit accounts                       596,814           642,244        1,183,362        1,224,564
   Investment securities gains, net                              (56)               --            6,844               --
   Other operating income                                    249,712           242,838          498,886          494,750
------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                     846,470           885,082        1,689,092        1,719,314
------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
   Salaries and employee benefits                          1,555,103         1,439,853        3,085,015        2,881,353
   Occupancy and equipment, net                              496,863           432,328          966,141          878,538
   Other operating expense                                   685,644           742,158        1,353,390        1,495,478
------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                  2,737,610         2,614,339        5,404,546        5,255,369
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                 1,799,437         1,708,262        3,606,871        3,271,427

INCOME TAX EXPENSE                                           529,925           502,927        1,069,801          961,416
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                               $ 1,269,512       $ 1,205,335      $ 2,537,070      $ 2,310,011
========================================================================================================================

NET INCOME PER AVERAGE SHARE - BASIC                     $      0.37       $      0.34      $      0.72      $      0.65
========================================================================================================================

Average common shares - basic                              3,446,197         3,580,797        3,513,497        3,580,797


                                                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                        ACCUMULATED
                                                          ADDITIONAL                                          OTHER
                                               COMMON        PAID-IN       RETAINED        TREASURY   COMPREHENSIVE
                                                STOCK        CAPITAL       EARNINGS           STOCK          INCOME           TOTAL
===================================================================================================================================
BALANCE, DECEMBER 31, 1998               $  4,475,996   $  1,391,723   $ 34,993,625              --    $    288,953    $ 41,150,297

Comprehensive income:
    Net income                                     --             --      2,310,011              --              --       2,310,011
    Other comprehensive income, net
       of tax effect of $863,118:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                               --             --             --              --      (1,675,464)     (1,675,464)
                                                                                                                       ------------
Comprehensive income                                                                                                        634,547
                                                                                                                       ------------

Cash dividends declared
    ($0.20 per share)                              --             --       (716,159)             --              --        (716,159)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1999                   $  4,475,996   $  1,391,723   $ 36,587,477              --    $ (1,386,511)   $ 41,068,685
===================================================================================================================================

BALANCE, DECEMBER 31, 1999               $  4,475,996   $  1,391,723   $ 38,159,815              --    $ (2,874,598)   $ 41,152,936

Comprehensive income:
    Net income                                     --             --      2,537,070              --              --       2,537,070
    Other comprehensive income, net
       of tax effect of $423:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                               --             --             --              --             822             822
                                                                                                                       ------------
Comprehensive income                                                                                                      2,537,892
                                                                                                                       ------------

Cash dividends declared
    ($0.20 per share)                              --             --       (701,749)             --              --        (701,749)

Acquisition of treasury stock                      --             --             --      (2,485,742)             --      (2,485,742)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000                   $  4,475,996   $  1,391,723   $ 39,995,136    $ (2,485,742)   $ (2,873,776)   $ 40,503,337
===================================================================================================================================

                                                                       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


SIX MONTHS ENDED JUNE 30,                                                        2000            1999
=====================================================================================================
OPERATING ACTIVITIES
    Net income                                                           $  2,537,070    $  2,310,011
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                             600,000         600,000
        Depreciation                                                          430,034         473,291
        Amortization and accretion, net                                        92,655         135,524
        Investment securities gains, net                                       (6,844)             --
        Net gains on sales of other real estate                               (94,591)         (5,475)
        Changes in assets and liabilities:
         Increase in other assets                                            (499,152)       (209,228)
         Decrease in other liabilities                                        (95,120)         (8,484)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   2,964,052       3,295,639
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Principal collections and maturities of investment securities:
         Held-to-maturity                                                   1,951,400         760,000
         Available-for-sale                                                 3,452,881      43,524,451
       Proceeds from sales of investment securities available-for-sale      2,996,719              --
       Purchases of investment securities held-to-maturity                 (1,396,354)     (4,962,186)
       Purchases of investment securities available-for-sale               (8,229,345)    (63,357,623)
       Net (increase) decrease in loans                                   (12,928,054)        566,613
       Proceeds from sales of other real estate                               290,129         231,341
       Capital expenditures, net                                             (653,464)       (466,427)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (14,516,088)    (23,703,831)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Net increase in deposits                                              6,309,232       1,912,223
      Net decrease in federal funds purchased                              (3,065,000)        410,000
      Net increase in U. S. Treasury demand note                              588,365       1,141,191
      Proceeds from Federal Home Loan Bank advances                        10,000,000              --
      Purchase of treasury stock                                           (2,485,742)             --
      Dividends paid                                                         (966,815)     (1,026,615)
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  10,380,040       2,436,799
-----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (1,171,996)    (17,971,393)
Cash and cash equivalents at beginning of year                             16,816,035      30,134,719
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                     $ 15,644,039    $ 12,163,326
=====================================================================================================

SUPPLEMENTAL DISCLOSURE
   CASH PAID DURING THE PERIOD
       Interest                                                          $  5,703,441    $  5,532,225
       Income taxes                                                      $  1,130,000    $  1,102,000
   NONCASH INVESTING AND FINANCING ACTIVITIES
       Real estate acquired through foreclosure                          $     67,720    $    999,212
       Loans made in connection with sales of foreclosed real estate     $    246,030    $    301,609


                                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.       ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

         The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefit and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.       FEDERAL HOME LOAN BANK ADVANCES

         During the first six months of 2000, the Company drew two advances totaling $10.0 million under its credit facility with the Federal Home Loan Bank of Atlanta (FHLB). The first advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The 5.0 million advance is convertible into a three-month Libor-based floating rate advance on or after March 17, 2001 at the option of the FHLB. Proceeds from the advance were used to fund the purchase of various U.S. Agency securities. The second $5.0 million advance, which matures December 1, 2000, accrues interest at an effective rate of 7.15%, payable monthly. Proceeds from the second advance were used to meet general liquidity needs. Maximum borrowings under this credit facility approximate 16% of the bank subsidiary's total assets; at June 30, 2000, unused borrowings aggregated approximately $46.4 million. Mortgage-backed securities with aggregate carrying values of approximately $10.4 million were pledged to collateralize current and future advances under this line of credit. No amounts were drawn against this line at December 31, 1999.

4.       TREASURY STOCK

         In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in treasury stock. On April 7, 2000, the Company purchased 144,101 shares of its common stock from one

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


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

Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. For additional information regarding the sale of the Alachua offices, refer to the disclosures provided under Results of Operations. SEB's assets totaled approximately $352,653,000 at June 30, 2000 versus $352,452,000 at March 31,
2000 and $339,801,000 at year-end 1999.

Additionally, prior to mid-1998, the Company had no subsidiaries other than commercial banks. In 1998, the Company formed an insurance subsidiary, SBC Financial Services, Inc. (SBCF), to sell insurance and annuity products, initially to customers in Georgia. The Company has invested $100,000 in SBCF to-date and expects to make additional capital investments in SBCF during its first few years of operation. As it develops, SBCF is expected to supplement and grow existing noninterest income, thereby increasing the Company's profitability and shareholder value. The insurance subsidiary had a nominal impact on the Company's financial condition and results of operations during the first half of 2000.

FINANCIAL CONDITION

Consolidated assets exceeded $353 million at June 30, 2000, up $12,822,812 or 3.77% from year-end 1999 and up $12,371,506 or 3.63% from June 30, 1999. The growth in total assets since 1999 has ensued from growth in deposits and other funding sources, including advances from the Federal Home Loan Bank (FHLB). Additional details on deposits and the FHLB advances are provided in the Liquidity section of this Analysis. During the year-earlier period, total assets increased 0.91% or $3,062,862.

Investment Securities

On a carrying value basis, investment securities grew $1,235,498 or 0.85% since year-end 1999. Purchases of securities during the six month period approximated $9,626,000, and redemptions, $8,394,000. Proceeds from a $5 million FHLB advance funded the majority of the net securities purchases during the first half of 2000. Consistent with 1999 levels, securities comprised 46% of earning assets at June 30, 2000. No significant changes have occurred in the investment securities mix since

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

1999. The amortized cost and estimated fair value of investment securities are delineated in the table below:

--------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES BY CATEGORY                        AMORTIZED      UNREALIZED      UNREALIZED             FAIR
JUNE 30, 2000                                                 COST           GAINS          LOSSES            VALUE
--------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Available-for-sale:
     U.S. Treasury and U.S.
       Government agencies                                $102,169              --         $ 3,158          $99,011
     Mortgage-backed securities                             20,789           $   2           1,198           19,593
     Equity securities                                       1,088              --              --            1,088
--------------------------------------------------------------------------------------------------------------------
                                                           124,046               2           4,356          119,692
Held-to-maturity:
     States and political subdivisions                      27,455             184             724           26,915
--------------------------------------------------------------------------------------------------------------------
Total investment securities                               $151,501          $  186         $ 5,080         $146,607
===================================================================================================================

As shown, the market value of the securities portfolio remained approximately 3% below the cost basis at mid-year 2000; refer to the Capital Adequacy section of this Analysis for more details. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew $5,327,912 since the first quarter, or $12,808,591 year-to-date, to exceed $178 million at June 30, 2000. Appreciatively, quarter-end loans at June 30, 2000 comprised the largest quarter-end balance in over two years. The net loans to deposits ratio totaled 60.29% at mid-year 2000 versus 57.18% at December 31, 1999 and 55.21% a year ago. Growth in the commercial and real estate-construction portfolios fueled the 2000 improvement to-date. Reversing 1999 declines, gross commercial loans increased $7,790,000 or 11.54% at mid-year 2000 compared to December 31, 1999. The majority, or 61%, of the improvement in the commercial portfolio was attributable to growth in nonfarm real estate loans. Management has initiated various programs to increase loan production and is optimistic that commercial loan volumes throughout 2000 will, on average, continue to exceed 1999 levels. Programs initiated to increase loan production emphasize utilization of competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Real estate-construction loans grew a considerable $3,400,000 or 107.56% at June 30, 2000 compared to December 31, 1999. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The real-estate construction portfolio is expected to decline moderately during the remainder of 2000 as various large land development loans originated in the first quarter paydown. Although commercial and real estate-construction loans grew, consumer loans fell $757,000 or 2.03% year-to-date. A softening of consumer demand in the Company's trade areas was the prime element in the year-to-date results. Consumer loans remain the Company's highest-yielding interest-earning assets, and the Company is

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

committed to reversing the decline in this portfolio. During the same period last year, net loans declined $2,109,682 or 1.28%. A drop in commercial loans outstanding was the principal factor in the 1999 results. Loans outstanding are presented by type in the table below:

-------------------------------------------------------------------------------------------------------------------
                                                                   JUNE 30,       DECEMBER 31,            JUNE 30,
LOANS BY CATEGORY                                                      2000               1999                1999
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Commercial, financial, and agricultural                             $75,305            $67,515             $65,479
Real estate - construction                                            6,561              3,161               2,767
Real estate - mortgage(1)                                            61,461             59,656              60,633
Consumer, including credit cards                                     36,555             37,312              36,154
-------------------------------------------------------------------------------------------------------------------
         Loans, gross                                               179,882            167,644             165,033
         Unearned income                                              1,079              1,650               2,382
-------------------------------------------------------------------------------------------------------------------
              Loans, net                                           $178,803           $165,994            $162,651
==================================================================================================================

(1) Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2000 and December 31, 1999, gross loans secured by real estate approximated $112,968,000 and $103,170,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $18,380,000 at June 30, 2000; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

UNEARNED INCOME

Primarily reflecting accounting changes made to comply with new tax legislation, unearned income declined considerably at June 30, 2000 versus the other periods presented. Specifically, effective January 1999, the IRS prohibits the use of any method other than the constant, or level, yield method in computing interest income on short-term consumer loans. Although interest income on most loans has been recognized using the level yield method, interest income on certain loans was recognized using the sum-of-the-months digit method. In general, the posting of loans under the sum-of-the-months digit method created unearned interest balances and accelerated interest income recognition. As no new loans will be booked under the sum-of-the-months digit method and, further, as pre-1999 loans mature or are otherwise redeemed, the interest portion of the unearned balance is expected to wane. Additionally, the change in timing of interest recognition on certain short-term consumer loans is projected to lower interest income by approximately $55,000 in fiscal 2000 as compared to 1999; in 1999, the change in interest recognition lowered interest income by an estimated $135,000. More details on the Company's accounting and reporting policies on loans and related income are contained in the footnotes accompanying the 1999 10-K filing.

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets aggregated $1,454,000, or less than 0.42% of total assets, at mid-year

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

2000. Nonperforming loans, the largest component of nonperforming assets, approximated $906,000 at mid-year 2000, down $136,000 or 13.05% since December 31, 1999 and down $434,000 or 32.39% since mid-year 1999. As a percent of net loans, nonperforming loans totaled 0.51% at June 30, 2000 versus 0.63% and 0.82% at year-end 1999 and June 30, 1999. Approximately 97% of the improvement in nonperforming loans since 1999 was attributable to reductions in nonaccrual balances. Nonaccrual balances have not been adjusted for the portion of such loans wholly or partially guaranteed by the U.S. Small Business Administration. For the three periods presented, such guarantees would have reduced nonaccrual balances by $38,000, $44,000, and $51,000. At June 30, 2000, 92.49% of
nonperforming loan balances pertained to four separate borrowers; more significantly, $640,000 or 70.64% pertained to merely two borrowers and 39% to a solo borrower. The allowance for loan losses approximated 3.89X the nonperforming loans balance at mid-year 2000 versus 3.03X a year ago. Foreclosed real estate balances fell $591,000 or 51.89% since mid-year 1999 to $548,000 at June 30, 2000. More than 70% of foreclosed real estate balances at June 30 were derived from funding originally extended to three separate borrowers; further segregated, 58.21% of total balances applied to two borrowers. Foreclosed real estate balances remained concentrated in residential real estate at June 30, 2000. Loans to six separate borrowers comprised $487,000 or 28.33% of loans past due 90 plus days at June 30, 2000; management is unaware of any other material concentrations within these past due balances. Details on a certain group of loans that composed the majority of the fluctuations in nonperforming asset balances last year are provided in later sections of this Analysis. The table below provides further information about nonperforming assets and loans past due 90 days or more:

-------------------------------------------------------------------------------------------------------------------
                                                                   JUNE 30,       DECEMBER 31,            JUNE 30,
NONPERFORMING ASSETS                                                   2000               1999                1999
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Nonaccrual loans:
         Commercial, financial, and agricultural                      $ 454              $ 492               $ 575
         Real estate - construction                                       -                  -                  83
         Real estate - mortgage                                          90                175                 295
         Consumer, including credit cards                                 8                 18                  21
-------------------------------------------------------------------------------------------------------------------
              Total nonaccrual loans                                    552                685                 974
Restructured loans(1)                                                   354                357                 366
-------------------------------------------------------------------------------------------------------------------
              Total nonperforming loans                                 906              1,042               1,340
Foreclosed real estate(2)                                               548                858               1,139
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                           $1,454             $1,900              $2,479
==================================================================================================================
Accruing loans past due 90 days or more                              $1,719             $1,467              $1,559
==================================================================================================================

(1)  Does not include restructured loans that yield a market rate.
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

All known potential problem loans were included in nonperforming loans for the three periods presented.

SIGNIFICANT PROBLEM LOANS. Prior to June 30, 1999, a group of loans, primarily real estate, with principal balances approximating $1,295,000 were recognized as significantly impaired. During 1999, these problem loans were charged-off in excess of $500,000 to their estimated net realizable values. The real estate collateral underlying the balance, or $758,000, of these loans was acquired by foreclosure and classified as other real estate; through July 31, 2000, $694,000 or 92% of the acquired properties had been sold to third parties. No material losses, if any, are expected on the sale of the remaining other real

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

estate parcels. This group of loans accounted for the majority of the fluctuations in nonperforming asset balances during 1999 and, to a lesser extent, in 2000 as well. Management has diligently pursued remedies under law in seeking to recover the charge-offs on these loans but deems any material recovery unlikely.

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

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance to net loans ratio totaled 1.97% at mid-year 2000, up 3 basis points from year-end 1999. Net charge-offs totaled $297,774, down substantially, or $547,693, from 1999's $845,467, which was up $580,496 from June 30, 1998. Approximately 63% of the high charge-offs at June 30, 1999 were attributable to the problem loans discussed earlier. Long-term strategies implemented by management to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. Management is optimistic that charge-off volumes in 2000 will remain substantially below 1999 levels. The quarterly and six month provision from income totaled $300,000 and $600,000 at June 30, 2000, unchanged from the year-earlier period. Activity in the allowance is presented in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES
SIX MONTHS ENDED JUNE 30,                                                        2000          1999           1998
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of year                                $ 3,223       $ 3,407        $ 3,705
Provision for loan losses                                                         600           600            630
Charge-offs:
         Commercial, financial, and agricultural                                   88           393            130
         Real estate - construction                                                 -           335              -
         Real estate - mortgage                                                    55            95             33
         Consumer, including credit cards                                         415           456            368
-------------------------------------------------------------------------------------------------------------------
                  Total charge-offs                                               558         1,279            531
-------------------------------------------------------------------------------------------------------------------
Recoveries:
         Commercial, financial, and agricultural                                   18           204             46
         Real estate - construction                                                 -             -              -
         Real estate - mortgage                                                    18            18              5
         Consumer, including credit cards                                         224           211            215
-------------------------------------------------------------------------------------------------------------------
                  Total recoveries                                                260           433            266
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                   298           846            265
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at June 30                                          $ 3,525       $ 3,161        $ 4,070
==================================================================================================================
Net loans outstanding(1) at June 30                                          $178,803      $162,651       $161,943
==================================================================================================================
Average net loans outstanding(1) at June 30                                  $171,359      $163,422       $166,570
==================================================================================================================
Ratios:
         Allowance to net loans                                                 1.97%         1.94%          2.51%
==================================================================================================================
         Net charge-offs to average loans (annualized)                          0.35%         1.04%          0.32%
==================================================================================================================
         Provision to average loans (annualized)                                0.70%         0.73%          0.76%
==================================================================================================================

(1) Net of unearned income

Management believes the allowance was adequate at June 30, 2000 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management has budgeted a loan loss provision of $600,000 for the second half of 2000.

Other Assets

Capital expenditures exceeded $653,000 during the first six months of 2000. Final payments on the check imaging, internet banking, and voice banking systems comprised the bulk of the 2000 expenditures to-date. Additional funds were expended on the purchase of new vehicles for the bank fleet and the installation of new drive-in units and ATMs at various locations. As projected, the total cost of the check imaging system, including the down payment made in mid-1999, approximated $700,000. The managerial decision to purchase the check imaging system was predicated on the following known benefits:

         o Customer Service. The imaging system supplements and otherwise enhances existing customer service by providing, on paper or electronic device, compact statements and other

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

            documents that are easier to read, store, and reconcile than existing alternatives. The system also facilitates faster retrieval of documents for customer research. Both commercial and consumer customers benefit.

         o Lower Overhead. The imaging system reduces certain overhead costs inherent in document processing, including postage, proof maintenance, supplies, and personnel expense.

         o Competitive Edge. The imaging system provides an additional marketing tool for promoting SEB services.

The imaging system was fully operational by February 29, 2000.

The remaining costs relative to the internet, or PC, and voice banking systems aggregated approximately $30,000. Like the imaging system, the internet and voice banking systems augment existing customer service and provide competitive advantages in promoting and selling SEB services. With the voice banking system, customers can access account balance and other information with one quick phone call, 24 hours a day, 7 days a week. The internet banking system available through the Company's website at WWW.SOUTHEASTERNBANK.COM serves as an alternative delivery channel for many bank services: Customers can open and monitor accounts on-line, transfer funds, e-mail customer service representatives, and pay bills, all at customer convenience. Commercial customers, particularly those with large transactional volumes, can further utilize the bill paying, direct deposit, and ACH capabilities of the internet banking system as part of cash, or treasury, management. Implementation of both the internet and voice banking systems was completed during the first quarter.

The Company had no material plans or commitments for capital expenditures as of June 30, 2000. The computer expenditures made in 2000 and other periods referenced were not made because of, and do not constitute costs of, the Year 2000. For particulars on the Company's transition to the Year 2000 and costs adhering to same, refer to the Year 2000 section of this Analysis.

Adjusted for the net reductions in foreclosed real estate previously mentioned, other assets jumped $364,432 or 5.89% at June 30, 2000 compared to year-end 1999. An increase in interest receivables was the predominant factor in the year-to-date results. Accruals derived from overall higher loan volumes produced most of the interest receivables growth. The decline in intangible assets was attributable to regular amortization. Deposit base premiums and goodwill compose the intangible assets balance.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2000, loans(1) and investment securities with carrying values exceeding $54 million and $6 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, comprised 85% of the funding base at June 30, 2000 compared to 83% at year-end 1999. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

purchased, and FHLB advances, totaled $13,382,863 at mid-year 2000 versus $5,859,498 at December 31, 1999. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at June 30, 2000 totaled $3,000,000, of which $2,497,863 was outstanding and $502,137 undrawn. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,115,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB's total assets; at June 30, 2000, unused borrowings approximated $46.4 million. Refer to the subsection entitled FHLB Advances for details on the Company's outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits exceeded $296 million at June 30, 2000, increasing $6,309,232 or 2.17% since December 31, 1999. Noninterest-bearing deposits grew $2,767,837 or 5.25%, while interest-bearing deposits climbed $3,541,395 or 1.49%. Noninterest-bearing deposits comprised 18.69%, and interest-bearing deposits, 81.31%, of total deposits at June 30, 2000. The distribution of interest-bearing balances at June 30, 2000 and certain comparable quarter-end dates is shown in the table below:

---------------------------------------------------------------------------------------------------------------------
                                                     JUNE 30, 2000         DECEMBER 31, 1999            JUNE 30, 1999
---------------------------------------------------------------------------------------------------------------------
                                                           PERCENT                   PERCENT                  PERCENT
DEPOSITS                                     BALANCES     OF TOTAL     BALANCES     OF TOTAL    BALANCES     OF TOTAL
---------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Interest-bearing demand deposits(1)           $47,926       19.87%      $45,569       19.18%     $43,530       18.10%
Savings                                        77,076       31.96%       72,348       30.45%      75,130       31.25%
Time certificates < $100,000                   71,031       29.46%       75,251       31.67%      77,121       32.08%
Time certificates >= $100,000                  45,122       18.71%       44,445       18.70%      44,657       18.57%
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              $241,155      100.00%     $237,613      100.00%    $240,438      100.00%
====================================================================================================================

(1) NOW and money market accounts.

The composition of average deposits and the fluctuations therein at June 30 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

During the first six months of 2000, the Company drew two advances totaling $10.0 million under its credit facility with the FHLB. The first advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5.0 million advance is convertible into a three-month Libor-based floating rate on or after March 17, 2001 at the option of the FHLB. Proceeds from the advance were used to fund the purchase of various U.S. Agency securities. The second $5.0 million advance, which matures December 1, 2000, accrues interest at an effective interest rate of 7.15%, payable monthly. Proceeds from the second advance were used to meet general liquidity needs.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Mortgage-backed securities with aggregate carrying values of approximately $10.4 million were pledged to collateralize current and future advances under this line of credit. No amounts were drawn against this line at December 31, 1999.

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

The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at June 30, 2000:

--------------------------------------------------------------------------------------------------------------------
                                                                  REPRICING WITHIN
                                               -------------------------------------------------------
                                                                                                 MORE
INTEREST RATE SENSITIVITY                              0 - 3        4 - 12   ONE - FIVE     THAN FIVE
JUNE 30, 2000                                         MONTHS        MONTHS        YEARS         YEARS         TOTAL
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
INTEREST RATE SENSITIVE ASSETS
  Securities(1)                                     $  2,307       $ 5,939     $102,437       $39,730      $150,413
  Loans, gross(2)                                     54,219        26,079       69,652        29,380       179,330
--------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive assets             56,526        32,018      172,089        69,110       329,743
--------------------------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVE LIABILITIES
  Deposits(3)                                        157,138        58,797       25,194            26       241,155
  Federal funds purchased                                885             -            -             -           885
  U.S. Treasury demand note                            2,498             -            -             -         2,498
  Federal Home Loan Bank advances                          -         5,000            -         5,000        10,000
--------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive
         liabilities                                 160,521        63,797       25,194         5,026       254,538
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                     $(103,995)     $(31,779)     $146,895       $64,084       $75,205
====================================================================================================================
CUMULATIVE GAP                                    $(103,995)    $(135,774)      $11,121       $75,205
====================================================================================================================
Ratio of cumulative gap to total
         rate sensitive assets                       (31.54)%      (41.18)%        3.37%        22.81%
====================================================================================================================
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities              35.21%        39.47%       104.46%       129.55%
====================================================================================================================
Cumulative gap at December 31, 1999                $(99,992)    $(142,141)      $ 3,459       $75,466
====================================================================================================================
Cumulative gap at June 30, 1999                    $(90,723)    $(136,074)    $ (3,362)       $76,754
====================================================================================================================

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

As shown in the table above, the Company's gap position remained negative through the short-term repricing intervals at June 30, 2000, totaling $(103,995) at three months and $(135,774) through one-year. A negative gap position indicates that the Company is liability sensitive, and, hence, its rate sensitive liabilities will reprice faster than its rate sensitive assets. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at June 30, 2000 totaled $(4,110) at three months and $(35,889) at twelve months. As discussed in earlier sections of this Analysis, loans outstanding jumped an appreciative $12,808,591 or 7.72% since year-end 1999, comprising the largest quarter-end balance since the Alachua divestiture. Management is optimistic that continuing growth in loans outstanding, particularly variable rate loans tied to prime or a similar index, will likewise improve the gap position. In prior periods, declines in loans had necessitated placement of substantial funds in alternative interest-earning assets, principally investment securities with contractual maturities exceeding one year.

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

(1)(2)  See notes 1 and 2 on preceding page.

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily shareholders' equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a "well-capitalized" institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. The Company is committed to maintaining its well-capitalized status.

Due to the purchase of treasury stock, capital ratios declined at June 30, 2000 compared to 1999. Capital ratios for the most recent periods are presented in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------------------------------------------
                                                                   JUNE 30,       DECEMBER 31,            JUNE 30,
CAPITAL RATIOS(1)                                                      2000               1999                1999
-------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Tier 1 capital:
  Realized shareholders' equity                                     $43,377            $44,028             $42,455
  Intangible assets and other adjustments                           (1,213)            (1,309)             (1,391)
-------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                             42,164             42,719              41,064
------------------------------------------------------------------------------------------------------------------
Tier 2 capital:
  Portion of allowance for loan losses                                2,425              2,278               2,244
  Allowable long-term debt                                                -                  -                   -
------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                              2,425              2,278               2,244
------------------------------------------------------------------------------------------------------------------
Total risk-based capital                                            $44,589            $44,997             $43,308
==================================================================================================================
Risk-weighted assets                                               $192,873           $181,326            $178,588
==================================================================================================================
Risk-based ratios:
  Tier 1 capital                                                     21.86%             23.56%              22.99%
==================================================================================================================
  Total risk-based capital                                           23.12%             24.82%              24.25%
==================================================================================================================
  Tier 1 leverage ratio                                              11.96%             12.57%              12.08%
==================================================================================================================
Realized shareholders' equity to assets                              12.18%             12.82%              12.41%
==================================================================================================================

(1) The Company is not subject to the market risk capital guidelines promulgated by the regulatory authorities; these guidelines created Tier 3 capital.

On a per share basis, realized book value rose 2.60% during the six month period to $12.62 at June 30, 2000. Dividends declared totaled $0.20 year-to-date at June 30, 2000, unchanged from 1999 but up substantially, or 50%, from 1998. For specifics on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved a slight $822 at June 30, 2000 compared to year-end 1999. Movement in interest rates remained the overriding factor in the fair value results. The Financial Condition section of this Analysis contains further details on investment securities and associated fair values.

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in treasury stock. On April 7, 2000, the Company purchased 144,101 shares of its common stock from one group of shareholders at a purchase price of $17.25 per share. The purchase of the treasury stock decreased the Company's outstanding common stock from 3,580,797 shares to 3,436,696 shares. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $4,514,258. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, 1999 and other prior period amounts have not been restated to reflect the treasury stock purchase.

Refer to the Other Assets and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid $2,731,000 in dividends to the Company. A $1,500,000 special dividend approved by the regulators helped the Company fund the initial treasury stock purchase described in the preceding section. The additional $1,231,000 payout represented 50% of the $2,462,000 in regular cash dividends available to the Company in 2000 without prior regulatory approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.


RESULTS OF OPERATIONS

Net income for the 2000 second quarter aggregated $1,269,512 or $0.37 per share, up $64,177 or 5.32% from the 1999 second quarter but virtually unchanged from the 2000 first quarter. Year-to-date, net income grew $227,059 or 9.83% to $2,537,070 at June 30, 2000 from $2,310,011 in 1999. Similarly, per share income for the half-year period improved $0.07 to $0.72 at June 30, 2000 from $0.65 in 1999. As further discussed in the next subsection of this Analysis, the earnings improvement at June 30, 2000 was attributable to a 6.95% rise in net interest income. Six month earnings increased $492,858 or 27.12% in 1999 when compared to the same period in 1998. The most significant factor affecting comparative results was the $457,823 nonrecurring after-tax loss associated with the sale of the central Florida locations in January 1998. The effects of the Alachua divestiture on the Company's results of operations, including the nonrecurring tax effects, were anticipated by management and represented a long-term strategic move to enable the Company to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets.

Net Interest Income

Net interest income grew $253,058 or 6.77% during the second quarter of 2000 compared to 1999. For the year-to-date period, net interest income exceeded $7,922,000, improving $514,843 or 6.95% from 1999. Likewise, the net interest margin and net interest spread increased to 5.06% and 3.96%, respectively, from 4.88% and 3.77% a year ago. Interest earnings on loans and investment securities improved $417,235 and $320,005 over year-to-date results in 1999 while earnings on federal funds sold fell $155,760. Overall improvements in average asset balances precipitated the year-to-date results, because asset yields increased only marginally from 1999. Although interest expense on deposits fell $96,218 or 1.75%, interest expense on other borrowed funds increased $162,855, resulting in a $66,637 or 1.21% hike in total interest expense year-to-date. Refer to the Liquidity section of this Analysis for more details on FHLB advances and other borrowed funds. As a group, cost of funds remained slightly below 1999 levels, totaling 4.51% at June 30, 2000 versus 4.59% at June 30, 1999. The 8 basis point drop in cost of funds resulted from reductions in deposit rates at June 30, 2000 versus 1999. Given the rising rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to increase during the remainder of 2000 as deposits and other funds reprice at higher levels. During the first six months of 1999 compared to 1998, net interest income declined $123,362 or 1.64%. A drop in average balances and yields on commercial loans produced most of the 1999 decline. Cash flows from declines in loans and other sources in 1999 were placed in investment securities which yield, on average, considerably less than loans of the same duration.

The intense competition for loans and deposits continues in 2000 and shows no sign of abating. The high number of new and existing financial institutions in the Company's market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding include utilization of more competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities at June 30 for each of the last three years are provided in the table on the next page.

Noninterest Income and Expense

Noninterest income declined $30,222 or 1.76% year-to-date at June 30, 2000 compared to 1999. A $41,202 drop in service charges on deposit accounts was the main element in the six month results. The other operating portion of noninterest income aggregated $498,886 during the first half of 2000. By type and amount, the chief components of other operating income at June 30, 2000 were mortgage origination fees, $78,234; commissions on the sale of credit life insurance (generated by SEB), $109,992; safe deposit box rentals, $55,113; and income on sale of check products, $30,257. Together, these four income items comprised 54.84% of other operating income year-to-date. Salaries and employee benefits rose an additional $115,250 during the second quarter, or $203,662 during the six month period, to $3,085,015 year-to-date at June 30, 2000 compared to 1999. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2000. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 9% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms at June 30, 2000 and 1999. When compared to the same period in the prior year, net occupancy and equipment expense increased 9.97% or $87,603 year-to-date at June 30, 2000 and 3.76% at June 30, 1999. The increase in both periods resulted largely from higher computer costs, including depreciation expense associated with the new check imaging, internet banking, and voice banking systems. Other operating expenses fell 9.50% or $142,088 at June 30, 2000 compared to 1999. A net improvement on sales of foreclosed real estate was the key factor in the 2000 results. Other operating expenses grew $26,942 or 1.83% at June 30, 1999 compared to 1998. Besides marketing and supplies expense, no individual component of other operating expenses aggregated or exceeded 10% of the total at June 30, 2000 or 1999.

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

=================================================================================================================================
                                                        2000                         1999                         1998
                                      ------------------------------------------------------------------------------------------
AVERAGE BALANCES(6)                         AVERAGE    INCOME/  YIELDS/   AVERAGE   INCOME/  YIELDS/   AVERAGE   INCOME/  YIELDS/
SIX MONTHS ENDED JUNE 30,                  BALANCES   EXPENSE    RATES   BALANCES  EXPENSE    RATES   BALANCES  EXPENSE    RATES
================================================================================================================================
(DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans, net(1)(2)(4)                     $171,359   $ 8,994   10.50%   $163,422  $ 8,545   10.46%   $166,570  $ 9,327   11.20%
   Federal funds sold                         4,299       124    5.77%     11,931      280    4.69%     16,826      459    5.46%
   Taxable investment securities(3)         127,241     3,817    6.01%    118,137    3,505    5.94%     96,564    2,913    6.03%
   Tax-exempt investment securities(3)(4)    24,885       946    7.60%     23,969      933    7.79%     18,512      765    8.26%
-------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets      $327,784   $13,881    8.47%   $317,459  $13,263    8.36%   $298,472  $13,464    9.02%
-------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing demand deposits(5)      $47,248    $  664    2.81%    $45,488   $  651    2.86%    $39,333   $  591    2.99%
   Savings                                   76,743     1,544    4.02%     74,616    1,511    4.05%     72,578    1,663    4.58%
   Time deposits                            117,815     3,191    5.42%    119,426    3,334    5.58%    114,785    3,366    5.86%
   Federal funds purchased                    1,027        36    6.75%        142        3    4.75%          -        -        -
   U. S. Treasury demand note                   994        29    5.84%        660       16    4.85%        996       27    5.42%
   Federal Home Loan Bank advances            3,737       117    6.26%          -        -        -          -        -        -
-------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities  $247,564   $ 5,581    4.51%   $240,332  $ 5,515    4.59%   $227,692  $ 5,647    4.96%
===============================================================================================================================
Excess of interest-earning assets
      over interest-bearing liabilities     $80,220                       $77,127                      $70,780
===============================================================================================================================
INTEREST RATE SPREAD                                             3.96%                        3.77%                        4.06%
===============================================================================================================================
NET INTEREST INCOME                                   $ 8,300                      $ 7,748                      $ 7,817
===============================================================================================================================
NET INTEREST MARGIN                                              5.06%                        4.88%                        5.24%
===============================================================================================================================

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements affecting the Company are discussed in Note 2 to the Consolidated Financial Statements and, further, in the 1999 Form 10-K previously filed with the Securities and Exchange Commission.

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

ITEM 2.           CHANGES IN SECURITIES
                  (NOT APPLICABLE)

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  (NOT APPLICABLE)

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  (NOT APPLICABLE)

ITEM 5.           OTHER INFORMATION
                  (NOT APPLICABLE)

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Index to Exhibits:

                                        EXHIBIT TABLE                                            PAGE
                  --------------------------------------------------------------------           ----
                  Exhibit 27        Financial Data Schedule
                                       Submitted in electronic format only.

                  Exhibit 99        Report of Independent Certified Public Accountants

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


                             SOUTHEASTERN BANKING CORPORATION
                             (REGISTRANT)


                             By: /s/ S. MICHAEL LITTLE
                                 -----------------------------------------------
                                 S. MICHAEL LITTLE, EXECUTIVE VICE PRESIDENT

                             By: /s/  ALYSON GRAY
                                 -----------------------------------------------
                                 ALYSON GRAY, VICE PRESIDENT

Date:   AUGUST 14, 2000
      -------------------