Form 10-Q
period 2000-09-30
SOUTHEASTERN BANKING CORP
filed 2000-11-14
CIK 353386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from....................to .................

                         Commission file number 2-83157

                        SOUTHEASTERN BANKING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          GEORGIA                                            58-1423423
 ----------------------------                  --------------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification No.)

            P.O. BOX 455, 1010 NORTHWAY STREET, DARIEN, GEORGIA 31305
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (912) 437-4141
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of October 31, 2000, 3,436,696 shares of the Registrant's common stock, par value $1.25 per share, were outstanding.

                        SOUTHEASTERN BANKING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                 September 30,        December 31,
                                                                                          2000                1999
-------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                             $13,830,417         $14,016,035
Federal funds sold                                                                    1,610,000           2,800,000
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                            15,440,417          16,816,035

Investment securities
     Held-to-maturity (market value of approximately $27,098,000
         and $27,476,000 at September 30, 2000 and December 31, 1999)                27,246,262          28,017,607
     Available-for-sale, at market value                                            119,316,814         117,893,972
-------------------------------------------------------------------------------------------------------------------
Total investment securities                                                         146,563,076         145,911,579

Loans, gross                                                                        174,812,678         167,644,071
     Unearned income                                                                   (905,370)         (1,649,960)
     Allowance for loan losses                                                       (3,578,743)         (3,222,889)
-------------------------------------------------------------------------------------------------------------------
Loans, net                                                                          170,328,565         162,771,222

Premises and equipment, net                                                           6,864,470           6,708,814
Intangible assets                                                                     1,143,241           1,286,284
Other assets                                                                          5,979,164           7,050,954
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $346,318,933        $340,544,888
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest-bearing deposits                                                    $53,496,723         $52,670,994
    Interest-bearing deposits                                                       235,703,909         237,613,267
-------------------------------------------------------------------------------------------------------------------
Total deposits                                                                      289,200,632         290,284,261

Federal funds purchased                                                                      -            3,950,000
U. S. Treasury demand note                                                            1,508,614           1,909,498
Federal Home Loan Bank advances                                                      10,000,000                  -
Other liabilities                                                                     3,150,185           3,248,193
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   303,859,431         299,391,952
-------------------------------------------------------------------------------------------------------------------
Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,436,696 and 3,580,797 shares outstanding at September 30, 2000
       and December 31, 1999)                                                         4,475,996           4,475,996
Additional paid-in-capital                                                            1,391,723           1,391,723
Retained earnings                                                                    40,804,828          38,159,815
Treasury stock, at cost (144,101 shares)                                             (2,485,742)                 -
-------------------------------------------------------------------------------------------------------------------
Realized shareholders' equity                                                        44,186,805          44,027,534
Accumulated other comprehensive income - unrealized
       losses on available-for-sale securities, net of tax                           (1,727,303)         (2,874,598)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           42,459,502          41,152,936
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $346,318,933        $340,544,888
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                       QUARTER                                 NINE MONTHS
                                              ---------------------------------     ---------------------------------------
PERIOD ENDED SEPTEMBER 30,                                2000             1999                       2000            1999
---------------------------------------------------------------------------------------------------------------------------

Interest income
    Loans, including fees                           $4,669,491       $4,271,350                $13,607,130      $12,791,754
    Federal funds sold                                  31,527            6,138                    155,832          286,203
    Investment securities
        Taxable                                      1,894,650        1,908,500                  5,711,257        5,413,073
        Tax-exempt                                     310,289          327,143                    935,142          944,025
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                6,905,957        6,513,131                 20,409,361       19,435,055
---------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
    Deposits                                         2,868,555        2,674,996                  8,267,944        8,170,603
    Federal funds purchased                             15,506           21,550                     51,705           24,755
    U. S. Treasury demand note                          13,725           10,820                     42,685           26,450
    Federal Home Loan Bank advances                    165,727               -                     282,258               -
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                               3,063,513        2,707,366                  8,644,592        8,221,808
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                  3,842,444        3,805,765                 11,764,769       11,213,247

PROVISION FOR LOAN LOSSES                              300,000          300,000                    900,000          900,000
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
losses                                               3,542,444        3,505,765                 10,864,769       10,313,247
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
   Service charges on deposit accounts                 609,874          657,535                  1,793,236        1,882,099
   Investment securities gains, net                         -             3,738                      6,844            3,738
   Other operating income                              239,514          207,354                    738,400          702,104
---------------------------------------------------------------------------------------------------------------------------
Total noninterest income                               849,388          868,627                  2,538,480        2,587,941
---------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                    1,549,199        1,466,825                  4,634,214        4,348,178
   Occupancy and equipment, net                        513,110          454,851                  1,479,251        1,333,389
   Other operating expense                             696,952          674,920                  2,050,342        2,170,398
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                            2,759,261        2,596,596                  8,163,807        7,851,965
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                           1,632,571        1,777,796                  5,239,442        5,049,223

INCOME TAX EXPENSE                                     479,209          528,878                  1,549,010        1,490,294
---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                          $1,153,362       $1,248,918                 $3,690,432       $3,558,929
---------------------------------------------------------------------------------------------------------------------------
NET INCOME PER AVERAGE SHARE - BASIC                  $   0.34         $   0.35                   $   1.06         $   0.99
===========================================================================================================================
Average common shares - basic                        3,436,696        3,580,797                  3,487,710        3,580,797

                    See accompanying notes to consolidated financial statements.

                       SOUTHEASTERN BANKING CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (UNAUDITED)

                                                                                                       ACCUMULATED
                                                            ADDITIONAL                                       OTHER
                                                 COMMON        PAID-IN     RETAINED      TREASURY    COMPREHENSIVE
                                                  STOCK        CAPITAL     EARNINGS         STOCK           INCOME         TOTAL
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                   $4,475,996     $1,391,723  $34,993,625             -       $  288,953   $41,150,297

Comprehensive income:
    Net income                                        -              -    3,558,929             -                -     3,558,929
    Other comprehensive income, net
       of tax effect of $1,166,213:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                                  -              -            -             -       (2,263,825)   (2,263,825)
                                                                                                                     ------------
Comprehensive income                                                                                                   1,295,104
                                                                                                                     ------------
Cash dividends declared
    ($0.30 per share)                                 -              -   (1,074,240)            -                -    (1,074,240)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999                  $4,475,996     $1,391,723  $37,478,314             -      $(1,974,872)  $41,371,161
=================================================================================================================================
BALANCE, DECEMBER 31, 1999                   $4,475,996     $1,391,723  $38,159,815             -      $(2,874,598)  $41,152,936

Comprehensive income:
    Net income                                        -              -    3,690,432             -                -     3,690,432
    Other comprehensive income, net
       of tax effect of $591,031:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                                  -              -            -             -        1,147,295     1,147,295
                                                                                                                     ------------
Comprehensive income                                                                                                   4,837,727
                                                                                                                     ------------
Cash dividends declared
    ($0.30 per share)                                 -              -   (1,045,419)            -                -    (1,045,419)

Acquisition of treasury stock                         -              -            -    (2,485,742)               -    (2,485,742)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2000                  $4,475,996     $1,391,723  $40,804,828  $ (2,485,742)    $ (1,727,303)  $42,459,502
=================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        SOUTHEASTERN BANKING CORPORATION

                             CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                                         2000                1999
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                                     $3,690,432         $ 3,558,929
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                                     900,000             900,000
        Depreciation                                                                  629,970             639,716
        Amortization and accretion, net                                               135,226             193,573
        Investment securities gains, net                                               (6,844)             (3,738)
        Net (gains) losses on sales of other real estate                             (102,600)             13,018
        Changes in assets and liabilities:
         (Increase) decrease in other assets                                         (150,474)            216,513
         Increase in other liabilities                                                167,057             311,407
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           5,262,767           5,829,418
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
       Principal collections and maturities of investment securities:
         Held-to-maturity                                                           2,613,400           1,085,000
         Available-for-sale                                                         5,577,301          47,825,386
       Proceeds from sales of investment securities available-for-sale              2,996,719           1,001,562
       Purchases of investment securities held-to-maturity                         (1,856,585)         (6,011,457)
       Purchases of investment securities available-for-sale                       (8,229,345)        (64,357,623)
       Net (increase) decrease in loans                                            (8,145,455)            484,984
       Proceeds from sales of other real estate                                       341,436             660,103
       Capital expenditures, net                                                     (705,116)           (607,935)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (7,407,645)        (19,919,980)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
      Net decrease in deposits                                                     (1,083,629)         (2,141,586)
      Net decrease in federal funds purchased                                      (3,950,000)                 -
      Net (decrease) increase in U. S. Treasury demand note                          (400,884)          1,763,537
      Proceeds from Federal Home Loan Bank advances                                10,000,000                  -
      Purchase of treasury stock                                                   (2,485,742)                 -
      Dividends paid                                                               (1,310,485)         (1,384,694)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                   769,260          (1,762,743)
-----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                          (1,375,618)        (15,853,305)
Cash and cash equivalents at beginning of year                                     16,816,035          30,134,719
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                         $15,440,417         $14,281,414
=================================================================================================================
SUPPLEMENTAL DISCLOSURE
   CASH PAID DURING THE PERIOD
       Interest                                                                    $8,769,653          $8,184,399
       Income taxes                                                                $1,645,000          $1,622,000
   NONCASH INVESTING AND FINANCING ACTIVITIES
       Real estate acquired through foreclosure                                    $  186,590          $1,251,801
       Loans made in connection with sales of foreclosed real estate               $  498,477          $  326,912
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

                       SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

         The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefit and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

3.       FEDERAL HOME LOAN BANK ADVANCES

         During the first nine months of 2000, the Company drew two advances totaling $10.0 million under its credit facility with the Federal Home Loan Bank of Atlanta (FHLB). The first advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5.0 million advance is convertible into a three-month Libor-based floating rate advance on or after March 17, 2001 at the option of the FHLB. Proceeds from the advance were used to fund the purchase of various U.S. Agency securities. The second $5.0 million advance, which matures December 1, 2000, accrues interest at an effective rate of 7.15%, payable monthly. Proceeds from the second advance were used to meet general liquidity needs. Maximum borrowings under this credit facility approximate 16% of the bank subsidiary's total assets; at September 30, 2000, unused borrowings aggregated approximately $45.3 million. Mortgage-backed securities with aggregate carrying values of approximately $10.2 million were pledged to collateralize current and future advances under this line of credit. No amounts were drawn against this line at December 31, 1999.

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

Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. For additional information regarding the sale of the Alachua offices, refer to the disclosures provided under Results of Operations. SEB's assets approximated $345,616,000 at September 30, 2000 versus $352,653,000 at June 30, 2000 and
$339,801,000 at year-end 1999.

Additionally, prior to mid-1998, the Company had no subsidiaries other than commercial banks. In 1998, SBC Financial Services, Inc. (SBCF) was formed to sell insurance and other financial products, initially to customers in Georgia. SBCF recently began selling investment products in association with AXA Advisors, LLC and expects to receive regulatory approval to sell insurance and investment products in Florida prior to year-end 2000. The Company has invested $100,000 in SBCF to-date and expects to make additional capital investments in SBCF during its first few years of operations. As it develops, SBCF is expected to supplement and grow existing noninterest income, thereby increasing the Company's profitability and shareholder value. SBCF had a nominal impact on the Company's financial condition and results of operations during the first nine months of 2000.

FINANCIAL CONDITION

Consolidated assets approximated $346 million at September 30, 2000, up $5,774,045 or 1.70% from year-end 1999 and up $8,541,835 or 2.53% from September
30, 1999. The growth in total assets since 1999 has ensued from growth in non-deposit funding sources, particularly advances from the Federal Home Loan Bank (FHLB). Additional details on the FHLB advances are provided in the Liquidity section of this Analysis. During the year-ago period, total assets declined $156,324 or 0.05%.

Investment Securities

On a carrying value basis, investment securities exceeded $146 million at September 30, 2000. Purchases of securities during the nine month period approximated $10,086,000, and redemptions, $11,181,000. Proceeds from a $5 million FHLB advance funded the majority of the net securities purchases during the first nine months of 2000. Consistent with 1999 levels, securities comprised 46% of earning assets at September 30, 2000. No significant changes have occurred in the investment

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

securities mix since 1999. The amortized cost and estimated fair value of investment securities are delineated in the table below:

====================================================================================================================
INVESTMENT SECURITIES BY CATEGORY                        AMORTIZED      UNREALIZED      UNREALIZED             FAIR
SEPTEMBER 30, 2000                                            COST           GAINS          LOSSES            VALUE
====================================================================================================================
(In thousands)
Available-for-sale:
     U.S. Treasury and U.S.
       Government agencies                                $101,100          $   98         $ 1,910          $99,288
     Mortgage-backed securities                             19,747               6             812           18,941
     Equity securities                                       1,088               -               -            1,088
--------------------------------------------------------------------------------------------------------------------
                                                           121,935             104           2,722          119,317
Held-to-maturity:
     States and political subdivisions                      27,246             288             436           27,098
--------------------------------------------------------------------------------------------------------------------
Total investment securities                               $149,181          $  392         $ 3,158         $146,415
====================================================================================================================

As shown, the market value of the securities portfolio remained approximately 2% below the cost basis at September 30, 2000; refer to the Capital Adequacy section of this Analysis for more details. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew $7,913,197 or 4.77% at September 30, 2000 compared to year-end 1999. The net loans to deposits ratio aggregated 60.13% at September 30, 2000 versus 60.29% at mid-year 2000, 57.18% at December 31, 1999, and 55.86% a year ago. Growth in the real estate-construction and real estate-mortgage portfolios fueled the 2000 improvement to-date. Since December 31, 1999, balances in the real estate-construction portfolio have effectively tripled, growing $6,269,000 or 198.32%. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The real estate-construction portfolio is expected to decline moderately during the remainder of 2000 as various large land development loans originated in the first and third quarters paydown. Reversing 1999 declines, real estate-mortgage loans increased $1,236,000 or 2.07% at September 30, 2000 compared to December 31, 1999. During the fourth quarter, the Company plans to introduce a new home equity product with minimal closing costs and other special features; the new product is expected to further increase real estate-mortgage volume. Although real estate-construction and real estate-mortgage loans grew, commercial loans fell $192,000, and consumer loans, $144,000, year-to-date. Because of various programs initiated to increase loan production, management is optimistic that loan volumes throughout 2000 will, on average, continue to exceed 1999 levels. The programs initiated to increase loan production emphasize utilization of competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. During the same period last year, net loans declined $2,470,736 or 1.50%. A drop in commercial loans outstanding was the chief factor in the 1999 results. Loans outstanding are presented by type in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

====================================================================================================================
                                                              SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
LOANS BY CATEGORY                                                      2000               1999                1999
====================================================================================================================
(In thousands)
Commercial, financial, and agricultural(1)                          $67,323            $67,515             $63,905
Real estate - construction                                            9,430              3,161               2,966
Real estate - mortgage(2)                                            60,892             59,656              60,373
Consumer, including credit cards                                     37,168             37,312              37,012
-------------------------------------------------------------------------------------------------------------------
         Loans, gross                                               174,813            167,644             164,256
         Unearned income                                                905              1,650               1,966
-------------------------------------------------------------------------------------------------------------------
              Loans, net                                           $173,908           $165,994            $162,290
===================================================================================================================

(1)Includes obligations of states and political subdivisions.
(2)Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2000 and December 31, 1999, gross loans secured by real estate approximated $112,965,000 and $103,170,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $20,949,000 at September 30, 2000; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

UNEARNED INCOME

Primarily reflecting accounting changes made to comply with new tax legislation, unearned income declined considerably at September 30, 2000 versus the other periods presented. Specifically, effective January 1999, the IRS prohibits the use of any method other than the constant, or level, yield method in computing interest income on short-term consumer loans. Although interest income on most loans has been recognized using the level yield method, interest income on certain loans was recognized using the sum-of-the-months digit method. In general, the posting of loans under the sum-of-the-months digit method created unearned interest balances and accelerated interest income recognition. As no new loans will be booked under the sum-of-the-months digit method and, further, as pre-1999 loans mature or are otherwise redeemed, the interest portion of the unearned balance is expected to wane. Additionally, the change in timing of interest recognition on certain short-term consumer loans is projected to lower interest income by approximately $55,000 in fiscal 2000 as compared to 1999; in 1999, the change in interest recognition lowered interest income by an estimated $135,000. More details on the Company's accounting and reporting policies on loans and related income are contained in the footnotes accompanying the 1999 10-K filing.

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets aggregated $1,590,000, or less than 0.46% of total assets, at September 30, 2000. Nonperforming loans, the largest component of nonperforming assets, approximated $1,224,000 at September 30, 2000, up $182,000 or 17.47% from December 31, 1999 and up 7.65% from September 30, 2000. As a percent of net loans, nonperforming loans totaled 0.70% at September 30, 2000, up 7 basis points from year-end 1999 but virtually unchanged from September 30, 1999. The 2000

                       SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

increase in nonperforming loans resulted predominantly from the placement of certain real estate-mortgage loans on nonaccrual status since the preceding year-end. Adjusted for the portion of nonaccrual loans wholly or partially guaranteed by the U.S. Small Business Administration, nonperforming loan balances would have been $37,000, $44,000, and $48,000 lower for the three periods presented. More than 91%, or $1,123,000, of nonperforming loan balances at September 30, 2000 pertained to six separate borrowers; further segregated, $852,000 or 70% of total balances pertained to three borrowers and 29% to a solo borrower. The allowance for loan losses approximated 2.92X the nonperforming loans balance at September 30, 2000 versus 2.85X a year ago. Foreclosed real estate balances declined $492,000 or 57.34% since year-end 1999 to $366,000 at September 30, 2000. Approximately one-half of foreclosed real estate balances at September 30 were derived from funding originally extended to two separate borrowers; more significantly, 33% of total balances applied to merely one borrower. Foreclosed real estate balances remained concentrated in residential real estate at September 30, 2000. Loans past due 90 or more days approximated $1,378,000 at September 30, 2000, down moderately from 1999 levels. Loans to four separate customers comprised 14% of loans past due 90 plus days at September 30, 2000; management is unaware of any other material concentrations within these past due balances. Details on a certain group of loans that composed the majority of the fluctuations in nonperforming asset balances last year are provided in later sections of this Analysis. The table below provides further information about nonperforming assets and loans past due 90 days or more:

====================================================================================================================
                                                              SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
NONPERFORMING ASSETS                                                   2000               1999                1999
====================================================================================================================
(In thousands)
Nonaccrual loans:
         Commercial, financial, and agricultural                      $ 444              $ 492               $ 514
         Real estate - construction                                       -                  -                  67
         Real estate - mortgage                                         409                175                 143
         Consumer, including credit cards                                21                 18                  51
-------------------------------------------------------------------------------------------------------------------
              Total nonaccrual loans                                    874                685                 775
Restructured loans(1)                                                   350                357                 362
-------------------------------------------------------------------------------------------------------------------
              Total nonperforming loans                               1,224              1,042               1,137
Foreclosed real estate(2)                                               366                858                 909
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                           $1,590             $1,900              $2,046
====================================================================================================================
Accruing loans past due 90 days or more                              $1,378             $1,467              $1,435
===================================================================================================================

(1)Does not include restructured loans that yield a market rate.
(2)Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

SIGNIFICANT PROBLEM LOANS. Subsequent to September 30, 2000, a single loan totaling approximately $2,677,000 was placed on nonaccrual status due to the borrower's commencement of Chapter 11 bankruptcy proceedings. This loan, secured by a first lien on income-producing commercial real estate, was not substantially past due, and its impairment could not be reasonably measured at September 30, 2000. After review of the property securing the loan, management has concluded, in accordance with Company policy, that no charge-off on this loan is warranted at the present time: 1) The last independent appraisal prior to the bankruptcy filing documented a market value significantly in excess of the principal balance of the loan, and the Company has a first lien; 2) the property remains operational and well-kept; and 3) management of the property continues to expend funds to maintain/upgrade the property to the extent possible under present circumstances. Until furtherance of the bankruptcy proceedings, which could take months, loss on the loan, if any, cannot be reasonably estimated. In the

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

interim, pending receipt of additional documentation on the bankruptcy filing, a new third party appraisal on the collateral will be ordered. Management considers the allowance for loan losses adequate to handle any loss which may subsequently arise from this credit without necessitating an upward revision of the 2000 and 2001 budgeted loan loss provisions of $1,200,000. Management is unaware of any other large, significant potential problem loans at September 30, 2000 that should be included in the table above or otherwise discussed.

Prior to September 30, 1999, a group of loans, primarily real estate, with principal balances approximating $1,295,000 were recognized as significantly impaired. During 1999, these problem loans were charged-off in excess of $500,000 to their estimated net realizable values. The real estate collateral underlying the balance, or $758,000, of these loans was acquired by foreclosure and classified as other real estate; by August 31, 2000, all of the acquired properties had been sold to third parties. This group of loans accounted for the majority of the fluctuations in nonperforming asset balances during 1999 and, to a lesser extent, in 2000 as well. Management has diligently pursued remedies under law in seeking to recover the charge-offs on these loans but deems any material recovery unlikely.

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

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. As a percent of net loans, the allowance totaled 2.06% at September 30, 2000, up 12 basis points from year-end 1999. Net charge-offs totaled $544,147, down significantly, or $516,716, from 1999's $1,060,863, which was up $568,014 from September 30, 1998. Approximately 51% of the high charge-offs at September 30, 1999 were attributable to the problem loans discussed earlier. Long-term strategies implemented by management to reduce and minimize charge-off levels include: a) a revised loan grading system,
b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. Management is optimistic that charge-off volumes in 2000 will remain substantially below 1999 levels. The quarterly and six month provision from income totaled $300,000 and $900,000 at September 30, 2000, unchanged from the year-earlier period. Activity in the allowance is presented in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

===================================================================================================================
ALLOWANCE FOR LOAN LOSSES
NINE MONTHS ENDED SEPTEMBER 30,                                                  2000          1999           1998
===================================================================================================================
(Dollars in thousands)
Allowance for loan losses at beginning of year                                $ 3,223       $ 3,407        $ 3,705
Provision for loan losses                                                         900           900            930
Charge-offs:
         Commercial, financial, and agricultural                                  120           470            203
         Real estate - construction                                                 -           351              -
         Real estate - mortgage                                                   154            96             82
         Consumer, including credit cards                                         588           671            525
-------------------------------------------------------------------------------------------------------------------
                  Total charge-offs                                               862         1,588            810
-------------------------------------------------------------------------------------------------------------------
Recoveries:
         Commercial, financial, and agricultural                                   23           210             71
         Real estate - construction                                                 -             -              -
         Real estate - mortgage                                                    18            26              8
         Consumer, including credit cards                                         277           291            238
-------------------------------------------------------------------------------------------------------------------
                  Total recoveries                                                318           527            317
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                   544         1,061            493
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at September 30                                     $ 3,579       $ 3,246        $ 4,142
===================================================================================================================
Net loans outstanding(1) at September 30                                     $173,908      $162,290       $166,493
===================================================================================================================
Average net loans outstanding(1) at September 30                             $172,546      $162,954       $165,512
===================================================================================================================
Ratios:
         Allowance to net loans                                                 2.06%         2.00%          2.49%
===================================================================================================================
         Net charge-offs to average loans (annualized)                          0.42%         0.87%          0.40%
===================================================================================================================
         Provision to average loans (annualized)                                0.70%         0.74%          0.75%
===================================================================================================================

(1)Net of unearned income

Management believes the allowance was adequate at September 30, 2000 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Management has budgeted a loan loss provision of $300,000 for the fourth quarter of 2000.

Other Assets

Capital expenditures exceeded $705,000 during the first nine months of 2000. Final payments on the check imaging, internet banking, and voice banking systems comprised the bulk of the 2000 expenditures to-date. Additional funds were expended on the purchase of new vehicles for the bank fleet and the installation of new drive-in units and ATMs at various locations. As projected, the total cost of the check imaging system, including the down payment made in mid-1999, approximated $700,000. The managerial decision to purchase the check imaging system was predicated on the following known benefits:

(diamond)     Customer Service. The imaging system supplements and otherwise enhances existing customer service by providing, on paper or electronic device, compact statements and other

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              documents that are easier to read, store, and reconcile than existing alternatives. The system also facilitates faster retrieval of documents for customer research. Both commercial and consumer customers benefit.

(diamond)     LowerOverhead. The imaging system reduces certain overhead costs inherent in document processing, including postage, proof maintenance, supplies, and personnel expense.

(diamond)     Competitive Edge. The imaging system provides an additional marketing tool for promoting SEB services.

The imaging system was fully operational by February 29, 2000.

The remaining costs relative to the internet, or PC, and voice banking systems aggregated approximately $30,000. Like the imaging system, the internet and voice banking systems augment existing customer service and provide competitive advantages in promoting and selling SEB services. With the voice banking system, customers can access account balance and other information with one quick phone call, 24 hours a day, 7 days a week. The internet banking system available through the Company's website at www.southeasternbank.com serves as an alternative delivery channel for many bank services: Customers can monitor accounts on-line, transfer funds, e-mail customer service representatives, and pay bills, all at customer convenience. Commercial customers, particularly those with large transactional volumes, can further utilize the bill paying, direct deposit, and ACH capabilities of the internet banking system as part of cash, or treasury, management. Implementation of both the internet and voice banking systems was completed during the first quarter.

The Company had no material plans or commitments for capital expenditures as of September 30, 2000. The computer expenditures made in 2000 and other periods referenced were not made because of, and do not constitute costs of, the Year 2000. For particulars on the Company's transition to the Year 2000 and costs adhering to same, refer to the Year 2000 section of this Analysis.

Adjusted for the net reductions in foreclosed real estate previously mentioned, other assets fell $580,093 or 9.37% at September 30, 2000 compared to year-end 1999. A decline in the deferred tax effects of investment securities designated as available-for-sale was the prime factor in the year-to-date results. The decline in intangible assets was attributable to regular amortization. Deposit base premiums and goodwill compose the intangible assets balance.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2000, loans(1) and investment securities with carrying values exceeding $56 million and $9 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, comprised 82% of the funding base at September 30, 2000 compared to 83% at year-end 1999. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

funds purchased, and FHLB advances, totaled $11,508,614 at September 30, 2000 versus $5,859,498 at December 31, 1999. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2000 totaled $3,000,000, of which $1,508,614 was outstanding and $1,491,386 undrawn. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $24,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB's total assets; at September 30, 2000, unused borrowings approximated $45.3 million. Refer to the subsection entitled FHLB Advances for details on the Company's outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2000, including any commitments for capital expenditures described in the Other Assets section of this Analysis. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy.

(1) No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits declined $1,083,629 or 0.37% since year-end 1999. Noninterest-bearing deposits grew $825,729 or 1.57%, while interest-bearing deposits fell $1,909,358 or 0.80%. Noninterest-bearing deposits comprised 18.50%, and interest-bearing deposits, 81.50%, of total deposits at September 30, 2000. The distribution of interest-bearing balances at September 30, 2000 and certain comparable quarter-end dates is shown in the table below:

======================================================================================================================
                                              SEPTEMBER 30, 2000        DECEMBER 31, 1999       SEPTEMBER 30, 1999
======================================================================================================================
                                                           PERCENT                   PERCENT                  PERCENT
DEPOSITS                                     BALANCES     OF TOTAL     BALANCES     OF TOTAL    BALANCES     OF TOTAL
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest-bearing demand deposits(1)           $45,568       19.33%      $45,569       19.18%     $40,926       17.15%
Savings                                        74,798       31.73%       72,348       30.45%      74,715       31.31%
Time certificates < $100,000                   71,764       30.45%       75,251       31.67%      76,428       32.03%
Time certificates >= $100,000                  43,574       18.49%       44,445       18.70%      46,563       19.51%
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              $235,704      100.00%     $237,613      100.00%    $238,632      100.00%
======================================================================================================================

(1)NOW and money market accounts.

The composition of average deposits and the fluctuations therein at September 30 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

During the first nine months of 2000, the Company drew two advances totaling $10.0 million under its credit facility with the FHLB. The first advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5.0 million advance is convertible into a three-month Libor-based floating rate on or after March 17, 2001 at the option of the FHLB. Proceeds from the advance were used to fund the purchase of various U.S. Agency securities. The second $5.0 million advance, which matures December 1, 2000, accrues interest at an effective interest rate of 7.15%, payable monthly. Proceeds from the second advance were used to meet general liquidity needs.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Mortgage-backed securities with aggregate carrying values of approximately $10.2 million were pledged to collateralize current and future advances under this line of credit. No amounts were drawn against this line at December 31, 1999.

INTEREST RATE AND MARKET RISK/INTEREST RATE SENSITIVITY

The normal course of business activity exposes the Company to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows, and net interest income. The Company attempts to maintain a relatively neutral interest rate sensitivity position by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any time constitute interest rate sensitivity. An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at September 30, 2000:

====================================================================================================================
                                                                  REPRICING WITHIN
                                               -------------------------------------------------------
                                                                                                 MORE
INTEREST RATE SENSITIVITY                              0 - 3        4 - 12   ONE - FIVE     THAN FIVE
SEPTEMBER 30, 2000                                    MONTHS        MONTHS        YEARS         YEARS         TOTAL
====================================================================================================================
(Dollars in thousands)
INTEREST RATE SENSITIVE ASSETS
  Securities(1)                                     $  1,155     $   9,860     $ 99,194       $37,884      $148,093
  Loans, gross(2)                                     52,871        26,699       66,683        27,686       173,939
--------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive assets             54,026        36,559      165,877        65,570       322,032
--------------------------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVE LIABILITIES
   Deposits(3)                                       143,927        66,410       25,341            26       235,704
   U.S. Treasury demand note                           1,509             -            -             -         1,509
   Federal Home Loan Bank advances                     5,000                          -         5,000        10,000
--------------------------------------------------------------------------------------------------------------------
Total interest rate sensitive liabilities            150,436        66,410       25,341         5,026       247,213
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                       $(96,410)    $ (29,851)    $140,536       $60,544      $ 74,819
====================================================================================================================
CUMULATIVE GAP                                      $(96,410)    $(126,261)    $ 14,275       $74,819
====================================================================================================================
Ratio of cumulative gap to total rate
   sensitive assets                                   (29.94)%      (39.21)%       4.43%        23.23%
====================================================================================================================
Ratio of cumulative rate sensitive assets
   to rate sensitive liabilities                       35.91%        41.77%      105.89%       130.26%
====================================================================================================================
Cumulative gap at December 31, 1999                 $(99,992)    $(142,141)    $  3,459       $75,466
====================================================================================================================
Cumulative gap at September 30, 1999                $(89,333)    $(143,474)    $   (776)      $74,185
====================================================================================================================

(1)Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.
(2)No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
(3)NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company's gap position remained negative through the short-term repricing intervals at September 30, 2000, totaling $(96,410) at three months and $(126,261) through

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

one-year. A negative gap position indicates that the Company is liability sensitive, and, hence, its rate sensitive liabilities will reprice faster than its rate sensitive assets. The one-year gap position is significantly impacted by the classification of all interest-bearing demand and savings deposits as immediately rate sensitive. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at September 30, 2000 totaled $1,465 at three months and $(28,386) at twelve months. As discussed in earlier sections of this Analysis, loans outstanding jumped an appreciative $7,913,197 or 4.77% since year-end 1999. Management is optimistic that continuing growth in loans outstanding, particularly variable rate loans tied to prime or a similar index, will likewise improve the gap position. In prior periods, declines in loans had necessitated placement of substantial funds in alternative interest-earning assets, principally investment securities with contractual maturities exceeding one year.

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

(1,2)See notes 1 and 2 on preceding page.

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

Due to the purchase of treasury stock, capital ratios declined at September 30, 2000 compared to 1999. Capital amounts and ratios for the most recent periods are presented in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

===================================================================================================================
                                                              SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
CAPITAL RATIOS(1)                                                      2000               1999                1999
===================================================================================================================
(Dollars in thousands)
Tier 1 capital:
  Realized shareholders' equity                                    $44,187            $44,028             $43,346
  Intangible assets and other adjustments                           (1,166)            (1,309)             (1,343)
-------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                            43,021             42,719              42,003
-------------------------------------------------------------------------------------------------------------------
Tier 2 capital:
  Portion of allowance for loan losses                               2,370              2,278               2,237
  Allowable long-term debt                                               -                  -                   -
-------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                             2,370              2,278               2,237
-------------------------------------------------------------------------------------------------------------------
Total risk-based capital                                           $45,391            $44,997             $44,240
===================================================================================================================
Risk-weighted assets                                              $188,364           $181,326            $177,940
===================================================================================================================
Risk-based ratios:
  Tier 1 capital                                                     22.84%             23.56%              23.61%
===================================================================================================================
  Total risk-based capital                                           24.10%             24.82%              24.86%
===================================================================================================================
  Tier 1 leverage ratio                                              12.33%             12.57%              12.42%
===================================================================================================================
Realized shareholders' equity to assets                              12.70%             12.82%              12.76%
===================================================================================================================

(1)The Company is not subject to the market risk capital guidelines promulgated by the regulatory authorities; these guidelines created Tier 3 capital.

On a per share basis, realized book value grew $0.24 since the second quarter, or $0.75 year-to-date, to $12.86 at September 30, 2000. Dividends declared totaled $0.30 year-to-date at September 30, 2000, unchanged from 1999 but up substantially, or 50%, from 1998. For specifics on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved an appreciable $1,147,295 at September 30, 2000 compared to year-end 1999. Movement in interest rates remained the overriding factor in the fair value results. The Financial Condition section of this Analysis contains further details on investment securities and associated fair values.

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

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

agencies. Year-to-date, SEB has paid $3,346,500 in dividends to the Company. A $1,500,000 special dividend approved by the regulators helped the Company fund the initial treasury stock purchase described in the preceding section. The additional $1,846,500 payout represented 75% of the $2,462,000 in regular cash dividends available to the Company in 2000 without prior regulatory approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

RESULTS OF OPERATIONS

Net income for the 2000 third quarter totaled $1,153,362, down $95,556 or 7.65% from 1999 which was virtually unchanged from the 1998 third quarter. On a per share basis, quarterly earnings totaled $0.34 at September 30, 2000 versus $0.35 at both September 30, 1999 and 1998. Year-do-date, net income grew $131,503 or 3.70% to exceed $3.69 million at September 30, 2000 from $3.56 million in 1999. Likewise, per share income for the nine month period improved $0.07 to $1.06 at September 30, 2000 from $0.99 in 1999. As further discussed in the next subsection of this Analysis, the year-to-date earnings improvement at September 30, 2000 was attributable to a 4.92% rise in net interest income. Nine month earnings increased $492,911 or 16.08% in 1999 when compared to the same period in 1998. The most significant factor affecting 1999-1998 comparative results was the $457,823 nonrecurring after-tax loss associated with the sale of the central Florida locations in January 1998. The effects of the Alachua divestiture on the Company's results of operations, including the nonrecurring tax effects, were anticipated by management and represented a long-term strategic move to enable the Company to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets.

Net Interest Income

Net interest income for the 2000 third quarter increased less than 1%, or $36,679, from the same period in 1999. Year-to-date, net interest income grew $551,522 or 4.92%. Similarly, the net interest margin and net interest spread grew to 5.02% and 3.89%, respectively, from 4.93% and 3.81% a year ago. Interest earnings on loans and investment securities improved $815,376 and $289,301 over nine month results in 1999 while earnings on federal funds sold fell $130,371. Overall improvements in average asset balances precipitated the year-to-date results, because asset yields increased only marginally from 1999. Interest expense on deposits and other borrowed funds increased $422,784 or 5.14% during the first nine months of 2000 compared to 1999. The majority, or 67%, of the increased interest expense was attributable to FHLB advances; refer to the Liquidity section of this Analysis for more details. Cost of funds increased 8 basis points from 1999 levels, totaling 4.65% at September 30, 2000 versus 4.57% at September 30, 1999. Given the rising rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to continue increasing during the remainder of 2000 as deposits and other funds reprice at higher levels. During the first nine months of 1999 compared to 1998, net interest income declined $127,184 or 1.12%. A drop in average balances and yields on commercial loans produced most of the 1999 decline. Cash flows from declines in loans and other sources in 1999 were placed in investment securities which yield, on average, considerably less than loans of the same duration.

The intense competition for loans and deposits continues in 2000 and shows no sign of abating. The high number of new and existing financial institutions in the Company's market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding include utilization of more

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities at September 30 for each of the last three years are provided in the table on the next page.

Noninterest Income and Expense

Noninterest income declined $49,461 or 1.91% year-to-date at September 30, 2000 compared to 1999. An $88,863 drop in service charges on deposit accounts was the principal factor in the nine month results. The other operating portion of noninterest income climbed 5.17% or $36,296 to exceed $738,000 year-to-date. By type and amount, the chief components of other operating income at September 30, 2000 were mortgage origination fees, $135,941; commissions on the sale of credit life insurance (generated by SEB), $163,320; safe deposit box rentals, $65,423; and income on sale of check products, $46,990. Combined, these four income items comprised 55.75% of other operating income year-to-date. Salaries and employee benefits rose an additional $82,374 during the third quarter, or $286,036 during the nine month period, to $4,634,214 year-to-date at September 30, 2000 compared to 1999. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2000. Profit-sharing accruals and other fringe benefits represented the remaining 7% and 9% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms at September 30, 2000 and 1999. When compared to the same period in the prior year, net occupancy and equipment expense increased 10.94% or $145,862 year-to-date at September 30, 2000 and 4.27% at September 30, 1999. The increase in both periods derived largely from higher computer costs, including depreciation expense associated with the new check imaging, internet banking, and voice banking systems. Other operating expenses fell 5.53% or $120,056 at September 30, 2000 compared to 1999. A net improvement on sales of foreclosed real estate was the main element in the 2000 results. Other operating expenses grew $90,905 or 4.37% at September 30, 1999 compared to 1998. Besides marketing and supplies expense, which in 2000 approximated $239,000 and $207,000, no individual component of other operating expenses aggregated or exceeded 10% of the total at September 30, 2000 or 1999.

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

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

    SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID
    ---------------------------------------------------------------------  ----------------------------  ---------------------------
                                                        2000                          1999                           1998
                                             ---------------------------   ----------------------------  ---------------------------
    AVERAGE BALANCES(6)                       AVERAGE   INCOME/  YIELDS/   AVERAGE    INCOME/   YIELDS/  AVERAGE    INCOME/  YIELDS/
    NINE MONTHS ENDED SEPTEMBER 30,          BALANCES   EXPENSE   RATES    BALANCES   EXPENSE    RATES   BALANCES   EXPENSE   RATES
    --------------------------------------------------------------------------------------------------------------------------------
    (Dollars in thousands)

    ASSETS
    Interest-earning assets:
      Loans, net(1,2,4)                      $172,546   $13,697   10.58%   $162,954   $12,829   10.50%   $165,512   $13,967   11.28%
      Federal funds sold                        3,505       156    5.93%      8,093       286    4.71%     13,623       556    5.46%
      Taxable investment securities(3)        126,759     5,711    6.01%    121,724     5,413    5.93%    103,538     4,677    6.03%
      Tax-exempt investment securities(3,4)    24,837     1,415    7.60%     24,560     1,427    7.75%     19,076     1,177    8.25%
    --------------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets        $327,647   $20,979    8.54%   $317,331   $19,955    8.38%   $301,749   $20,377    9.02%
    --------------------------------------------------------------------------------------------------------------------------------

    LIABILITIES
    Interest-bearing liabilities:
       Interest-bearing demand deposits(5)   $ 46,479   $   986    2.83%   $ 43,804   $   925    2.82%   $ 39,742   $   902    3.03%
       Savings                                 76,280     2,407    4.21%     74,697     2,248    4.01%     72,762     2,514    4.62%
       Time deposits                          117,289     4,875    5.54%    120,205     4,998    5.54%    116,160     5,144    5.92%
       Federal funds purchased                    977        52    6.96%        622        25    5.36%          -         -       -
       U. S. Treasury demand note                 940        43    6.10%        760        26    4.60%        971        40    5.45%
       Federal Home Loan Bank advances          5,824       282    6.46%          -         -        -          -         -       -
    --------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing liabilities  $247,789   $ 8,645    4.65%   $240,088   $ 8,222    4.57%   $229,635   $ 8,600    5.01%
    --------------------------------------------------------------------------------------------------------------------------------
    Excess of interest-earning assets
       over interest-bearing liabilities     $ 79,858                      $ 77,243                      $ 72,114
    --------------------------------------------------------------------------------------------------------------------------------
    Interest rate spread                                           3.89%                         3.81%                         4.01%
    --------------------------------------------------------------------------------------------------------------------------------
    Net interest income                                 $12,334                       $11,733                       $11,777
    --------------------------------------------------------------------------------------------------------------------------------
    Net interest margin                                            5.02%                         4.93%                         5.21%
    --------------------------------------------------------------------------------------------------------------------------------

    (1)Average loans are shown net of unearned income. Nonperforming loans are included.
    (2)Includes loan fees.
    (3)Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
    (4)Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
    (5)NOW and money market accounts.
    (6)Averages presented generally represent average daily balances.

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

Certain factors that could affect financial performance or cause actual results to vary significantly from estimates contained in or underlying forward-looking statements include:

(diamond)     Interest rate fluctuations and other market conditions.
(diamond)     Strength of the consumer and commercial credit sectors as well as real estate markets.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

(diamond)     Changes in laws and regulations, including changes in accounting standards, monetary policies, and taxation requirements (including tax rate changes, new tax laws, and revised tax law
              interpretations).
(diamond)     Competitive pricing and other pressures on loans and deposits and the Company's ability to maintain market shares in its trade areas.
(diamond)     Unforeseen circumstances affecting Year 2000 compliance by the
              Company and its vendors, suppliers, and loan customers.
(diamond)     The outcome of litigation which depends on judicial
              interpretations of law and findings of juries.
(diamond)     Other risks and uncertainties as detailed from time to time in
              Company filings with the Securities and Exchange Commission.

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


Item 3.     DEFAULTS UPON SENIOR SECURITIES
            (Not Applicable)


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            (Not Applicable)


Item 5.     OTHER INFORMATION
            (Not Applicable)

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Index to Exhibits:


            INDEX TO EXHIBITS

            EXHIBIT
            NO.               DESCRIPTION
           ------------      ---------------------------------------------------
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

Date:         November 14, 2000