Form 10-K
period 2000-12-31
SOUTHEASTERN BANKING CORP
filed 2001-04-16
CIK 353386

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .................. to .....................

                        Commission file number 2-83157

                       SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               GEORGIA                                           58-1423423
----------------------------------------                     -------------------
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

        1010 NORTHWAY STREET
           DARIEN, GEORGIA                                          31305
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:          (912) 437-4141
                                                     ---------------------------

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

                             YES  [X]    NO  [___]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

As of March 26, 2001, 3,404,063 shares of the Registrant's common stock, par value $1.25 per share, were outstanding. The aggregate market value of the common equity held by nonaffiliates of the Registrant on such date was approximately $31,558,314 (based on a per share price of $14.375 which is based on over-the-counter trades executed by principal market-makers).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference in Part IV, Item 14.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2001, are incorporated by reference in Part III.

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

On January 16, 1998, SEBF sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. At the close of business on June 25, 1998, SEBF merged with and into SEB. The merger of the two bank subsidiaries has reduced the duplicative overhead costs associated with two separate entities. For additional information regarding the branch sale, see Note 2 to the Consolidated Financial Statements.

SBC Financial Services, Inc. (SBCF) was formed in 1998 to sell insurance and other financial products to the public. The Company has invested $100,000 in SBCF to-date and expects to make additional capital investments in SBCF as necessary. As it matures, SBCF is expected to supplement and grow existing fee income, thereby increasing the Company's profitability and shareholder value. SBCF is currently licensed to sell insurance and investment products in Georgia and expects to receive similar licensing in Florida prior to March 31, 2001. The insurance subsidiary had minimal impact on the Company's financial condition and results of operations in 2000 and 1999.

2. Business. SEB, the Company's commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and atm network in northeast Florida and southeast Georgia. SEB's primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. At December 31, 2000, SEB operated fourteen full-service banking offices with total assets exceeding $348 million. A list of SEB offices is provided in Part I, Item 2. SBCF, the Company's insurance subsidiary, provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies.

The Federal Reserve Bank of Atlanta is the principal correspondent of the Company's bank subsidiary. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama. SBCF sells insurance and investment products in association with two subagents, AXA Advisors, LLC and Palmer & Cay. In exchange for providing marketing and other support, the subagents receive a varying percentage of the commissions earned on sales.

At December 31, 2000, the Company and its subsidiaries had 160 and 14 full and part-time employees. Three of these employees are licensed to sell insurance to customers in Georgia.

3. Competition. The diversity of the Company's trade area results in varying degrees of competition in each of its Georgia and Florida markets. With the exception of Brantley County in Georgia, the Company has direct competition with other commercial banks, savings and loan associations, and credit unions in each market area. The Company currently competes directly with one federal credit union but no commercial banks or savings and loan associations in Brantley County. In 2001, another state-chartered commercial bank is scheduled to open in Brantley County; this new bank will intensify competition in this market area.

Since mid-1998, intrastate branching restrictions in all of the Company's market areas have been removed. The removal of intrastate branching restrictions has given the Company opportunities for growth but also intensified competition as other banks branch into the Company's markets.

The Company faces increasingly aggressive competition from other domestic lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously reserved for commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Recent abolishment of certain restrictions between banks, securities firms, and insurance companies will further intensify competition; refer to the Supervision and Regulation section of this Item for more details.

4. Supervision and Regulation. As a bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (Federal Reserve).

SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (GDBF), is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation (FDIC). SEB is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of SEB. In addition to the impact of regulation, the Company is also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. The Company's nonbank subsidiary is regulated and supervised by applicable bank, insurance, and various other regulatory agencies.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches across state lines by merging with a bank in another state (unless applicable state law prohibits such interstate mergers), provided certain conditions are met.

A number of obligations and restrictions imposed on bank holding companies and their bank subsidiaries by federal law and regulatory policy are designed to reduce potential loss exposure to bank depositors and to the FDIC insurance fund in the event of actual or possible default. For example, under Federal Reserve policy with respect to bank holding company operations, the Company is expected to serve as a source of financial strength to, and commit resources to support, its bank subsidiary where it might refuse absent such policy. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the applicable institution is "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as those terms are defined under regulations issued by each of the federal banking agencies. The Company and its bank subsidiary are considered "well-capitalized" by their respective federal banking regulators. The Company's capital position is delineated in Note 15 to the Consolidated Financial Statements and in the Capital Adequacy section of Part II, Item 7.

There are various legal and regulatory limits on the amount of dividends and other funds the bank subsidiary may pay or otherwise supply the Company. Additionally, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.

On November 12, 1999, financial modernization legislation known as the Gramm-Leach-Bliley Act (the Act) was signed into law. The Act created a new type of financial services company called a financial holding company. A bank holding company which elects to become a financial holding company may engage in expanded financial activities, including insurance and securities underwriting, and may also acquire securities and insurance companies, subject in each case to certain conditions. Securities firms and insurance companies may also choose to establish or become financial holding companies and thereby acquire banks, also subject to certain conditions. The abolishment of certain restrictions between banks, securities firms, and insurance companies provides both challenges and opportunities to the Company. The Company has no present intention to change its status from a bank holding company to a financial holding company under the Act, major provisions of which became effective March 11, 2000.

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


Item 2.  Properties.

Company Property. The Company's executive offices are located in SEB's main banking office at 1010 Northway Street, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has thirteen branch offices in northeast Florida and southeast Georgia as shown in the table below:

-----------------------------------------------------------------------------------------------------------------------

Branch Locations
-----------------------------------------------------------------------------------------------------------------------

Florida                           1948 S. Kings Road                         1376 E. State Road 200
                                  Nassau County                              Nassau County
                                  Callahan, Florida 32011                    Yulee, Florida 32097

                                  7964 W. County Road 108
                                  Nassau County
                                  Hilliard, Florida 32046
-----------------------------------------------------------------------------------------------------------------------

Georgia                           620 S. Peterson Street                     Highway 40 East
                                  Coffee County                              Camden County
                                  Douglas, Georgia 31533                     Kingsland, Georgia 31548

                                  Highway 17                                 110 Bacon Street
                                  McIntosh County                            Brantley County
                                  Eulonia, Georgia 31331                     Nahunta, Georgia 31553

                                  101 Love Street                            910 Van Streat Highway
                                  Charlton County                            Coffee County
                                  Folkston, Georgia 31537                    Nicholls, Georgia 31554

                                  14 Hinson Street                           2512 Osborne Road
                                  Jeff Davis County                          Camden County
                                  Hazlehurst, Georgia 31539                  St. Marys, Georgia 31558

                                  107 E. Main Street                         Bedell Avenue & Highway 17
                                  Brantley County                            Camden County
                                  Hoboken, Georgia 31542                     Woodbine, Georgia 31569
-----------------------------------------------------------------------------------------------------------------------

At December 31, 2000, the Company owned all of its banking facilities. See Note 6 to the Consolidated Financial Statements for further property information.

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

PART II


Item 5. Market for the Registrant's Common Equity And Related Shareholder
        Matters.

The Company's stock trades publicly over-the-counter under the symbol "SEBC." The high and low sales prices shown below are based on information being posted to electronic bulletin boards by market-makers in the Company's stock. These market prices may include dealer mark-up, markdown, and/or commission. Prices paid on treasury stock purchases are excluded from these results.

The table below sets forth the high and low sales prices and the cash dividends declared on the Company's common stock during the periods indicated:

-----------------------------------------------------------------------------------------------------------------------
                                                                  Sales Price
       Market Sales Price &                                ---------------------------------------     Dividends
       Dividends Declared                       Quarter               High                  Low         Declared
-----------------------------------------------------------------------------------------------------------------------
       2000                                       4th                15 9/16              14             0.21
                                                  3rd                16 1/4               14 1/2         0.10
                                                  2nd                16 3/8               13 1/4         0.10
                                                  1st                17 3/4               12             0.10
       1999                                       4th                17 3/4               16 1/2         0.17
                                                  3rd                20                   18 1/8         0.10
                                                  2nd                19 3/4               18 5/8         0.10
                                                  1st                20                   18 1/4         0.10
       1998                                       4th                21                   17 1/2         0.18 2/3
                                                  3rd                21 1/2               21             0.06 2/3
                                                  2nd                24                   18 1/2         0.06 2/3
                                                  1st                23                   17 1/2         0.06 2/3
-----------------------------------------------------------------------------------------------------------------------

The Company had approximately 500 shareholders of record at December 31, 2000.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends.

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company's bank subsidiary may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the bank subsidiary for payment in 2001 without such prior approval is approximately $2,500,000.

Item 6.  Selected Consolidated Financial Data.

Selected financial data for the last five years is provided in the table below:

------------------------------------------------------------------------------------------------------------------------

Financial Data                                       2000          1999           1998           1997          1996
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)

At December 31:
Total assets                                     $349,579      $340,545       $337,933       $347,898      $335,826
Loans, net of unearned income                     173,802       165,994        164,761        186,823       183,739
Allowance for loan losses                           3,160         3,223          3,407          3,705         3,735
Deposits                                          295,736       290,284        292,697        302,369       294,353
Long-term debt                                      5,000             -              -              -         1,450
Treasury stock                                      2,486             -              -              -             -
Realized stockholders' equity                      44,710        44,028         40,861         37,854        34,277
------------------------------------------------------------------------------------------------------------------------
For the Year:
Net interest income                              $ 15,539      $ 15,084       $ 15,217       $ 16,391      $ 15,636
Provision for loan losses                           1,200         1,200          1,230          1,715         1,475
Net income                                          4,935         4,849          4,393          4,722         4,805
Common dividends paid                               1,654         1,743          1,182          1,122         1,062
------------------------------------------------------------------------------------------------------------------------
Per Common Share:
Basic earnings                                   $   1.42      $   1.35       $   1.23       $   1.32      $   1.34
Dividends declared                                   0.51          0.47           0.38 2/3       0.32          0.30 1/3
Book value                                          13.01         12.30          11.41          10.57          9.57
------------------------------------------------------------------------------------------------------------------------
Financial Ratios:
Return on average assets                             1.41%         1.43%          1.35%          1.40%         1.49%
Return on beginning equity                          11.21         11.87          11.60          13.78         15.72
Tier 1 capital ratio                                23.05         23.56          22.37          17.91         16.18
Total capital ratio                                 24.30         24.82          23.62          19.16         17.44
Tier 1 leverage ratio                               12.56         12.57          11.78          10.31          9.42
------------------------------------------------------------------------------------------------------------------------

The per share data has been restated to give retroactive effect to the three-for-one stock split paid on August 9, 1996. The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities.

Business Combinations and Divestitures

The financial data in the table above reflects the following acquisitions and divestitures:

     . On January 16, 1998, the Company sold its banking offices in Alachua, Gainesville, and Jonesville, Florida. See Note 2 to the Consolidated Financial Statements.
     . On February 15, 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in northeast Florida's Nassau County. Geographically, Nassau County borders Charlton and Camden Counties in southeast Georgia where SEB has other offices. The Company received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposits and other liabilities.

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

Prior to January 16, 1998, SEB also had offices in Alachua, Gainesville, and Jonesville, Florida. On January 16, 1998, SEB sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold by SEB aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. For additional information regarding the sale of the Alachua offices, refer to the disclosures provided under Results of Operations. SEB's assets totaled approximately $348,838,000 at year-end 2000 versus $339,801,000 at December 31, 1999 and $337,327,000 at December 31, 1998.

Additionally, prior to mid-1998, the Company had no subsidiaries other than commercial banks. In 1998, SBC Financial Services, Inc. (SBCF) was formed to sell insurance and other financial products, initially to customers in Georgia. SBCF recently began selling investment products in association with AXA Advisors, LLC and expects to become licensed to sell insurance and investment products in Florida prior to March 31, 2001. The Company has invested $100,000 in SBCF to-date and expects to make additional capital investments in SBCF as necessary. As it develops, SBCF is expected to supplement and grow existing noninterest income, thereby increasing the Company's profitability and shareholder value. SBCF had a nominal impact on the Company's financial condition and results of operations in 2000 and 1999.

Financial Condition

Consolidated assets approximated $350 million at year-end 2000, up $9,033,664 or 2.65% from December 31, 1999. More than 86%, or $7.8 million, of the 2000 growth was attributable to improvements in net loan balances. Loans comprised 54%, investment securities, 45%, and federal funds sold, 1%, of earning assets at December 31, 2000 versus 52%, 47%, and 1% at December 31, 1999. Overall, earning assets aggregated 93% of total assets at year-end 2000 versus 92% at year-end 1999. Increased deposits and other borrowings, including a $5 million advance from the Federal Home Loan Bank (FHLB), funded the growth in total assets in 2000. During the year-earlier period, total assets grew 0.77% or $2,611,556. In 1999, as in 2000, the asset growth transpired largely from non-deposit funding. Additional details on deposits and other funding sources, on both a period-end and average basis, are provided in the Liquidity section of this Analysis.

Investment Securities

On a carrying value basis, investment securities exceeded $146 million at December 31, 2000. Purchases of securities during 2000 approximated $10,086,000, and redemptions, $13,664,000. Proceeds from a $5 million FHLB advance funded the majority of the portfolio purchases in 2000. As previously noted, securities comprised 45% of earning assets at year-end 2000 compared to 47% and 42% at December 31, 1999 and 1998. No significant changes have occurred in the investment securities mix since 1999. The amortized cost and estimated fair value of investment securities are delineated in the table below:

--------------------------------------------------------------------------------------------------------------------
Investment Securities by Category                        Amortized      Unrealized      Unrealized             Fair
December 31, 2000                                             Cost           Gains          Losses            Value
--------------------------------------------------------------------------------------------------------------------
(In thousands)
Available-for-sale:
     U.S. Treasury and U.S.
       Government agencies                                $100,085          $  275          $  520         $ 99,840
     Mortgage-backed securities                             18,850              11             326           18,535
     Equity securities                                       1,088               -               -            1,088
--------------------------------------------------------------------------------------------------------------------
                                                           120,023             286             846          119,463
Held-to-maturity:
     States and political subdivisions                      26,679             444             183           26,940
--------------------------------------------------------------------------------------------------------------------
Total investment securities                               $146,702          $  730         $ 1,029         $146,403
--------------------------------------------------------------------------------------------------------------------

As shown, the market value of the securities portfolio approximated 99.80% of the cost basis at December 31, 2000, a substantial improvement from 1999; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 4.70% or $7,808,308 at year-end 2000 compared to December 31, 1999. Appreciatively, loans at December 31, 2000 comprised the largest year-end balance since 1997. As a percent of deposits, net loans aggregated 58.77% at year-end 2000 versus 57.18% and 56.29% at December 31, 1999 and 1998. Growth in the commercial, real estate-construction, and real estate-mortgage portfolios fueled the 2000 improvement. Led by nonfarm real estate loans, gross commercial loans increased $2,660,000 or 3.94% at year-end 2000 compared to 1999. Specifically, nonfarm real estate and agricultural loans within the commercial portfolio grew $3,924,000 and $240,000 while other commercial/industrial and governmental loans declined $889,000 and $615,000. Since December 31, 1999, balances in the real estate-construction portfolio have more than doubled, growing $4,589,000 or 145.18%. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The real estate-construction portfolio has declined from its high of $9,430,000 at September 30 and is expected to further decline in 2001 as various large land development loans originated in the 2000 first and third quarters paydown.

Reversing 1999 declines, real estate-mortgage loans increased $1,601,000 or 2.68% at December 31, 2000 compared to 1999. During the fourth quarter, the Company introduced a new home equity product with minimal closing costs and other special features; the new product is expected to further increase real estate-mortgage volume. Although real estate-construction and real estate-mortgage loans grew, consumer loans fell $1,939,000. A softening of consumer demand in the Company's trade areas was the prime element in the 2000 results. Consumer loans remain the Company's highest-yielding interest-earning asset, and the Company is committed to reversing the decline in this portfolio. Although overall loan balances are expected to drop during the first three quarters of 2001 due to changing economic conditions, pending payoff of various large real estate loans, and the foreclosure of certain material nonaccrual loans as discussed in later sections of this Analysis, management is optimistic that loan volumes in 2001 will, on average, exceed 1999 and 1998 levels if not 2000 levels. Strategies implemented by management to increase loan production include utilization of more competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. During the same period last year, net loans grew $1,232,972 or 0.75%. The 1999 improvement in net loan balances derived from unearned income, because gross loans declined $400,286 or 0.24%. A drop in commercial loans outstanding was the chief factor in the 1999 results. Loans outstanding are presented by type in the table below:

-------------------------------------------------------------------------------------------------------------------
Loans by Category
December 31,                                                           2000               1999                1998
-------------------------------------------------------------------------------------------------------------------
(In thousands)
Commercial, financial, and agricultural/1/                         $ 70,175           $ 67,515            $ 69,125
Real estate - construction                                            7,750              3,161               2,318
Real estate - mortgage/2/                                            61,257             59,656              60,035
Consumer, including credit cards                                     35,373             37,312              36,566
-------------------------------------------------------------------------------------------------------------------
         Loans, gross                                               174,555            167,644             168,044
         Unearned income                                                753              1,650               3,283
-------------------------------------------------------------------------------------------------------------------
              Loans, net                                           $173,802           $165,994            $164,761
-------------------------------------------------------------------------------------------------------------------

/1/ Includes obligations of states and political subdivisions.
/2/ Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2000 and 1999, gross loans secured by real estate approximated $113,570,000 and $103,170,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $17,975,000 and $320,000 at December 31, 2000; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Unearned Income

Primarily reflecting accounting changes made to comply with new tax legislation, unearned income declined considerably at December 31, 2000 versus the other periods presented. Specifically, effective January 1999, the IRS prohibits the use of any method other than the constant, or level, yield method in computing interest income on short-term consumer loans. Although interest income on most loans has been recognized using the level yield method, interest income on certain loans was recognized using the sum-of-the-months digit method. In general, the posting of loans under the sum-of-the-months digit method created unearned interest balances and accelerated interest income recognition. As no new loans will be booked under the sum-of-the-months digit method and, further, as pre-1999 loans mature or are otherwise redeemed, the interest portion of the unearned balance is expected to wane. Additionally, the change in timing of interest recognition on certain short-term consumer loans lowered interest income by an estimated $55,000 in fiscal 2000 as compared to 1999; in 1999, the change in interest recognition reduced interest income by an estimated $135,000. More details on the Company's accounting and reporting policies on loans and related income are contained in the footnotes to the Consolidated Financial Statements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets aggregated $3,842,000, or 1.10% of total assets, at December 31, 2000. Nonperforming loans, the largest component of nonperforming assets, approximated $3,445,000 at year-end 2000, up significantly, or $2,403,000, from December 31, 1999. As a percent of net loans, nonperforming loans totaled 1.98% at year-end 2000 versus 0.63% and 0.76% at December 31, 1999 and 1998. The 2000 increase in nonperforming loans resulted predominantly from the placement of a single commercial real estate loan on nonaccrual status during the fourth quarter. Specifically, nonaccrual loans at December 31, 2000 included an impaired real estate loan totaling approximately $2,300,000. This loan, secured by a first lien on income-producing commercial real estate, was charged-off by $400,000 in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. In accordance with Company policy, the deficiency on this loan was included in the evaluation of the overall adequacy of the allowance for loan losses at December 31, 2000. The allowance for loan losses is considered adequate to handle any loss which may subsequently arise from this credit without necessitating an upward revision of the 2001 budgeted loan loss provision of $1,200,000. To maintain and maximize collateral value, the Company engaged an operating company with expertise in managing commercial properties to handle day-to-day operations as management focuses on marketing the property to potential buyers. The property is expected to sell prior to July 2001. Ongoing operating costs associated with the property are expected to approximate $100,000 during the first half of 2001. Pending furtherance of various legal proceedings, management is optimistic that various costs associated with the property may ultimately be recovered.

Exclusive of the impaired real estate loan discussed in the preceding paragraph, nonperforming loan balances totaled $1,145,000 at year-end 2000 compared to $1,042,000 and $1,246,000 at December 31, 1999 and 1998. Loans to five separate borrowers comprised 86% or $982,000 of these nonperforming loan balances at December 31, 2000; further segregated, $797,000 or 70% of these balances pertained to three borrowers. The allowance for loan losses approximated 2.76X this nonperforming loans balance at December 31, 2000 versus 3.09X a year ago. Foreclosed real estate balances fell $461,000 or 53.85% during 2000 to $397,000 at December 31, 2000. Approximately 43%, or $172,000, of foreclosed real estate balances at year-end 2000 were derived from funding originally extended to two borrowers; more significantly, 28% of total balances applied to a solo borrower. Foreclosed real estate balances remained concentrated, overall, in residential real estate at December 31, 2000. Loans past due 90 days or more were at the lowest level since December 31, 1996, aggregating $1,191,000 or 0.69% of net loan balances at December 31, 2000. Loans to three separate customers comprised 13% of loans past due 90 plus days at year-end 2000; management is unaware of any other material concentrations within these past due balances. The table on the next page provides further information about nonperforming assets and loans past due 90 days or more.

-------------------------------------------------------------------------------------------------------------------
Nonperforming Assets
December 31,                                                           2000               1999                1998
-------------------------------------------------------------------------------------------------------------------
(In thousands)
Nonaccrual loans:
         Commercial, financial, and agricultural                     $2,894             $  492              $  622
         Real estate - construction                                       -                  -                   -
         Real estate - mortgage                                         189                175                 240
         Consumer, including credit cards                                21                 18                  10
-------------------------------------------------------------------------------------------------------------------
              Total nonaccrual loans                                  3,104                685                 872
Restructured loans1                                                     341                357                 374
-------------------------------------------------------------------------------------------------------------------
              Total nonperforming loans                               3,445              1,042               1,246
Foreclosed real estate/2/                                               397                858                 778
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                           $3,842             $1,900              $2,024
-------------------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                              $1,191             $1,467              $1,607
-------------------------------------------------------------------------------------------------------------------

/1/ Does not include restructured loans that yield a market rate.
/2/ Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Significant Problem Loans. Subsequent to December 31, 2000, a single credit with principal balances aggregating $615,000 was placed on nonaccrual status. This credit, secured by timber and farmlands with accompanying tobacco and peanut allotments, was not substantially past due, and its impairment could not be reasonably measured at December 31, 2000. Due to a loan-to-appraised value ratio of less than 55%, no loss, other than possibly foregone interest, is expected on these loans. Unless interrupted by bankruptcy or other legal maneuvers, management anticipates foreclosure of the real estate collateral in June 2001. Management is unaware of any other large, significant potential problem loans at December 31, 2000 that should be included in the table above or otherwise discussed.

All known potential problem loans were included in nonperforming loans for all other periods presented except December 31, 1998. Subsequent to year-end 1998, a group of loans, primarily real estate, with principal balances approximating $1,295,000 were recognized as significantly impaired. During 1999, these problem loans were charged-off in excess of $500,000 to their estimated net realizable values. The real estate collateral underlying the balance, or $758,000, of these loans was acquired by foreclosure and classified as other real estate; by August 31, 2000, all of the acquired properties had been sold to third parties. This group of loans accounted for the majority of the fluctuations in foreclosed real estate balances during 1999 and 2000. Management has diligently pursued remedies under law in seeking to recover the charge-offs on these loans but deems any material recovery unlikely.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower's ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) the income on the loan is recognized using the cash versus accrual basis of accounting due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan switched to nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower's financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the footnotes accompanying the Consolidated Financial Statements for more details on the Company's accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance to net loans ratio totaled 1.82% at year-end 2000 versus 1.94% and 2.07% at December 31, 1999 and 1998. Net charge-offs totaled $1,263,724, down moderately, or $120,013, from 1999's $1,383,737, which was down $144,910 from 1998. Approximately 32%, or $400,000, of 2000 charge-offs and 36% of 1999 charge-offs were attributable to the various problem loans discussed earlier. Long-term strategies implemented by management to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The provision from income totaled $1,200,000 in both 2000 and 1999. Activity in the allowance is presented in the table below:

-----------------------------------------------------------------------------------------------------
Allowance for Loan Losses
Years Ended December 31,                                           2000          1999           1998
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Allowance for loan losses at beginning of year                 $  3,223      $  3,407       $  3,705
Provision for loan losses                                         1,200         1,200          1,230
Charge-offs:
         Commercial, financial, and agricultural                    557           496            829
         Real estate - construction                                   -           351              -
         Real estate - mortgage                                     298           213            330
         Consumer, including credit cards                           817           950            802
-----------------------------------------------------------------------------------------------------
                  Total charge-offs                               1,672         2,010          1,961
-----------------------------------------------------------------------------------------------------
Recoveries:
         Commercial, financial, and agricultural                     46           258            117
         Real estate - construction                                   -             -              -
         Real estate - mortgage                                      20            27             15
         Consumer, including credit cards                           343           341            301
-----------------------------------------------------------------------------------------------------
                  Total recoveries                                  409           626            433
-----------------------------------------------------------------------------------------------------
Net charge-offs                                                   1,263         1,384          1,528
-----------------------------------------------------------------------------------------------------
Allowance for loan losses at December 31                       $  3,160      $  3,223       $  3,407
-----------------------------------------------------------------------------------------------------
Net loans outstanding/1/ at December 31                        $173,802      $165,994       $164,761
-----------------------------------------------------------------------------------------------------
Average net loans outstanding/1/ at December 31                $172,768      $163,124       $165,391
-----------------------------------------------------------------------------------------------------
Ratios:
         Allowance to net loans                                   1.82%         1.94%          2.07%
-----------------------------------------------------------------------------------------------------
         Net charge-offs to average loans                         0.73%         0.85%          0.92%
-----------------------------------------------------------------------------------------------------
         Provision to average loans                               0.69%         0.74%          0.74%
-----------------------------------------------------------------------------------------------------

/1/ Net of unearned income

Management believes the allowance was adequate at December 31, 2000 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Consistent with 2000 and 1999 levels, management has budgeted a loan loss provision of $1,200,000 in fiscal 2001.

Other Assets

Capital expenditures exceeded $716,000 during 2000. Final payments on the check imaging, internet banking, and voice banking systems comprised the bulk of the 2000 expenditures. Additional funds were expended on the purchase of new vehicles for the bank fleet and the installation of new drive-in units and ATMs at various locations. As projected, the total cost of the check imaging system, including the down payment made in mid-1999, approximated $700,000. The managerial decision to purchase the check imaging system was predicated on the following known benefits:

     . Customer Service. The imaging system supplements and otherwise enhances existing customer service by providing, on paper or electronic device, compact statements and other documents that are easier to read, store, and reconcile than existing alternatives. The system also facilitates faster retrieval of documents for customer research. Both commercial and consumer customers benefit.
     . Lower Overhead. The imaging system reduces certain overhead costs inherent in document processing, including postage, proof maintenance, supplies, and personnel expense.
     . Competitive Edge. The imaging system provides an additional marketing tool for promoting SEB services.

The imaging system was fully operational by February 29, 2000.

The remaining costs relative to the internet, or PC, and voice banking systems aggregated approximately $30,000. Like the imaging system, the internet and voice banking systems augment existing customer service and provide competitive advantages in promoting and selling SEB services. With the voice banking system, customers can access account balance and other information with one quick phone call, 24 hours a day, 7 days a week. The internet banking system available through the Company's website at www.southeasternbank.com serves as an
                                 ------------------------
alternative delivery channel for many bank services: Customers can monitor accounts on-line, transfer funds, e-mail customer service representatives, and pay bills, all at customer convenience. Commercial customers, particularly those with large transactional volumes, can further utilize the bill paying, direct deposit, and ACH capabilities of the internet banking system as part of cash, or treasury, management. Implementation of both the internet and voice banking systems was completed during the first quarter.

The Company had no material plans or commitments for capital expenditures as of December 31, 2000.

Adjusted for the net reductions in foreclosed real estate previously mentioned, other assets fell $676,325 or 10.92% in 2000. A decline in the deferred tax effects of investment securities designated as available-for-sale was the overriding factor in the 2000 results. A $437,000 increase in interest receivables negated, in part, the drop in deferred tax assets. Accruals derived from overall higher loan volumes produced most of the interest receivables growth. The decline in intangible assets was attributable to regular amortization. Deposit base premiums and goodwill compose the intangible assets balance.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2000, loans1 and investment securities with carrying values exceeding $61 million and $14 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, comprised 85% of the funding base at year-end 2000, virtually unchanged from 1999 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,001,957 at year-end 2000 versus $5,859,498 at December 31, 1999. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at December 31, 2000 totaled $3,000,000, of which $1,001,957 was outstanding and $1,998,043 undrawn. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $24,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB's total assets; at December 31, 2000, unused borrowings approximated $50.8 million. Refer to the subsection entitled FHLB Advances for details on the Company's outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2001, including any commitments for capital expenditures described in the Other Assets section of this Analysis. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy.

/1/ No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits surpassed $295 million at year-end 2000, increasing $5,452,050 or 1.84% since December 31, 1999. Noninterest-bearing deposits grew $2,454,667 or 4.66%, while interest-bearing deposits climbed $2,997,383 or 1.26%. Noninterest-bearing deposits comprised 18.64%, and interest-bearing deposits, 81.36%, of total deposits at December 31, 2000. The distribution of interest-bearing balances at year-end 2000, 1999, and 1998 is shown in the table on the next page.

----------------------------------------------------------------------------------------------------------------------
                                                              2000                      1999                     1998
                                          ----------------------------------------------------------------------------
Deposits                                                   Percent                   Percent                  Percent
December 31,                                 Balances     of Total     Balances     of Total    Balances     of Total
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest-bearing demand deposits/1/           $50,309       20.91%      $45,569       19.18%     $43,617       18.61%
Savings                                        73,781       30.66%       72,348       30.45%      72,883       31.09%
Time certificates (less than) $100,000         72,207       30.01%       75,251       31.67%      78,409       33.44%
Time certificates (greater than or equal to)
  $100,000                                     44,314       18.42%       44,445       18.70%      39,526       16.86%
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              $240,611      100.00%     $237,613      100.00%    $234,435      100.00%
----------------------------------------------------------------------------------------------------------------------

/1/ NOW and money market accounts.

The composition of average deposits and the fluctuations therein at December 31 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5 million at year-end 2000. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate on or after March 17, 2001 at the option of the FHLB. Proceeds from the advance were used to fund the purchase of various U.S. Agency securities. Mortgage-backed securities with aggregate carrying values of approximately $11.3 million were pledged to collateralize current and future advances under this line of credit. No amounts were drawn against this line at December 31, 1999.

Interest Rate and Market Risk/Interest Rate Sensitivity

The normal course of business activity exposes the Company to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows, and net interest income. The asset/liability committee regularly reviews the Company's exposure to interest rate risk and formulates strategy based on appropriate levels of interest rate risk. The overall objective of this process is to optimize the Company's financial position, liquidity, and net interest income, while limiting volatility to net interest income from changes in interest rates. The Company uses gap analysis and simulation modeling to measure and manage interest rate sensitivity.

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company's interest rate sensitivity position at December 31, 2000.

--------------------------------------------------------------------------------------------------------------------
                                                                  Repricing Within
                                               -------------------------------------------------------
                                                                                                 More
Interest Rate Sensitivity                              0 - 3        4 - 12   One - Five     Than Five
December 31, 2000                                     Months        Months        Years         Years         Total
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest Rate Sensitive Assets
  Federal funds sold                               $   3,210                                               $  3,210
  Securities/1/                                        3,658      $ 11,901     $ 92,918      $ 37,137       145,614
  Loans, gross/2/                                     58,178        21,999       64,956        26,318       171,451
--------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive assets             65,046        33,900      157,874        63,455       320,275
--------------------------------------------------------------------------------------------------------------------

Interest Rate Sensitive Liabilities
  Deposits/3/                                        155,352        60,547       24,636            76       240,611
  U.S. Treasury demand note                            1,002             -            -             -         1,002
  Federal Home Loan Bank advances                          -                          -         5,000         5,000
--------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive
         liabilities                                 156,354        60,547       24,636         5,076       246,613
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                      $ (91,308)    $ (26,647)    $133,238      $ 58,379      $ 73,662
--------------------------------------------------------------------------------------------------------------------
Cumulative gap                                     $ (91,308)    $(117,955)    $ 15,283      $ 73,662
--------------------------------------------------------------------------------------------------------------------
Ratio of cumulative gap to total
         rate sensitive assets                        (28.51)%      (36.83)%       4.77%        23.00%
--------------------------------------------------------------------------------------------------------------------
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities               41.60%        45.62%      106.32%       129.87%
--------------------------------------------------------------------------------------------------------------------
Cumulative gap at December 31, 1999                $ (99,992)    $(142,141)    $  3,459      $ 75,466
--------------------------------------------------------------------------------------------------------------------
Cumulative gap at December 31, 1998                $ (75,213)    $ (97,301)    $ 15,058      $ 76,837
--------------------------------------------------------------------------------------------------------------------

/1/ Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities are excluded.
/2/ No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded. /3/ NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company's gap position remained negative through the short-term repricing intervals at year-end 2000, totaling $(91,308) at three months and $(117,955) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at December 31, 2000 totaled $10,048 at three months and $(16,599) at twelve months. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company's December 31, 2000 analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 5% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company's net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, rarely reprice and therefore, have limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously (lag effect); c) Changes in balance sheet mix are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001 to-date, can materially impact estimated results.

The Company has not in the past, but may in the future, utilize interest rate swaps, financial options, financial futures contracts, or other rate protection instruments to reduce interest rate and market risks.

Impact of Inflation

The effects of inflation on the local economy and the Company's operating results have been relatively modest the last several years. Because substantially all the Company's assets and liabilities, including cash, securities, loans, and deposits, are monetary in nature, their values are less sensitive to the effects of inflation than to changing interest rates. As discussed in the preceding section, the Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities.

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

Due to the purchase of treasury stock, capital ratios declined marginally at December 31, 2000 compared to 1999. Capital amounts and ratios for the most recent periods are presented in the table on the next page.

-------------------------------------------------------------------------------------------------------------------
Capital Ratios/1/
December 31,                                                           2000               1999                1998
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Tier 1 capital:
  Realized shareholders' equity                                    $ 44,710           $ 44,028            $ 40,861
  Intangible assets and other adjustments                           (1,117)            (1,309)             (1,486)
-------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                             43,593             42,719              39,375
-------------------------------------------------------------------------------------------------------------------
Tier 2 capital:
  Portion of allowance for loan losses                                2,374              2,278               2,216
  Allowable long-term debt                                                -                  -                   -
-------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                              2,374              2,278               2,216
-------------------------------------------------------------------------------------------------------------------
Total risk-based capital                                           $ 45,967           $ 44,997            $ 41,591
-------------------------------------------------------------------------------------------------------------------
Risk-weighted assets                                               $189,139           $181,326            $176,052
-------------------------------------------------------------------------------------------------------------------
Risk-based ratios:
  Tier 1 capital                                                     23.05%             23.56%              22.37%
-------------------------------------------------------------------------------------------------------------------
  Total risk-based capital                                           24.30%             24.82%              23.62%
-------------------------------------------------------------------------------------------------------------------
  Tier 1 leverage ratio                                              12.56%             12.57%              11.78%
-------------------------------------------------------------------------------------------------------------------
Realized shareholders' equity to assets                              12.78%             12.82%              12.10%
-------------------------------------------------------------------------------------------------------------------

/1/ The Company is not subject to the market risk capital guidelines promulgated by the regulatory authorities; these guidelines created Tier 3 capital.

On a per share basis, realized book value grew $0.71 or 5.77% since 1999 to $13.01 at December 31, 2000. Dividends declared totaled $0.51 in 2000, up $0.04 or 8.51% from 1999, which was up 21.55% from 1998. For specifics on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved $2,505,012 at year-end 2000 compared to year-end 1999. Movement in interest rates remained the dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

On March 14, 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In April 2000, the Company purchased 144,101 shares from one group of shareholders at a purchase price of $17.25 per share and subsequent to year-end, an additional 32,633 shares on the open market and through private transactions at an average price of $14.93 per share. Since inception, the treasury stock program has reduced the Company's outstanding common stock from 3,580,797 shares to 3,404,063 shares. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $4,027,025. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Other Assets and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. In 2000, SEB paid $3,962,000 in dividends to the Company. A $1,500,000 special dividend approved by the regulators helped the Company fund the initial treasury stock purchase described in the preceding section. The additional $2,462,000 payout represented regular cash dividends available to the Company in 2000 without prior regulatory approval. Cash dividends available from SEB for payment in 2001 without similar approval total approximately $2,500,000. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

OPEN

------------------------------------------------------------------------------------------------------------------------------
                                                   2000                            1999                       1998
                                     -----------------------------------------------------------------------------------------
Average Balances/5/                     Average    Income/    Yields/    Average  Income/ Yields/   Average   Income/ Yields/
Years Ended December 31,               Balances    Expense      Rates   Balances  Expense   Rates  Balances   Expense   Rates
------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
Cash and due from banks                 $13,099                          $12,379                    $11,859
Interest-earning assets:
    Loans, net/1/ /2/ /3/               172,768     18,325     10.61%    163,124   17,160       0   165,391   $18,557  11.22%
    Federal funds sold                    3,727        227      6.09%      6,813      325   4.77%    13,573       727   5.37%
    Taxable investment securities       123,584      7,577      6.15%    122,786    7,289   5.96%   105,575     6,398   6.08%
    Tax-exempt investment securities/3/  27,186      1,883      6.93%     24,880    1,923   7.73%    20,304     1,597   7.87%
------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets      327,265     28,012      8.56%    317,603   26,697   8.42%   304,843    27,279   8.96%
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                (3,500)                          (3,197)                    (3,924)
Premises and equipment, net               6,885                            6,632                      6,790
Intangible and other assets               7,555                            7,214                      6,680
Unrealized (losses) gains on
   investment securities                 (3,733)                          (1,512)                       246
------------------------------------------------------------------------------------------------------------------------------
     Total Assets                      $347,571                         $339,119                   $326,494
==============================================================================================================================

Liabilities and
   Shareholders' Equity
Noninterest-bearing deposits            $55,487                          $54,438                    $51,783
Interest-bearing liabilities:
    Interest-bearing demand deposits/4/  46,539    $ 1,325      2.85%     43,510    1,218   2.80%    40,310   $ 1,208   3.00%
    Savings                              75,728      3,255      4.30%     74,495    2,974   3.99%    73,330     3,313   4.52%
    Time deposits                       116,869      6,620      5.66%    120,523    6,641   5.51%   116,865     6,900   5.90%
    Federal funds purchased                 801         52      6.49%        553       30   5.35%         -
    U. S. Treasury demand note              846         53      6.26%        828       39   4.75%       924        51   5.52%
    Federal Home Loan Bank advances       6,452        418      6.48%          -                          -
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities 247,235     11,723      4.74%    239,909   10,902   4.54%   231,429    11,472   4.96%
------------------------------------------------------------------------------------------------------------------------------
Other liabilities                         3,169                            3,154                      3,667
Realized shareholders' equity            44,144                           42,616                     39,453
Unrealized (losses) gains on
   investment securities, net of tax     (2,464)                            (998)                       162
------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and
     Shareholders' Equity              $347,571                         $339,119                   $326,494
==============================================================================================================================
Excess of interest-earning assets
    over interest-bearing liabilities   $80,030                          $77,694                    $73,414
==============================================================================================================================
126=Interest rate spread                                        3.82%                       3.88%                       4.00%
==============================================================================================================================
Net interest income                                 16,289                         15,795                     $15,807
==============================================================================================================================
Net interest margin                                             4.98%                       4.97%                       5.19%
==============================================================================================================================

/1/ Average loans are shown net of unearned income. Nonperforming loans are included.
/2/ Interest income includes loan fees of approximately $803,000, $895,000, and $977,000 in 2000, 1999, and 1998.
/3/ Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $749,000, $711,000, and $591,000 in 2000, 1999, and 1998. No
     adjustment has been made for any state tax benefits.
/4/  NOW and money market accounts.
/5/  Averages presented generally represent average daily balances.

Quarterly Results (Unaudited)

The tables on the next page set forth certain consolidated quarterly financial information. This information is derived from unaudited consolidated financial statements which include, in the opinion of management, all normal recurring adjustments necessary for a fair presentation. The results for any quarter are not necessarily indicative of trends or results for any future period.

----------------------------------------------------------------------------------------------------------------------
Selected Quarterly Financial Data
2000 Quarter Ended                                 December 31       September 30          June 30           March 31
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)

Interest income                                         $6,853              6,906           $6,871             $6,632
Interest expense                                         3,079              3,064            2,881              2,700
Net interest income                                      3,774              3,842            3,990              3,932
Provision for loan losses                                  300                300              300                300
Investment securities gains                                  -                  -                -                  7
Income before income taxes                               1,683              1,633            1,799              1,807
Net income                                               1,245              1,153            1,270              1,268
Basic earnings per share                                $ 0.36             $ 0.34           $ 0.37             $ 0.35
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Selected Quarterly Financial Data
1999 Quarter Ended                                 December 31       September 30          June 30           March 31
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)

Interest income                                         $6,551             $6,513           $6,484             $6,438
Interest expense                                         2,680              2,707            2,746              2,768
Net interest income                                      3,871              3,806            3,738              3,670
Provision for loan losses                                  300                300              300                300
Investment securities gains                                  -                  4                -                  -
Income before income taxes                               1,783              1,778            1,708              1,563
Net income                                               1,290              1,249            1,205              1,105
Basic earnings per share                                $ 0.36             $ 0.35           $ 0.34             $ 0.31
----------------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. These statements were required to be adopted for fiscal years beginning after June 15, 2000 and require all derivatives to be recorded on the balance sheet at fair value and establish new accounting rules for hedging instruments. The transition provisions of SFAS 133 permit a one-time transfer of debt securities categorized as held-to-maturity into the available-for-sale category without calling into question the entity's intent to hold other debt securities to maturity in the future. The Company adopted the provisions of SFAS 133, as amended, on January 1, 2001. SFAS 133 did not have a material impact on the Company's financial position or results of operations.

In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125." The new statement revises accounting criteria for securitizations, other financial asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. Although the statement is effective for reporting periods beginning after March 31, 2001, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of SFAS 140 is not expected to have a significant impact on the consolidated financial statements.

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

Certain factors that could affect financial performance or cause actual results to vary significantly from estimates contained in or underlying forward-looking statements include:

     .    Interest rate fluctuations and other market conditions.
     . Strength of the consumer and commercial credit sectors as well as real estate markets.
     . Changes in laws and regulations, including changes in accounting standards, monetary policies, and taxation requirements (including tax rate changes, new tax laws, and revised tax law interpretations).
     . Competitive pricing and other pressures on loans and deposits and the Company's ability to maintain market shares in its trade areas.
     . Management of costs associated with expansion of existing and development of new distribution channels, and ability to realize increased revenues from these distribution channels.
     . The outcome of litigation which depends on judicial interpretations of law and findings of juries.
     . Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

The foregoing list of factors is not exclusive. This Analysis should be read in conjunction with the Consolidated Financial Statements and related notes.


Item 8.  Financial Statements and Supplementary Data.

The response to this Item commences on page 33. Selected Statistical Information begins on page 25. Both the financial statements and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiaries.

                       Southeastern Banking Corporation

                       Selected Statistical Information


Analysis of Changes in Net Interest Income

The average balances table included in the Operations section of Part II, Item 7 provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2000 and 1999.

---------------------------------------------------------------------------------------------------------------
                                                2000 Compared to 1999                1999 Compared to 1998
                                              Increase (Decrease) Due to           Increase (Decrease) Due to
Interest                                -----------------------------------------------------------------------
Differential(1)                              Volume        Rate         Net       Volume       Rate         Net
---------------------------------------------------------------------------------------------------------------
(In thousands)
Interest income
  Loans(2)(3)                               $ 1,022       $ 143     $ 1,165       $ (252)   $(1,145)    $(1,397)
  Federal funds sold                           (252)        154         (98)        (329)       (73)       (402)
  Taxable investment securities                  48         240         288        1,020       (129)        891
  Tax-exempt investment securities(3)           332        (372)        (40)         353        (27)        326
---------------------------------------------------------------------------------------------------------------
    Total interest income                     1,150         165       1,315          792     (1,374)       (582)
---------------------------------------------------------------------------------------------------------------

Interest expense
  Interest-bearing demand deposits(4)            86          21         107           59        (49)         10
  Savings                                        50         231         281           54       (393)       (339)
  Time deposits                                (275)        254         (21)         229       (488)       (259)
  Federal funds purchased(5)                     15           7          22           30          -          30
  U. S. Treasury demand note                      1          13          14           (5)        (7)        (12)
  Federal Home Loan Bank Advances(5)            418           -         418            -          -           -
---------------------------------------------------------------------------------------------------------------
    Total interest expense                      295         526         821          367       (937)       (570)
---------------------------------------------------------------------------------------------------------------
Net change in net interest income           $   855       $(361)    $   494       $  425    $  (437)    $   (12)
===============================================================================================================

(1) Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
(2) Includes loan fees. See the average balances table included in the Operations section of Part II, Item 7 for more details.
(3) Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
(4) NOW and money market accounts.
(5) The entire change in net interest income attributable to the Company's initial borrowings under these credit facilities has been allocated to the change in volume.

                       Southeastern Banking Corporation

                        Selcted Statistical Information



Investment Securities

Investment securities available-for-sale (carried at estimated fair value) and held-to-maturity (carried at amortized cost) for each of the last three years are presented in the table below. The maturity distribution of these securities and their weighted average yields are presented in an additional table on the next page.

-------------------------------------------------------------------------------------------------------
Investment Securities by Category                Amortized         Fair     Unrealized      Unrealized
At December 31,                                       Cost        Value          Gains          Losses
-------------------------------------------------------------------------------------------------------
(In thousands)
Available-for-sale
     U. S. Treasury and
        U.S. Government agencies
           2000                                   $100,085     $ 99,840         $  275          $  520
           1999                                     98,408       95,151              7           3,264
           1998                                     86,656       87,115            483              24

     Mortgage-backed securities
           2000                                     18,850       18,535             11             326
           1999                                     22,753       21,655              9           1,107
           1998                                     21,171       21,150             33              54

     Equity securities
           2000                                      1,088        1,088              -               -
           1999                                      1,088        1,088              -               -
           1998                                        893          893              -               -

-------------------------------------------------------------------------------------------------------
        Total available-for-sale
           2000                                    120,023      119,463            286             846
           1999                                    122,249      117,894             16           4,371
           1998                                    108,720      109,158            516              78

Held-to-maturity
     States and political subdivisions
           2000                                     26,679       26,940            444             183
           1999                                     28,018       27,476            250             792
           1998                                     23,873       24,947          1,074               -

-------------------------------------------------------------------------------------------------------
         Total investment securities
           2000                                   $146,702     $146,403         $  730         $ 1,029
           1999                                    150,267      145,370            266           5,163
           1998                                    132,593      134,105          1,590              78
-------------------------------------------------------------------------------------------------------


                       Southeastern Banking Corporation

                       Selected Statistical Information



The distribution of maturities and the weighted average yields of debt securities at December 31, 2000 are shown in the table below:

------------------------------------------------------------------------------------------------------------
Maturity Distribution
of Investment Securities                     1 Year          1 - 5        5 - 10     After 10
December 31, 2000                           or Less          Years         Years        Years         Total
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Distribution of maturities
      Amortized cost:
      U.S. Treasury and
          U.S. Government agencies                                                                      $ 0
      Mortgage-backed securities(1)                                                                       0
      States and political subdivisions                                                                   0
------------------------------------------------------------------------------------------------------------
          Total debt securities                 $ 0            $ 0           $ 0          $ 0           $ 0
------------------------------------------------------------------------------------------------------------

      Fair value:
      U.S. Treasury and
          U.S. Government agencies                                                                      $ 0
      Mortgage-backed securities(1)                                                         -             0
      States and political subdivisions                                                                   0
------------------------------------------------------------------------------------------------------------
          Total debt securities                 $ 0            $ 0           $ 0          $ 0           $ 0
------------------------------------------------------------------------------------------------------------

      Weighted average yield:
      U.S. Treasury and
          U.S. Government agencies
      Mortgage-backed securities(1)
      States and political subdivisions(2)
------------------------------------------------------------------------------------------------------------
          Total debt securities
------------------------------------------------------------------------------------------------------------

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

The Company had no investments in the obligations of any state or municipality which exceeded 10% of shareholders' equity at December 31, 2000.

                       Southeastern Banking Corporation

                       Selected Statistical Information
Loans

Loans outstanding are presented by type below:

----------------------------------------------------------------------------------------------------------------
Loans by Category
At December 31,                                   2000          1999           1998          1997          1996
----------------------------------------------------------------------------------------------------------------
(In thousands)
Commercial, financial, and agricultural(1)    $ 70,175      $ 67,515       $ 69,125      $ 92,587      $ 88,899
Real estate - construction                       7,750         3,161          2,318         4,029         3,416
  Real estate - mortgage(2)                     61,257        59,656         60,035        59,652        59,515
  Consumer, including credit cards              35,373        37,312         36,566        34,187        35,550
----------------------------------------------------------------------------------------------------------------
      Loans, gross                             174,555       167,644        168,044       190,455       187,380
      Unearned income                              753         1,650          3,283         3,632         3,641
----------------------------------------------------------------------------------------------------------------
               Loans, net                     $173,802      $165,994       $164,761      $186,823      $183,739
================================================================================================================
(1) Includes obligations of states and political subdivisions.
(2) Typically have maturities of 15 years or less.

----------------------------------------------------------------------------------------------------------------

The amount of certain gross loans outstanding at December 31, 2000, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below:

----------------------------------------------------------------------------------------------------------------
                                                                        Remaining Maturities of Selected Loans
                                                                     -------------------------------------------
Loan Maturity and                                                                                          More
Interest Rate Sensitivity                                                    Within    One - Five     Than Five
December 31, 2000                                              Total       One Year         Years         Years
----------------------------------------------------------------------------------------------------------------
(In thousands)
Loan maturity
  Commercial, financial, and agricultural(1)                 $67,281        $27,502       $28,467       $11,312
  Real estate - construction                                   7,750          3,730         3,826           194
----------------------------------------------------------------------------------------------------------------
      Total                                                  $75,031        $31,232       $32,293       $11,506
================================================================================================================

Interest rate sensitivity
  Selected loans with:
  Predetermined interest rates                                                            $19,982        $5,744
  Floating or adjustable interest rates                                                    12,311         5,762
----------------------------------------------------------------------------------------------------------------
      Total                                                                               $32,293       $11,506
================================================================================================================

(1) Excludes nonaccrual loans totaling approximately $2,894.

The above maturity schedule is not necessarily indicative of future principal reductions since each loan is evaluated at maturity and, in many instances, is renewed in part or total.

                        Southeastern Banking Corporation

                        Selected Statistical Information


Nonperforming Assets

Nonperforming assets for each of the last five years are presented in the table below:

----------------------------------------------------------------------------------------------------------
Nonperforming Assets
At December 31,                                     2000        1999        1998         1997        1996
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Nonaccrual loans                                  $3,104      $  685      $  872       $  775      $  686
Restructured loans(1)                                341         357         374          389         418
----------------------------------------------------------------------------------------------------------
     Total nonperforming loans                     3,445       1,042       1,246        1,164       1,104
Foreclosed real estate(2)                            397         858         778          722         726
----------------------------------------------------------------------------------------------------------
     Total nonperforming assets                   $3,842      $1,900      $2,024       $1,886      $1,830
==========================================================================================================
Accruing loans past due 90 days or more           $1,191      $1,467      $1,607       $1,767      $1,100
==========================================================================================================
Ratios:
     Nonperforming loans to net loans              1.98%       0.63%       0.76%        0.62%       0.60%
==========================================================================================================
     Nonperforming assets to net loans
         plus foreclosed real estate               2.21%       1.14%       1.22%        1.01%       0.99%
==========================================================================================================

(1) Does not include restructured loans that yield a market rate.
(2) Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

The Company's nonperforming loans and assets for the three years ended December 31, 2000 are discussed and policies pertaining to same are delineated in the Loan section of Part II, Item 7 (management discussion); accordingly, the discussion below is limited to nonperforming asset levels at year-end 1997 and 1996 unless otherwise indicated:

a) Unrecognized income on nonaccrual and restructured loans totaled approximately $127,000, $114,000, $49,000, $143,000, and $71,000 in 2000,
     1999, 1998, 1997, and 1996.
b) All known potential problem loans were included in nonperforming loans at December 31, 1997. Potential problem loans not included in nonperforming loans at December 31, 1996 totaled approximately $1,400,000; subsequent to year-end 1996, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values.
c) The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans at year-end 1997 and 1996.

                        Southeastern Banking Corporation

                        Selected Statistical Information


Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Activity in the allowance for each of the last five years is presented in the table below:

------------------------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses
Years Ended December 31,                                             2000             1999         1998           1997         1996
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Allowance for loan losses at beginning of year                   $  3,223         $  3,407     $  3,705       $  3,735     $  3,532
Provision for loan losses                                           1,200            1,200        1,230          1,715        1,475
Charge-offs:
          Commercial, financial, and agricultural                     557              496          829          1,187          996
          Real estate - construction                                    -              351            -              -            -
          Real estate - mortgage                                      298              213          330            202          167
          Consumer, including credit cards                            817              950          802            845          791
------------------------------------------------------------------------------------------------------------------------------------
                    Total charge-offs                               1,672            2,010        1,961          2,234        1,954
------------------------------------------------------------------------------------------------------------------------------------
Recoveries:
          Commercial, financial, and agricultural                      46              258          117             99          388
          Real estate - construction                                    -                -            -              -            -
          Real estate - mortgage                                       20               27           15              6           16
          Consumer, including credit cards                            343              341          301            384          278
------------------------------------------------------------------------------------------------------------------------------------
                    Total recoveries                                  409              626          433            489          682
====================================================================================================================================
Net charge-offs                                                     1,263            1,384        1,528          1,745        1,272
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at December 31                         $  3,160         $  3,223     $  3,407       $  3,705     $  3,735
------------------------------------------------------------------------------------------------------------------------------------
Net loans outstanding(1) at December 31                          $173,802         $165,994     $164,761       $186,823     $183,739
------------------------------------------------------------------------------------------------------------------------------------
Average loans outstanding at December 31                         $172,768         $163,124     $165,391       $186,174     $177,522
------------------------------------------------------------------------------------------------------------------------------------
Ratios:
          Allowance to net loans                                    1.82%            1.94%        2.07%          1.98%        2.03%
------------------------------------------------------------------------------------------------------------------------------------
          Net charge-offs to average loans                          0.73%            0.85%        0.92%          0.94%        0.72%
------------------------------------------------------------------------------------------------------------------------------------
          Provision to average loans                                0.69%            0.74%        0.74%          0.92%        0.83%
------------------------------------------------------------------------------------------------------------------------------------
          Recoveries to total charge-offs                          24.46%           31.14%       22.08%         21.89%       34.90%
====================================================================================================================================

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

                        Southeastern Banking Corporation

                        Selected Statistical Information


The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within the loan categories summarized in the table below:

---------------------------------------------------------------------------------------------------------
Allocation of Allowance
for Loan Losses
At December 31,                                 2000         1999         1998         1997         1996
---------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Allocation of allowance
  by loan category

Commercial, financial, and agricultural       $1,054       $1,286       $1,135       $1,132       $1,217
Real estate - construction                       117          117            -            -            -
Real estate - mortgage                           707          651          861          368          589
Consumer, including credit cards                 755          675          678          553          394
Unallocated                                      527          494          733        1,652        1,535
---------------------------------------------------------------------------------------------------------
    Total                                     $3,160       $3,223       $3,407       $3,705       $3,735
=========================================================================================================

Allocation of allowance
   as a percent of total allowance

Commercial, financial, and agricultural          33%          40%          33%          30%          33%
Real estate - construction                        4%           4%           -            -            -
Real estate - mortgage                           22%          20%          25%          10%          16%
Consumer, including credit cards                 24%          21%          20%          15%          10%
Unallocated                                      17%          15%          22%          45%          41%
---------------------------------------------------------------------------------------------------------
    Total                                       100%         100%         100%         100%         100%
=========================================================================================================

Year-end loan categories as
   a percent of total loans

Commercial, financial, and agricultural          40%          40%          41%          49%          47%
Real estate - construction                        5%           2%           1%           2%           2%
Real estate - mortgage                           35%          36%          36%          31%          32%
Consumer, including credit cards                 20%          22%          22%          18%          19%
---------------------------------------------------------------------------------------------------------
    Total                                       100%         100%         100%         100%         100%
=========================================================================================================

Report of Independent Certified Public Accountants

The Shareholders
Southeastern Banking Corporation
Darien, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Banking Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southeastern Banking Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ BDO Seidman, LLP
Atlanta, Georgia
January 30, 2001,
  (except for the third paragraph of Note 5
  which is as of February 5, 2001)

                        Southeastern Banking Corporation

                        Selected Statistical Information

Deposits

The average balances table included in the Operations section of Part II, Item 7 provides detailed information about income/expense and rates paid on deposits for the three most recent years. The composition of average deposits for these same periods is shown below:

--------------------------------------------------------------------------------------------------------------
                                                   Balances                              Percent of Total
Composition of Average Deposits         ----------------------------------------------------------------------
Years Ended December 31,                     2000        1999       1998         2000       1999         1998
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Noninterest-bearing deposits             $ 55,487    $ 54,438   $ 51,783       18.83%     18.58%       18.34%
Interest-bearing demand deposits           46,539      43,510     40,310       15.80%     14.85%       14.28%
Savings                                    75,728      74,495     73,330       25.70%     25.43%       25.98%
Time deposits                             116,869     120,523    116,865       39.67%     41.14%       41.40%
--------------------------------------------------------------------------------------------------------------
    Total                                $294,623    $292,966   $282,288      100.00%    100.00%      100.00%
--------------------------------------------------------------------------------------------------------------

The maturities of certificates of deposit totaling $100,000 or more at year-end 2000 are presented below:

--------------------------------------------------------------------------------------------------------------
Maturities of Certificates
Of Deposit of $100,000 or More                                                                   Certificates
December 31, 2000                                                                                  of Deposit
--------------------------------------------------------------------------------------------------------------
(In thousands)
Months to maturity:
    3 or less                                                                                         $13,770
    Over 3 through 6                                                                                    6,952
    Over 6 through 12                                                                                  17,623
    Over 12                                                                                             5,969
--------------------------------------------------------------------------------------------------------------
       Total                                                                                          $44,314
==============================================================================================================
--------------------------------------------------------------------------------------------------------------

Selected Ratios for Measurement of Net Income and Equity

Selected ratios for the measurement of net income and equity are presented below:

--------------------------------------------------------------------------------------------------------------
Return on Equity and Assets
Years Ended December 31,(1)                                                      2000       1999         1998
--------------------------------------------------------------------------------------------------------------
Return on average assets                                                        1.41%      1.43%        1.35%
Return on average equity                                                       11.18%     11.38%       11.13%
Dividend payout ratio                                                          35.81%     34.71%       31.53%
Average equity to average assets ratio                                         12.57%     12.53%       12.09%
==============================================================================================================

(1) These ratios exclude the effects of mark-to-market accounting for investment securities.

                                                 Southeastern Banking Corporation

                                                    Consolidated Balance Sheets

December 31,                                                                                     2000              1999
-------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks, including reserve requirements of approximately
   $5,805,000 and $4,806,000 at December 31, 2000 and 1999                               $ 15,852,283      $ 14,016,035
Federal funds sold                                                                          3,210,000         2,800,000
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                                  19,062,283        16,816,035

Investment securities
   Held-to-maturity (market value of approximately $26,941,000 and
    $27,476,000 at December 31, 2000 and 1999)                                             26,679,250        28,017,607
   Available-for-sale, at market value                                                    119,462,887       117,893,972
-------------------------------------------------------------------------------------------------------------------------
Total investment securities                                                               146,142,137       145,911,579

Loans, gross                                                                              174,555,359       167,644,071
   Unearned income                                                                           (752,940)       (1,649,960)
   Allowance for loan losses                                                               (3,159,165)       (3,222,889)
-------------------------------------------------------------------------------------------------------------------------
Loans, net                                                                                170,643,254       162,771,222

Premises and equipment, net                                                                 6,723,135         6,708,814
Intangible assets                                                                           1,095,560         1,286,284
Other assets                                                                                5,912,183         7,050,954
-------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                             $349,578,552      $340,544,888
=========================================================================================================================
Liabilities and Shareholders' Equity

Liabilities

   Noninterest-bearing deposits                                                          $ 55,125,661      $ 52,670,994
   Interest-bearing deposits                                                              240,610,650       237,613,267
-------------------------------------------------------------------------------------------------------------------------
Total deposits                                                                            295,736,311       290,284,261

Federal funds purchased                                                                             -         3,950,000
U.S. Treasury demand note                                                                   1,001,957         1,909,498
Federal Home Loan Bank advances                                                             5,000,000                 -
Other liabilities                                                                           3,500,109         3,248,193
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         305,238,377       299,391,952
-------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 16 and 17)

Shareholders' Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,436,696 and 3,580,797 shares outstanding at
   December 31, 2000 and 1999)                                                              4,475,996         4,475,996
Additional paid-in capital                                                                  1,391,723         1,391,723
Retained earnings                                                                          41,327,784        38,159,815
Treasury stock, at cost (144,101 shares)                                                   (2,485,742)                -
-------------------------------------------------------------------------------------------------------------------------
Realized shareholders' equity                                                              44,709,761        44,027,534
Accumulated other comprehensive income - unrealized losses on
   investment securities, net of taxes                                                       (369,586)       (2,874,598)
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 44,340,175        41,152,936
-------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                               $349,578,552      $340,544,888
=========================================================================================================================

                                                             See accompanying notes to consolidated financial statements.

                                                 Southeastern Banking Corporation

                                                 Consolidated Statements of Income


Years ended December 31,                                                     2000               1999                1998
--------------------------------------------------------------------------------------------------------------------------
Interest income
  Loans, including fees                                               $18,215,106        $17,100,365         $18,503,237
  Federal funds sold                                                      226,913            324,889             726,587
  Investment securities
     Taxable                                                            7,576,654          7,288,849           6,398,453
     Tax-exempt                                                         1,243,991          1,271,925           1,059,488
--------------------------------------------------------------------------------------------------------------------------

Total interest income                                                  27,262,664         25,986,028          26,687,765
--------------------------------------------------------------------------------------------------------------------------

Interest expense
  Deposits                                                             11,200,883         10,832,888          11,420,446
  Federal funds purchased                                                  51,705             29,578                   -
  U.S. Treasury demand note                                                53,050             39,345              50,504
  Federal Home Loan Bank advances                                         417,632                  -                   -
--------------------------------------------------------------------------------------------------------------------------

Total interest expense                                                 11,723,270         10,901,811          11,470,950
--------------------------------------------------------------------------------------------------------------------------

Net interest income                                                    15,539,394         15,084,217          15,216,815

Provision for loan losses                                               1,200,000          1,200,000           1,230,000
--------------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                    14,339,394         13,884,217          13,986,815
--------------------------------------------------------------------------------------------------------------------------

Noninterest income
  Service charges on deposit accounts                                   2,391,950          2,542,076           2,456,882
  Gain on sale of branches before tax provision of $559,731                     -                  -             101,908
  Investment securities gains (losses), net                                 6,844              3,738              (6,104)
  Other operating income                                                  992,453            922,965             875,727
--------------------------------------------------------------------------------------------------------------------------

Total noninterest income                                                3,391,247          3,468,779           3,428,413
--------------------------------------------------------------------------------------------------------------------------

Noninterest expense
  Salaries and employee benefits                                        6,126,576          5,747,257           5,800,276
  Occupancy and equipment, net                                          1,944,370          1,843,734           1,724,624
  Other operating expense                                               2,737,310          2,930,002           2,852,009
--------------------------------------------------------------------------------------------------------------------------

Total noninterest expense                                              10,808,256         10,520,993          10,376,909
--------------------------------------------------------------------------------------------------------------------------

Income before income tax expense                                        6,922,385          6,832,003           7,038,319

Income tax expense                                                      1,987,291          1,982,838           2,645,721
--------------------------------------------------------------------------------------------------------------------------

Net income                                                            $ 4,935,094        $ 4,849,165         $ 4,392,598
==========================================================================================================================

Basic earnings per common share                                       $      1.42        $      1.35         $      1.23
==========================================================================================================================

                                                             See accompanying notes to consolidated financial statements.

                                                 Southeastern Banking Corporation

                                          Consolidated Statements of Shareholders' Equity


                                                                                                     Accumulated
                                                        Additional                                         Other
                                               Common      Paid-In      Retained        Treasury   Comprehensive
                                                Stock      Capital      Earnings           Stock          Income           Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                 $4,475,996   $1,391,723   $31,986,080               -       $  14,858     $37,868,657

Comprehensive income:
   Net income                                       -            -     4,392,598               -               -       4,392,598
   Other comprehensive income, net of
     tax effect of $141,200:
       Change in unrealized gains
         (losses) on available-for-sale
         securities                                 -            -             -               -         274,095         274,095
                                                                                                                   --------------
Comprehensive income                                                                                                   4,666,693
                                                                                                                   --------------

Cash dividends declared
   ($0.38 2/3 per share)                            -            -    (1,385,053)              -               -      (1,385,053)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                  4,475,996    1,391,723    34,993,625               -         288,953      41,150,297

Comprehensive income:
   Net income                                       -            -     4,849,165               -               -       4,849,165
   Other comprehensive income, net of
     tax effect of $1,629,709:
       Change in unrealized gains
         (losses) on available-for-sale
         securities                                 -            -             -               -      (3,163,551)     (3,163,551)
                                                                                                                   --------------
Comprehensive income                                                                                                   1,685,614
                                                                                                                   --------------

Cash dividends declared
   ($0.47 per share)                                -            -    (1,682,975)              -               -      (1,682,975)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                  4,475,996    1,391,723    38,159,815               -      (2,874,598)     41,152,936

Comprehensive income:
   Net income                                       -            -     4,935,094               -               -       4,935,094
   Other comprehensive income, net of
     tax effect of $1,290,463:
       Change in unrealized gains
         (losses) on available-for-sale
         securities                                 -            -             -               -       2,505,012       2,505,012
                                                                                                                   --------------
Comprehensive income                                                                                                   7,440,106
                                                                                                                   --------------

Cash dividends declared
   ($0.51 per share)                                -            -    (1,767,125)              -               -      (1,767,125)

Purchase of treasury stock                          -            -             -      (2,485,742)              -      (2,485,742)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                 $4,475,996   $1,391,723   $41,327,784     $(2,485,742)   $   (369,586)    $44,340,175
=================================================================================================================================

                                                                     See accompanying notes to consolidated financial statements.

                                                   Southeastern Banking Corporation

                                                 Consolidated Statements of Cash Flows


Years ended December 31,                                                       2000              1999              1998
-------------------------------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                           $  4,935,094      $  4,849,165      $  4,392,598
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                          1,200,000         1,200,000         1,230,000
       Depreciation                                                         788,104           843,258           845,705
       Amortization and accretion, net                                      177,149           249,835           204,500
       Deferred income tax expense                                           96,159            49,101            76,345
       Investment securities (gains) losses, net                             (6,844)           (3,738)            6,104
       Net (gains) losses on sales of other real estate                    (112,062)           44,013           (66,275)
       Gain on sale of branches before tax provision                              -                 -          (101,908)
       Changes in assets and liabilities:
         (Increase) decrease in other assets                               (855,984)          (77,500)           36,990
         Increase (decrease) in other liabilities                           138,945            37,606          (569,788)
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                 6,360,561         7,191,740         6,054,271
-------------------------------------------------------------------------------------------------------------------------

Investing activities
  Principal collections and maturities of investment securities:
     Held-to-maturity                                                     3,173,400         2,205,200         3,720,800
     Available-for-sale                                                   7,501,147        49,793,188        66,754,681
  Proceeds from sales of investment securities available-for-sale         2,996,719         1,001,562         4,992,122
  Purchases of investment securities held-to-maturity                    (1,856,585)       (6,371,457)       (8,264,361)
  Purchases of investment securities available-for-sale                  (8,229,345)      (64,357,623)      (91,161,927)
  Net (increase) decrease in loans                                       (8,890,486)       (3,652,848)        2,534,445
  Proceeds from sales of other real estate                                  452,568           761,018           572,752
  Capital expenditures, net                                                (716,344)         (777,800)         (805,131)
  Net funds paid in sale of branches                                              -                 -       (13,589,236)
-------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                    (5,568,926)      (21,398,760)      (35,245,855)
-------------------------------------------------------------------------------------------------------------------------

Financing activities
  Net increase (decrease) in deposits                                     5,452,050        (2,412,335)       23,721,476
  Net (decrease) increase in federal funds purchased                     (3,950,000)        3,950,000                 -
  Net (decrease) increase in U.S. Treasury demand note                     (907,541)        1,093,445        (2,954,635)
  Proceeds from Federal Home Loan Bank advances                          10,000,000                 -                 -
  Repayment of Federal Home Loan Bank advances                           (5,000,000)                -                 -
  Purchase of treasury stock                                             (2,485,742)                -                 -
  Dividends paid                                                         (1,654,154)       (1,742,774)       (1,182,021)
-------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                 1,454,613           888,336        19,584,820
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      2,246,248       (13,318,684)       (9,606,764)

Cash and cash equivalents at beginning of year                           16,816,035        30,134,719        39,741,483
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                                $19,062,283      $ 16,816,035      $ 30,134,719
=========================================================================================================================

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

Investment Securities

Investment securities are classified as held-to-maturity or available-for-sale. Securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at market value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of shareholders' equity until realized. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Gains and losses on sales of investment securities are recognized based on the adjusted costs of the specific securities at disposition.

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

The Company typically measures the impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate. The exception to this policy is real estate loans whose impairment is based on the estimated fair value of the collateral. If the fair value of the underlying collateral is less than the recorded balance of the loan, the Company includes this deficiency in evaluating the overall adequacy of the allowance for loan losses.

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


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

Loan Origination Fees and Costs

Loan origination fees and certain direct loan origination costs are normally capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2000, 1999 and 1998 was not significant, no amounts have been capitalized or deferred.

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to operations as incurred, while betterments are capitalized.

Intangible Assets

Intangible assets consist of deposit base premiums and goodwill. The deposit base premiums are being amortized using the straight-line method over estimated useful lives ranging from 11 to 15 years. Goodwill is being amortized using the straight-line method over periods of 20 years or less. Amortization of intangibles totaled $190,723 in 2000 and 1999 and $195,637 in 1998.

Long-lived assets, including certain fixed assets and intangibles, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment on intangibles is evaluated at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement. The Company did not consider any of its long-lived assets to be impaired at December 31, 2000 and 1999.

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


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

Basic Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Shares outstanding totaled 3,474,887 for the year ended December 31, 2000 and 3,580,797 for the years ended December 31, 1999 and 1998.

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


Segment Reporting

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking and insurance services to individual, commercial, and government customers. Because the Company views Southeastern Bank as one versus multiple segments for financial reporting purposes, no segmentation of bank operations between services, types of customers, and market areas is provided. Additionally, because SBC Financial Services, Inc. did not have a significant impact on the Company's financial condition or results of operations in 2000, 1999 or 1998, no segment information is provided for SBC Financial Services, Inc. at December 31, 2000, 1999 or 1998. Parent Company only financial information is provided in Note 13.

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 in June 1999 and June 2000, respectively. These statements were required to be adopted for fiscal years beginning after June 15, 2000 and require all derivatives to be recorded on the balance sheet at fair value and establish new accounting rules for hedging instruments. The transition provisions of SFAS 133 permit a one-time transfer of debt securities categorized as held-to-maturity into the available-for-sale category without calling into question the entity's intent to hold other debt securities to maturity in the future. The Company adopted the provisions of SFAS 133, as amended, on January 1, 2001. SFAS 133 did not have a material impact on the Company's financial position or results of operations.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125." The new statement revises accounting criteria for securitizations, other financial asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. Although the statement is effective for reporting periods beginning after March 31, 2001, the disclosure provisions are effective for fiscal years ending after December 15, 2000. The adoption of SFAS 140 is not expected to have a significant impact on the consolidated financial statements.

2.   Sale of Branches

On January 16, 1998, the Company sold its three offices in Alachua County, Florida, to First National Bank of Alachua. Cash, loans, and premises and equipment with book values of approximately $32,159,000 were sold, and deposits and other liabilities totaling approximately $33,646,000 were divested. The premium paid to the Company totaled $1,487,461, resulting in a pretax gain of approximately $101,908 for book purposes and $1,487,461 for tax purposes due to differing bases for book and tax. The book tax provision on the sale aggregated $559,731, resulting in an after-tax loss of $457,823.

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


3.   Supplemental Cash Flow Information

Certain supplemental disclosure of cash flow information and noncash investing and financing activities follows:

Years ended December 31,                                                  2000                1999               1998
------------------------------------------------------------------------------------------------------------------------
Cash paid during the year
   Interest                                                        $11,666,270         $10,911,512        $11,904,365
   Income taxes                                                      2,045,000           2,042,000          2,810,050

Noncash investing and financing activities
   Loans foreclosed                                                $   488,810         $ 1,382,851        $ 1,116,633
   Loans made in connection with sales of foreclosed real
     estate                                                            545,156             346,712            567,166
   Transfer of bank premises to other real estate                            -                   -             94,845

4.   Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

                                                                           Gross           Gross
                                                     Amortized        Unrealized      Unrealized                  Fair
December 31, 2000                                         Cost             Gains          Losses                 Value
-----------------------------------------------------------------------------------------------------------------------
Available-for-sale
   U.S. Treasury and U.S.
     Government agencies                          $100,085,213          $274,753      $  519,764          $ 99,840,202
   Mortgage-backed securities                       18,849,826            11,405         326,372            18,534,859
   Equity securities                                 1,087,826                 -               -             1,087,826
-----------------------------------------------------------------------------------------------------------------------
                                                   120,022,865           286,158         846,136           119,462,887
-----------------------------------------------------------------------------------------------------------------------
Held-to-maturity
   States and political subdivisions                26,679,250           443,913         182,634            26,940,529
-----------------------------------------------------------------------------------------------------------------------
                                                    26,679,250           443,913         182,634            26,940,529
-----------------------------------------------------------------------------------------------------------------------
Total investment securities                       $146,702,115          $730,071      $1,028,770          $146,403,416
=======================================================================================================================

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


                                                                           Gross           Gross
                                                     Amortized        Unrealized      Unrealized                  Fair
December 31, 1999                                         Cost             Gains          Losses                 Value
-----------------------------------------------------------------------------------------------------------------------
Available-for-sale
   U.S. Treasury and U.S.
     Government agencies                          $ 98,408,662         $   7,208      $3,264,487          $ 95,151,383
   Mortgage-backed securities                       22,752,937             8,645       1,106,819            21,654,763
   Equity securities                                 1,087,826                 -               -             1,087,826
-----------------------------------------------------------------------------------------------------------------------

                                                   122,249,425            15,853       4,371,306           117,893,972
-----------------------------------------------------------------------------------------------------------------------

Held-to-maturity
   States and political subdivisions                28,017,607           250,346         791,968            27,475,985
-----------------------------------------------------------------------------------------------------------------------
                                                    28,017,607           250,346         791,968            27,475,985
-----------------------------------------------------------------------------------------------------------------------

Total investment securities                       $150,267,032          $266,199      $5,163,274          $145,369,957
=======================================================================================================================

The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

                                                   Available-for-Sale                          Held-to-Maturity
                                           -----------------------------------         --------------------------------
                                               Amortized                 Fair             Amortized              Fair
December 31, 2000                                   Cost                Value                  Cost             Value
-----------------------------------------------------------------------------------------------------------------------
 Due within one year                        $ 12,458,232         $ 12,419,322           $ 2,024,271       $ 2,033,049
 Due after one year through five
   years                                      77,520,195           77,478,025             5,876,705         5,940,429
 Due after five years through ten
   years                                       9,866,786            9,736,455             8,380,593         8,519,769
 Due after ten years                             240,000              206,400            10,397,681        10,447,282
-----------------------------------------------------------------------------------------------------------------------
                                             100,085,213           99,840,202            26,679,250        26,940,529
 Mortgage-backed securities                   18,849,826           18,534,859                     -                 -
-----------------------------------------------------------------------------------------------------------------------
                                            $118,935,039         $118,375,061           $26,679,250       $26,940,529
=======================================================================================================================

Gross realized gains were $6,900, $3,738 and $15,393, and gross realized losses were $56, $0 and $21,497 on sales and other redemptions of investment securities in 2000, 1999 and 1998, respectively.

Investment securities with carrying values of approximately $70,335,000 and $65,253,000, were pledged to secure public deposits and other funds, including advances from the Federal Home Loan Bank of Atlanta (Note 9), at December 31, 2000 and 1999.

At December 31, 2000, the Company had $________ of investment securities which contain call provisions allowing the issuers to redeem the securities before their scheduled maturity date.

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


5.   Loans

The composition of the Company's loan portfolio is summarized as follows:

December 31,                                                                                  2000                1999
-----------------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                                                $ 70,175,113        $ 67,515,094
Real estate - construction                                                               7,749,990           3,160,775
Real estate - mortgage                                                                  61,257,534          59,656,497
Consumer, including credit cards                                                        35,372,722          37,311,705
-----------------------------------------------------------------------------------------------------------------------

Loans, gross                                                                          $174,555,359        $167,644,071
=======================================================================================================================

Activity in the allowance for loan losses is summarized below:

                                                                          2000                1999                1998
-----------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                       $ 3,222,889         $ 3,406,626         $ 3,705,273
Provision for loan losses                                            1,200,000           1,200,000           1,230,000

Charge-offs                                                         (1,672,463)         (2,010,066)         (1,961,155)
Recoveries                                                             408,739             626,329             432,508
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                     (1,263,724)         (1,383,737)         (1,528,647)
-----------------------------------------------------------------------------------------------------------------------
Balance at end of year                                             $ 3,159,165         $ 3,222,889         $ 3,406,626
=======================================================================================================================

The Company's primary lending area is southeast Georgia and northeast Florida. Although the Company's loan portfolio is diversified, a significant portion of its loans are collateralized by real estate. Loans secured by real estate aggregated approximately $113,570,000 and $103,170,000 at December 31, 2000 and 1999. Real estate loans are collateralized based on certain loan-to-appraised value ratios.

Nonaccrual and restructured loans totaled approximately $3,445,000, $1,042,000 and $1,246,000 at December 31, 2000, 1999 and 1998, respectively. Unrecognized interest income on such loans during the years ended December 31, 2000, 1999 and 1998 totaled approximately $127,000, $114,000 and $49,000.

At December 31, 2000, nonaccrual loans included an impaired real estate loan totaling approximately $2,300,000. In December 2000, the Company charged off $400,000 and prior to foreclosure in February 2001, an additional $300,000. In accordance with Company policy, the deficiency on the impaired real estate loan was included in the evaluation of the overall adequacy of the allowance for loan losses at December 31, 2000.

In the normal course of business, the bank subsidiary has made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans, as defined, approximated $3,050,000 at December 31, 2000 and $2,978,000 at December 31, 1999. During
2000, approximately $623,000 of such loans were made and $551,000 were repaid. None of these loans have been restructured, nor were any related party loans charged-off during 2000 and 1999.

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


6.   Premises and Equipment

Premises and equipment are summarized as follows:

December 31,                                                                                  2000               1999
------------------------------------------------------------------------------------------------------------------------
Land                                                                                  $  1,224,507       $  1,224,507
Buildings                                                                                6,767,214          6,757,225
Furniture and equipment                                                                  5,760,365          5,285,036
------------------------------------------------------------------------------------------------------------------------
                                                                                        13,752,086         13,266,768
Accumulated depreciation and amortization                                               (7,028,951)        (6,557,954)
------------------------------------------------------------------------------------------------------------------------

Premises and equipment, net                                                           $  6,723,135       $  6,708,814
========================================================================================================================

Depreciation and amortization of premises and equipment totaled $702,023, $672,934 and $688,188 in 2000, 1999 and 1998, respectively.

7.   Interest-Bearing Deposits

Interest-bearing deposits consisted of the following:

December 31,                                                                                  2000                1999
------------------------------------------------------------------------------------------------------------------------
Interest-bearing demand deposits                                                      $ 50,308,816        $ 45,568,955
Savings                                                                                 73,781,134          72,347,620
Time certificates under $100,000                                                        72,206,555          75,251,537
Time certificates $100,000 or more                                                      44,314,145          44,445,155
------------------------------------------------------------------------------------------------------------------------

Total interest-bearing deposits                                                       $240,610,650        $237,613,267
========================================================================================================================

Interest expense on time certificates of $100,000 or more approximated $2,525,000, $2,381,000 and $2,309,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

The maturity distribution of the Company's time certificates over $100,000 was as follows:

December 31,                                                                                                       2000
------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                                                                     $38,345,225
Over one year through three years                                                                             5,608,170
Over three years                                                                                                360,750
------------------------------------------------------------------------------------------------------------------------

                                                                                                            $44,314,145
========================================================================================================================

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


8.   Short-Term Borrowings

The Company utilizes short-term borrowings as needed for liquidity purposes in the form of U.S. Treasury demand notes and federal funds purchased. At December 31, 2000, the maximum amount of U.S. Treasury demand notes available to the Company was $3,000,000, of which $1,001,957 was outstanding. Unsecured lines of credit for federal funds purchased from third party banks totaled $24,000,000, of which no amounts were outstanding at December 31, 2000.

9.   Other Borrowings

The Company has a line of credit from the Federal Home Loan Bank of Atlanta
(FHLB) to meet general liquidity and other needs. Under this line, the Company can borrow, in total, or increments, up to 16% of the bank subsidiary's total assets; at December 31, 2000, maximum borrowings totaled approximately $50,800,000, of which $5,000,000 was outstanding. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5,000,000 advance is convertible into a three-month Libor-based floating rate on or after March 17, 2001 at the option of the FHLB. No amounts were drawn against this line at December 31, 1999.

10.  Income Tax Expense

The components of income tax expense were as follows:

Years ended December 31,                                                   2000                1999                1998
--------------------------------------------------------------------------------------------------------------------------
Federal
  Current tax expense                                                $1,811,896          $1,836,977          $2,403,777
  Deferred tax expense                                                   96,159              49,101              76,345
--------------------------------------------------------------------------------------------------------------------------
                                                                      1,908,055           1,886,078           2,480,122
State
  Current tax expense                                                    79,236              96,760             165,599
--------------------------------------------------------------------------------------------------------------------------

                                                                     $1,987,291          $1,982,838          $2,645,721
==========================================================================================================================

The Company's provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

Years ended December 31,                                                   2000                1999                1998
--------------------------------------------------------------------------------------------------------------------------
Taxes at federal statutory rate                                      $2,353,611          $2,322,881          $2,393,028
Increase (decrease) resulting from:
  Tax-exempt interest income, net                                      (432,300)           (411,273)           (341,074)
  State income taxes, net of federal benefit                             52,296              63,863             109,295
  Gain on sale of branches                                                    -                   -             471,088
  Other, net                                                             13,684               7,367              13,384
--------------------------------------------------------------------------------------------------------------------------

Total income tax expense                                             $1,987,291          $1,982,838          $2,645,721
==========================================================================================================================

                                      46

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


The following schedule summarizes the temporary differences which comprised the net deferred tax asset:

December 31,                                                                                 2000                   1999
--------------------------------------------------------------------------------------------------------------------------
Deferred tax assets (liabilities)
   Allowance for loan losses                                                           $  632,258             $  677,933
   Other real estate                                                                       52,207                 93,360
   Unrealized losses on investment securities
     available-for-sale, net                                                              190,392              1,480,855
   Accretion of discounts on investment securities                                        (33,377)               (24,046)
   Other                                                                                    4,080                  4,080
--------------------------------------------------------------------------------------------------------------------------

Net deferred tax asset                                                                 $  845,560             $2,232,182
==========================================================================================================================

The Company has not recorded any valuation allowances for deferred tax assets.

11.  Employee Benefit Plan

The Company has a noncontributory profit-sharing plan which covers substantially all employees. Under the terms of the plan, the Company's contributions are discretionary but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Total contributions expensed under this plan totaled $450,000, $415,000 and $375,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Loans - For variable rate loans that reprice frequently with no significant change in credit risk, fair value approximates carrying value. The fair value of all other loans is estimated based upon a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


Deposit Liabilities - The fair value of demand and savings deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The estimate of fair value is not intended to represent market value, deposit base premium or portfolio liquidation value.

Short-Term and Other Borrowings - The carrying value of federal funds purchased and U.S. Treasury demand notes approximates fair value. The fair value of Federal Home Loan Bank advances is estimated using the Company's incremental borrowing rate at December 31, 2000.

Commitments to Extend Credit and Standby Letters of Credit - Because the Company generally offers lending commitments and standby letters of credit to its customers for only short periods of time and the rates underlying such commitments therefore approximate market rates, the fair value of such commitments and standby letters of credit is equal to the amount outstanding at December 31, 2000 and 1999.

The following table presents the carrying values and estimated fair values of the Company's financial instruments:

                                                          2000                                      1999
                                           -------------------------------------      ------------------------------------
                                                Carrying                  Fair             Carrying                Fair
December 31,                                       Value                 Value                Value               Value
--------------------------------------------------------------------------------------------------------------------------
Financial assets
   Cash and cash equivalents                $ 19,062,283          $ 19,062,283         $ 16,816,035        $ 16,816,035
   Investment securities                     146,142,137           146,403,416          145,911,579         145,369,957
   Loans, net                                170,643,254           173,642,225          162,771,222         164,469,960

Financial liabilities
   Deposits                                 $295,736,311          $295,673,361         $290,284,261        $290,021,753
   Federal funds purchased                             -                     -            3,950,000           3,950,000
   U.S. Treasury demand note                   1,001,957             1,001,957            1,909,498           1,909,498
   Federal Home Loan Bank
   advances                                    5,000,000             5,028,011                    -                   -

Off-balance sheet financial
instruments
     Commitments to extend
       credit                                                     $ 17,975,000                             $ 21,351,000
     Standby letters of credit                                         320,000                                  744,000

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


13. Condensed Financial Information of Southeastern Banking Corporation (Parent Company Only)

Parent Company only financial information is presented below:

                                                      Condensed Balance Sheets

December 31,                                                                                  2000                1999
-----------------------------------------------------------------------------------------------------------------------
Assets

Cash                                                                                   $ 1,106,966         $ 1,352,904
Investment in subsidiaries, at equity                                                   43,221,928          39,691,034
Premises and equipment, net                                                                 64,465              74,499
Other assets                                                                               668,522             645,345
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                           $45,061,881         $41,763,782
=======================================================================================================================

Liabilities and Shareholders' Equity

Liabilities

Other liabilities                                                                      $   721,706         $   610,846
-----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity

  Common stock                                                                           4,475,996           4,475,996
  Additional paid-in capital                                                             1,391,723           1,391,723
  Retained earnings                                                                     41,327,784          38,159,815
  Treasury stock, at cost                                                               (2,485,742)                  -
-----------------------------------------------------------------------------------------------------------------------
Realized shareholders' equity                                                           44,709,761          44,027,534
Accumulated other comprehensive income - unrealized losses on
   investment securities, net of taxes                                                    (369,586)         (2,874,598)
-----------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                              44,340,175          41,152,936
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                             $45,061,881         $41,763,782
=======================================================================================================================

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements

                        Condensed Statements of Income

Years ended December 31,                                                   2000               1999                1998
-----------------------------------------------------------------------------------------------------------------------
Income
   Dividends                                                         $3,962,000         $2,232,000          $2,180,000
   Interest income                                                       41,428             52,785              28,429
   Equity in undistributed income of subsidiaries                     1,025,881          2,656,047           2,271,776
-----------------------------------------------------------------------------------------------------------------------

Total income                                                          5,029,309          4,940,832           4,480,205
-----------------------------------------------------------------------------------------------------------------------

Operating expenses
   Occupancy and other expenses                                          95,872             88,608              92,098
-----------------------------------------------------------------------------------------------------------------------

Income before income tax (benefit) expense                            4,933,437          4,852,224           4,388,107

Income tax (benefit) expense                                             (1,657)             3,059              (4,491)
-----------------------------------------------------------------------------------------------------------------------

Net income                                                           $4,935,094         $4,849,165          $4,392,598
=======================================================================================================================

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


                                            Condensed Statements of Cash Flows

Years ended December 31,                                                  2000                1999               1998
-----------------------------------------------------------------------------------------------------------------------
Operating activities
   Net income                                                      $ 4,935,094         $ 4,849,165        $ 4,392,598
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in undistributed income of subsidiaries               (1,025,881)         (2,656,047)        (2,271,776)
       Depreciation and amortization                                    59,322              59,322             59,322
       Changes in assets and liabilities:
         Decrease (increase) in other assets                           (72,467)           (183,197)               377
         Decrease in other liabilities                                  (2,110)             (3,837)           (18,304)
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                            3,893,958           2,065,406          2,162,217
-----------------------------------------------------------------------------------------------------------------------

Investing activities
   Investment in subsidiaries                                                -             (50,000)           (50,000)
-----------------------------------------------------------------------------------------------------------------------

Financing activities
   Purchase of treasury stock                                       (2,485,742)                  -                  -
   Dividends paid                                                   (1,654,154)         (1,742,774)        (1,182,021)
-----------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                               (4,139,896)         (1,742,774)        (1,182,021)
-----------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                  (245,938)            272,632            930,196
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at beginning of year                       1,352,904           1,080,272            150,076
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                           $ 1,106,966         $ 1,352,904        $ 1,080,272
=======================================================================================================================

                                      51

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


14.  Treasury Stock

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in treasury stock. On April 7, 2000, the Company purchased 144,101 shares of its common stock from one group of shareholders at a purchase price of $17.25 per share. The purchase of the treasury stock decreased the Company's outstanding stock from 3,580,797 shares to 3,436,696 shares. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $4,514,258. Any acquisition of additional shares will be dictated by market conditions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 (primarily shareholders' equity less intangible assets) and total (Tier 1, certain debt instruments, and a portion of the allowance for loan losses) capital to risk-weighted assets and a leverage ratio of Tier 1 capital to average quarterly assets. As of December 31, 2000, the most recent notification from the Georgia Department of Banking and Finance categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and its bank subsidiary meet all applicable capital requirements as of December 31, 2000. Actual capital amounts and ratios for 2000 and 1999 are presented in the following tables:

                                                                        Regulatory
                                                   Regulatory        Definition of
                                                Definition of           Adequately
                                             Well Capitalized          Capitalized                              Actual
December 31, 2000                                     (Ratio)              (Ratio)              (Capital Amount/Ratio)
-----------------------------------------------------------------------------------------------------------------------
Tier 1 Capital Ratio
  Consolidated                                          6.00%                4.00%           $43,593,000        23.05%
  Southeastern Bank                                     6.00%                4.00%            42,744,000        22.65%

Total Capital Ratio
  Consolidated                                         10.00%                8.00%            45,967,000        24.30%
  Southeastern Bank                                    10.00%                8.00%            45,113,000        23.91%

Tier 1 Leverage Ratio
  Consolidated                                          5.00%                4.00%            43,593,000        12.56%
  Southeastern Bank                                     5.00%                4.00%            42,744,000        12.33%

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements


                                                                        Regulatory
                                                   Regulatory        Definition of
                                                Definition of           Adequately
                                             Well Capitalized          Capitalized                              Actual
December 31, 1999                                     (Ratio)              (Ratio)              (Capital Amount/Ratio)
-----------------------------------------------------------------------------------------------------------------------
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

State banking regulations limit the amount of dividends the bank subsidiary may pay without prior approval. The amount of cash dividends available from the bank subsidiary for payment in 2001 without such prior approval is approximately $2,500,000.

16.  Commitments

Commitments to extend credit totaled approximately $17,975,000 and $21,351,000 at December 31, 2000 and 1999, respectively. Standby letters of credit totaled approximately $320,000 and $744,000 for the same periods, respectively.
A substantial amount of these contracts expire without being drawn upon. As a result, total contractual amounts do not represent future credit exposure or liquidity requirements.

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

None

--------------------------------------------------------------------------------


PART III


Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2001 (Proxy Statement).


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

-----------------------------------------------------------------------------------
                                                 Vested                  Forfeited
Years of Service                            Percentages                Percentages
-----------------------------------------------------------------------------------
Less than 3                                         0%                       100%
3 but less than 4                                  20                         80
4 but less than 5                                  40                         60
5 but less than 6                                  60                         40
6 but less than 7                                  80                         20
7 or more                                         100                          0
-----------------------------------------------------------------------------------

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

PART IV


Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.

         (a)      1. and 2. - Financial Statements and Schedules

-------------------------------------------------------------------------------------------------------------------
                                                                                                       Page Number
                                                                                                         in Annual
Index to Financial Statements & Schedules                                                                   Report
-------------------------------------------------------------------------------------------------------------------
Audited Financial Statements
         Independent auditors' report                                                                           33
         Consolidated balance sheets at December 31, 2000 and 1999                                              34
         Consolidated statements of income for each of
             the three years ended December 31, 2000                                                            35
         Consolidated statements of shareholders' equity for each of
             the three years ended December 31, 2000                                                            36
         Consolidated statements of cash flows for each of
             the three years ended December 31, 2000                                                            37
         Notes to consolidated financial statements                                                             38
-------------------------------------------------------------------------------------------------------------------

         (b)      Reports on Form 8-K - NONE

         (c)      Index to Exhibits:

         Exhibit Table                                                          Page
--------------------------------------------                  --------------------------------------------
Articles of Incorporation and By-Laws                         Incorporated by reference from
                                                              Form 10-K filed for year ended
                                                              December 31, 1990.

Exhibit 22        Subsidiaries of Registrant                  56

Exhibit 27        Financial Data Schedule
                           Submitted in electronic format only.


Exhibit 22.

         Subsidiaries of the Company:
                  Southeastern Bank, Darien, Georgia
                  SBC Financial Services, Inc., Darien, Georgia

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           SOUTHEASTERN BANKING CORPORATION
                           (Registrant)



                           By:      /s/  S. MICHAEL LITTLE
                               -------------------------------------------------
                                    S. Michael Little, Executive Vice President


                           By:      /s/  ALYSON GRAY
                              --------------------------------------------------
                                    Alyson Gray, Vice President

Date:             April 10, 2001
     ---------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

----------------------------------------------------------------------------------------------------------------------

                            Directors                                                          Date
----------------------------------------------------------------------------------------------------------------------


                       /s/ LESLIE H. BLAIR                                                April 10, 2001
------------------------------------------------------------------
                         Leslie H. Blair


                     /s/ DAVID H. BLUESTEIN                                               April 10, 2001
------------------------------------------------------------------
                       David H. Bluestein


                       /s/ GENE F. BRANNEN                                                April 10, 2001
------------------------------------------------------------------
                         Gene F. Brannen


                       /s/ WILLIAM DOWNEY                                                 April 10, 2001
------------------------------------------------------------------
                         William Downey


                         /s/ ALYSON GRAY                                                  April 10, 2001
------------------------------------------------------------------
                           Alyson Gray


                  /s/ CORNELIUS P. HOLLAND, III                                           April 10, 2001
------------------------------------------------------------------
                    Cornelius P. Holland, III



------------------------------------------------------------------
                      Alva J. Hopkins, III


                      /s/ G. NORRIS JOHNSON                                               April 10, 2001
------------------------------------------------------------------
                        G. Norris Johnson


                      /s/ S. MICHAEL LITTLE                                               April 10, 2001
------------------------------------------------------------------
                        S. Michael Little


----------------------------------------------------------------------------------------------------------------------