Form 10-K405/A
period 2000-12-31
SOUTHEASTERN BANKING CORP
filed 2001-04-19
CIK 353386

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A


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
------------------------------------------------------------------------------------------------------------------------

The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchases made in 2000.

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

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2000, loans(1) and investment securities with carrying values exceeding $61 million and $14 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

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

Results of Operations

Net income exceeded $4.93 million in 2000, growing $85,929 or 1.77% from 1999. Similarly, per share income grew $0.07 to $1.42 in 2000 from $1.35 in 1999. As further discussed in the next subsection of this Analysis, the earnings improvement in 2000 was attributable to a 3.02% rise in net interest income. Earnings increased $456,567 or 10.39% in 1999 compared to 1998. The most significant factor affecting 1999-1998 comparative results was the $457,823 nonrecurring after-tax loss associated with the sale of the central Florida locations in January 1998. The effects of the Alachua divestiture on the Company's results of operations, including the nonrecurring tax effects, were anticipated by management and represented a long-term strategic move to enable the Company to focus on the creation of more profitable operations within its southeast Georgia and northeast Florida markets. The return on average assets totaled 1.41%, 1.43%, and 1.35% in 2000, 1999, and 1998. The return on beginning equity for the same periods totaled 11.21%, 11.87%, and 11.60%.

Net Interest Income

Net interest income grew $455,177 or 3.02% in 2000 compared to 1999. The net interest margin and spread totaled 4.98% and 3.82% in 2000, respectively, versus 4.97% and 3.88% in 1999. Interest earnings on loans and investment securities improved $1,114,741 and $259,871 over 1999 results while earnings on federal funds sold fell $97,976. The majority, or 73%, of the 2000 improvement was attributable to overall increases in volume, or average asset balances. Interest expense on deposits and other borrowed funds increased $821,459 or 7.54% in 2000 compared to 1999. Approximately one-half, of $417,632, of the increased interest expense was attributable to FHLB advances, $5 million of which remained outstanding at year-end 2000; refer to the Liquidity section of this Analysis for more details. Cost of funds increased 20 basis points from 1999 levels, totaling 4.74% in 2000 versus 4.54% in 1999. Given the aggressive rate cuts made by the Federal Reserve in 2001 to-date, management expects net interest income to decline in 2001 versus 2000 as substantial amounts of investment securities with early redemption features and loans tied to prime and similar indexes reprice at lower rates. Expected declines in average loans outstanding during the first half of 2001, as discussed in the Loan section of this Analysis, will exert further pressure on net interest results. Interest expense on deposits will also decline, but due to the lag inherent in repricing maturity deposits, the decline in asset yields is expected to initially exceed any drop in costs of funds. Net interest income declined $132,598 or 0.87% in 1999 compared to 1998. A drop in average balances and yields on commercial loans produced most of the 1999 decline. Cash flows from declines in loans and other sources in 1999 were placed in investment securities which yield, on average, considerably less than loans of the same duration.

The intense competition for loans and deposits continued in 2000 and shows no sign of abating. The high number of new and existing financial institutions in the Company's market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize utilization of more competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for each of the last three years are provided in the table on the next page.

------------------------------------------------------------------------------------------------------------------------------
                                                   2000                            1999                       1998
                                     -----------------------------------------------------------------------------------------
Average Balances/5/                     Average    Income/    Yields/    Average  Income/ Yields/   Average   Income/ Yields/
Years Ended December 31,               Balances    Expense      Rates   Balances  Expense   Rates  Balances   Expense   Rates
------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
Cash and due from banks                 $13,099                          $12,379                    $11,859
Interest-earning assets:
    Loans, net/1/ /2/ /3/               172,768     18,325     10.61%    163,124   17,160  10.52%   165,391   $18,557  11.22%
    Federal funds sold                    3,727        227      6.09%      6,813      325   4.77%    13,573       727   5.37%
    Taxable investment securities       125,983      7,577      6.03%    122,786    7,289   5.96%   105,575     6,398   6.08%
    Tax-exempt investment securities/3/  24,787      1,883      7.60%     24,880    1,923   7.73%    20,304     1,597   7.87%
------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets      327,265     28,012      8.56%    317,603   26,697   8.42%   304,843    27,279   8.96%
------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                (3,500)                          (3,197)                    (3,924)
Premises and equipment, net               6,885                            6,632                      6,790
Intangible and other assets               7,555                            7,214                      6,680
Unrealized (losses) gains on
   investment securities                 (3,733)                          (1,512)                       246
------------------------------------------------------------------------------------------------------------------------------
     Total Assets                      $347,571                         $339,119                   $326,494
==============================================================================================================================

Liabilities and
   Shareholders' Equity
Noninterest-bearing deposits            $55,487                          $54,438                    $51,783
Interest-bearing liabilities:
    Interest-bearing demand deposits/4/  46,539    $ 1,325      2.85%     43,510    1,218   2.80%    40,310   $ 1,208   3.00%
    Savings                              75,728      3,255      4.30%     74,495    2,974   3.99%    73,330     3,313   4.52%
    Time deposits                       116,869      6,620      5.66%    120,523    6,641   5.51%   116,865     6,900   5.90%
    Federal funds purchased                 801         52      6.49%        553       30   5.35%         -
    U. S. Treasury demand note              846         53      6.26%        828       39   4.75%       924        51   5.52%
    Federal Home Loan Bank advances       6,452        418      6.48%          -                          -
------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities 247,235     11,723      4.74%    239,909   10,902   4.54%   231,429    11,472   4.96%
------------------------------------------------------------------------------------------------------------------------------
Other liabilities                         3,169                            3,154                      3,667
Realized shareholders' equity            44,144                           42,616                     39,453
Unrealized (losses) gains on
   investment securities, net of tax     (2,464)                            (998)                       162
------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and
     Shareholders' Equity              $347,571                         $339,119                   $326,494
==============================================================================================================================
Excess of interest-earning assets
    over interest-bearing liabilities   $80,030                          $77,694                    $73,414
==============================================================================================================================
Interest rate spread                                            3.82%                       3.88%                       4.00%
==============================================================================================================================
Net interest income                                 16,289                         15,795                     $15,807
==============================================================================================================================
Net interest margin                                             4.98%                       4.97%                       5.19%
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

Noninterest Income and Expense

Noninterest income declined $77,532 or 2.24% in 2000 compared to 1999. A $150,126 or 5.91% drop in service charges on deposit accounts was the principal factor in the 2000 results. The other operating portion of noninterest income climbed 7.53% or $69,488 to exceed $992,000 in 2000. By type and amount, the chief components to other operating income in 2000 were mortgage origination fees, $191,940; commissions on the sale of credit life insurance (generated by SEB), $217,000; safe deposit box rentals, $74,805; and income on sale of check products, $62,275. Together, these four income items comprised 55.02% of other operating income in 2000. Salaries and employee benefits increased 6.60% or $379,319 to $6,126,576 in 2000. The vast majority, or 84%, of employees expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2000. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 9% of employees expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2000 and 1999. When compared to the prior year, net occupancy and equipment expense increased 5.46% or $100,636 in 2000 and 6.91% in 1999. The increase both years resulted largely from higher computer costs, including depreciation expense associated with the new check imaging, internet banking, and voice banking systems. Other operating expenses fell 6.58% or $192,692 in 2000. A net improvement on sales of foreclosed real estate was the key element in the 2000 results. Other operating expenses grew $77,993 or 2.73% in 1999 compared to 2000. Besides marketing and supplies expense, which in 2000 approximated $293,000 and $280,000, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2000 or 1999. Ongoing operating costs associated with a major parcel of foreclosed commercial real estate, as discussed in earlier sections of this Analysis, are expected to increase noninterest expenses approximately $100,000 during the first half of 2001 compared to 2000.



Quarterly Results (Unaudited)

The following tables set forth certain consolidated quarterly financial information. This information is derived from unaudited consolidated financial statements which include, in the opinion of management, all normal recurring adjustments necessary for a fair presentation. The results for any quarter are not necessarily indicative of trends or results for any future period.

----------------------------------------------------------------------------------------------------------------------
Selected Quarterly Financial Data
2000 Quarter Ended                                 December 31       September 30          June 30           March 31
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands except per share data)

Interest income                                         $6,853             $6,906           $6,871             $6,632
Interest expense                                         3,079              3,064            2,881              2,700
Net interest income                                      3,774              3,842            3,990              3,932
Provision for loan losses                                  300                300              300                300
Investment securities gains                                  -                  -                -                  7
Income before income taxes                               1,683              1,633            1,799              1,807
Net income                                               1,245              1,153            1,270              1,268
Basic earnings per share                                $ 0.36             $ 0.34           $ 0.37             $ 0.35
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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

The discusssion on market risk is included in the Interest Rate and Market Risk/Interest Rate Sensitivity section of Part II, Item 7.

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

---------------------------------------------------------------------------------------------------------------
                                                2000 Compared to 1999                1999 Compared to 1998
                                              Increase (Decrease) Due to           Increase (Decrease) Due to
Interest                                -----------------------------------------------------------------------
Differential(1)                              Volume        Rate         Net       Volume       Rate         Net
---------------------------------------------------------------------------------------------------------------
(In thousands)
Interest income
  Loans(2)(3)                               $ 1,022       $ 143     $ 1,165       $ (252)   $(1,145)    $(1,397)
  Federal funds sold                           (252)        154         (98)        (329)       (73)       (402)
  Taxable investment securities                 192          96         288        1,020       (129)        891
  Tax-exempt investment securities(3)            (7)        (33)        (40)         353        (27)        326
---------------------------------------------------------------------------------------------------------------
    Total interest income                       955         360       1,315          792     (1,374)       (582)
---------------------------------------------------------------------------------------------------------------

Interest expense
  Interest-bearing demand deposits(4)            86          21         107           59        (49)         10
  Savings                                        50         231         281           54       (393)       (339)
  Time deposits                                (275)        254         (21)         229       (488)       (259)
  Federal funds purchased(5)                     15           7          22           30          -          30
  U. S. Treasury demand note                      1          13          14           (5)        (7)        (12)
  Federal Home Loan Bank Advances(5)            418           -         418            -          -           -
---------------------------------------------------------------------------------------------------------------
    Total interest expense                      295         526         821          367       (937)       (570)
---------------------------------------------------------------------------------------------------------------
Net change in net interest income           $   660       $(166)    $   494       $  425    $  (437)    $   (12)
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
-------------------------------------------------------------------------------------------------------


                       Southeastern Banking Corporation

                       Selected Statistical Information



The distribution of maturities and the weighted average yields of debt securities at December 31, 2000 are shown in the table below:

------------------------------------------------------------------------------------------------------------
Maturity Distribution
of Investment Securities                     1 Year          1 - 5        5 - 10     After 10
December 31, 2000                           or Less          Years         Years        Years         Total
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Distribution of maturities
      Amortized cost:
      U.S. Treasury and
          U.S. Government agencies              $ 12,458       $ 77,520     $  9,867     $    240       $ 100,085
      Mortgage-backed securities(1)                  619          9,979        8,252            -          18,850
      States and political subdivisions            2,024          5,877        8,380       10,398          26,679
-----------------------------------------------------------------------------------------------------------------
          Total debt securities                 $ 15,101       $ 93,376     $ 26,499     $ 10,638       $ 145,614
-----------------------------------------------------------------------------------------------------------------

      Fair value:
      U.S. Treasury and
          U.S. Government agencies              $ 12,419       $ 77,478     $  9,737     $    206       $  99,840
      Mortgage-backed securities(1)                  616          9,827        8,092            -          18,535
      States and political subdivisions            2,033          5,940        8,520       10,447          26,940
-----------------------------------------------------------------------------------------------------------------
          Total debt securities                 $ 15,068       $ 93,245     $ 26,349     $ 10,653       $ 145,315
-----------------------------------------------------------------------------------------------------------------

      Weighted average yield:
      U.S. Treasury and
          U.S. Government agencies                 5.51%          6.07%        6.10%        5.00%           6.00%
      Mortgage-backed securities(1)                5.94%          6.02%        6.15%           -            6.07%
      States and political subdivisions(2)         7.70%          7.58%        7.63%        7.38%           7.54%
-----------------------------------------------------------------------------------------------------------------
          Total debt securities                    5.83%          6.16%        6.60%        7.33%           6.29%
-----------------------------------------------------------------------------------------------------------------

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
=======================================================================================================================

The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers in many instances may exercise early redemption features inherent in these securities with or without prepayment penalties.

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