Form 10-Q
period 2001-03-31
SOUTHEASTERN BANKING CORP
filed 2001-05-15
CIK 353386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO


                         COMMISSION FILE NUMBER 2-83157

                        SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            GEORGIA                                               58-1423423
-------------------------------                              -------------------
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

                           YES      [X]              NO       [ ]

As of April 30, 2001, 3,402,063 shares of the Registrant's common stock, par value $1.25 per share, were outstanding.

                        SOUTHEASTERN BANKING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
                                                                                    MARCH 31,     December 31,
                                                                                         2001             2000
==============================================================================================================
ASSETS

Cash and due from banks                                                         $  14,410,793    $  15,852,283
Federal funds sold                                                                 42,920,000        3,210,000
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          57,330,793       19,062,283

Investment securities
     Held-to-maturity (market value of approximately $28,472,000
         and $26,941,000 at March 31, 2001 and December 31, 2000)                  27,784,017       26,679,250
     Available-for-sale, at market value                                          103,695,348      118,375,887
--------------------------------------------------------------------------------------------------------------
Total investment securities                                                       131,479,365      145,055,137

Loans, gross                                                                      162,374,879      174,555,359
     Unearned income                                                                 (654,431)        (752,940)
     Allowance for loan losses                                                     (2,858,549)      (3,159,165)
--------------------------------------------------------------------------------------------------------------
Loans, net                                                                        158,861,899      170,643,254

Premises and equipment, net                                                         6,608,348        6,723,135
Intangible assets                                                                   1,047,879        1,095,560
Other assets                                                                        7,654,101        6,999,183
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $ 362,982,385    $ 349,578,552
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
    Noninterest-bearing deposits                                                $  57,552,212    $  55,125,661
    Interest-bearing deposits                                                     250,966,040      240,610,650
--------------------------------------------------------------------------------------------------------------
Total deposits                                                                    308,518,252      295,736,311

U. S. Treasury demand note                                                            538,949        1,001,957
Federal Home Loan Bank advances                                                     5,000,000        5,000,000
Other liabilities                                                                   3,601,287        3,500,109
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 317,658,488      305,238,377
--------------------------------------------------------------------------------------------------------------

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,404,063 and 3,436,696 shares
       outstanding at March 31, 2001 and December 31, 2000)                         4,475,996        4,475,996
Additional paid-in-capital                                                          1,391,723        1,391,723
Retained earnings                                                                  41,965,241       41,327,784
Treasury stock, at cost (176,734 and 144,101 shares at March 31,
       2001 and December 31, 2000)                                                 (2,973,950)      (2,485,742)
--------------------------------------------------------------------------------------------------------------
Realized shareholders' equity                                                      44,859,010       44,709,761
Accumulated other comprehensive income - unrealized
       gains (losses) on available-for-sale securities, net of tax                    464,887         (369,586)
--------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         45,323,897       44,340,175
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 362,982,385    $ 349,578,552
==============================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                   2001            2000
===================================================================================
INTEREST INCOME
    Loans, including fees                                $4,319,209      $4,334,499
    Federal funds sold                                      320,112         104,270
    Investment securities
        Taxable                                           1,774,021       1,859,038
        Tax-exempt                                          305,853         314,532
    Other assets                                             19,337          19,690
-----------------------------------------------------------------------------------
Total interest income                                     6,738,532       6,632,029
-----------------------------------------------------------------------------------

INTEREST EXPENSE
    Deposits                                              2,936,513       2,673,704
    Federal funds purchased                                      --           1,002
    U. S. Treasury demand note                               10,365          13,242
    Federal Home Loan Bank advances                          74,000          12,333
-----------------------------------------------------------------------------------
Total interest expense                                    3,020,878       2,700,281
-----------------------------------------------------------------------------------

Net interest income                                       3,717,654       3,931,748

PROVISION FOR LOAN LOSSES                                   300,000         300,000
-----------------------------------------------------------------------------------
Net interest income after provision for loan losses       3,417,654       3,631,748
-----------------------------------------------------------------------------------

NONINTEREST INCOME
   Service charges on deposit accounts                      582,688         586,548
   Investment securities gains, net                              --           6,900
   Other operating income                                   291,384         249,174
-----------------------------------------------------------------------------------
Total noninterest income                                    874,072         842,622
-----------------------------------------------------------------------------------

NONINTEREST EXPENSE
   Salaries and employee benefits                         1,567,805       1,529,912
   Occupancy and equipment, net                             528,731         469,278
   Other operating expense                                  765,011         667,746
-----------------------------------------------------------------------------------
Total noninterest expense                                 2,861,547       2,666,936
-----------------------------------------------------------------------------------

Income before income taxes                                1,430,179       1,807,434

INCOME TAX EXPENSE                                          418,275         539,876
-----------------------------------------------------------------------------------
NET INCOME                                               $1,011,904      $1,267,558
===================================================================================
NET INCOME PER AVERAGE SHARE - BASIC                     $     0.30      $     0.35
===================================================================================
Average common shares - basic                             3,413,618       3,580,797

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                                                        ACCUMULATED
                                                          ADDITIONAL                                          OTHER
                                               COMMON        PAID-IN       RETAINED        TREASURY   COMPREHENSIVE
                                                STOCK        CAPITAL       EARNINGS           STOCK          INCOME           TOTAL
===================================================================================================================================
BALANCE, DECEMBER 31, 1999               $  4,475,996   $  1,391,723   $ 38,159,815              --    $ (2,874,598)   $ 41,152,936

Comprehensive income:
    Net income                                     --             --      1,267,558              --              --       1,267,558
    Other comprehensive income, net
       of tax effect of $16,207:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                               --             --             --              --         (31,460)        (31,460)
                                                                                                                       -------------
Comprehensive income                                                                                                      1,236,098
                                                                                                                       -------------
Cash dividends declared
    ($0.10 per share)                              --             --       (358,079)             --              --        (358,079)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                  $  4,475,996   $  1,391,723   $ 39,069,294              --    $ (2,906,058)   $ 42,030,955
===================================================================================================================================

BALANCE, DECEMBER 31, 2000               $  4,475,996   $  1,391,723   $ 41,327,784    $ (2,485,742)   $   (369,586)   $ 44,340,175

Comprehensive income:
    Net income                                     --             --      1,011,904              --              --       1,011,904
    Other comprehensive income, net
       of tax effect of $429,880:
          Change in unrealized gains
          (losses) on available-for-sale
          securities                               --             --             --              --         834,473         834,473
                                                                                                                       -------------
Comprehensive income                                                                                                      1,846,377
                                                                                                                       -------------
Cash dividends declared
    ($0.11 per share)                              --             --       (374,447)             --              --        (374,447)

Acquisition of treasury stock                      --             --             --        (488,208)             --        (488,208)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                  $  4,475,996   $  1,391,723   $ 41,965,241    $ (2,973,950)   $    464,887    $ 45,323,897
===================================================================================================================================

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                       2001               2000
==========================================================================================================
OPERATING ACTIVITIES
    Net income                                                             $  1,011,904       $  1,267,558
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                               300,000            300,000
        Depreciation                                                            193,095            171,002
        Amortization and accretion, net                                         (43,011)            50,919
        Investment securities gains, net                                             --             (6,900)
        Net losses (gains) on other real estate                                  34,605            (50,734)
        Changes in assets and liabilities:
         Decrease in other assets                                             1,026,699            504,221
         Increase (decrease) in other liabilities                               448,437            (38,738)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     2,971,729          2,197,328
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
       Principal collections and maturities of investment securities:
         Held-to-maturity                                                       230,000          1,771,400
         Available-for-sale                                                  36,028,926          1,835,044
       Purchases of investment securities held-to-maturity                   (1,342,264)          (809,134)
       Purchases of investment securities available-for-sale                (19,985,847)        (7,489,980)
       Net decrease (increase) in loans                                       9,334,955         (7,503,577)
       Proceeds from sales of other real estate                                     300            231,086
       Capital expenditures, net                                                (78,308)          (678,862)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          24,187,762        (12,644,023)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Net increase in deposits                                               12,781,941         11,926,612
      Net decrease in federal funds purchased                                        --         (3,950,000)
      Net decrease in U. S. Treasury demand note                               (463,008)        (1,165,154)
      Proceeds from Federal Home Loan Bank advances                                  --          5,000,000
      Purchase of treasury stock                                               (488,208)                --
      Dividends paid                                                           (721,706)          (608,735)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    11,109,019         11,202,723
----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                    38,268,510            756,028
Cash and cash equivalents at beginning of year                               19,062,283         16,816,035
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                      $ 57,330,793       $ 17,572,063
==========================================================================================================

SUPPLEMENTAL DISCLOSURE
   CASH PAID DURING THE PERIOD
       Interest                                                            $  2,340,045       $  2,797,493
   NONCASH INVESTING AND FINANCING ACTIVITIES
       Real estate acquired through foreclosure                            $  2,146,402       $    151,394
       Loans made in connection with sales of foreclosed real estate       $         --       $    229,458

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SOUTHEASTERN BANKING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.       ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

         The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefit and other transactions normally determined or settled at year-end. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       RECLASSIFICATIONS

         Certain prior year amounts have been restated to conform with the current year financial statement presentation.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE 2000 ANNUAL REPORT ON FORM 10-K AND THE CONSOLIDATED FINANCIAL STATEMENTS & RELATED NOTES ON PAGES 1 - 5 OF THIS QUARTERLY FILING.

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation (the Company), with assets of $363 million, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company's principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fourteen branch locations and atm network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels including internet and telephone banking. The Company's insurance subsidiary, SBC Financial Services, Inc. (SBCF), provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies. SBCF had a nominal impact on the Company's financial condition and results of operations at March 31, 2001 and 2000.

FINANCIAL CONDITION

The company's total assets increased $13,403,833 at March 31, 2001 when compared to December 31, 2000. This 3.83% increase during the first quarter of 2001 was the result of an increase in federal funds sold of approximately $39,710,000. The growth in federal funds sold was primarily the result of a reduction in loans, down $11,781,000, investments, down $13,576,000, and deposits increasing $12,781,941. During the year-earlier period, total assets grew 3.64% or $12,400,083. In 2000, the asset growth was funded by increases in deposits and a $5,000,000 advance from the Federal Home Loan Bank.

Investment Securities

On a carrying value basis, investment securities declined $13,575,772 or 9.35% at March 31, 2001 as compared to December 31, 2000. The decline in the securities portfolio was due to the exercise of the callable feature of U S Government Agency bonds as a result of interest rate reductions during the first quarter of 2001. Securities comprised 39% of earning assets at quarter-end 2001 compared to 45% and 46% at December 31, 2000 and March 31, 2000, respectively. The amortized cost and gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities are delineated in the table below:

====================================================================================================================
INVESTMENT SECURITIES BY CATEGORY                        AMORTIZED      UNREALIZED      UNREALIZED             FAIR
MARCH 31, 2001                                                COST           GAINS          LOSSES            VALUE
====================================================================================================================
(IN THOUSANDS)
Available-for-sale:
     Government agencies                                   $75,577          $  763            $ 40          $76,299
     Mortgage-backed securities                             25,879              42              66           25,855
     Corporate securities                                    1,535               5               -            1,540
--------------------------------------------------------------------------------------------------------------------
                                                           102,991             810             106          103,695
Held-to-maturity:
     States and political subdivisions                      27,784             760              72           28,472
--------------------------------------------------------------------------------------------------------------------
Total investment securities                               $130,775        $  1,570           $ 178         $132,167
====================================================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, declined 6.95% or $12,084,971 at March 31, 2001 compared to December 31, 2000. The decline in the loan portfolio was due primarily to the normal pay-offs of commercial loans and pay down of land development loans. In addition, a large commercial loan was foreclosed and placed in other real estate owned during the first quarter. Additional details on this commercial loan are provided in the Nonperforming Assets section. Since December 31, 2000, balances in the real estate-construction portfolio have declined approximately $824,000 or 10.63%. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions.

Real estate-mortgage loans increased $478,000 or 0.78% at March 31, 2001 compared to December 31, 2000. Consumer loans fell approximately $513,000 during the first quarter of 2001 compared to year end 2000. A softening of consumer demand in the Company's trade areas was the prime element in this reduction. Consumer loans remain the Company's highest-yielding interest-earning asset, and the Company is committed to reversing the decline in this portfolio. Despite declines in the first quarter of 2001, management is optimistic that loan volumes will increase during the remainder of 2001. Strategies implemented by management to increase loan production include utilization of more competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. During the same period in 2000, net loans grew $7,480,679 or 4.51%. Loans outstanding are presented by type in the table below:

===================================================================================================================
                                                                  MARCH 31,       DECEMBER 31,           MARCH 31,
LOANS BY CATEGORY                                                      2001               2000                2000
===================================================================================================================
(IN THOUSANDS)
Commercial, financial, and agricultural(1)                          $58,853            $70,175             $71,323
Real estate - construction                                            6,926              7,750               8,234
Real estate - mortgage(2)                                            61,735             61,257              59,730
Consumer, including credit cards                                     34,860             35,373              35,569
-------------------------------------------------------------------------------------------------------------------
         Loans, gross                                               162,374            174,555             174,856
         Unearned income                                                654                753               1,381
-------------------------------------------------------------------------------------------------------------------
              Loans, net                                           $161,720           $173,802            $173,475
===================================================================================================================

(1)  Includes obligations of states and political subdivisions.
(2)  Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2001 and December 31, 2000, gross loans secured by real estate approximated $103,951,000 and $113,570,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida.

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets aggregated approximately $4,174,000, or 1.15% of total assets, at March 31, 2001. Nonperforming loans were down approximately $1,835,000 or 53.26% at quarter-end 2001. As a percent of net loans, nonperforming loans totaled 1.00% at quarter-end 2001 versus 1.98% and 0.54% at December 31, 2000 and March 31, 2000 respectively. The 2001 decrease in nonperforming loans resulted predominantly from the movement of a single commercial real estate loan on nonaccrual status to foreclosed real estate during the first quarter. Specifically, the balance at March 31, 2001 included an impaired real estate loan totaling approximately $2,100,000. This loan, secured by a first lien on income-producing commercial real estate, was charged-down by $400,000 in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. To maintain and maximize collateral value, the Company engaged an operating company with expertise in managing commercial properties to handle day-to-day operations as management focuses on marketing the property to potential buyers. The Company is presently negotiating with a third party to purchase this property. The transaction is expected to conclude prior to July 2001. Management expects no further loss associated with this property. Pending furtherance of various legal proceedings, management is optimistic that various costs associated with the property may ultimately be recovered. During the first quarter of 2001 a single credit with principal balance of $615,000 was placed on nonaccrual status. This credit is secured by timber and farmlands with accompanying tobacco and peanut allotments. Due to a loan to appraised value ratio of 55%, no loss, other than possibly foregone interest, is expected. This property will be foreclosed in June 2001 unless bankruptcy or other legal proceedings stop the foreclosure.

As the result of the foreclosed commercial real estate loan discussed in the preceding paragraph, foreclosed real estate increased $2,167,000 at quarter-end 2001 compared to declining $254,000 for the first quarter of 2000. Loans past due 90 days and still accruing interest grew $206,000 at quarter end. Management is unaware of any material concentration within these past due balances. The table on the next page provides further information about nonperforming assets and loans past due 90 days or more.

===================================================================================================================
                                                                  MARCH 31,       DECEMBER 31,           MARCH 31,
NONPERFORMING ASSETS                                                   2001               2000                2000
===================================================================================================================
(IN THOUSANDS)
Nonaccrual loans:
         Commercial, financial, and agricultural                     $1,110             $2,894                $463
         Real estate - construction                                       -                  -                  --
         Real estate - mortgage                                         149                189                 104
         Consumer, including credit cards                                20                 21                   3
-------------------------------------------------------------------------------------------------------------------
              Total nonaccrual loans                                  1,279              3,104                 580
Restructured loans(1)                                                   331                341                 336
-------------------------------------------------------------------------------------------------------------------
              Total nonperforming loans                               1,610              3,445                 936
Foreclosed real estate(2)                                             2,564                397                 604
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                           $4,174             $3,842              $1,540
===================================================================================================================
Accruing loans past due 90 days or more                              $1,397             $1,191              $1,855
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

ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. The allowance to net loans ratio totaled 1.78% at March 31, 2001 versus 1.82% at December 31, 2000 and 1.97% for the first quarter in 2000. Net charge-offs totaled $601,000, up substantially or $500,000, from 2000's $101,000, which was down $457,000 from 1999. Approximately 43%, or $300,000, of 2001 charge-offs was attributable to the non-performing loan forclosed in the first quater of 2001 discussed earlier. Long-term strategies implemented by management to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The provision from income totaled $300,000 in all periods. Activity in the allowance is presented in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

===================================================================================================================
ALLOWANCE FOR LOAN LOSSES
THREE MONTHS ENDED MARCH 31,                                                     2001          2000           1999
===================================================================================================================
(DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning of year                                $ 3,160       $ 3,223        $ 3,407
Provision for loan losses                                                         300           300            300
Charge-offs:
         Commercial, financial, and agricultural                                  433            34            268
         Real estate - construction                                                 -             -            263
         Real estate - mortgage                                                    68            25             12
         Consumer, including credit cards                                         204           192            220
-------------------------------------------------------------------------------------------------------------------
                  Total charge-offs                                               705           251            763
-------------------------------------------------------------------------------------------------------------------
Recoveries:
         Commercial, financial, and agricultural                                    6            13             43
         Real estate - construction                                                 -             -              -
         Real estate - mortgage                                                     1            15              1
         Consumer, including credit cards                                          97           122            161
-------------------------------------------------------------------------------------------------------------------
                  Total recoveries                                                104           150            205
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                                   601           101            558
-------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at March 31                                         $ 2,859       $ 3,422        $ 3,149
===================================================================================================================
Net loans outstanding1 at March 31                                           $161,720      $173,475       $163,079
===================================================================================================================
Average net loans outstanding1 at March 31                                   $168,255      $166,406       $164,000
===================================================================================================================
Ratios:
         Allowance to net loans                                                 1.77%         1.97%          1.93%
===================================================================================================================
         Net charge-offs to average loans                                       1.45%         0.24%          1.36%
===================================================================================================================
         Provision to average loans                                             0.71%         0.72%          0.73%
===================================================================================================================

(1)  Net of unearned income

Management believes the allowance was adequate at March 31, 2001 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Consistent with 2000 and 1999 levels, management has budgeted a loan loss provision of $1,200,000 in fiscal 2001.

Other Assets

The Company had no material plans or commitments for capital expenditures as of March 31, 2001.

Adjusted for foreclosed real estate previously mentioned, other assets fell approximately $1,512,000 or 23.16% at March 31, 2001 compared to December 31, 2000. A decline in the deferred tax effects of investment securities designated as available-for-sale together with a $660,000 decline in accrued interest receivable on loans and investments were the overriding factors for the decline. The decline in intangible assets was attributable to regular amortization. Deposit base premiums and goodwill compose the intangible assets balance.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2001, loans(1) and investment securities with carrying values exceeding $57 million and $17 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, comprised 85% of the funding base at quarter-end 2001, virtually unchanged from 2000 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,538,949 at March 31, 2001 versus $6,001,957 at December 31, 2000. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at December 31, 2000 totaled $3,000,000, of which $538,949 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $24,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB's total assets; at March 31, 2001, unused borrowings approximated $53 million. Refer to the subsection entitled FHLB Advances for details on the Company's outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2001. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy.

(1) No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits were approximately $308 million at March 31, 2001, increasing $12,781,941 or 4.32% from December 31, 2000. Noninterest-bearing deposits grew $2,426,551 or 4.40%, while interest-bearing deposits increased $10,355,390 or 4.30%. Noninterest-bearing deposits comprised 18.65%, and interest-bearing deposit comprised, 81.35%, of total deposits at March 31, 2001. The distribution of interest-bearing balances at quarter-end 2001, 2000, and year-end 2000 is shown in the table on the next page.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

======================================================================================================================
                                                    MARCH 31, 2001         DECEMBER 31, 2000           MARCH 31, 2000
                                          ------------------------- ------------------------- ------------------------
                                                           PERCENT                   PERCENT                  PERCENT
DEPOSITS                                     BALANCES     OF TOTAL     BALANCES     OF TOTAL    BALANCES     OF TOTAL
======================================================================================================================
(DOLLARS IN THOUSANDS)
Interest-bearing demand deposits(1)           $54,322       21.65%      $50,309       20.91%     $44,755       19.07%
Savings                                        76,981       30.67%       73,781       30.66%      79,854       32.57%
Time certificates < $100,000                   73,607       29.33%       72,207       30.01%      72,620       29.61%
Time certificates >= $100,000                  46,056       18.35%       44,314       18.42%      45,979       18.75%
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              $250,966      100.00%     $240,611      100.00%    $243,208      100.00%
======================================================================================================================

(1)  NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $5 million at March 31, 2001. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate on or after March 17, 2001 at the option of the FHLB. Proceeds from the advance were used to fund the purchase of various U.S. Agency securities. Mortgage-backed securities with aggregate carrying values of approximately $11.3 million were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company's interest rate sensitivity position at March 31, 2001.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

======================================================================================================================
                                                                   REPRICING WITHIN
                                               ----------------------------------------------------------
                                                                                                    MORE
INTEREST RATE SENSITIVITY                              0 - 3         4 - 12    ONE - FIVE      THAN FIVE
MARCH 31, 2001                                        MONTHS         MONTHS         YEARS          YEARS        TOTAL
======================================================================================================================
(DOLLARS IN THOUSANDS)
INTEREST RATE SENSITIVE ASSETS
  Federal funds sold                                $ 42,920                                                  $42,920
  Securities(1)                                        1,861        $15,739      $ 76,540       $ 36,634      130,774
  Loans, gross(2)                                     51,201         21,288        63,739         24,868      161,096
----------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive assets             95,982         37,027       140,279         61,502      334,790
----------------------------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVE LIABILITIES
  Deposits(3)                                        156,198         68,603        26,078             87      250,966
  U.S. Treasury demand note                              539              -             -              -          539
  Federal Home Loan Bank advances                          -                            -          5,000        5,000
----------------------------------------------------------------------------------------------------------------------
     Total interest rate sensitive
         liabilities                                 156,737         68,603        26,078          5,087      256,505
----------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                      $(60,755)      $(31,576)      $  7,041       $ 56,415      $78,285
======================================================================================================================
CUMULATIVE GAP                                     $(60,755)      $(92,331)     $(85,290)      $(28,875)
======================================================================================================================
Ratio of cumulative gap to total
         rate sensitive assets                      (18.15)%       (27.58)%       (25.48)%        (8.62)%
======================================================================================================================
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities              61.24%         59.03%       108.70%        130.52%
======================================================================================================================
Cumulative gap at December 31, 2000                $(91,308)     $(117,955)       $15,283        $73,662
======================================================================================================================
Cumulative gap at March 31, 2000                   $(96,871)     $(134,893)       $12,175        $79,981
======================================================================================================================

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

As shown in the table above, the Company's gap position remained negative through the short-term repricing intervals at quarter-end 2001, totaling $(60,755) at three months and $(92,331) through one-year. A negative gap position indicates that the Company is liability sensitive, which means that its rate sensitive liabilities reprice faster than its rate sensitive assets. The cumulative gap at quarter-end March 31, 2001, resulted in a narrowing of the negative gap when compared to December 31, 2000, $30,553, and $36,116 compared to March 31, 2000, at the three months time interval. An increase in federal funds sold was the primary reason for this improvement in the negative gap. As mentioned earlier in this Analysis, investments that were called following the Federal Reserve Bank's 200 basis points reductions in the interest rates during the quarter and the normal pay-off of large commercial loans, resulted in the $39,710,000 increase in the federal funds sold at quarter-end 2001. Unless more interest rates cuts are forthcoming, reductions in investments caused by the callable feature should be minimal in the second quarter of 2001. Since federal funds sold account is a temporary investment, management now faces the challenge of finding investments and loans that will maximize income while maintaining quality.

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

Refer to the 2000 Annual Report on Form 10-K for details on simulation modeling also used to test the interest rate sensitivity of net interest income and the balance sheet.

The Company has not in the past, but may in the future, utilize interest rate swaps, financial options, financial futures contracts, or other rate protection instruments to reduce interest rate and market risks.

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Due to the continued purchase of treasury stock, capital ratios declined marginally at March 31, 2001 compared to December 31, 2000. capital amounts and ratios for the most recent periods are presented in the table below:

===================================================================================================================
                                                                  MARCH 31,       DECEMBER 31,           MARCH 31,
CAPITAL RATIOS                                                         2001               2000                2000
===================================================================================================================
(DOLLARS IN THOUSANDS)
Tier 1 capital:
  Realized shareholders' equity                                     $45,324            $44,710             $44,937
  Intangible assets and other adjustments                           (1,535)            (1,117)             (1,261)
-------------------------------------------------------------------------------------------------------------------
    Total Tier 1 capital                                             43,789             43,593              43,676
-------------------------------------------------------------------------------------------------------------------
Tier 2 capital:
  Portion of allowance for loan losses                                2,307              2,374               2,376
  Allowable long-term debt                                                -                  -                   -
-------------------------------------------------------------------------------------------------------------------
    Total Tier 2 capital                                              2,307              2,374               2,376
-------------------------------------------------------------------------------------------------------------------
Total risk-based capital                                            $46,096            $45,967             $46,052
===================================================================================================================
Risk-weighted assets                                               $184,023           $189,139            $189,073
===================================================================================================================
Risk-based ratios:
  Tier 1 capital                                                     23.80%             23.05%              23.10%
===================================================================================================================
  Total risk-based capital                                           25.05%             24.30%              24.36%
===================================================================================================================
  Tier 1 leverage ratio                                              12.38%             12.56%              12.62%
===================================================================================================================
Realized shareholders' equity to assets                              12.37%             12.78%              12.63%
===================================================================================================================

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

On a per share basis, realized book value grew $0.04 since year-end 2000 to $13.05 at March 31, 2001. Dividends declared totaled $0.11 year-to-date at March 31,2001, up $0.01 from 2000, which was unchanged from 1999. For specifics on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved $834,473 at the end of the first quarter of 2001 compared to year-end 2000. Movement in interest rates remained the dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

On March 14, 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In April 2000, the Company purchased 144,101 shares from one group of shareholders at a purchase price of $17.25 per share and during the first quarter of 2001, an additional 32,633 shares was purchased on the open market and through private transactions at an average price of $14.93 per share. Since inception, the treasury stock program has reduced the Company's outstanding common stock from 3,580,797 shares to 3,404,063 shares. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $4,026,050. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid $625,000 in dividends to the Company. Cash dividends available from SEB for payment in 2001 without prior approval total approximately $2,500,000. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

RESULTS OF OPERATIONS

Net income declined $255,654 during the first quarter of 2001 when compared to the same period in 2000, which grew $162,882 over the same period in 1999. Similarly, per share income fell $0.05 to $0.30 in 2001 from $0.35 in 2000. The decline in earnings in the first quarter of 2001 was attributable to a decline of $214,094 or 5.44% in net interest income. Earnings increased $162,882 or 14.74% in the first quarter of 2000 compared to 1999. The most significant factor affecting 2000-1999 comparative results was an increase in interest income and a decline in interest expense. The return on beginning equity for the quarter ended March 31, 2001, 2000 and 1999 totaled 9.15%, 11.52%, and 10.81%.

Net Interest Income

As mentioned above, net interest income was down $214,094 or 5.44% in the first quarter of 2001 compared to 2000. The net interest margin and spread totaled 4.52% and 3.27% in 2001, respectively, versus 5.07% and 3.97% in 2000. Interest earnings on loans and investment securities decreased $109,339 from the March 31, 2000 quarter results while earnings on federal funds sold increased $215,842. The 2001 improvement was attributable to increases in average balances outstanding in federal funds sold, the results of reductions in loans and investments outstanding. Interest expense on deposits and other borrowed funds increased $320,597 or 11.87% in 2001 compared to 2000. Approximately 82%, or $262,809, of the increased interest expense was attributable to cost of deposits. Given the aggressive rate cuts made by the Federal Reserve in 2001 to-

                        SOUTHEASTERN BANKING CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


date, management expects net interest income to continue to decline during 2001 versus 2000 as substantial amounts of investment securities with early redemption features and loans tied to prime and similar indexes reprice at lower rates. Expected declines in average loans outstanding during the first half of 2001, as discussed in the Loan section of this Analysis, will exert further pressure on the net interest results. Interest expense on deposits will also decline, but due to the lag inherent in repricing maturity deposits, the decline in asset yields is expected to initially exceed any drop in costs of funds. Net interest income increased $261,785 or 7.13% in the first quarter of 2000 over the same period in 1999. Overall an improvement in 2000 was precipitated by an increase in average asset balances because yield increased only marginally.

The intense competition for loans and deposits continued in 2001 and shows no sign of abating. The high number of new and existing financial institutions in the Company's market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize utilization of more competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible.

Noninterest Income and Expense

Noninterest income increased $31,450 or 3.73% in the first quarter of 2001 compared to 2000. A $42,210 or16.94% increase in other income was the principal factor in the 2001 results. By type and amount, the chief components of other operating income in 2000 were mortgage origination fees, $65,312; commissions on the sale of credit life insurance (generated by SEB), $53,337; safe deposit box rentals, $43,483; and other miscellaneous income, $94,763. Salaries and employee benefits increased 2.48% or $37,893 in the first quarter of 2001 compared to 2000. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2001. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2000 and 1999. When compared to the same period in the prior year, net occupancy and equipment expense increased 12.67% or $59,453 year-to-date March 31, 2001 and 5.17% or $23,068 March 31, 2000. The increase both years resulted largely from higher computer costs, including depreciation expense associated with the new check imaging, internet banking, and voice banking systems. Other operating expenses grew 14.57% or $97,265 at March 31, 2001 compared to March 31, 2000. This increase is due primarily to the cost associated with operating the income producing property in foreclosed real estate. Other operating expenses fell 11.36% or $85,574 year-to-date at March 31, 2000. A net improvement on sales of foreclosed real estate was the key element in the 2000 results. No individual component of other operating expenses aggregated or exceeded 10% of the total in 2001. Ongoing operating costs associated with a major parcel of foreclosed commercial real estate, as discussed in earlier sections of this Analysis, are expected to increase noninterest expenses until the property is sold.

RECENT ACCOUNTING PRONOUNCEMENTS

Various accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

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

Certain factors that could affect financial performance or cause actual results to vary significantly from estimates contained in or underlying forward-looking statements include:

          o    Interest rate fluctuations and other market conditions.
          o Strength of the consumer and commercial credit sectors as well as real estate markets.
          o Changes in laws and regulations, including changes in accounting standards, monetary policies, and taxation requirements (including tax rate changes, new tax laws, and revised tax law interpretations).
          o Competitive pricing and other pressures on loans and deposits and the Company's ability to maintain market shares in its trade areas.
          o Management of costs associated with expansion of existing and development of new distribution channels, and ability to realize increased revenues from these distribution channels.
          o The outcome of litigation which depends on judicial interpretations of law and findings of juries.
          o Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

The foregoing list of factors is not exclusive. This Analysis should be read in conjunction with the Consolidated Financial Statements and related notes.

                        SOUTHEASTERN BANKING CORPORATION

                           PART II - OTHER INFORMATION

                                                        23

ITEM 1.           LEGAL PROCEEDINGS
                  (NOT APPLICABLE)

ITEM 2.           CHANGES IN SECURITIES
                  (NOT APPLICABLE)

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  (NOT APPLICABLE)

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Shareholders (the Meeting) of the Company was held on May 8, 2001. At the Meeting, the following individuals were elected directors: Leslie H. Blair, David H. Bluestein, Gene F. Brannen, William Downey, Alyson Gray, Cornelius P. Holland, III, Alva J. Hopkins, III, G. Norris Johnson, and S. Michael Little. Votes for all nominees totaled 2,398,499, and votes withheld totaled 0. No votes were cast against any of the nominees.

                  The shareholders also approved setting the number of Directors at 12, with 3 to be vacant until the elected Board deems it in the Company's best interest to fill same. Votes for this proposal were 2,341,357; against, 48,297; and abstained, 8,845 shares. The shareholders further approved the appointment of independent auditors by the Audit Committee. Votes approving the appointment totaled 2,398,421; against, 0; and abstained, 78 shares.

ITEM 5.           OTHER INFORMATION
                  (NOT APPLICABLE)

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Index to Exhibits:

                           None

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

                                 SOUTHEASTERN BANKING CORPORATION
                                 (REGISTRANT)


                                 By: /s/ S. MICHAEL LITTLE
                                     -------------------------------------------
                                     S. MICHAEL LITTLE, EXECUTIVE VICE PRESIDENT

Date:   MAY 14, 2001
      ----------------