Form 10-Q
period 2001-06-30
SOUTHEASTERN BANKING CORP
filed 2001-08-17
CIK 353386

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to ___________________

                         Commission file number 2-83157

                        SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                       58-1423423
---------------------------------                 -------------------------
 (State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                     Identification No.)

           P.O. BOX 455, 1010 NORTHWAY STREET, DARIEN, GEORGIA  31305
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

                               YES  [X]    NO  [___]


As of July 31, 2001, 3,393,063 shares of the Registrant's common stock, par value $1.25 per share, were outstanding.

                       Southeastern Banking Corporation

                          Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                                     June 30,         December 31,
                                                                                         2001                 2000
------------------------------------------------------------------------------------------------------------------

Assets

Cash and due from banks                                                          $ 16,342,529         $ 15,852,283
Federal funds sold                                                                 19,719,000            3,210,000
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                          36,061,529           19,062,283

Investment securities
     Held-to-maturity (market value of approximately $30,783,000
         and $26,941,000 at June 30, 2001 and December 31, 2000)                   30,163,887           26,679,250
     Available-for-sale, at market value                                          117,241,391          118,375,887
------------------------------------------------------------------------------------------------------------------
Total investment securities                                                       147,405,278          145,055,137

Loans, gross                                                                      163,963,604          174,555,359
   Unearned income                                                                   (592,721)            (752,940)
   Allowance for loan losses                                                       (2,882,476)          (3,159,165)
------------------------------------------------------------------------------------------------------------------
Loans, net                                                                        160,488,407          170,643,254

Premises and equipment, net                                                         6,536,946            6,723,135
Intangible assets                                                                   1,000,198            1,095,560
Other assets                                                                        8,289,959            6,999,183
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $359,782,317         $349,578,552
==================================================================================================================

Liabilities and Shareholders' Equity

Deposits
    Noninterest-bearing deposits                                                 $ 56,210,956         $ 55,125,661
    Interest-bearing deposits                                                     247,721,952          240,610,650
------------------------------------------------------------------------------------------------------------------
Total deposits                                                                    303,932,908          295,736,311

U. S. Treasury demand note                                                          1,957,511            1,001,957
Federal Home Loan Bank advances                                                     5,000,000            5,000,000
Other liabilities                                                                   3,105,904            3,500,109
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 313,996,323          305,238,377
------------------------------------------------------------------------------------------------------------------

Common stock ($1.25 par value; 10,000,000 shares authorized;
       3,580,797 shares issued; 3,393,063 and 3,436,696 shares
       outstanding at June 30, 2001 and December 31, 2000)                          4,475,996            4,475,996
Additional paid-in-capital                                                          1,391,723            1,391,723
Retained earnings                                                                  42,600,172           41,327,784
Treasury stock, at cost (187,734 and 144,101 shares at June 30,
       2001 and December 31, 2000)                                                 (3,136,450)          (2,485,742)
------------------------------------------------------------------------------------------------------------------
Realized shareholders' equity                                                      45,331,441           44,709,761
Accumulated other comprehensive income - unrealized
       gains (losses) on available-for-sale securities, net of tax                    454,553             (369,586)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         45,785,994           44,340,175
------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                       $359,782,317         $349,578,552
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                       Southeastern Banking Corporation

                       Consolidated Statements of Income

                                  (Unaudited)

                                                                              Quarter                                Six Months
                                                      -------------------------------             -----------------------------
Period Ended June 30,                                          2001              2000                    2001              2000
-------------------------------------------------------------------------------------------------------------------------------

Interest income
    Loans, including fees                                $4,150,589        $4,603,140             $ 8,469,798       $ 8,937,639
    Federal funds sold                                      308,139            19,703                 628,251           123,973
    Investment securities
        Taxable                                           1,817,743         1,912,336               3,591,764         3,771,374
        Tax-exempt                                          325,196           310,321                 631,049           624,853
Other assets                                                 22,978            25,875                  42,315            45,565
-------------------------------------------------------------------------------------------------------------------------------
Total interest income                                     6,624,645         6,871,375              13,363,177        13,503,404
-------------------------------------------------------------------------------------------------------------------------------

Interest expense
    Deposits                                              2,849,289         2,725,685               5,785,802         5,399,389
    Federal funds purchased                                       -            35,197                       -            36,199
    U. S. Treasury demand note                                7,928            15,718                  18,293            28,960
    Federal Home Loan Bank advances                          74,822           104,198                 148,822           116,531
-------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                    2,932,039         2,880,798               5,952,917         5,581,079
-------------------------------------------------------------------------------------------------------------------------------

Net interest income                                       3,692,606         3,990,577               7,410,260         7,922,325

Provision for loan losses                                   300,000           300,000                 600,000           600,000
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       3,392,606         3,690,577               6,810,260         7,322,325
-------------------------------------------------------------------------------------------------------------------------------

Noninterest income
   Service charges on deposit accounts                      579,416           596,814               1,162,104         1,183,362
   Investment securities gains, net                               -               (56)                      -             6,844
   Other operating income                                   250,641           249,712                 542,025           498,886
-------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                    830,057           846,470               1,704,129         1,689,092
-------------------------------------------------------------------------------------------------------------------------------

Noninterest expense
   Salaries and employee benefits                         1,545,720         1,555,103               3,113,525         3,085,015
   Occupancy and equipment, net                             496,566           496,863               1,025,297           966,141
   Other operating expense                                  776,138           685,644               1,541,149         1,353,390
-------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                 2,818,424         2,737,610               5,679,971         5,404,546
-------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                1,404,239         1,799,437               2,834,418         3,606,871

Income tax expense                                          396,071           529,925                 814,346         1,069,801
-------------------------------------------------------------------------------------------------------------------------------
Net income                                               $1,008,168        $1,269,512             $ 2,020,072       $ 2,537,070
===============================================================================================================================
Net income per average share - basic                     $     0.29        $     0.37             $      0.59       $      0.72
===============================================================================================================================

Average common shares - basic                             3,399,030         3,446,197               3,406,394         3,513,497

                    See accompanying notes to consolidated financial statements.

                       Southeastern Banking Corporation

                Consolidated Statements of Shareholders' Equity

                                  (Unaudited)

                                                                                                       Accumulated
                                                        Additional                                           Other
                                           Common          Paid-In       Retained       Treasury     Comprehensive
                                            Stock          Capital       Earnings          Stock            Income             Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999             $4,475,996       $1,391,723    $38,159,815             -       $(2,874,598)       $41,152,936

Comprehensive income:
    Net income                                  -                -      2,537,070             -                 -         2,537,070
    Other comprehensive income, net
      of tax effect of $423:
       Change in unrealized gains
       (losses) on available-for-sale
       securities                               -                -              -             -               822               822
                                                                                                                        -----------
Comprehensive income                                                                                                      2,537,892
                                                                                                                        -----------
Cash dividends declared
    ($0.20 per share)                                                    (701,749)                                         (701,749)
Purchase of treasury stock                      -                -              -    (2,485,742)                -        (2,485,742)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000                 $4,475,996       $1,391,723    $39,995,136    (2,485,742)      $(2,873,776)      $40,503,337
===================================================================================================================================

Balance, December 31, 2000             $4,475,996       $1,391,723    $41,327,784   $(2,485,742)      $  (369,586)      $44,340,175

Comprehensive income:
    Net income                                  -                -      2,020,072             -                 -         2,020,072
    Other comprehensive income, net
      of tax effect of $424,556:
       Change in unrealized gains
       (losses) on available-for-sale
       securities                               -                -              -             -           824,139           824,139
                                                                                                                        -----------
Comprehensive income                                                                                                      2,844,211
                                                                                                                        -----------
Cash dividends declared
    ($0.22 per share)                           -                -       (747,684)            -                 -          (747,684)

Purchase of treasury stock                      -                -              -      (650,708)                -          (650,708)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                 $4,475,996       $1,391,723    $42,600,172   $(3,136,450)      $   454,553       $45,785,994
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                       Southeastern Banking Corporation

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


Six Months Ended June 30,                                                                       2001                 2000
-------------------------------------------------------------------------------------------------------------------------
Operating activities
    Net income                                                                          $  2,020,072         $  2,537,070
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                                            600,000              600,000
        Depreciation                                                                         384,461              358,843
        Amortization and accretion, net                                                     (103,893)              92,655
        Investment securities gains, net                                                           -               (6,844)
        Net losses (gains) on other real estate                                               66,648              (23,400)
        Changes in assets and liabilities:
        Decrease (increase) in other assets                                                  393,718             (499,152)
        Decrease in other liabilities                                                        (45,736)             (95,120)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  3,315,270            2,964,052
-------------------------------------------------------------------------------------------------------------------------

Investing activities
       Principal collections and maturities of investment securities:
        Held-to-maturity                                                                     966,300            1,951,400
        Available-for-sale                                                                64,051,788            3,452,881
       Proceeds from sales of investment securities available-for-sale                             -            2,996,719
       Purchases of investment securities held-to-maturity                                (4,466,838)          (1,396,354)
       Purchases of investment securities available-for-sale                             (61,453,442)          (8,229,345)
       Net decrease (increase) in loans                                                    7,303,407          (12,928,054)
       Proceeds from sales of other real estate                                               75,743              290,129
       Capital expenditures, net                                                            (198,272)            (653,464)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                        6,278,686          (14,516,088)
-------------------------------------------------------------------------------------------------------------------------

Financing activities
      Net increase in deposits                                                             8,196,597            6,309,232
      Net decrease in federal funds purchased                                                      -           (3,065,000)
      Net increase in U. S. Treasury demand note                                             955,554              588,365
      Proceeds from Federal Home Loan Bank advances                                                -           10,000,000
      Purchase of treasury stock                                                            (650,708)          (2,485,742)
      Dividends paid                                                                      (1,096,153)            (966,815)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  7,405,290           10,380,040
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      16,999,246           (1,171,996)
Cash and cash equivalents at beginning of year                                            19,062,283           16,816,035
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                                    $ 36,061,529         $ 15,644,039
=========================================================================================================================

Supplemental disclosure
   Cash paid during the period
       Interest                                                                         $  6,015,867         $  5,703,441
       Income taxes                                                                     $    770,000         $  1,130,000

   Noncash investing and financing activities
       Real estate acquired through foreclosure                                         $  2,283,941         $     67,720
       Loans made in connection with sales of foreclosed real estate                    $     32,500         $    246,030

                    See accompanying notes to consolidated financial statements.

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements

                                  (Unaudited)


1.   Accounting and Reporting Policy for Interim Periods

     The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 2001 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Reclassifications

     Certain prior year amounts have been restated to conform with the current year financial statement presentation.

3.   Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new Standards, it is expected that the amortization of goodwill will cease as of December 31, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations, and cash flows in 2002 and subsequent years.

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

This Analysis should be read in conjunction with the 2000 Annual Report on Form 10-K and consolidated financial statements & related notes on pages 1-5 of this quarterly filing.

Description of Business

Southeastern Banking Corporation (the Company), with assets of $360 million, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank, the Company's principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fourteen branch locations and atm network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. Southeastern Bank also offers 24-hour delivery channels including internet and telephone banking. The Company's insurance subsidiary, SBC Financial Services, Inc. (SBCF), provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies. SBCF had a nominal impact on the Company's financial condition and results of operations at June 30, 2001 and 2000.

Financial Condition

Consolidated assets totaled $359,782,317 at mid-year 2001, up $10,203,765 or 2.92% from year-end 2000 and up $6,414,617 or 1.82% from June 30, 2000. Federal funds sold was the predominant factor in the 2001 results, increasing $16,509,000. A $10,431,536 reduction in loan balances and an $8,196,597 increase in deposits, particularly interest-bearing balances, precipitated the majority of the growth in federal funds sold. Although the mix of earning assets shifted at June 30, 2001 versus year-end 2000, earning assets continued to approximate, overall, 92% of total assets. During the year-earlier period, total assets grew 3.77% or $12,822,812. The asset growth in 2000 was funded by increases in deposits and other borrowings, including advances from the Federal Home Loan Bank (FHLB). Additional details on deposits and other funding sources are provided in the Liquidity section of this Analysis.

Investment Securities

On a carrying value basis, investment securities increased $2,350,141 or 1.62% since December 31, 2000. Purchases of securities during the six-month period approximated $65,920,000, and redemptions, $65,018,000. The high volume of securities transactions was attributable to various issuers' exercise of call options as a result of interest rate reductions during the first half of 2001. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. To reduce its exposure to Agency securities with call features, the Company increased its holdings of mortgage-backed securities, corporates, and municipals to 25%, 5%, and 21% of the portfolio at June 30, 2001 from 13%, 0%, and 18% at December 31, 2000. Consistent with 2000 levels, securities continued to aggregate 45% of earning assets at June 30, 2001. The amortized cost and estimated fair value of investment securities are delineated in the table on the next page.

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

===========================================================================================================
Investment Securities by Category                 Amortized        Unrealized    Unrealized            Fair
June 30, 2001                                          Cost             Gains        Losses           Value
===========================================================================================================
(In thousands)
Available-for-sale:
     U. S. Government agencies                     $ 71,548          $  816            $ 34        $ 72,330
     Mortgage-backed securities                      37,333              80             124          37,289
     Corporates                                       7,670              22              70           7,622
-----------------------------------------------------------------------------------------------------------
                                                    116,551             918             228         117,241
Held-to-maturity:
     States and political subdivisions               30,164             716              97          30,783
-----------------------------------------------------------------------------------------------------------
Total investment securities                        $146,715          $1,634            $325        $148,024
===========================================================================================================

As shown, the market value of the securities portfolio exceeded the cost basis at June 30, 2001, an improvement from 2000 levels; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, declined 6.00% or $10,431,536 at mid-year 2001 compared to December 31, 2000. A $10,590,000 drop in commercial loans outstanding was the chief factor in the six month decline. The decline in commercial loans outstanding resulted from multiple factors, including normal pay-offs and the foreclosure of a material nonaccrual loan as discussed in later sections of this Analysis. Basically all sectors of the commercial portfolio registered declines year-to-date: Nonfarm real estate loans fell $5,863,000; agricultural loans, $2,901,000; other commercial/industrial loans, $529,000; and governmental loans, $1,297,000. Consumer loans declined $3,215,000 or 9.09% during the first half of 2001 compared to year-end 2001. A softening of consumer demand in the Company's trade areas was the chief element in the 2001 results. Consumer loans remain the Company's highest-yielding interest-earning asset, and the Company is committed to reversing the decline in this portfolio. Balances in the real estate-construction portfolio also declined, dropping 14.40% or $1,116,000 since December 31, 2000. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Although balances in the commercial, consumer, and real estate-construction portfolios fell, real estate-mortgage balances increased an appreciative $3,852,000 since the first quarter or $4,330,000 year-to-date.

Despite overall declines in loan balances during the first half of 2001, management is optimistic that loan volumes will increase during the remainder of 2001. Strategies implemented by management to increase loan production include utilization of more competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During the same period in 2000, net loans grew $12,808,591 or 7.72%. Growth in the commercial and real estate-construction portfolios fueled the 2000 results. Loans outstanding are presented by type in the table on the next page.

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

===========================================================================================================
                                                            June 30,       December 31,           June 30,
Loans by Category                                               2001               2000               2000
===========================================================================================================
(In thousands)
Commercial, financial, and agricultural/1/                  $ 59,585           $ 70,175           $ 75,305
Real estate - construction                                     6,634              7,750              6,561
Real estate - mortgage/2/                                     65,587             61,257             61,461
Consumer, including credit cards                              32,158             35,373             36,555
----------------------------------------------------------------------------------------------------------
     Loans, gross                                            163,964            174,555            179,882
     Unearned income                                             593                753              1,079
----------------------------------------------------------------------------------------------------------
          Loans, net                                        $163,371           $173,802           $178,803
==========================================================================================================

/1/Includes obligations of states and political subdivisions.
/2/Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2001 and December 31, 2000, gross loans secured by real estate aggregated $108,765,000 and $113,570,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $19,938,000 at mid-year 2001; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets approximated $3,787,000, or 1.05% of total assets, at June 30, 2001 versus $3,842,000 or
1.10% at December 31, 2000. Nonperforming loans were down approximately $2,178,000 or 63.22% and foreclosed real estate, up $2,123,000, at June 30, 2001. The fluctuation in nonperforming loans and foreclosed real estate balances year-to-date resulted predominantly from the movement of a single commercial real estate loan on nonaccrual status to foreclosed real estate. Specifically, foreclosed real estate balances at mid-year 2001 included $1,975,000 pertaining to an impaired real estate loan. This loan, secured by a first lien on income-producing commercial real estate, was charged-off by $400,000 in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. Subsequent to June 30, 2001, this property was sold to a third party; net proceeds on the sale approximated $2,025,000. To maintain and maximize collateral value, the Company engaged an operating company with expertise in managing commercial properties to handle day-to-day operations as management focused on marketing the property to potential buyers. Operating costs associated with managing the property approximated $140,000 through the closing date. Pending furtherance of various legal proceedings, management is optimistic that various costs associated with the property may ultimately be recovered.

During the first half of 2001, a single credit with principal balances aggregating $615,000 was placed on nonaccrual status. This credit, secured by timber and farmlands with accompanying tobacco and peanut allotments, was not substantially past due, and its impairment could not be reasonably measured prior to 2001. Due to a loan-to-appraised value ratio of less than 55%, no loss, other than possibly foregone

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

interest, is expected on these loans. Foreclosure of the real estate collateral was interrupted by bankruptcy proceedings and is expected to remain stalled until at least the fourth quarter. Exclusive of the two credits discussed in the preceding paragraphs, the allowance for loan losses approximated 4.42X the nonperforming loans balance at June 30, 2001 versus 2.76X at December 31, 2000 and 3.89X a year ago. Management is unaware of any other material developments in nonperforming assets or large, significant potential problem loans at June 30, 2001 that should be presented or otherwise discussed.

Loans past due 90 plus days totaled $1,415,000, or less than 1% of net loans, at June 30, 2001. The table below provides further information about nonperforming assets and loans past due 90 days or more:


===========================================================================================================
                                                            June 30,       December 31,           June 30,
Nonperforming Assets                                            2001               2000               2000
===========================================================================================================
(In thousands)
Nonaccrual loans:
   Commercial, financial, and agricultural                    $  862             $2,894             $  454
   Real estate - construction                                      -                  -                  -
   Real estate - mortgage                                         81                189                 90
   Consumer, including credit cards                                5                 21                  8
----------------------------------------------------------------------------------------------------------
     Total nonaccrual loans                                      948              3,104                552
Restructured loans/1/                                            319                341                354
----------------------------------------------------------------------------------------------------------
     Total nonperforming loans                                 1,267              3,445                906
Foreclosed real estate/2/                                      2,520                397                548
----------------------------------------------------------------------------------------------------------
Total nonperforming assets                                    $3,787             $3,842             $1,454
----------------------------------------------------------------------------------------------------------
Accruing loans past due 90 days or more                       $1,415             $1,191             $1,719
==========================================================================================================

/1/Does not include restructured loans that yield a market rate.
/2/Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower's ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) the income on the loan is recognized using the cash versus accrual basis of accounting due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan switched to nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower's financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized.

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

Refer to the footnotes accompanying the consolidated financial statements for more details on the Company's accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. As a percent of net loans, the allowance declined 6 basis points to 1.76% at mid-year 2001 from 1.82% at year-end 2000. Net charge-offs totaled $878,000, up considerably, or $580,000, from 2000's $298,000, which was down $548,000 from 1999. Approximately 34%, or $300,000, of
2001 charge-offs year-to-date were attributable to the large nonperforming loan foreclosed in the first quarter. Long-term strategies implemented by management to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The quarterly and six month provision from income totaled $300,000 and $600,000 at June 30, 2001, unchanged from the year-earlier period. Activity in the allowance is presented in the table below:

===========================================================================================================
Allowance for Loan Losses
Six Months Ended June 30,                                              2001            2000            1999
===========================================================================================================
(Dollars in thousands)
Allowance for loan losses at beginning of year                     $  3,160        $  3,223        $  3,407
Provision for loan losses                                               600             600             600
Charge-offs:
   Commercial, financial, and agricultural                              564              88             393
   Real estate - construction                                             -               -             335
   Real estate - mortgage                                                91              55              95
   Consumer, including credit cards                                     405             415             456
-----------------------------------------------------------------------------------------------------------
         Total charge-offs                                            1,060             558           1,279
-----------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial, financial, and agricultural                               17              18             204
   Real estate - construction                                             -               -               -
   Real estate - mortgage                                                 5              18              18
   Consumer, including credit cards                                     160             224             211
-----------------------------------------------------------------------------------------------------------
         Total recoveries                                               182             260             433
-----------------------------------------------------------------------------------------------------------
Net charge-offs                                                         878             298             846
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses at June 30                               $  2,882        $  3,525        $  3,161
===========================================================================================================
Net loans outstanding/1/ at June 30                                $163,371        $178,803        $162,651
===========================================================================================================
Average net loans outstanding/1/ at June 30                        $165,507        $171,359        $163,422
===========================================================================================================
Ratios:
   Allowance to net loans                                             1.76%           1.97%           1.94%
===========================================================================================================
   Net charge-offs to average loans                                   1.06%           0.35%           1.04%
===========================================================================================================
   Provision to average loans                                         0.73%           0.70%           0.73%
===========================================================================================================

/1/Net of unearned income

Management believes the allowance was adequate at June 30, 2001 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made. Consistent with 2000 and 1999 levels, management has budgeted a loan loss provision of $1,200,000 in fiscal 2001.

Other Commitments

Other than the pending purchase of various computer equipment approximating $150,000, the Company had no material plans or commitments for capital expenditures as of June 30, 2001.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2001, loans(1) and investment securities with carrying values exceeding $63 million and $15 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, comprised 85% of the funding base at June 30, 2001, virtually unchanged from 2000 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,957,511 at June 30, 2001 versus $6,001,957 at December 31, 2000. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at June 30, 2001 totaled $3,000,000, of which $1,957,511 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $24,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB's total assets; at mid-year 2001, unused borrowings approximated $52 million. Refer to the subsection entitled FHLB Advances for details on the Company's outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2001. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy.

/1/No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits exceeded $303 million at mid-year 2001, up $8,196,597 or 2.77% from December 31, 2000. More than 86%, or $7,111,302, of the deposit growth at June 30 was attributable to interest-bearing balances. Overall, interest-bearing deposits comprised 81.51%, and noninterest-bearing deposits, 18.49%, of total deposits at June 30, 2001. The distribution of interest-bearing balances at June 30, 2001 and certain comparable quarter-end dates is shown in the table on the next page.

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

=====================================================================================================================
                                                  June 30, 2001           December 31, 2000             June 30, 2000
                                        -----------------------------------------------------------------------------
                                                        Percent                    Percent                    Percent
Deposits                                 Balances      of Total     Balances      of Total     Balances      of Total
=====================================================================================================================
(Dollars in thousands)
Interest-bearing demand deposits/1/      $ 53,302        21.52%     $ 50,309        20.91%     $ 47,926        19.87%
Savings                                    76,736        30.98%       73,781        30.66%       77,076        31.96%
Time certificates less than $100,000       72,806        29.39%       72,207        30.01%       71,031        29.46%
Time certificates greater than = $100,000  44,878        18.11%       44,314        18.42%       45,122        18.71%
---------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits          $247,722       100.00%     $240,611       100.00%     $241,155       100.00%
=====================================================================================================================
/1/NOW and money market accounts.

The composition of average deposits and the fluctuations therein at June 30 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5 million at June 30, 2001, unchanged from year-end 2000. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate on or after March 17, 2001 at the option of the FHLB. During the first half of 2001, interest expense on the advance approximated $149,000. Mortgage-backed securities with aggregate carrying values of approximately $10.6 million were pledged to collateralize current and future advances under this line of credit.

Interest Rate and Market Risk/Interest Rate Sensitivity

The normal course of business activity exposes the Company to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company's financial instruments, cash flows, and net interest income. The asset/liability committee regularly reviews the Company's exposure to interest rate risk and formulates strategy based on acceptable levels of interest rate risk. The overall objective of this process is to optimize the Company's financial position, liquidity, and net interest income, while limiting volatility to net interest income from changes in interest rates. The Company uses gap analysis and simulation modeling to measure and manage interest rate sensitivity.

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company's interest rate sensitivity position at June 30, 2001.

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


====================================================================================================================
                                                                Repricing Within
                                             ----------------------------------------------------------
                                                                                                 More
Interest Rate Sensitivity                        0 - 3          4 - 12      One - Five      Than Five
June 30, 2001                                   Months          Months           Years          Years          Total
--------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Interest Rate Sensitive Assets
 Federal funds sold                          $  19,719                                                      $ 19,719
 Securities/1/                                   4,842       $  11,394        $ 78,699        $51,780        146,715
 Loans, gross/2/                                60,065          23,502          56,393         23,056        163,016
--------------------------------------------------------------------------------------------------------------------
  Total interest rate sensitive assets          84,626          34,896         135,092         74,836        329,450
--------------------------------------------------------------------------------------------------------------------
Interest Rate Sensitive Liabilities
 Deposits/3/                                   163,222          59,858          24,555             87        247,722
 U.S. Treasury demand note                       1,958               -               -              -          1,958
 Federal Home Loan Bank advances                     -                               -          5,000          5,000
--------------------------------------------------------------------------------------------------------------------
  Total interest rate sensitive
    liabilities                                165,180          59,858          24,555          5,087        254,680
--------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                $ (80,554)      $ (24,962)       $110,537        $69,749       $ 74,770
====================================================================================================================
Cumulative gap                               $ (80,554)      $(105,516)       $  5,021        $74,770
====================================================================================================================
Ratio of cumulative gap to total
  rate sensitive assets                        (24.45)%        (32.03)%           1.52%         22.70%
====================================================================================================================
Ratio of cumulative rate sensitive
  assets to rate sensitive liabilities           51.23%          53.11%         102.01%        129.36%
====================================================================================================================
Cumulative gap at December 31, 2000          $ (91,308)      $(117,955)       $ 15,283        $73,662
====================================================================================================================
Cumulative gap at June 30, 2000              $(103,995)      $(135,774)       $ 11,121        $75,205
====================================================================================================================

/1/Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
/2/No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded. /3/NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company's gap position remained negative through the short-term repricing intervals at mid-year 2001, totaling $(80,554) at three months and $(105,516) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at June 30, 2001 totaled $26,957 at three months and $1,995 at twelve months. The narrowing of the short-term gap position at June 30, 2001 versus 2000 was primarily attributable to increases in federal funds sold. As discussed in earlier sections of this Analysis, the jump in fed funds sold balances accrued from reductions in loans and higher deposits. The gap position is expected to widen moderately, resembling 2000 levels, as fed funds sold are reallocated to other earning assets. Given current and projected economic conditions, this reallocation is expected to remain a particular challenge of 2001. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans/2/ and securities/1/ will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company's June 30, 2001 analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 5% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company's net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, rarely reprice and therefore, have limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated this year, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001 to-date, can materially impact estimated results. As further discussed in the Operations section of this Analysis, net interest income declined $512,065 or 6.46% year-to-date at June 30, 2001 versus 2000. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet. Because the focus of these initiatives is long-term versus short-term, net interest income is expected to lag last year's results the remainder of 2001.

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

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. The Company is committed to maintaining its well-capitalized status.

Capital ratios for the most recent periods are presented in the table below:



============================================================================================================
                                                            June 30,        December 31,            June 30,
Capital Ratios                                                  2001                2000                2000
============================================================================================================
(Dollars in thousands)
Tier 1 capital:
 Realized shareholders' equity                              $ 45,331            $ 44,710            $ 43,377
 Intangible assets and other adjustments                      (1,022)             (1,117)             (1,213)
------------------------------------------------------------------------------------------------------------
  Total Tier 1 capital                                        44,309              43,593              42,164
------------------------------------------------------------------------------------------------------------
Tier 2 capital:
 Portion of allowance for loan losses                          2,364               2,374               2,425
 Allowable long-term debt                                          -                   -                   -
------------------------------------------------------------------------------------------------------------
  Total Tier 2 capital                                         2,364               2,374               2,425
------------------------------------------------------------------------------------------------------------
Total risk-based capital                                    $ 46,673            $ 45,967            $ 44,589
============================================================================================================
Risk-weighted assets                                        $188,578            $189,139            $192,873
============================================================================================================
Risk-based ratios:
 Tier 1 capital                                                23.50%              23.05%              21.86%
============================================================================================================
 Total risk-based capital                                      24.75%              24.30%              23.12%
============================================================================================================
 Tier 1 leverage ratio                                         12.43%              12.56%              11.96%
============================================================================================================
Realized shareholders' equity to assets                        12.62%              12.78%              12.18%
============================================================================================================

Book value per share grew $0.35 or 2.69% during the six month period to $13.36 at mid-year 2001. Dividends declared totaled $0.22 year-to-date at June 30, 2001, up $0.02 or 10% from 2000, which was unchanged from 1999. For particulars on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved $824,139 at June 30, 2001 compared to year-end 2000. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

On March 14, 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In 2000, the Company purchased 144,101 shares from one group of shareholders at a purchase price of $17.25 per share and during the first half of 2001, an additional 43,633 shares was purchased on the open market and through private transactions at an average price of $14.91 per share. Since inception, the treasury stock program has reduced the Company's outstanding common stock from 3,580,797 shares to 3,393,063 shares. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $3,863,550. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 50% or $1,250,000 of the $2,500,000 in cash dividends available to the Company in 2001 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2001 second quarter totaled $1,008,168 or $0.29 per share, down $261,344 or 20.59% from the 2000 second quarter but virtually unchanged from the 2001 first quarter. Year-to-date, net income fell $516,998 or 20.38% to $2,020,072 at June 30, 2001 from $2,537,070 in 2000. On a per share basis, net income declined to $0.59 at June 30, 2001 from $0.72 and $0.65 in 2000 and 1999. Likewise, the return on beginning equity declined 248 basis points to 9.04% at June 30, 2001 from 11.52% a year ago. The earnings decline at June 30, 2001 was primarily attributable to a 6.46% drop in net interest income. Six months earnings increased $227,059 or 9.83% in 2000 when compared to the same period in 1999. The most significant factor affecting 2000-1999 comparative results was a 6.95% improvement in net interest earnings. Variations in net interest results are further discussed in the next subsection of this Analysis.

Net Interest Income

Net interest income declined $297,971 or 7.47% during the second quarter of 2001 compared to 2000. For the year-to-date period, net interest income fell $512,065 or 6.46% from 2000. Similarly, the net interest margin and spread fell to 4.68% and 3.55%, respectively, from 5.06% and 3.96% a year ago. Interest income on all earning assets other than federal funds sold declined from year-to-date results in 2000. Specifically, interest earnings on loans, investment securities, and other earning assets declined $467,841, $173,414, and $3,250 from year-to-date results in 2000 while earnings on federal funds sold jumped $504,278. Shifts in earning assets and overall declines in asset yields precipitated the year-to-date results. As discussed in other sections of this Analysis, the increase in average federal funds sold balances resulted from reductions in loans, early redemptions of investment securities, and higher deposit balances. Federal funds sold balances have declined from first quarter levels and are expected to further decline during the remainder of 2001 as funds are reallocated to other earning assets. Overall, interest expense on deposits and borrowed funds increased $371,838 or 6.66% year-to-date at June 30, 2001 versus 2000. Cost of funds increased 20 basis points from 2000 levels, totaling 4.71% at June 30, 2001 versus 4.51% at June 30, 2000. The jump in cost of funds resulted primarily from higher deposit rates at June 30, 2001 versus 2000.
Given the aggressive rate cuts made by the Federal Reserve in 2001 to-date, management expects net interest income to continue lagging 2000 results as significant amounts of investment securities with early redemption features and loans tied to prime and similar indexes reprice at lower rates. Expected declines in average loans outstanding during 2001, as discussed in the Loan section of this Analysis, will exert further pressure on net interest results. Interest expense on deposits will also decline, but due to the lag inherent in repricing maturity deposits, the decline in asset yields will initially and substantially exceed any drop in costs of funds. During the first six months of 2000 compared to 1999, net interest income grew $514,843 or 6.95%. Overall improvements in average asset balances produced the 2000 results, because asset yields increased only marginally from 1999.

The intense competition for loans and deposits continued in 2001 and shows no sign of abating. The high number of new and existing financial institutions in the Company's market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

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

Noninterest Income and Expense

Noninterest income grew a negligible $15,037, or 0.89%, year-to-date at June 30, 2001 compared to 2000. A $43,139 improvement in other operating income, negated in part by declines in service charges on deposit accounts and reduced gains on investment securities, was the major factor in the six month results. By type and amount, the chief components of other operating income in 2001 were mortgage origination fees, $143,218; commissions on the sale of credit life insurance (generated by SEB), $94,128; surcharge fees - atm, $61,594; safe deposit box rentals, $54,781; and income on sale of check products, $31,369. Together, these five income items comprised 71.05% of other operating income year-to-date. Salaries and employee benefits increased less than 1%, or $28,510, during the six month period to $3,113,525 year-to-date at June 30, 2001 compared to 2000. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2001. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms at June 30, 2001 and 2000. When compared to the same period in the prior year, net occupancy and equipment expense increased 6.12% or $59,156 year-to-date at June 30, 2001 and 9.97% at June 30, 2000. The increase both periods resulted largely from higher computer costs, including depreciation expense associated with check imaging, internet banking, and voice banking systems. Other operating expenses climbed $187,759 or 13.87% at June 30, 2001 compared to 2000. Operating costs associated with a major parcel of foreclosed commercial real estate, as discussed in earlier sections of this Analysis, plus net losses versus gains on sales of other foreclosed properties accounted for virtually all of the fluctuation year-to-date. Besides marketing and supplies expense, no individual component of other operating expenses aggregated or exceeded 10% of the total at June 30, 2001 or 2000.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new Standards, it is expected that the amortization of goodwill will cease as of December 31, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations, and cash flows in 2002 and subsequent years.

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

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

====================================================================================================================================
                                                         2001                           2000                         1999
                                          ------------------------------------------------------------------------------------------
Average Balances/6/                         Average   Income/   Yields/    Average   Income/  Yields/    Average   Income/  Yields/
Six Months Ended June 30,                  Balances   Expense    Rates    Balances   Expense  Rates     Balances   Expense  Rates
====================================================================================================================================
(Dollars in thousands)
Assets
Interest-earning assets:
 Loans, net/1/,/2/,/4/                    $165,507   $ 8,493    10.26%   $171,359   $ 8,994   10.50%   $163,422   $ 8,545    10.46%
 Federal funds sold                         27,291       628     4.60%      4,299       124    5.77%     11,931       280     4.69%
 Taxable investment securities/3/          112,731     3,592     6.37%    126,153     3,771    5.98%    117,136     3,457     5.90%
 Tax-exempt investment securities/3/,/4/    25,220       955     7.58%     24,885       946    7.60%     23,969       933     7.79%
 Other assets                                1,088        42     7.72%      1,088        46    8.46%      1,001        48     9.59%
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets        $331,837   $13,710     8.26%   $327,784   $13,881    8.47%   $317,459   $13,263     8.36%
====================================================================================================================================

Liabilities
Interest-bearing liabilities:
 Interest-bearing demand deposits/5/      $ 52,704   $   763     2.90%   $ 47,248   $   664    2.81%   $ 45,488   $   651     2.86%
 Savings                                    75,847     1,476     3.89%     76,743     1,544    4.02%     74,616     1,511     4.05%
 Time deposits                             118,616     3,547     5.98%    117,815     3,191    5.42%    119,426     3,334     5.58%
 Federal funds purchased                         -         -        -%      1,027        36    6.75%        142         3     4.75%
 U. S. Treasury demand note                    737        18     4.88%        994        29    5.84%        660        16     4.85%
 Federal Home Loan Bank advances             5,000       149     6.00%      3,737       117    6.26%          -         -        -
-----------------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities   $252,904   $ 5,953     4.71%   $247,564   $ 5,581    4.51%   $240,332   $ 5,515     4.59%
====================================================================================================================================
Excess of interest-earning assets
  over interest-bearing liabilities       $ 78,933                       $ 80,220                      $ 77,127
====================================================================================================================================
Interest rate spread                                             3.55%                         3.96%                          3.77%
====================================================================================================================================
Net interest income                                  $ 7,757                        $ 8,300                       $ 7,748
====================================================================================================================================
Net interest margin                                              4.68%                         5.06%                          4.88%
====================================================================================================================================

/1/Average loans are shown net of unearned income. Nonperforming loans are included.
/2/Includes loan fees.
/3/Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable. /4/Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
/5/NOW and money market accounts.
/6/Averages presented generally represent average daily balances.

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


Item 2.    Changes in Securities
           (Not Applicable)


Item 3.    Defaults Upon Senior Securities
           (Not Applicable)


Item 4.    Submission of Matters to a Vote of Security Holders
           (Not Applicable)


Item 5.    Other Information
           (Not Applicable)


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Index to Exhibits:

                Exhibit Table                                              Page
                -------------                                              ----
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



                                      SOUTHEASTERN BANKING CORPORATION
                                      (Registrant)



                              By:   /s/  S. MICHAEL LITTLE
                                  -------------------------------------------
                                  S. Michael Little, Executive Vice President


                              By:   /s/  ALYSON GRAY
                                  -------------------------------------------
                                  Alyson Gray, Vice President



Date:      August 14, 2001
        --------------------