Form 10-Q
period 2001-09-30
SOUTHEASTERN BANKING CORP
filed 2001-11-16
CIK 353386

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ................. to ................

                        Commission file number 2-83157

                       SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          GEORGIA                                                58-1423423
-------------------------------                              ------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

          P.O. BOX 455, 1010 NORTHWAY STREET, DARIEN, GEORGIA        31305
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

                            YES  [X]        NO  [_]


As of October 31, 2001, 3,385,470 shares of the Registrant's common stock, par value $1.25 per share, were outstanding.

                       Southeastern Banking Corporation

                          Consolidated Balance Sheets


                                                                                 (Unaudited)
                                                                               September 30,         December 31,
                                                                                        2001                 2000
==================================================================================================================
Assets

Cash and due from banks                                                         $ 14,066,390         $ 15,852,283
Federal funds sold                                                                21,271,000            3,210,000
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                         35,337,390           19,062,283

Investment securities
     Held-to-maturity (market value of approximately $34,485,000
         and $26,941,000 at September 30, 2001 and December 31, 2000)             33,400,228           26,679,250
     Available-for-sale, at market value                                         119,557,486          118,375,887
-----------------------------------------------------------------------------------------------------------------
Total investment securities                                                      152,957,714          145,055,137

Loans, gross                                                                     165,048,186          174,555,359
  Unearned income                                                                   (523,422)            (752,940)
  Allowance for loan losses                                                       (2,962,845)          (3,159,165)
-----------------------------------------------------------------------------------------------------------------
Loans, net                                                                       161,561,919          170,643,254

Premises and equipment, net                                                        6,498,711            6,723,135
Intangible assets                                                                    952,517            1,095,560
Other assets                                                                       5,319,897            6,999,183
-----------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $362,628,148         $349,578,552
===================================================================================================================
Liabilities and Shareholders' Equity

Deposits
  Noninterest-bearing deposits                                                  $ 57,710,365         $ 55,125,661
  Interest-bearing deposits                                                      246,332,531          240,610,650
-------------------------------------------------------------------------------------------------------------------
Total deposits                                                                   304,042,896          295,736,311

U. S. Treasury demand note                                                         2,180,916            1,001,957
Federal Home Loan Bank advances                                                    5,000,000            5,000,000
Other liabilities                                                                  3,742,438            3,500,109
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                314,966,250          305,238,377
-------------------------------------------------------------------------------------------------------------------

Common stock ($1.25 par value; 10,000,000 shares authorized;
  3,580,797 shares issued; 3,390,723 and 3,436,696 shares
  outstanding at September 30, 2001 and December 31, 2000)                         4,475,996            4,475,996
Additional paid-in-capital                                                         1,391,723            1,391,723
Retained earnings                                                                 43,252,071           41,327,784
Treasury stock, at cost (190,074 and 144,101 shares at September 30,
  2001 and December 31, 2000)                                                     (3,171,550)          (2,485,742)
-------------------------------------------------------------------------------------------------------------------
Realized shareholders' equity                                                     45,948,240           44,709,761
Accumulated other comprehensive income - unrealized
  gains (losses) on available-for-sale securities, net of tax                      1,713,658             (369,586)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        47,661,898           44,340,175
-------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                      $362,628,148         $349,578,552
===================================================================================================================

                                                     See accompanying notes to consolidated financial statements.

                       Southeastern Banking Corporation

                       Consolidated Statements of Income

                                                                               Quarter                               Nine Months
                                                  ------------------------------------      ------------------------------------
Period Ended September 30,                                      2001              2000                    2001              2000
================================================================================================================================
Interest income
    Loans, including fees                                 $3,999,225        $4,669,491             $12,469,023       $13,607,130
    Federal funds sold                                       117,815            31,371                 746,066           155,344
    Investment securities
        Taxable                                            1,808,042         1,872,551               5,399,806         5,643,925
        Tax-exempt                                           357,343           310,289                 988,392           935,142
    Other assets                                              21,074            22,255                  63,389            67,820
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                                      6,303,499         6,905,957              19,666,676        20,409,361
--------------------------------------------------------------------------------------------------------------------------------

Interest expense
    Deposits                                               2,663,605         2,868,555               8,449,407         8,267,944
    Federal funds purchased                                        -            15,506                       -            51,705
    U. S. Treasury demand note                                 6,403            13,725                  24,696            42,685
    Federal Home Loan Bank advances                           75,645           165,727                 224,467           282,258
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                     2,745,653         3,063,513               8,698,570         8,644,592
--------------------------------------------------------------------------------------------------------------------------------

Net interest income                                        3,557,846         3,842,444              10,968,106        11,764,769

Provision for loan losses                                    300,000           300,000                 900,000           900,000
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        3,257,846         3,542,444              10,068,106        10,864,769
--------------------------------------------------------------------------------------------------------------------------------

Noninterest income
   Service charges on deposit accounts                       566,471           609,874               1,728,575         1,793,236
   Investment securities gains, net                            5,042                 0                   5,042             6,844
   Other operating income                                    247,574           239,514                 789,599           738,400
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                     819,087           849,388               2,523,216         2,538,480
--------------------------------------------------------------------------------------------------------------------------------

Noninterest expense
   Salaries and employee benefits                          1,557,180         1,549,199               4,670,705         4,634,214
   Occupancy and equipment, net                              514,912           513,110               1,540,209         1,479,251
   Other operating expense                                   591,289           696,952               2,132,438         2,050,342
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                  2,663,381         2,759,261               8,343,352         8,163,807
--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                 1,413,552         1,632,571               4,247,970         5,239,442

Income tax expense                                           388,673           479,209               1,203,019         1,549,010
--------------------------------------------------------------------------------------------------------------------------------

Net income                                                $1,024,879        $1,153,362             $ 3,044,951       $ 3,690,432
================================================================================================================================
Net income per average share - basic                           $0.31             $0.34                   $0.90             $1.06
================================================================================================================================
Average common shares - basic                              3,392,732         3,436,696               3,401,717         3,487,710

                                                                    See accompanying notes to consolidated financial statements.

                       Southeastern Banking Corporation

                Consolidated Statements of Shareholders' Equity

                                                                                                          Accumulated
                                                               Additional                                       Other
                                                     Common       Paid-In      Retained      Treasury   Comprehensive
                                                      Stock       Capital      Earnings         Stock          Income        Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                      $ 4,475,996   $ 1,391,723   $38,159,815             -     $(2,874,598)  $41,152,936

Comprehensive income:
    Net income                                            -             -     3,690,432             -               -     3,690,432
    Other comprehensive income, net
      of tax effect of $591,031:
        Change in unrealized gains
        (losses) on available-for-sale
        securities                                        -             -             -             -       1,147,295     1,147,295
                                                                                                                        -----------
Comprehensive income                                                                                                      4,837,727
                                                                                                                        -----------
Cash dividends declared
    ($0.30 per share)                                                        (1,045,419)                                 (1,045,419)
Purchase of treasury stock                                -             -             -    (2,485,742)              -    (2,485,742)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                     $ 4,475,996   $ 1,391,723   $40,804,828    (2,485,742)    $(1,727,303)  $42,459,502
===================================================================================================================================

Balance, December 31, 2000                      $ 4,475,996   $ 1,391,723   $41,327,784    (2,485,742)    $  (369,586)  $44,340,175

Comprehensive income:
    Net income                                            -             -     3,044,951             -               -     3,044,951
    Other comprehensive income, net
      of tax effect of $1,073,186:
        Change in unrealized gains
        (losses) on available-for-sale
        securities                                        -             -             -             -       2,083,244     2,083,244
                                                                                                                        -----------
Comprehensive income                                                                                                      5,128,195
                                                                                                                        -----------
Cash dividends declared
    ($0.33 per share)                                     -             -    (1,120,664)            -               -    (1,120,664)
Purchase of treasury stock                                -             -             -      (685,808)              -      (685,808)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                     $ 4,475,996   $ 1,391,723   $43,252,071   $(3,171,550)    $ 1,713,658   $47,661,898
===================================================================================================================================

                                                                        See accompanying notes to consolidated financial statements.

                       Southeastern Banking Corporation

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

Nine Months Ended September 30,                                                               2001                 2000
------------------------------------------------------------------------------------------------------------------------
Operating activities
    Net income                                                                        $  3,044,951          $ 3,690,432
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                                          900,000              900,000
        Depreciation                                                                       569,089              549,460
        Amortization and accretion, net                                                      2,875              135,226
        Investment securities gains, net                                                    (5,042)              (6,844)
        Net gains on other real estate                                                     (18,872)             (22,090)
        Changes in assets and liabilities:
          Decrease (increase) in other assets                                              841,108             (150,474)
          Increase in other liabilities                                                    363,430              167,057
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                5,697,539            5,262,767
------------------------------------------------------------------------------------------------------------------------
Investing activities
       Principal collections and maturities of investment securities:
        Held-to-maturity                                                                 2,308,200            2,613,400
        Available-for-sale                                                              86,895,589            5,577,301
       Proceeds from sales of investment securities available-for-sale                           -            2,996,719
       Purchases of investment securities held-to-maturity                              (9,052,658)          (1,856,585)
       Purchases of investment securities available-for-sale                           (84,752,069)          (8,229,345)
       Net decrease (increase) in loans                                                  7,977,923           (8,145,455)
       Proceeds from sales of other real estate                                            214,902              341,436
       Capital expenditures, net                                                          (344,665)            (705,116)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                      3,247,222           (7,407,645)
------------------------------------------------------------------------------------------------------------------------
Financing activities
      Net increase (decrease) in deposits                                                8,306,585           (1,083,629)
      Net decrease in federal funds purchased                                                    -           (3,950,000)
      Net increase (decrease) in U. S. Treasury demand note                              1,178,959             (400,884)
      Proceeds from Federal Home Loan Bank advances                                              -           10,000,000
      Purchase of treasury stock                                                          (685,808)          (2,485,742)
      Dividends paid                                                                    (1,469,390)          (1,310,485)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                7,330,346              769,260
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    16,275,107           (1,375,618)
Cash and cash equivalents at beginning of year                                          19,062,283           16,816,035
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                                             $ 35,337,390          $15,440,417
=========================================================================================================================
Supplemental disclosure
   Cash paid during the period
       Interest                                                                       $  8,716,328          $ 8,769,653
       Income taxes                                                                   $  1,245,000          $ 1,645,000
   Noncash investing and financing activities
       Real estate acquired through foreclosure                                       $  2,305,941          $   186,590
       Loans made in connection with sales of foreclosed real estate                  $  2,102,528          $   498,477

                                                           See accompanying notes to consolidated financial statements.

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements

                                  (Unaudited)


1.   Accounting and Reporting Policy for Interim Periods

     The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 2001 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Reclassifications

     Certain prior year amounts have been restated to conform with the current year financial statement presentation.

3.   Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new Standards, it is expected that the amortization of goodwill will cease as of December 31, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations, and cash flows in 2002 and subsequent years.

4.   Commitments

     On October 15, 2001, the Company signed a definitive agreement to acquire the Bank of Richmond Hill, an affiliate of Valdosta, Georgia-based Park Avenue Bank. Under the agreement, the Company will acquire cash, certain loans, and fixed assets, while assuming deposits and other liabilities. The transaction is subject to the receipt of all necessary regulatory approvals. At September 30, 2001, the Bank of Richmond Hill had approximately $10 million in total assets.

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


This Analysis should be read in conjunction with the 2000 Annual Report on Form 10-K and consolidated financial statements & related notes on pages 1 - 5 of this quarterly filing.


Description of Business

Southeastern Banking Corporation (the Company), with assets of $363 million, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank, the Company's principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fourteen branch locations and atm network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. Southeastern Bank also offers 24-hour delivery channels including internet and telephone banking. The Company's insurance subsidiary, SBC Financial Services, Inc. (SBCF), provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies. SBCF had a nominal impact on the Company's financial condition and results of operations at September 30, 2001 and 2000.

Financial Condition

Consolidated assets totaled $362,628,148 at September 30, 2001, up $13,049,596 or 3.73% from year-end 2000 and up $16,309,215 or 4.71% from September 30, 2000.
Federal funds sold was the predominant factor in the 2001 results, increasing $18,061,000. A $9,277,655 reduction in loan balances and an $8,306,585 increase in deposits, particularly interest-bearing balances, precipitated the majority of the growth in federal funds sold. Although the mix of earning assets shifted at September 30, 2001 versus year-end 2000, earning assets continued to approximate, overall, 92% of total assets. During the year-earlier period, total assets grew 1.70% or $5,774,045. The asset growth in 2000 was funded by increases in non-deposit liabilities, specifically advances from the Federal Home Loan Bank (FHLB). Additional details on the FHLB advances and other funding sources are provided in the Liquidity section of this Analysis.

Investment Securities

On a carrying value basis, investment securities increased $7,902,577 or 5.45% since December 31, 2000. Purchases of securities during the nine-month period approximated $93,805,000, and redemptions, $89,199,000. The high volume of securities transactions was attributable to various issuers' exercise of call options as a result of interest rate reductions during the first nine months of 2001. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. To reduce its exposure to Agency securities with call features, the Company increased its holdings of mortgage-backed securities, corporates, and municipals to 27%, 5%, and 22% of the portfolio at September 30, 2001 from 13%, 0%, and 18% at December 31, 2000. Consistent with 2000 levels, securities continued to aggregate 45% of earning assets at September 30, 2001. The amortized cost and estimated fair value of investment securities are delineated in the table on the next page.

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


============================================================================================================
 Investment Securities by Category                Amortized      Unrealized      Unrealized            Fair
 September 30, 2001                                    Cost           Gains          Losses           Value
============================================================================================================
(In thousands)
Available-for-sale:
     U. S. Government agencies                     $ 68,583          $  1,762     $      4        $  70,341
     Mortgage-backed securities                      40,719               624            -           41,343
     Corporates                                       7,659               214            -            7,873
------------------------------------------------------------------------------------------------------------
                                                    116,961             2,600            4          119,557
Held-to-maturity:
     States and political subdivisions               33,400             1,115           30           34,485
------------------------------------------------------------------------------------------------------------
Total investment securities                        $150,361            $3,715          $34         $154,042
============================================================================================================

As shown, the market value of the securities portfolio exceeded the cost basis at September 30, 2001, an improvement from 2000 levels; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, declined 5.34% or $9,277,655 at September 30, 2001 compared to December 31, 2000. A $12,210,000 drop in commercial loans outstanding was the chief factor in the year-to-date decline. The decline in commercial loans outstanding resulted from multiple factors, including normal pay-offs, the loss of several sizable loans to competitors offering below market fixed rates over abnormally long repayment periods, and less origination due to the current economic slowdown. Except for "other" industrial loans, basically all sectors of the commercial portfolio registered declines year-to-date:
Nonfarm real estate loans fell $9,750,000; agricultural loans, $2,806,000; and governmental loans, $684,000; "other" non-real estate, non-agricultural commercial/industrial loans improved $1,030,000. Consumer loans declined $4,443,000 or 12.56% during the first nine months of 2001 compared to year-end 2001. A softening of consumer demand in the Company's trade areas was the chief element in the 2001 results. Consumer loans remain the Company's highest-yielding interest-earning asset, and the Company is committed to reversing the decline in this portfolio. Balances in the real estate-construction portfolio also declined, dropping 5.74% or $445,000 since December 31, 2000. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent residential mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent residential mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Although balances in the commercial, consumer, and real estate-construction portfolios fell, real estate-mortgage balances increased an appreciative $3,261,000 since the second quarter or $7,591,000 year-to-date.

Despite the current economic slowdown within our markets and overall declines in loan balances during the first nine months of 2001, management remains optimistic that loan volumes will increase, albeit moderately, during the remainder of 2001. Strategies implemented by management to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During the same period in 2000, net loans grew $7,913,197 or 4.77%. Growth in the

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis

real estate-construction and real estate-mortgage portfolios fueled the 2000 results. Loans outstanding are presented by type in the table below:

============================================================================================================
                                                       September 30,       December 31,      September 30,
Loans by Category                                               2001               2000               2000
============================================================================================================
(In thousands)
Commercial, financial, and agricultural/1/                  $ 57,965           $ 70,175           $ 67,323
Real estate - construction                                     7,305              7,750              9,430
Real estate - mortgage/2/                                     68,848             61,257             60,892
Consumer, including credit cards                              30,930             35,373             37,168
------------------------------------------------------------------------------------------------------------
     Loans, gross                                            165,048            174,555            174,813
     Unearned income                                             523                753                905
------------------------------------------------------------------------------------------------------------
          Loans, net                                        $164,525           $173,802           $173,908
============================================================================================================

/1/ Includes obligations of states and political subdivisions.
/2/ Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2001 and December 31, 2000, gross loans secured by real estate aggregated $108,652,000 and $113,570,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $18,116,000 at September 30, 2001; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets approximated $1,900,000, or 0.52% of total assets, at September 30, 2001, down significantly, or 50.55%, from $3,842,000 at year-end 2000. Nonperforming loans fell more than 57%, or $1,967,000, while foreclosed real estate increased a slight $25,000 at September 30, 2001. The fluctuation in nonperforming asset balances year-to-date resulted predominantly from a single commercial real estate loan. Specifically, foreclosed real estate balances at December 31, 2000 included an impaired real estate loan totaling approximately $2,300,000. This loan, secured by a first lien on income-producing commercial real estate, was charged-off by $400,000 in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. During the third quarter, this property was sold to a third party; net proceeds on the sale approximated $2,025,000. To maintain and maximize collateral value, the Company engaged an operating company with expertise in managing commercial properties to handle day-to-day operations as management focused on marketing the property to potential buyers. Operating costs associated with managing the property approximated $125,000 through the closing date. Pending furtherance of various legal proceedings, management is optimistic that various costs associated with the property may ultimately be recovered.

During the first nine months of 2001, a single credit with principal balances aggregating $615,000 was placed on nonaccrual status. This credit, secured by timber and farmlands with accompanying tobacco and peanut allotments, was not substantially past due, and its impairment could not be reasonably

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


measured prior to 2001. Due to a loan-to-appraised value ratio of less than 55%, no loss, other than possibly foregone interest, is expected on these loans. Foreclosure of the real estate collateral was interrupted by bankruptcy proceedings and is expected to remain stalled until at least the fourth quarter. Exclusive of the two credits discussed in the preceding paragraphs, the allowance for loan losses approximated 3.43X the nonperforming loans balance at September 30, 2001 versus 2.76X at December 31, 2000 and 2.65X a year ago.

During the third quarter, loans to two separate borrowers totaling $265,000 and $210,000, respectively, were transferred to nonaccrual status. Due to the underlying collateral coverage, no material losses, if any, are expected on these credits. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. Management is unaware of any other material developments in nonperforming assets at September 30, 2001 that should be presented or otherwise discussed.

Loans past due 90 or more days approximated $1,502,000 at September 30, 2001, up moderately from 2000 levels. A single, well-collateralized loan comprised 12.38% of loans past due 90 plus days at September 30, 2001; management is unaware of any other material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 days or more:

============================================================================================================
                                                       September 30,       December 31,      September 30,
Nonperforming Assets                                            2001               2000               2000
============================================================================================================
(In thousands)
Nonaccrual loans:
 Commercial, financial, and agricultural                      $1,329             $2,894             $  444
 Real estate - construction                                        -                  -                  -
 Real estate - mortgage                                          141                189                409
 Consumer, including credit cards                                  8                 21                 21
------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                       1,478              3,104                874
Restructured loans/1/                                              -                341                350
------------------------------------------------------------------------------------------------------------
  Total nonperforming loans                                    1,478              3,445              1,224
------------------------------------------------------------------------------------------------------------
Foreclosed real estate/2/                                        422                397                366
------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                    $1,900             $3,842             $1,590
============================================================================================================
Accruing loans past due 90 days or more                       $1,502             $1,191             $1,378
============================================================================================================

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

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


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

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb potential losses in the loan portfolio. As a percent of net loans, the allowance declined 2 basis points to 1.80% at September 30, 2001 from 1.82% at year-end 2000. Net charge-offs totaled $1,097,000, up considerably, or $553,000, from 2000's $544,000, which was down $517,000 from 1999. Approximately 27%, or $300,000, of
2001 charge-offs year-to-date were attributable to the large nonperforming loan foreclosed in the first quarter. Long-term strategies implemented by management to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The quarterly and nine month provision from income totaled $300,000 and $900,000 at September 30, 2001, unchanged from the year-earlier period. Activity in the allowance is presented in the table below:

============================================================================================================
Allowance for Loan Losses
Nine Months Ended September 30,                                        2001            2000            1999
============================================================================================================
(Dollars in thousands)

Allowance for loan losses at beginning of year                     $  3,160        $  3,223        $  3,407
Provision for loan losses                                               900             900             900
Charge-offs:
 Commercial, financial, and agricultural                                660             120             470
 Real estate - construction                                               -               -             351
 Real estate - mortgage                                                 130             154              96
 Consumer, including credit cards                                       572             588             671
------------------------------------------------------------------------------------------------------------
 Total charge-offs                                                    1,362             862           1,588
------------------------------------------------------------------------------------------------------------
Recoveries:
 Commercial, financial, and agricultural                                 32              23             210
 Real estate - construction                                               -               -               -
 Real estate - mortgage                                                  12              18              26
 Consumer, including credit cards                                       221             277             291
------------------------------------------------------------------------------------------------------------
 Total recoveries                                                       265             318             527
------------------------------------------------------------------------------------------------------------
Net charge-offs                                                       1,097             544           1,061
------------------------------------------------------------------------------------------------------------
Allowance for loan losses at September 30                          $  2,963        $  3,579        $  3,246
============================================================================================================
Net loans outstanding/1/ at September 30                           $164,525        $173,908        $162,290
============================================================================================================
Average net loans outstanding/1/ at September 30                   $164,772        $172,546        $162,954
============================================================================================================
Ratios:
 Allowance to net loans                                                1.80%           2.06%           2.00%
============================================================================================================
 Net charge-offs to average loans                                      0.89%           0.42%           0.87%
============================================================================================================
 Provision to average loans                                            0.73%           0.70%           0.74%
============================================================================================================

/1/ Net of unearned income

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


Management believes the allowance was adequate at September 30, 2001 based on conditions reasonably known to management; however, the allowance may increase or decrease based on loan growth, changes in internally generated credit ratings, changes in general economic conditions of the Company's trade areas, changes in customer bankruptcy filings, or historical loan loss experience. These factors are analyzed and reviewed on a continual basis to determine if any changes to the provision for loan losses should be made.

Other Commitments

On October 15, 2001, the Company signed a definitive agreement to acquire the Bank of Richmond Hill, an affiliate of Valdosta, Georgia-based Park Avenue Bank. Under the agreement, the Company will acquire cash, certain loans, and fixed assets, while assuming deposits and other liabilities. The transaction is subject to the approval of various regulatory authorities and is expected to be completed by the end of the year. At September 30, 2001, the Bank of Richmond Hill had approximately $10 million in total assets.

Other than the pending purchase of property and equipment in conjunction with its proposed acquisition of the Bank of Richmond Hill, management has also contracted for future branch sites in Glynn County, Georgia. Renovation of the Darien office and construction of separate corporate offices are also planned. The total cost of these projects approximates $4 million, of which $1.5 million is associated with the Richmond Hill acquisition.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2001, loans/1/ and investment securities with carrying values exceeding $64 million and $13 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, comprised 85% of the funding base at September 30, 2001, virtually unchanged from 2000 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $7,180,916 at September 30, 2001 versus $6,001,957 at December 31, 2000. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2001 totaled $3,000,000, of which $2,180,916 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $24,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB's total assets; at September 30, 2001, unused borrowings approximated $53 million. Refer to the subsection entitled FHLB Advances for details on the Company's outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


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

Deposits

Deposits exceeded $304 million at September 30, 2001, up $8,306,585 or 2.81% from December 31, 2000. More than 68%, or $5,721,881, of the deposit growth at September 30 was attributable to interest-bearing balances. Overall, interest-bearing deposits comprised 81.02%, and noninterest-bearing deposits, 18.98%, of total deposits at September 30, 2001. The distribution of interest-bearing balances at September 30, 2001 and certain comparable quarter-end dates is shown in the table below:

=====================================================================================================================
                                        September 30, 2001          December 31, 2000         September 30, 2000
                                   ----------------------------------------------------------------------------------
                                                       Percent                    Percent                    Percent
Deposits                                Balances      of Total     Balances      of Total      Balances      of Total
=====================================================================================================================
(Dollars in thousands)
Interest-bearing demand deposits/1/     $ 50,812        20.63%     $ 50,309        20.91%     $ 45,568        19.33%
Savings                                   85,090        34.54%       73,781        30.66%       74,798        31.73%
Time certificates (less than)
   $100,000                               69,558        28.24%       72,207        30.01%       71,764        30.45%
Time certificates (greater than
   or equal to) $100,000                  40,873        16.59%       44,314        18.42%       43,574        18.49%
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits         $246,333       100.00%     $240,611       100.00%     $235,704       100.00%
======================================================================================================================

/1/ NOW and money market accounts.

The composition of average deposits and the fluctuations therein at September 30 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5 million at September 30, 2001, unchanged from year-end 2000. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate on or after March 17, 2001 at the option of the FHLB. Year-to-date, interest expense on the advance approximated $224,000. Mortgage-backed securities with aggregate carrying values of approximately $10.2 million were pledged to collateralize current and future advances under this line of credit.

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

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


income, while limiting volatility to net interest income from changes in interest rates. The Company uses gap analysis and simulation modeling to measure and manage interest rate sensitivity.

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at September 30, 2001.

====================================================================================================================
                                                               Repricing Within
                                        ------------------------------------------------------------
                                                                                                More
Interest Rate Sensitivity                        0 - 3          4 - 12     One - Five      Than Five
September 30, 2001                              Months          Months          Years          Years          Total
====================================================================================================================
(Dollars in thousands)
Interest Rate Sensitive Assets
 Federal funds sold                           $ 21,271                                                     $ 21,271
 Securities/1/                                   2,998       $  10,473       $ 82,757        $54,133        150,361
 Loans, gross/2/                                62,176          22,150         57,412         21,832        163,570
-------------------------------------------------------------------------------------------------------------------
  Total interest rate sensitive assets          86,445          32,623        140,169         75,965        335,202
-------------------------------------------------------------------------------------------------------------------

Interest Rate Sensitive Liabilities
 Deposits/3/                                   159,421          64,926         21,899             87        246,333
 U.S. Treasury demand note                       2,181               -              -              -          2,181
 Federal Home Loan Bank advances                     -                              -          5,000          5,000
-------------------------------------------------------------------------------------------------------------------
  Total interest rate sensitive
  liabilities                                  161,602          64,926         21,899          5,087        253,514
-------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                 $(75,157)      $ (32,303)      $118,270        $70,878       $ 81,688
====================================================================================================================
Cumulative gap                                $(75,157)      $(107,460)      $ 10,810        $81,688
====================================================================================================================
Ratio of cumulative gap to total
  rate sensitive assets                        (22.42)%        (32.06)%          3.22%         24.37%
====================================================================================================================
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities         53.49%          52.56%        104.35%        132.22%
====================================================================================================================
Cumulative gap at December 31, 2000           $(91,308)      $(117,955)      $ 15,283        $73,662
====================================================================================================================
Cumulative gap at September 30, 2000          $(96,410)      $(126,261)      $ 14,275        $74,819
====================================================================================================================

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

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


As shown in the table above, the Company's gap position remained negative through the short-term repricing intervals at September 30 2001, totaling $(75,157) at three months and $(107,460) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at September 30, 2001 totaled $37,493 at three months and $5,190 at twelve months. The narrowing of the short-term gap position at September 30, 2001 versus 2000 was primarily attributable to increases in federal funds sold. As discussed in earlier sections of this Analysis, the jump in fed funds sold balances accrued from reductions in loans and higher deposits. The gap position is expected to widen moderately, resembling 2000 levels, as fed funds sold are reallocated to other earning assets. Given current and projected economic conditions, this reallocation is expected to remain a particular challenge of 2001. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans/2/ and securities/1/ will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company's latest analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 5% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company's net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include:
a) Certain deposit accounts, in particular, interest-bearing demand deposits, rarely reprice and therefore, have limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated this year, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001 to-date, can materially impact estimated results. As further discussed in the Operations section of this Analysis, net interest income declined $796,663 or 6.77% year-to-date at September 30, 2001 versus 2000. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet. Because the focus of these initiatives is long-term versus short-term, net interest income is expected to lag last year's results the remainder of 2001.

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

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


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

Capital ratios for the most recent periods are presented in the table below:

============================================================================================================
                                                       September 30,        December 31,       September 30,
Capital Ratios                                                  2001                2000                2000
============================================================================================================
(Dollars in thousands)
Tier 1 capital:
 Realized shareholders' equity                              $ 45,948            $ 44,710            $ 44,187
 Intangible assets and other adjustments                        (955)             (1,117)             (1,166)
------------------------------------------------------------------------------------------------------------
  Total Tier 1 capital                                        44,993              43,593              43,021
------------------------------------------------------------------------------------------------------------
Tier 2 capital:
 Portion of allowance for loan losses                          2,352               2,374               2,370
 Allowable long-term debt                                          -                   -                   -
------------------------------------------------------------------------------------------------------------
  Total Tier 2 capital                                         2,352               2,374               2,370
------------------------------------------------------------------------------------------------------------
Total risk-based capital                                    $ 47,345            $ 45,967            $ 45,391
============================================================================================================
Risk-weighted assets                                        $187,555            $189,139            $188,364
============================================================================================================
Risk-based ratios:
 Tier 1 capital                                                23.99%              23.05%              22.84%
============================================================================================================
 Total risk-based capital                                      25.24%              24.30%              24.10%
============================================================================================================
 Tier 1 leverage ratio                                         12.66%              12.56%              12.33%
============================================================================================================
Realized shareholders' equity to assets                        12.76%              12.78%              12.70%
============================================================================================================

On a per share basis, realized book value grew $0.19 since the second quarter, or $0.54 year-to-date, to $13.55 at September 30, 2001. Dividends declared totaled $0.33 year-to-date at September 30, 2001, up 10% or $0.03 from 2000, which was unchanged from 1999. For particulars on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved $2,083,244 at September 30, 2001 compared to year-end 2000. Movement in interest rates remained a dominant factor in the fair

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

On March 14, 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In 2000, the Company purchased 144,101 shares from one group of shareholders at a purchase price of $17.25 per share and in 2001 to-date, an additional 45,973 shares on the open market and through private transactions at an average price of $14.92 per share. Since inception, the treasury stock program has reduced the Company's outstanding common stock from 3,580,797 shares to 3,390,723 shares. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $3,828,450. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 75% or $1,875,000 of the $2,500,000 in cash dividends available to the Company in 2001 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2001 third quarter totaled $1,024,879, up $16,711 from the 2001 second quarter but down $128,483 or 11.14% from the 2000 third quarter. On a per share basis, quarterly earnings totaled $0.31 at September 30, 2001 versus $0.29 at June 30, 2001 and $0.34 at September 30, 2000. Year-to-date, net income fell $645,481 or 17.49% to $3,044,951 at September 30, 2001 from $3,690,432 in
2000. Similarly, per share income for the nine month period declined $0.16 to $0.90 at September 30, 2001 from $1.06 in 2000. As further discussed in the next subsection of this Analysis, the earnings decline at September 30, 2001 resulted primarily from a 6.77% drop in net interest income. The return on beginning equity totaled 9.08% year-to-date at September 30, 2001 versus 11.18% in 2000.


Net Interest Income

Net interest income declined $284,598 or 7.41% during the third quarter of 2001 compared to 2000. For the nine month period, net interest income fell $796,663 or 6.77% from 2000. Likewise, the net interest margin and spread fell to 4.62% and 3.51%, respectively, from 5.02% and 3.89% a year ago. Interest income on all earning assets other than federal funds sold declined from year-to-date results in 2000. Specifically, interest earnings on loans, investment securities, and other earning assets declined $1,138,107, $190,869, and $4,431 from year-to-date results in 2000 while earnings on federal funds sold jumped $590,722. Shifts in earning assets and overall declines in asset yields precipitated the year-to-date results. As discussed in other sections of this Analysis, the increase in average federal funds sold balances resulted from reductions in loans, early redemptions of investment securities, and higher deposit balances. Federal funds sold balances have declined from mid-year levels and are expected to further decline during the remainder of 2001 as funds are reallocated to other earning assets. Interest expense on deposits and borrowed funds declined an appreciable $317,860 or 10.38% during the 2001 third quarter compared to 2000 after increasing $371,838 during the first half of 2001. Cost of funds totaled 4.61% year-to-date at September 30, 2001, virtually unchanged from 4.65% at September 30, 2000. Given the aggressive rate cuts made by the Federal Reserve in 2001 to-date, management expects net interest income to continue lagging 2000 results as significant amounts of investment securities with early redemption features and loans tied to prime and similar indexes reprice at lower rates. Expected declines in average loans outstanding during 2001, as discussed in the Loan section of this Analysis, will exert further pressure on net interest results. Interest expense on deposits will also decline, but due to the lag inherent in repricing maturity deposits, declines in asset yields will initially and substantially exceed any drops in costs of funds.

The intense competition for loans and deposits continues in 2001 and shows no sign of abating. The high number of new and existing financial institutions in the Company's market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and

                       Southeastern Banking Corporation

                     Management's Discussion and Analysis


average yields earned and rates paid on interest-earning assets and liabilities at September 30 for each of the last three years are provided in the table on the next page.

Noninterest Income and Expense

Noninterest income declined $30,301 or 3.57% during the third quarter of 2001 compared to 2000. Year-to-date, noninterest income dropped $15,264, or 0.60% in 2001 compared to 2000. Declines in service charges on deposit accounts was the principal factor in the quarter and nine month results. The other operating portion of noninterest income climbed 6.93% or $51,199 to exceed $789,000 year-to-date. By type and amount, the chief components of other operating income in 2001 were mortgage origination fees, $222,944; commissions on the sale of credit life insurance (generated by SEB), $147,940; surcharge fees - atm, $92,499; safe deposit box rentals, $64,155; and income on sale of check products, $45,728. Combined, these five income items comprised 72.60% of other operating income year-to-date. Salaries and employee benefits increased less than 1% during the quarter and nine months ended September 30, 2001 compared to 2000. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2001. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms at September 30, 2001 and 2000. When compared to the same period in the prior year, net occupancy and equipment expense increased 4.12% or $60,958 year-to-date at September 30, 2001 and 10.94% at September 30, 2000. The increase both periods resulted largely from higher computer costs, including depreciation expense associated with check imaging, internet banking, and voice banking systems. Other operating expenses climbed $82,096 or 4.00% at September 30, 2001 compared to 2000. Operating costs associated with a major parcel of foreclosed commercial real estate, as discussed in earlier sections of this Analysis, accounted for virtually all of the fluctuation year-to-date. Besides marketing and supplies expense, no individual component of other operating expenses aggregated or exceeded 10% of the total at September 30, 2001 or 2000.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis

SELECTED AVERAGE BALANCES, INCOME/EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

========================================= ======== ======== ========== ========= ========= ========== ========= ========
                                          2001                          2000                           1999/7/
                               ---------- -------- -------- ---------- --------- --------- ---------- --------- --------
Average Balances/6/             Average   Income/  Yields/    Average   Income/   Yields/    Average    Income/  Yields/
Nine Months Ended September 30, Balances  Expense    Rates   Balances   Expense     Rates   Balances   Expense    Rates
----------------------------------------- -------- -------- ---------- --------- --------- ---------- --------- --------
(Dollars in thousands)
Assets
Interest-earning assets:
   Loans, net/1/,/2/,/4/        $164,772  $12,504   10.12%   $172,546   $13,697    10.58%   $162,954   $12,829   10.50%
   Federal funds sold             22,509      746    4.42%      3,505       156     5.93%      8,093       286    4.71%
   Taxable investment
     securities/3/               116,770    5,400    6.17%    125,671     5,643     5.99%    120,694     5,349    5.91%
   Tax-exempt investment
     securities/3/,/4/            26,579    1,496    7.50%     24,837     1,415     7.60%     24,560     1,427    7.75%
   Other assets                    1,347       64    6.34%      1,088        68     8.33%      1,030        64    8.28%
----------------------------------------- -------- -------- ---------- --------- --------- ---------- --------- --------
        Total interest-earning
           assets               $331,977  $20,210    8.12%   $327,647   $20,979     8.54%   $317,331   $19,955    8.38%
========================================= ======== ======== ========== ========= ========= ========== ========= ========

Liabilities
Interest-bearing liabilities:
   Interest-bearing demand
     deposits/5/                 $52,087  $ 1,135    2.91%    $46,479    $  986     2.83%    $43,804    $  925    2.82%
   Savings                        76,980    2,180    3.78%     76,280     2,407     4.21%     74,697     2,248    4.01%
   Time deposits                 116,944    5,135    5.85%    117,289     4,875     5.54%    120,205     4,998    5.54%
   Federal funds purchased             -        -       -%        977        52     6.96%        622        25    5.36%
   U. S. Treasury demand note        773       25    4.31%        940        43     6.10%        760        26    4.60%
   Federal Home Loan Bank
     advances                      5,000      224    6.00%      5,824       282     6.46%          -         -        -
----------------------------------------- -------- -------- ---------- --------- --------- ---------- --------- --------
       Total interest-bearing
         liabilities            $251,784  $ 8,699    4.61%   $247,789   $ 8,645     4.65%   $240,088   $ 8,222    4.57%
========================================= ======== ======== ========== ========= ========= ========== ========= ========
Excess of interest-earning
  assets over interest-bearing
  liabilities                    $80,193                      $79,858                        $77,243
========================================= ======== ======== ========== ========= ========= ========== ========= ========
Interest rate spread                                 3.51%                          3.89%                         3.81%
========================================= ======== ======== ========== ========= ========= ========== ========= ========
Net interest income                       $11,511                       $12,334                        $11,733
========================================= ======== ======== ========== ========= ========= ========== ========= ========
Net interest margin                                  4.62%                          5.02%                         4.93%
========================================= ======== ======== ========== ========= ========= ========== ========= ========

/1/ Average loans are shown net of unearned income. Nonperforming loans are included.
/2/      Includes loan fees.
/3/ Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
/4/ Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
/5/      NOW and money market accounts.
/6/      Averages presented generally represent average daily balances.
/7/ Although not required by generally accepted accounting principles, the 1999 data allows the comparison of average balances and related earnings results for more than one period.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations" and SFAS No.142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new Standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new Standards, it is expected that the amortization of goodwill will cease as of December 31, 2001. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations, and cash flows in 2002 and subsequent years.

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



                              SOUTHEASTERN BANKING CORPORATION
                              (Registrant)



                              By:   /s/  S. MICHAEL LITTLE
                                 ----------------------------------------------
                                   S. Michael Little, Executive Vice President


                              By:   /s/  ALYSON GRAY
                                 ----------------------------------------------
                                   Alyson Gray, Vice President

Date: November 14, 2001
      -----------------