Form 10-K
period 2001-12-31
SOUTHEASTERN BANKING CORP
filed 2002-04-15
CIK 353386

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

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

                                                             -------------------

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

                             YES [X]         NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 25, 2002, 3,385,470 shares of the Registrant's common stock, par value $1.25 per share, were outstanding. The aggregate market value of the common equity held by nonaffiliates of the Registrant on such date was approximately $32,140,717 (based on a per share price of $14.66 which is based on over-the-counter trades executed by principal market-makers).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference in Part IV, Item 14.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 2002, are incorporated by reference in
Part III.

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

On January 16, 1998, SEBF sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. At the close of business on June 25, 1998, SEBF merged with and into SEB. The merger of the two bank subsidiaries reduced the duplicative overhead costs associated with two separate entities.

The Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank on January 31, 2002. Certain loans, property and equipment, and other assets with fair values of approximately $12,201,000 were acquired, while deposits and other liabilities totaling approximately $4,270,000 were assumed. Cash ballances applied towards the purchase approximated $8,000,000. Richmond Hill is located approximately ten miles outside the greater Savannah area.

SBC Financial Services, Inc. (SBCF) was formed in 1998 to sell insurance and other financial products to the public. Currently, SBCF is licensed to sell insurance and investment products in Georgia and Florida. The insurance subsidiary had minimal impact on the Company's financial condition and results of operations in 2001 and 2000.

2. Business. SEB, the Company's commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and atm network in northeast Florida and southeast Georgia. SEB's primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. At December 31, 2001, SEB operated fourteen full-service banking offices with total assets exceeding $354 million. A list of SEB offices is provided in Part I, Item 2. SBCF, the Company's insurance subsidiary, provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies.

The Federal Reserve Bank of Atlanta is the principal correspondent of the Company's bank subsidiary. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama. SBCF sells insurance and investment products primarily in association with two subagents, AXA Advisors, LLC and Palmer & Cay. In exchange for providing marketing and other support, the subagents receive a varying percentage of the commissions earned on sales.

At December 31, 2001, the Company and its subsidiaries had 152 and 15 full and part-time employees. Three of these employees are licensed to sell insurance to customers in Georgia or Florida.

3. Competition. The Company has direct competition with other commercial banks, savings and loan associations, and credit unions in each market area. Since mid-1998, intrastate branching restrictions in all of the Company's market areas have been lifted. The removal of intrastate branching restrictions has given the Company opportunities for growth but also intensified competition as other banks branch into the Company's markets.

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

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches across state lines by merging with a bank in another state, subject to certain restrictions.

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

On November 12, 1999, financial modernization legislation known as the Gramm-Leach-Bliley Act (the Act) was signed into law. The Act created a new type of financial services company called a financial holding company. A bank holding company which elects to become a financial holding company may engage in expanded financial activities, including insurance and securities underwriting, and may also acquire securities and insurance companies, subject in each case to certain conditions. Securities firms and insurance companies may also choose to establish or become financial holding companies and thereby acquire banks, also subject to certain conditions. The abolishment of certain restrictions between banks, securities firms, and insurance companies provides both challenges and opportunities to the Company. The Company has no present intention to change its status from a bank holding company to a financial holding company under the Act, major provisions of which became effective in 2000.

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

Item 2. Properties.

Company Property. The Company's executive offices are located in SEB's main banking office at 1010 Northway Street, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has thirteen branch offices in northeast Florida and southeast Georgia as shown in the table below:

================================================================================
Branch Locations
================================================================================
Florida            1948 S. Kings Road                1376 E. State Road 200
                   Nassau County                     Nassau County
                   Callahan, Florida 32011           Yulee, Florida 32097

                   7964 W. County Road 108
                   Nassau County
                   Hilliard, Florida 32046
================================================================================
Georgia            620 S. Peterson Street            Highway 40 East
                   Coffee County                     Camden County
                   Douglas, Georgia 31533            Kingsland, Georgia 31548

                   Highway 17                        110 Bacon Street
                   McIntosh County                   Brantley County
                   Eulonia, Georgia 31331            Nahunta, Georgia 31553

                   101 Love Street                   910 Van Streat Highway
                   Charlton County                   Coffee County
                   Folkston, Georgia 31537           Nicholls, Georgia 31554

                   14 Hinson Street                  2512 Osborne Road
                   Jeff Davis County                 Camden County
                   Hazlehurst, Georgia 31539         St. Marys, Georgia 31558

                   107 E. Main Street                Bedell Avenue & Highway 17
                   Brantley County                   Camden County
                   Hoboken, Georgia 31542            Woodbine, Georgia 31569
================================================================================

At December 31, 2001, the Company owned all of its banking facilities. See Note 5 to the Consolidated Financial Statements for further property information.

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

The table below sets forth the high and low sales prices and the cash dividends declared on the Company's common stock during the periods indicated:

================================================================================
                                      Sales Price
Market Sales Price &             --------------------------------      Dividends
Dividends Declared      Quarter          High              Low          Declared
================================================================================
2001                      4th           15 1/2           13 1/16          0.67
                          3rd           15 3/4           14 19/64         0.11
                          2nd           16 1/2           13               0.11
                          1st           15 3/4           14 1/4           0.11
2000                      4th           15 9/16          14               0.21
                          3rd           16 1/4           14 1/2           0.10
                          2nd           16 3/8           13 1/4           0.10
                          1st           17 3/4           12               0.10
1999                      4th           17 3/4           16 1/2           0.17
                          3rd           20               18 1/8           0.10
                          2nd           19 3/4           18 5/8           0.10
                          1st           20               18 1/4           0.10
================================================================================

The Company had approximately 500 shareholders of record at December 31, 2001.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends. See the Capital Adequacy section of Part II, Item 7 for particulars on an extraordinary cash dividend declared by the Company in the 2002 fourth quarter.

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company's bank subsidiary may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the bank subsidiary for payment in 2002 without such prior approval is approximately $2,092,000.

Item 6. Selected Consolidated Financial Data.

Selected financial data for the last five years is provided in the table below:

====================================================================================================================

Financial Data                                    2001           2000           1999           1998           1997
====================================================================================================================
(Dollars in thousands except per share data)
At December 31:
Total assets                                    $355,215       $349,579       $340,545       $337,933       $347,898
Loans, net of unearned income                    163,348        173,802        165,994        164,761        186,823
Allowance for loan losses                          3,135          3,160          3,223          3,407          3,705
Deposits                                         298,707        295,736        290,284        292,697        302,369
Long-term debt                                     5,000          5,000             --             --             --
Treasury stock                                     3,248          2,486             --             --             --
Realized stockholders' equity                     44,656         44,710         44,028         40,861         37,854
====================================================================================================================
For the Year:
Net interest income                             $ 14,616       $ 15,539       $ 15,084       $ 15,217       $ 16,391
Provision for loan losses                          1,200          1,200          1,200          1,230          1,715
Net income                                         4,097          4,935          4,849          4,393          4,722
Common dividends paid                              1,842          1,654          1,743          1,182          1,122
====================================================================================================================
Per Common Share:
Basic earnings                                  $   1.21       $   1.42       $   1.35       $   1.23       $   1.32
Dividends declared                                  1.00           0.51           0.47           0.38 2/3       0.32
Book value                                         13.19          13.01          12.30          11.41          10.57
====================================================================================================================
Financial Ratios:
Return on average assets                            1.15%          1.41%          1.43%          1.35%          1.40%
Return on beginning equity                          9.16          11.21          11.87          11.60          13.78
Tier 1 capital ratio                               23.45          23.05          23.56          22.37          17.91
Total capital ratio                                24.71          24.30          24.82          23.62          19.16
Tier 1 leverage ratio                              12.32          12.56          12.57          11.78          10.31
====================================================================================================================

The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchases made in 2001 and 2000.

Business Combinations and Divestitures

The financial data in the table above reflects the following divestiture:

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Description of Business

Southeastern Banking Corporation (the Company), with assets of $355 million, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company's principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fourteen branch locations and atm network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels including internet and telephone banking. The Company's insurance subsidiary, SBC Financial Services, Inc. (SBCF), provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies. SBCF had a nominal impact on the Company's financial condition and results of operations in 2001 and 2000.

Financial Condition

Consolidated assets totaled $355,214,815 at December 31, 2001, up $5,636,263 or 1.61% from year-end 2000. Investment securities were the predominant factor in the 2001 results, increasing $12,564,787. A $10,454,094 reduction in loan balances and a $2,970,516 increase in deposits, particularly noninterest-bearing balances, precipitated the majority of the growth in investment securities. Although the mix of earning assets shifted at year-end 2001 versus December 31, 2000, earning assets continued to approximate, overall, 92% of total assets. During the year-earlier period, total assets grew 2.65% or $9,033,664. More than 86%, or $7.8 million, of the 2000 growth was attributable to improvements in net loan balances. Increased deposits and other borrowings, including a $5 million advance from the Federal Home Loan Bank (FHLB) funded the 2000 growth. Additional details on FHLB advances and other funding sources are provided in the Liquidity section of this Analysis.

Investment Securities

On a carrying value basis, investment securities increased $12.6 million or 8.66% since December 31, 2000. Purchases of securities during 2001 approximated $113,886,000, and redemptions, $103,390,000. The high volume of securities transactions was attributable to various issuers' exercise of call options as a result of interest rate reductions during 2001. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. To reduce its exposure to Agency securities with call features, the Company increased its holdings of mortgage-backed securities, corporates, and municipals to 26%, 6%, and 22% of the portfolio at year-end 2001 from 13%, 0%, and 18% at December 31, 2000. Overall, securities aggregated 48% of earning assets at December 31, 2001 versus 45% and 47% at December 31, 2000 and 1999. The amortized cost and estimated fair value of investment securities are delineated in the table on the next page.

==============================================================================================
Investment Securities by Category          Amortized    Unrealized    Unrealized         Fair
December 31, 2001                               Cost         Gains        Losses        Value
==============================================================================================
(In thousands)
Available-for-sale:
     U. S. Government agencies               $70,317      $  1,346        $  193      $71,470
     Mortgage-backed securities               41,021           272            79       41,214
     Corporates                                9,765           123            43        9,845
----------------------------------------------------------------------------------------------
                                             121,103         1,741           315      122,529
Held-to-maturity:
     States and political subdivisions        35,091           614           254       35,451
----------------------------------------------------------------------------------------------
Total investment securities                 $156,194      $  2,355         $ 569     $157,980
==============================================================================================

As shown, the market value of the securities portfolio exceeded the cost basis at December 31, 2001, an improvement from 2000 levels; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, declined 6.01% or $10,454,094 at year-end 2001 compared to December 31, 2000. As a percent of deposits, net loans aggregated 54.69% at year-end 2001 versus 58.77% and 57.18% at December 31, 2000 and 1999.
A $14,110,318 drop in commercial loans outstanding was the chief factor in the 2001 decline. The decline in commercial loans outstanding resulted from multiple factors, including normal pay-offs, the loss of several sizable loans to competitors offering below market fixed rates over abnormally long repayment periods, and less origination due to the current economic slowdown. Basically all sectors of the commercial portfolio registered declines during 2001: Nonfarm real estate loans fell $9,459,634; agricultural loans, $3,051,345; other commercial/industrial loans, $350,625; and governmental loans, $1,248,714. Consumer loans declined $4,951,210 or 14.00% at December 31, 2001 compared to 2000. A softening of consumer demand in the Company's trade areas was the principal element in the 2001 results. Consumer loans remain the Company's highest-yielding interest-earning asset, and the Company is committed to reversing the decline in this portfolio. Balances in the real estate-construction portfolio also declined, dropping 10.21% or $791,443 since December 31, 2000. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent residential mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent residential mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Although balances in the commercial, consumer, and real estate-construction portfolios fell, real estate-mortgage balances increased $9,103,024 during 2001.

Despite the current economic slowdown within our markets and overall declines in loan balances during 2001, management is optimistic that loan volumes will improve, albeit moderately, during 2002. Loans acquired from the Bank of Richmond Hill, as discussed in later sections of this Analysis, will add $10 million to the loan portfolio during the 2002 first quarter. Strategies implemented by management to increase loan production at other SEB locations include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During 2000, net loans grew $7,808,308 or 4.70%.

Growth in the commercial, real estate-construction, and real estate-mortgage portfolios fueled the 2000 results. Loans outstanding are presented by type in the table below:

================================================================================
Loans by Category
December 31,                                      2001         2000         1999
================================================================================
(In thousands)

Commercial, financial, and agricultural/1/    $ 56,065     $ 70,175     $ 67,515
Real estate - construction                       6,959        7,750        3,161
Real estate - mortgage/2/                       70,361       61,257       59,656
Consumer, including credit cards                30,420       35,373       37,312
--------------------------------------------------------------------------------
            Loans, gross                       163,805      174,555      167,644
            Unearned income                        457          753        1,650
--------------------------------------------------------------------------------
                 Loans, net                   $163,348     $173,802     $165,994
================================================================================

/1/   Includes obligations of states and political subdivisions.
/2/   Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2001 and 2000, gross loans secured by real estate approximated $109,842,000 and $113,570,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $17,874,000 at December 31, 2001; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets approximated $2,198,000, or 0.62% of total assets, at year-end 2001, down significantly, or 42.79%, from $3,842,000 at year-end 2000. Nonperforming loans fell more than 45%, or $1,564,000, while foreclosed real estate dropped a moderate $80,000 at December 31, 2001. The fluctuation in nonperforming asset balances during 2001 resulted predominantly from a single commercial real estate loan. Specifically, nonaccrual balances at December 31, 2000 included an impaired real estate loan totaling approximately $2,300,000. This loan, secured by a first lien on income-producing commercial real estate, was charged-off by $400,000 in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. During the third quarter, this property was sold to a third party; net proceeds on the sale approximated $2,025,000. To maintain and maximize collateral value, the Company engaged an operating company with expertise in managing commercial properties to handle day-to-day operations as management focused on marketing the property to potential buyers. Operating costs associated with managing the property approximated $125,000 through the closing date. Pending furtherance of various legal proceedings, management is optimistic that various costs associated with the property may ultimately be recovered.

During 2001, a single credit with principal balances aggregating $615,000 was placed on nonaccrual status. This credit, secured by timber and farmlands with accompanying tobacco and peanut allotments, was not substantially past due, and its impairment could not be reasonably measured prior to 2001. Due to a loan-to-appraised value ratio of less than 55%, no loss, other than possibly foregone interest, is expected on these loans. Foreclosure of the real estate collateral was interrupted by bankruptcy proceedings and is expected to remain stalled until at least mid-2002. Additionally, during the latter half of 2001, loans to four other borrowers averaging $212,000 each were transferred to nonaccrual status. Due to the underlying collateral coverage, no material losses, if any, are expected on these credits. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. Exclusive of the credits specifically discussed in the preceding paragraphs, the allowance for loan losses approximated 7.50X the nonperforming loans balance at year-end 2001 versus 2.76X a year ago. Management is unaware of any other material developments in nonperforming assets or large, significant potential problem loans at December 31, 2001 that should be presented or otherwise discussed.

Loans past due 90 plus days totaled $1,528,000, or less than 1% of net loans, at year-end 2001. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 days or more:

================================================================================
Nonperforming Assets
December 31,                                            2001      2000      1999
================================================================================
(In thousands)

Nonaccrual loans:
            Commercial, financial, and agricultural   $1,275    $2,894    $  492
            Real estate - construction                    --        --        --
            Real estate - mortgage                       588       189       175
            Consumer, including credit cards              18        21        18
--------------------------------------------------------------------------------
                 Total nonaccrual loans                1,881     3,104       685
Restructured loans/1/                                     --       341       357
--------------------------------------------------------------------------------
                 Total nonperforming loans             1,881     3,445     1,042
Foreclosed real estate/2/                                317       397       858
--------------------------------------------------------------------------------
Total nonperforming assets                            $2,198    $3,842    $1,900
--------------------------------------------------------------------------------
Accruing loans past due 90 days or more               $1,528    $1,191    $1,467
================================================================================

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. At year-end 2001, the Company's allowance totaled $3,134,594, or 1.92% of period-end loans. Net charge-offs totaled $1,225,000, down slightly, or $38,000, from 2000, which was down $121,000 from 1999. Approximately 24%, or $300,000, of 2001 charge-offs and 32% of 2000 charge-offs were attributable to the large nonperforming loan foreclosed in the first quarter. Long-term strategies implemented by management to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. Activity in the allowance is presented in the table below:

============================================================================================
Allowance for Loan Losses
Years Ended December 31,                                    2001          2000          1999
============================================================================================
(Dollars in thousands)
Allowance for loan losses at beginning of year          $  3,160      $  3,223      $  3,407
Provision for loan losses                                  1,200         1,200         1,200
Charge-offs:
            Commercial, financial, and agricultural          698           557           496
            Real estate - construction                        --            --           351
            Real estate - mortgage                           132           298           213
            Consumer, including credit cards                 720           817           950
--------------------------------------------------------------------------------------------
                        Total charge-offs                  1,550         1,672         2,010
--------------------------------------------------------------------------------------------
Recoveries:
            Commercial, financial, and agricultural           38            46           258
            Real estate - construction                        --            --            --
            Real estate - mortgage                            13            20            27
            Consumer, including credit cards                 274           343           341
--------------------------------------------------------------------------------------------
                        Total recoveries                     325           409           626
--------------------------------------------------------------------------------------------
Net charge-offs                                            1,225         1,263         1,384
--------------------------------------------------------------------------------------------
Allowance for loan losses at December 31                $  3,135      $  3,160      $  3,223
============================================================================================
Net loans outstanding/1/ at December 31                 $163,348      $173,802      $165,994
============================================================================================
Average net loans outstanding/1/ at December 31         $164,402      $172,768      $163,124
============================================================================================
Ratios:
            Allowance to net loans                         1.92%         1.82%         1.94%
============================================================================================
            Net charge-offs to average loans               0.75%         0.73%         0.85%
============================================================================================
            Provision to average loans                     0.73%         0.69%         0.74%
============================================================================================

/1/   Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB's Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company's markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss migration analysis and current loan charge-off trends. The loss migration analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss migration and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and may revise the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at December 31, 2001. The acquisition of the Bank of Richmond Hill, as discussed in the next section of this Analysis, did not materially affect the allowance for loan losses.

Other Commitments

On October 15, 2001, the Company signed a definitive agreement to acquire the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. This transaction closed on January 31, 2002. Under the agreement, the Company acquired certain loans, property and equipment, and other assets with fair values of approximately $12.2 million, while assuming deposits and other liabilities totaling approximately $4.27 million. Cash balances applied towards the purchase approximated $8 million. A deposit premium of $100,000 was recorded in conjunction with the transaction.

Other than the purchase of property and equipment in conjunction with its acquisition of the Bank of Richmond Hill, management has also contracted for future branch sites in Glynn County, Georgia. Renovation of the Darien office is also planned. The total cost of these projects approximates $2.5 million, of which $1.5 million is associated with the Richmond Hill acquisition.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2001, loans/1/ and investment securities with carrying values exceeding $64 million and $10 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, comprised 88% of the funding base at year-end 2001, up 3 basis points from 2000 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,493,153 at year-end 2001 versus $6,001,957 at December 31, 2000. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at December 31, 2001 totaled $3,000,000, of which $493,153 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $24,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB's total assets; at year-end 2001, unused borrowings approximated $52 million. Refer to the subsection entitled FHLB Advances for details on the Company's outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2002. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy.

/1/ No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits exceeded $298 million at year-end 2001, up $2,970,516 or 1.00% from December 31, 2000. The majority, or $2,700,605, of the deposit growth at year-end 2001 was attributable to noninterest-bearing balances. Overall, noninterest-bearing deposits comprised 19.36%, and interest-bearing deposits, 80.64%, of total deposits at December 31, 2001. The distribution of interest-bearing balances at December 31, 2001, 2000, and 1999 is shown in the table below:

==============================================================================================================
                                                        2001                    2000                      1999
                                        --------------------     --------------------     --------------------
Deposits                                             Percent                  Percent                  Percent
December 31,                            Balances    of Total     Balances    of Total     Balances    of Total
==============================================================================================================
(Dollars in thousands)
Interest-bearing demand deposits/1/     $ 54,050      22.44%     $ 50,309      20.91%     $ 45,569      19.18%
Savings                                   84,140      34.93%       73,781      30.66%       72,348      30.45%
Time certificates * $100,000              66,145      27.46%       72,207      30.01%       75,251      31.67%
Time certificates *** $100,000            36,546      15.17%       44,314      18.42%       44,445      18.70%
--------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits         $240,881     100.00%     $240,611     100.00%     $237,613     100.00%
==============================================================================================================

/1/   NOW and money market accounts
*     Indicates "less than" symbol
***   Indicates "greater than or equal to" symbol

The composition of average deposits and the fluctuations therein at December 31 for each of the last three years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5 million at year-end 2001, unchanged from 2000. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $300,000. Mortgage-backed securities with aggregate carrying values of approximately $9.4 million were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company's interest rate sensitivity position at December 31, 2001.

=================================================================================================================
                                                                  Repricing Within
                                              -----------------------------------------------------
                                                                                               More
Interest Rate Sensitivity                         0 - 3         4 - 12     One - Five     Than Five
December 31, 2001                                Months         Months          Years         Years         Total
=================================================================================================================
(Dollars in thousands)
Interest Rate Sensitive Assets
   Federal funds sold                         $   7,580                                                 $   7,580
   Securities/1/                                  4,591      $   6,666      $  92,525     $  52,412       156,194
   Loans, gross/2/                               65,386         22,001         54,470        20,067       161,924
-----------------------------------------------------------------------------------------------------------------
      Total interest rate sensitive assets       77,557         28,667        146,995        72,479       325,698
-----------------------------------------------------------------------------------------------------------------

Interest Rate Sensitive Liabilities
   Deposits/3/                                  168,276         51,398         21,120            87       240,881
   U.S. Treasury demand note                        493             --             --            --           493
   Federal Home Loan Bank advances                   --                            --         5,000         5,000
-----------------------------------------------------------------------------------------------------------------
      Total interest rate sensitive
            liabilities                         168,769         51,398         21,120         5,087       246,374
-----------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                 $ (91,212)     $ (22,731)     $ 125,875     $  67,392     $  79,324
=================================================================================================================
Cumulative gap                                $ (91,212)     $(113,943)     $  11,932     $  79,324
=================================================================================================================
Ratio of cumulative gap to total
            rate sensitive assets               (28.01)%       (34.98)%         3.66%        24.35%
=================================================================================================================
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities         45.95%         48.24%        104.95%       132.20%
=================================================================================================================
Cumulative gap at December 31, 2000           $ (91,308)     $(117,955)     $  15,283     $  73,662
=================================================================================================================
Cumulative gap at December 31, 1999           $ (99,992)     $(142,141)     $   3,459     $  75,466
=================================================================================================================

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

As shown in the table above, the Company's gap position remained negative through the short-term repricing intervals at year-end 2001, totaling $(91,212) at three months and $(113,943) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at December 31, 2001 totaled $24,125 at three months and $1,394 at twelve months. As expected, the gap position widened moderately from earlier positions in 2001, closely resembling 2000 levels at year-end. The high volume of federal funds sold that accrued from reductions in loans and higher deposits throughout 2001 has been largely reallocated to other earning assets. Federal funds sold balances are expected to decline further, on average, in 2002 due to the purchase of the Bank of Richmond Hill and anticipated loan growth. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans/2/ and securities/1/ will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company's latest analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 5% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company's net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include:
a) Certain deposit accounts, in particular, interest-bearing demand deposits, rarely reprice and therefore, have limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated this year, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001, can materially impact estimated results. As further discussed in the Operations section of this Analysis, net interest income declined $923,346 or 5.94% in 2001 versus 2000. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet.

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

Capital ratios for the most recent periods are presented in the table below:

======================================================================================
Capital Ratios
December 31,                                       2001           2000           1999
======================================================================================
(Dollars in thousands)
Tier 1 capital:
   Realized shareholders' equity              $  44,656      $  44,710      $  44,028
   Intangible assets and other adjustments         (905)        (1,117)        (1,309)
--------------------------------------------------------------------------------------
     Total Tier 1 capital                        43,751         43,593         42,719
--------------------------------------------------------------------------------------
Tier 2 capital:
   Portion of allowance for loan losses           2,342          2,374          2,278
   Allowable long-term debt                          --             --             --
--------------------------------------------------------------------------------------
     Total Tier 2 capital                         2,342          2,374          2,278
--------------------------------------------------------------------------------------
Total risk-based capital                      $  46,093      $  45,967      $  44,997
======================================================================================
Risk-weighted assets                          $ 186,565      $ 189,139      $ 181,326
======================================================================================
Risk-based ratios:
   Tier 1 capital                                 23.45%         23.05%         23.56%
======================================================================================
   Total risk-based capital                       24.71%         24.30%         24.82%
======================================================================================
   Tier 1 leverage ratio                          12.32%         12.56%         12.57%
======================================================================================
Realized shareholders' equity to assets           12.60%         12.78%         12.82%
======================================================================================

On a per share basis, realized book value grew $0.19 during 2001 to $13.19 at year-end. Dividends declared totaled $1.00, up 96% or $0.49 from 2000, which was up 8.51% from 1999. The most significant factor affecting comparative results was a $0.56 extraordinary dividend declared in the 2001 fourth quarter. Although the Company's continuing strong capital position enabled the payment of this dividend, management does not anticipate payment of extraordinary dividends on a regular basis. For more particulars on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved $1,310,930 at year-end 2001 compared to year-end 2000. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

On March 14, 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In 2000, the Company purchased 144,101 shares from one group of shareholders at a purchase price of $17.25 per share and in 2001, an additional 51,226 shares on the open market and through private transactions at an average price of $14.87 per share. Since inception, the treasury stock program has reduced the Company's outstanding common stock from 3,580,797 shares to 3,385,470 shares. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $3,752,282. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. In 2001, SEB paid $4,500,000 in cash dividends to the Company. A $2,000,000 special dividend approved by the regulators enabled the Company, in turn, to pay the extraordinary dividend described in the preceding section. The additional $2,500,000 payout represented regular cash dividends available to the Company in 2001 without prior regulatory approval. Cash dividends available from SEB for payment in 2002 without similar approval approximate $2,092,000. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income totaled $4,097,126 in 2001, down $837,968 or 16.98% from 2000. On a per share basis, income for the year declined $0.21 to $1.21 in 2001 from $1.42 in 2000. Similarly, the return on beginning equity dropped 205 basis points to 9.16% in 2001 from 11.21% in 2000. The return on average assets for the same periods totaled 1.15% and 1.41%. A 5.94%, or $923,346, drop in net interest income was the overriding factor in the 2001 results. Earnings increased $85,929 or 1.77% in 2000 compared to 1999. A 3.02%, or $455,177, improvement in net interest earnings, offset by a $379,319 increase in employee costs, was the most significant factor affecting 2000-1999 comparative results. Variations in net interest results are further discussed in the next subsection of this Analysis.

Net Interest Income

Net interest income fell $923,346 or 5.94% in 2001 compared to 2000. Likewise, the net interest margin and spread fell to 4.63% and 3.55%, respectively, from 4.98% and 3.82% a year ago. Interest income on all earning assets other than federal funds sold declined from 2000 results. Specifically, interest earnings on loans, investment securities, and other earning assets declined $1,951,716, $250,943, and $9,948 from results in 2000 while earnings on federal funds sold jumped $603,282. Shifts in earning assets and overall declines in asset yields precipitated the 2001 results. As discussed in other sections of this Analysis, the increase in average federal funds sold balances resulted from reductions in loans, early redemptions of investment securities, and higher deposit balances. Federal funds sold balances have declined from earlier levels in 2001 and are expected to further decline, on average, during 2002 as funds are reallocated to other earning assets. Interest expense on deposits and borrowed funds declined an appreciable $685,979 or 5.85% during 2001 versus 2000. On average, cost of funds totaled 4.40%, down 34 basis points from 2000. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2002. Reallocation of federal funds sold balances to other earning assets, anticipated loan growth in Richmond Hill and other locations, as well as reduced pricing on deposits are expected to alleviate declines in securities yields. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of any rate hikes promulgated by the Federal Reserve in 2002; variable loans comprised approximately 35% of total loans at year-end 2001. Net interest income grew $455,177 or 3.02% in 2000 compared to 1999. Higher loan volumes, or average asset balances, produced most of the 2000 improvement.

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

Noninterest Income and Expense

Noninterest income grew $32,982, or 0.97%, in 2001 compared to 2000. A $109,957 increase in other operating income, negated in part by declines in service charges on deposit accounts, was the principal factor in the 2001 results. Mortgage origination fees led the 2001 improvement in other operating income, growing an appreciative $153,388. By type and amount, the chief components of other operating income in 2001 were mortgage origination fees, $345,328; commissions on the sale of credit life insurance (generated by SEB), $198,627; surcharge fees - atm, $123,368; safe deposit box rentals, $74,828; and income on sale of check products, $62,698. Combined, these five income items comprised 73.01% of other operating income in 2001. In 2000, these same five income components comprised approximately 65% of other operating income. Salaries and employee benefits increased less than 1%, or $60,763, in 2001. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2001. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2001 and 2000. When compared to the prior year, net occupancy and equipment expense increased 6.34% or $123,302 in 2001 and 5.46% in 2000. The increase both periods resulted largely from higher computer costs, including depreciation expense associated with check imaging, internet banking, and voice banking systems. Other operating expenses climbed $189,880 or 6.94% in 2001. Operating costs associated with a major parcel of foreclosed commercial real estate, as discussed in earlier sections of this Analysis, accounted for the bulk of the 2001 fluctuation. Other operating expenses fell $192,692 or 6.58% in 2000 compared to 1999. A net improvement on sales of foreclosed real estate was the key element in the 2000 results. Besides marketing and supplies expense, which in 2001 approximated $234,000 and $314,000, and in 2000, $293,000 and $280,000, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2001 or 2000.

====================================================================================================================================
                                                        2001                         2000                           1999
                                           ----------------------------   ---------------------------   ----------------------------
Average Balances/5/                         Average   Income/   Yields/    Average   Income/  Yields/    Average    Income/  Yields/
Years Ended December 31,                   Balances   Expense    Rates    Balances   Expense    Rates   Balances    Expense    Rates
====================================================================================================================================
(Dollars in thousands)
Assets
Cash and due from banks                    $ 13,673                       $ 13,099                      $ 12,379
Interest-earning assets:
    Loans, net/1/, /2, /3/                  164,402   $16,311    9.92%     172,768   $18,325   10.61%    163,124    $17,160   10.52%
    Federal funds sold                       20,568       829    4.03%       3,727       227    6.09%      6,813        325    4.77%
    Taxable investment securities           118,160     7,116    6.02%     124,702     7,487    6.02%    121,743      7,195    5.93%
    Tax-exempt investment securities/3/      27,783     2,065    7.43%      24,787     1,883    7.60%     24,880      1,923    7.73%
    Other interest-earning assets             1,281        80    6.25%       1,281        90    7.03%      1,043         94    9.01%
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-earning assets      332,194    26,401    7.95%     327,265    28,012    8.56%    317,603     26,697    8.42%
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                    (2,993)                        (3,500)                       (3,197)
Premises and equipment, net                   6,581                          6,885                         6,632
Intangible and other assets                   6,346                          7,555                         7,214
Unrealized gains (losses) on
   investment securities                        956                         (3,733)                       (1,512)
------------------------------------------------------------------------------------------------------------------------------------
         Total Assets                      $356,757                       $347,571                      $339,119
====================================================================================================================================

Liabilities and
   Shareholders' Equity
Noninterest-bearing deposits               $ 56,445                       $ 55,487                       $54,438
Interest-bearing liabilities:
    Interest-bearing demand deposits/4/      51,472   $ 1,460    2.84%      46,539   $ 1,325    2.85%     43,510    $ 1,218    2.80%
    Savings                                  79,062     2,756    3.49%      75,728     3,255    4.30%     74,495      2,974    3.99%
    Time deposits                           114,345     6,491    5.68%     116,869     6,620    5.66%    120,523      6,641    5.51%
    Federal funds purchased                      --                            801        52    6.49%        553         30    5.35%
    U. S. Treasury demand note                  846        30    3.55%         846        53    6.26%        828         39    4.75%
    Federal Home Loan Bank advances           5,000       300    6.00%       6,452       418    6.48%         --
------------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing
            liabilities                     250,725    11,037    4.40%     247,235    11,723    4.74%    239,909     10,902    4.54%
------------------------------------------------------------------------------------------------------------------------------------
Other liabilities                             3,501                          3,169                         3,154
Realized shareholders' equity                45,455                         44,144                        42,616
Unrealized gains (losses) on
   investment securities, net of tax            631                         (2,464)                         (998)
------------------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and
            Shareholders' Equity           $356,757                       $347,571                      $339,119
====================================================================================================================================
Excess of interest-earning assets
    over interest-bearing liabilities      $ 81,469                       $ 80,030                      $ 77,694
====================================================================================================================================
Interest rate spread                                             3.55%                          3.82%                          3.88%
====================================================================================================================================
Net interest income                                   $15,364                        $16,289                        $15,795
====================================================================================================================================
Net interest margin                                              4.63%                          4.98%                          4.97%
====================================================================================================================================

/1/ Average loans are shown net of unearned income. Nonperforming loans are included.
/2/ Interest income includes loan fees of approximately $1,218,000, $1,316,000, and $1,431,000 in 2001, 2000, and 1999.
/3/ Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $748,000, $749,000, and $711,000 in 2001, 2000, and 1999. No
      adjustment has been made for any state tax benefits.
/4/   NOW and money market accounts.
/5/   Averages presented generally represent average daily balances.

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

============================================================================================================
Selected Quarterly Financial Data
2001 Quarter Ended                               December 31    September 30         June 30        March 31
============================================================================================================
(Dollars in thousands except per share data)
Interest income                                       $5,987          $6,303          $6,625          $6,739
Interest expense                                       2,339           2,746           2,932           3,021
Net interest income                                    3,648           3,557           3,693           3,718
Provision for loan losses                                300             300             300             300
Investment securities gains                               10               5              --              --
Income before income taxes                             1,410           1,414           1,404           1,430
Net income                                             1,052           1,025           1,008           1,012
Basic earnings per share                              $ 0.31          $ 0.31          $ 0.29          $ 0.30
============================================================================================================

============================================================================================================
Selected Quarterly Financial Data
2000 Quarter Ended                               December 31    September 30         June 30        March 31
============================================================================================================
(Dollars in thousands except per share data)
Interest income                                       $6,853           6,906          $6,871          $6,632
Interest expense                                       3,079           3,064           2,881           2,700
Net interest income                                    3,774           3,842           3,990           3,932
Provision for loan losses                                300             300             300             300
Investment securities gains                               --              --              --               7
Income before income taxes                             1,683           1,633           1,799           1,807
Net income                                             1,245           1,153           1,270           1,268
Basic earnings per share                              $ 0.36          $ 0.34          $ 0.37          $ 0.35
============================================================================================================

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. With the adoption of these standards, goodwill is no longer amortized but instead is subject to impairment tests at least annually. At December 31, 2001, goodwill balances totaled $256,775; related amortization for the year totaled $49,288. The Company adopted SFAS 141 and 142, in entirety, effective January 1, 2002. Adoption of these standards did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which previously governed impairment of long-lived assets, and APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which addressed the disposal of a business segment. This standard improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed by sale and by broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 effective January 1, 2002. SFAS 144 did not have a material impact on the consolidated financial statements. Various other accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

The discussion on market risk is included in the Interest Rate and Market Risk/Interest Rate Sensitivity section of Part II, Item 7.

Item 8. Financial Statements and Supplementary Data.

The response to this Item commences on page 32. Selected Statistical Information begins on page 23. Both the financial statements and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiaries.

                  [Remainder of page intentionally left blank.]

                        Southeastern Banking Corporation

                        Selected Statistical Information

Analysis of Changes in Net Interest Income

The average balances table included in the Operations section of Part II, Item 7 provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2001 and 2000.

=======================================================================================================
                                           2001 Compared to 2000              2000 Compared to 1999
                                        Increase (Decrease) Due to         Increase (Decrease) Due to
Interest                             --------------------------------    ------------------------------
Differential/1/                       Volume        Rate         Net      Volume      Rate         Net
=======================================================================================================
(In thousands)
Interest income
Loans/2/, /3/                          $(863)    $(1,151)    $(2,014)     $1,022      $143      $1,165
Federal funds sold                       703        (101)        602        (173)       75         (98)
Taxable investment securities           (371)         --        (371)        177       115         292
Tax-exempt investment securities/3/      223         (41)        182          (7)      (33)        (40)
Other interest-earning assets             --         (10)        (10)         19       (23)         (4)
-------------------------------------------------------------------------------------------------------
  Total interest income                 (308)     (1,303)     (1,611)      1,038       277       1,315
-------------------------------------------------------------------------------------------------------

Interest expense
Interest-bearing demand deposits/4/      140          (5)        135          86        21         107
Savings                                  138        (637)       (499)         50       231         281
Time deposits                           (143)         14        (129)       (204)      183         (21)
Federal funds purchased/5/               (52)         --         (52)         15         7          22
U. S. Treasury demand note                --         (23)        (23)          1        13          14
Federal Home Loan Bank Advances/5/       (89)        (29)       (118)        418        --         418
-------------------------------------------------------------------------------------------------------
  Total interest expense                  (6)       (680)       (686)        366       455         821
-------------------------------------------------------------------------------------------------------
Net change in net interest income      $(302)      $(623)      $(925)       $672     $(178)       $494
=======================================================================================================

/1/ Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
/2/ Includes loan fees. See the average balances table included in the Operations section of Part II, Item 7 for more details.
/3/ Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
/4/   NOW and money market accounts.
/5/ The entire change in net interest income attributable to the Company's initial borrowings under these credit facilities has been allocated to the change in volume. Similarly, when these facilities are unutilized in subsequent years, the change in net interest income is allocated to the change in volume.

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

==============================================================================================
Investment Securities by Category            Amortized        Fair    Unrealized    Unrealized
At December 31,                                   Cost       Value         Gains        Losses
==============================================================================================
(In thousands)
Available-for-sale
       U. S. Treasury and
          U.S. Government agencies
              2001                            $ 70,317    $ 71,470        $1,346        $  193
              2000                             100,085      99,840           275           520
              1999                              98,408      95,151             7         3,264

       Mortgage-backed securities
              2001                              41,021      41,214           272            79
              2000                              18,850      18,535            11           326
              1999                              22,753      21,655             9         1,107

       Corporates
              2001                               9,765       9,845           123            43
              2000                                  --          --            --            --
              1999                                  --          --            --            --
----------------------------------------------------------------------------------------------
          Total available-for-sale
              2001                             121,103     122,529         1,741           315
              2000                             118,935     118,375           286           846
              1999                             121,161     116,806            16         4,371

Held-to-maturity
       States and political subdivisions
              2001                              35,091      35,451           614           254
              2000                              26,679      26,940           444           183
              1999                              28,018      27,476           250           792

----------------------------------------------------------------------------------------------
           Total investment securities
              2001                            $156,194    $157,980        $2,355        $  569
              2000                             145,614     145,315           730         1,029
              1999                             149,179     144,282           266         5,163
==============================================================================================

                        Southeastern Banking Corporation

                        Selected Statistical Information

The distribution of maturities and the weighted average yields of debt securities at December 31, 2001 are shown in the table below:

========================================================================================================
Maturity Distribution
of Investment Securities                        1 Year       1 - 5      5 - 10    After 10
December 31, 2001                              or Less       Years       Years       Years        Total
========================================================================================================
(Dollars in thousands)
Distribution of maturities
       Amortized cost:
       U.S. Treasury and
           U.S. Government agencies            $ 8,239     $49,407     $12,671          --     $ 70,317
       Mortgage-backed securities/1/               164      33,819       7,038          --       41,021
       Corporates                                  760       4,405       4,600          --        9,765
       States and political subdivisions         1,934       5,053      12,295     $15,809       35,091
--------------------------------------------------------------------------------------------------------
           Total debt securities               $11,097     $92,684     $36,604     $15,809     $156,194
========================================================================================================

       Fair value:
       U.S. Treasury and
           U.S. Government agencies            $ 8,341     $50,255     $12,874          --     $ 71,470
       Mortgage-backed securities/1/               165      34,006       7,043          --       41,214
       Corporates                                  772       4,425       4,648          --        9,845
       States and political subdivisions         1,952       5,174      12,545     $15,780       35,451
--------------------------------------------------------------------------------------------------------
           Total debt securities               $11,230     $93,860     $37,110     $15,780     $157,980
========================================================================================================

       Weighted average yield:
       U.S. Treasury and
           U.S. Government agencies               5.61%       5.07%       6.01%         --         5.30%
       Mortgage-backed securities/1/              5.19%       5.77%       5.91%         --         5.79%
       Corporates                                 5.20%       5.46%       6.72%         --         6.04%
       States and political subdivisions/2/       6.96%       7.31%       7.18%       7.01%        7.11%
--------------------------------------------------------------------------------------------------------
           Total debt securities                  5.80%       5.46%       6.48%       7.01%        5.88%
========================================================================================================

/1/ Distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms.
/2/ The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

The Company had no investments in the obligations of any state or municipality which exceeded 10% of shareholders' equity at December 31, 2001.

                        Southeastern Banking Corporation

                        Selected Statistical Information

Loans

Loans outstanding are presented by type below:

======================================================================================================
Loans by Category
At December 31,                                   2001        2000        1999        1998        1997
======================================================================================================
(In thousands)
Commercial, financial, and agricultural/1/    $ 56,065    $ 70,175    $ 67,515    $ 69,125    $ 92,587
Real estate - construction                       6,959       7,750       3,161       2,318       4,029
Real estate - mortgage/2/                       70,361      61,257      59,656      60,035      59,652
Consumer, including credit cards                30,420      35,373      37,312      36,566      34,187
------------------------------------------------------------------------------------------------------
      Loans, gross                             163,805     174,555     167,644     168,044     190,455
      Unearned income                              457         753       1,650       3,283       3,632
------------------------------------------------------------------------------------------------------
               Loans, net                     $163,348    $173,802    $165,994    $164,761    $186,823
======================================================================================================

/1/   Includes obligations of states and political subdivisions.
/2/   Typically have maturities of 15 years or less.

The amount of certain gross loans outstanding at December 31, 2001, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below:

============================================================================================
                                                  Remaining Maturities of Selected Loans
                                              ----------------------------------------------
Loan Maturity and                                                                       More
Interest Rate Sensitivity                                  Within    One - Five    Than Five
December 31, 2001                               Total    One Year         Years        Years
============================================================================================
(In thousands)
Loan maturity
Commercial, financial, and agricultural/1/    $54,790     $21,516       $28,954       $4,320
Real estate - construction                      6,959       5,823         1,032          104
--------------------------------------------------------------------------------------------
      Total                                   $61,749     $27,339       $29,986       $4,424
============================================================================================

Interest rate sensitivity
Selected loans with:
   Predetermined interest rates                                         $15,739       $3,548
   Floating or adjustable interest rates                                 14,247          876
--------------------------------------------------------------------------------------------
      Total                                                             $29,986       $4,424
============================================================================================

/1/ Excludes nonaccrual loans totaling approximately $1,275.

The above maturity schedule is not necessarily indicative of future principal reductions since each loan is evaluated at maturity and, in many instances, is renewed in part or total.

                        Southeastern Banking Corporation

                        Selected Statistical Information

Nonperforming Assets

Nonperforming assets for each of the last five years are presented in the table below:

==============================================================================================
Nonperforming Assets
At December 31,                              2001       2000       1999       1998       1997
==============================================================================================
(Dollars in thousands)
Nonaccrual loans                           $1,881     $3,104     $  685     $  872     $  775
Restructured loans/1/                          --        341        357        374        389
----------------------------------------------------------------------------------------------
     Total nonperforming loans              1,881      3,445      1,042      1,246      1,164

Foreclosed real estate/2/                     317        397        858        778        722
----------------------------------------------------------------------------------------------
     Total nonperforming assets            $2,198     $3,842     $1,900     $2,024     $1,886
==============================================================================================
Accruing loans past due 90 days or more    $1,528     $1,191     $1,467     $1,607     $1,767
==============================================================================================
Ratios:

     Nonperforming loans to net loans       1.15%      1.98%      0.63%      0.76%      0.62%
==============================================================================================
     Nonperforming assets to net loans

         plus foreclosed real estate        1.34%      2.21%      1.14%      1.22%      1.01%
==============================================================================================

/1/   Does not include restructured loans that yield a market rate.
/2/ Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

The Company's nonperforming loans and assets for the three years ended December 31, 2001 are discussed and policies pertaining to same are delineated in the Loan section of Part II, Item 7 (management discussion); accordingly, the discussion below is limited to nonperforming asset levels at year-end 1998 and 1997 unless otherwise indicated:

a) Unrecognized income on nonaccrual and restructured loans totaled approximately $146,000, $127,000, $114,000, $49,000, and $143,000 in 2001,
      2000, 1999, 1998, and 1997.
b) All known potential problem loans were included in nonperforming loans at December 31, 1997. Potential problem loans not included in nonperforming loans at December 31, 1998 totaled approximately $1,295,000; subsequent to year-end 1998, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values.
c) The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans at year-end 1998 and 1997.

                        Southeastern Banking Corporation

                        Selected Statistical Information

Allowance for Loan Losses

As further discussed in the loan section of Part II, Item 7, the Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. Activity in the allowance for each of the last five years is presented in the table below:

=====================================================================================================================
Allowance for Loan Losses
Years Ended December 31,                                    2001         2000         1999         1998         1997
=====================================================================================================================
(Dollars in thousands)
Allowance for loan losses at beginning of year          $  3,160     $  3,223     $  3,407     $  3,705     $  3,735
Provision for loan losses                                  1,200        1,200        1,200        1,230        1,715
Charge-offs:
             Commercial, financial, and agricultural         698          557          496          829        1,187
             Real estate - construction                       --           --          351           --           --
             Real estate - mortgage                          132          298          213          330          202
             Consumer, including credit cards                720          817          950          802          845
---------------------------------------------------------------------------------------------------------------------
                       Total charge-offs                   1,550        1,672        2,010        1,961        2,234
---------------------------------------------------------------------------------------------------------------------
Recoveries:
             Commercial, financial, and agricultural          38           46          258          117           99
             Real estate - construction                       --           --           --           --           --
             Real estate - mortgage                           13           20           27           15            6
             Consumer, including credit cards                274          343          341          301          384
---------------------------------------------------------------------------------------------------------------------
                       Total recoveries                      325          409          626          433          489
---------------------------------------------------------------------------------------------------------------------
Net charge-offs                                            1,225        1,263        1,384        1,528        1,745
---------------------------------------------------------------------------------------------------------------------
Allowance for loan losses at December 31                $  3,135     $  3,160     $  3,223     $  3,407     $  3,705
=====================================================================================================================
Net loans outstanding/1/ at December 31                 $163,348     $173,802     $165,994     $164,761     $186,823
=====================================================================================================================
Average loans outstanding at December 31                $164,402     $172,768     $163,124     $165,391     $186,174
=====================================================================================================================
Ratios:
             Allowance to net loans                        1.92%        1.82%        1.94%        2.07%        1.98%
=====================================================================================================================
             Net charge-offs to average loans              0.75%        0.73%        0.85%        0.92%        0.94%
=====================================================================================================================
             Provision to average loans                    0.73%        0.69%        0.74%        0.74%        0.92%
=====================================================================================================================
             Recoveries to total charge-offs              20.97%       24.46%       31.14%       22.08%       21.89%
=====================================================================================================================

/1/   Net of unearned income.

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

                        Southeastern Banking Corporation

                        Selected Statistical Information

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within the loan categories summarized in the table below:

==============================================================================================
Allocation of Allowance
for Loan Losses
At December 31,                              2001       2000       1999       1998       1997
==============================================================================================
(Dollars in thousands)
Allocation of allowance
  by loan category

Commercial, financial, and agricultural    $  909     $1,054     $1,286     $1,135     $1,132
Real estate - construction                    140        117        117         --         --
Real estate - mortgage                        931        707        651        861        368
Consumer, including credit cards              841        755        675        678        553
Unallocated                                   314        527        494        733      1,652
----------------------------------------------------------------------------------------------
    Total                                  $3,135     $3,160     $3,223     $3,407     $3,705
==============================================================================================

Allocation of allowance
   as a percent of total allowance

Commercial, financial, and agricultural       29%        33%        40%        33%        30%
Real estate - construction                     4%         4%         4%        --         --
Real estate - mortgage                        30%        22%        20%        25%        10%
Consumer, including credit cards              27%        24%        21%        20%        15%
Unallocated                                   10%        17%        15%        22%        45%
----------------------------------------------------------------------------------------------
    Total                                    100%       100%       100%       100%       100%
==============================================================================================

Year-end loan categories as
   a percent of total loans

Commercial, financial, and agricultural       34%        40%        40%        41%        49%
Real estate - construction                     4%         5%         2%         1%         2%
Real estate - mortgage                        43%        35%        36%        36%        31%
Consumer, including credit cards              19%        20%        22%        22%        18%
----------------------------------------------------------------------------------------------
    Total                                    100%       100%       100%       100%       100%
==============================================================================================

                        Southeastern Banking Corporation

                        Selected Statistical Information

Deposits

The average balances table included in the Operations section of Part II, Item 7 provides detailed information about income/expense and rates paid on deposits for the three most recent years. The composition of average deposits for these same periods is shown below:

===========================================================================================================
                                                Balances                           Percent of Total
Composition of Average Deposits     --------------------------------      ---------------------------------
Years Ended December 31,                2001        2000        1999        2001         2000         1999
===========================================================================================================
(Dollars in thousands)
Noninterest-bearing deposits        $ 56,445    $ 55,487    $ 54,438       18.73%       18.83%       18.58%
Interest-bearing demand deposits      51,472      46,539      43,510       17.08%       15.80%       14.85%
Savings                               79,062      75,728      74,495       26.24%       25.70%       25.43%
Time deposits                        114,345     116,869     120,523       37.95%       39.67%       41.14%
===========================================================================================================
    Total                           $301,324    $294,623    $292,966      100.00%      100.00%      100.00%
===========================================================================================================

The maturities of certificates of deposit totaling $100,000 or more at year-end 2001 are presented below:

================================================================================
Maturities of Certificates
Of Deposit of $100,000 or More                                      Certificates
December 31, 2001                                                     of Deposit
================================================================================
(In thousands)

Months to maturity:
    3 or less                                                           $ 30,066
    Over 3 through 6                                                      19,154
    Over 6 through 12                                                     32,240
    Over 12                                                               21,231
--------------------------------------------------------------------------------
       Total                                                            $102,691
================================================================================

Selected Ratios for Measurement of Net Income and Equity

Selected ratios for the measurement of net income and equity are presented below:

================================================================================
Return on Equity and Assets
Years Ended December 31,/1/                      2001         2000         1999
================================================================================
Return on average assets                         1.15%        1.41%        1.43%
Return on average equity                         9.01%       11.18%       11.38%
Dividend payout ratio/2/                        82.71%       35.81%       34.71%
Average equity to average assets ratio          12.76%       12.57%       12.53%
================================================================================

/1/ These ratios exclude the effects of mark-to-market accounting for investment securities.
/2/ Refer to the Capital Adequacy section of Part II, Item 7 (management discussion) for particulars on the Company's dividend policy and the 2001 dividend payout.

Report of Independent Certified Public Accountants

The Shareholders
Southeastern Banking Corporation
Darien, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Banking Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southeastern Banking Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO SEIDMAN, LLP
Atlanta, Georgia
March 7, 2002

                        Southeastern Banking Corporation

                           Consolidated Balance Sheets

December 31,                                                                        2001             2000
==========================================================================================================
Assets

Cash and due from banks, including reserve requirements of approximately    $ 16,787,021     $ 15,852,283
   $6,464,000 and $5,805,000 at December 31, 2001 and 2000
Federal funds sold                                                             7,580,000        3,210,000
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                     24,367,021       19,062,283

Investment securities
   Held-to-maturity (market value of approximately $34,451,000 and            35,090,649       26,679,250
      $26,941,000 at December 31, 2001 and 2000)
   Available-for-sale, at market value                                       122,529,275      118,375,887
----------------------------------------------------------------------------------------------------------
Total investment securities                                                  157,619,924      145,055,137

Loans, gross                                                                 163,805,412      174,555,359
   Unearned income                                                              (457,087)        (752,940)
   Allowance for loan losses                                                  (3,134,594)      (3,159,165)
----------------------------------------------------------------------------------------------------------
Loans, net                                                                   160,213,731      170,643,254

Premises and equipment, net                                                    6,675,354        6,723,135
Intangible assets                                                                904,836        1,095,560
Other assets                                                                   5,433,949        6,999,183
----------------------------------------------------------------------------------------------------------

Total Assets                                                                $355,214,815     $349,578,552
==========================================================================================================
Liabilities and Shareholders' Equity

Liabilities

   Noninterest-bearing deposits                                             $ 57,826,266     $ 55,125,661
   Interest-bearing deposits                                                 240,880,561      240,610,650
----------------------------------------------------------------------------------------------------------
Total deposits                                                               298,706,827      295,736,311

U.S. Treasury demand note                                                        493,153        1,001,957
Federal Home Loan Bank advances                                                5,000,000        5,000,000
Other liabilities                                                              5,417,508        3,500,109
----------------------------------------------------------------------------------------------------------
Total liabilities                                                            309,617,488      305,238,377
----------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Notes 15 and 16)

Shareholders' Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,385,470 and 3,436,696 shares outstanding at
   December 31, 2001 and 2000)                                                 4,475,996        4,475,996
Additional paid-in capital                                                     1,391,723        1,391,723
Retained earnings                                                             42,035,982       41,327,784
Treasury stock, at cost (195,327 and 144,101 shares at December 31, 2001
   and 2000)                                                                  (3,247,718)      (2,485,742)
----------------------------------------------------------------------------------------------------------
Realized shareholders' equity                                                 44,655,983       44,709,761
Accumulated other comprehensive income - unrealized gains (losses) on
   investment securities, net of tax                                             941,344         (369,586)
----------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                    45,597,327       44,340,175
----------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                  $355,214,815     $349,578,552
==========================================================================================================

          See accompanying notes to consolidated financial statements.

                        Southeastern Banking Corporation

                        Consolidated Statements of Income

Years ended December 31,                                      2001           2000           1999
=================================================================================================
Interest income
   Loans, including fees                               $16,263,390    $18,215,106    $17,100,365
   Federal funds sold                                      829,442        226,160        323,975
   Investment securities
      Taxable                                            7,116,022      7,487,002      7,195,796
      Tax-exempt                                         1,364,028      1,243,991      1,271,925
Other assets                                                80,457         90,405         93,967
-------------------------------------------------------------------------------------------------
Total interest income                                   25,653,339     27,262,664     25,986,028
-------------------------------------------------------------------------------------------------

Interest expense
   Deposits                                             10,707,104     11,200,883     10,832,888
   Federal funds purchased                                      --         51,705         29,578
   U.S. Treasury demand note                                30,076         53,050         39,345
   Federal Home Loan Bank advances                         300,111        417,632             --
-------------------------------------------------------------------------------------------------

Total interest expense                                  11,037,291     11,723,270     10,901,811
-------------------------------------------------------------------------------------------------

Net interest income                                     14,616,048     15,539,394     15,084,217

Provision for loan losses                                1,200,000      1,200,000      1,200,000
-------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses     13,416,048     14,339,394     13,884,217
-------------------------------------------------------------------------------------------------

Noninterest income
   Service charges on deposit accounts                   2,306,877      2,391,950      2,542,076
   Investment securities gains, net                         14,942          6,844          3,738
   Other operating income                                1,102,410        992,453        922,965
-------------------------------------------------------------------------------------------------

Total noninterest income                                 3,424,229      3,391,247      3,468,779
-------------------------------------------------------------------------------------------------

Noninterest expense
   Salaries and employee benefits                        6,187,339      6,126,576      5,747,257
   Occupancy and equipment, net                          2,067,672      1,944,370      1,843,734
   Other operating expense                               2,927,190      2,737,310      2,930,002
-------------------------------------------------------------------------------------------------

Total noninterest expense                               11,182,201     10,808,256     10,520,993
-------------------------------------------------------------------------------------------------

Income before income tax expense                         5,658,076      6,922,385      6,832,003

Income tax expense                                       1,560,950      1,987,291      1,982,838
-------------------------------------------------------------------------------------------------

Net income                                             $ 4,097,126    $ 4,935,094    $ 4,849,165
=================================================================================================

Basic earnings per common share                        $      1.21    $      1.42    $      1.35
=================================================================================================

          See accompanying notes to consolidated financial statements.

                                 Southeastern Banking Corporation

                         Consolidated Statements of Shareholders' Equity

                                                                                                         Accumulated
                                                            Additional                                         Other
                                                   Common      Paid-In       Retained       Treasury   Comprehensive
                                                    Stock      Capital       Earnings          Stock          Income          Total
====================================================================================================================================
Balance, December 31, 1998                     $4,475,996   $1,391,723   $ 34,993,625    $        --     $   288,953   $ 41,150,297

Comprehensive income:
    Net income                                         --           --      4,849,165             --              --      4,849,165
    Other comprehensive income, net of tax
       effect of $1,629,709:
         Change in unrealized gains (losses)
            on available-for-sale securities           --           --             --             --      (3,163,551)    (3,163,551)
                                                                                                                       ------------
Comprehensive income                                                                                                      1,685,614
                                                                                                                       ------------
Cash dividends declared
   ($0.47 per share)                                   --           --     (1,682,975)            --              --     (1,682,975)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      4,475,996    1,391,723     38,159,815             --      (2,874,598)    41,152,936

Comprehensive income:
    Net income                                         --           --      4,935,094             --              --      4,935,094
    Other comprehensive income, net of tax
       effect of $1,290,463:
         Change in unrealized gains
            (losses) on available-for-sale
            securities                                 --           --             --             --       2,505,012      2,505,012
                                                                                                                       ------------
Comprehensive income                                                                                                      7,440,106
                                                                                                                       ------------
Cash dividends declared
   ($0.51 per share)                                   --           --     (1,767,125)            --              --     (1,767,125)

Purchase of treasury stock                             --           --             --     (2,485,742)             --     (2,485,742)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                      4,475,996    1,391,723     41,327,784     (2,485,742)       (369,586)    44,340,175
   (consistency w/presentation other years)
Comprehensive income:
    Income                                             --           --      4,097,126             --              --      4,097,126
    Other comprehensive income, net of tax
       effect of $675,328:
         Change in unrealized gains
            (losses) on available-for-sale
            securities                                 --           --             --             --       1,310,930      1,310,930
                                                                                                                       ------------
Comprehensive income                                                                                                      5,408,056
                                                                                                                       ------------
Cash dividends declared
   ($1.00 per share)                                   --           --     (3,388,928)            --              --     (3,388,928)

Purchase of treasury stock                             --           --             --       (761,976)             --       (761,976)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                     $4,475,996   $1,391,723   $ 42,035,982    $(3,247,718)    $   941,344   $ 45,597,327
====================================================================================================================================

          See accompanying notes to consolidated financial statements.

                        Southeastern Banking Corporation

                      Consolidated Statements of Cash Flows

Years ended December 31,                                                      2001            2000            1999
===================================================================================================================
Operating activities
   Net income                                                        $   4,097,126    $  4,935,094    $  4,849,165
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                       1,200,000       1,200,000       1,200,000
         Depreciation                                                      767,170         702,023         672,934
         Amortization and accretion, net                                   123,228         177,149         249,835
         Deferred income tax (benefit) expense                             (29,353)         96,159          49,101
         Investment securities gains, net                                  (14,942)         (6,844)         (3,738)
         Net losses (gains) on sales of other real estate                   37,157         (25,981)        214,337
         Changes in assets and liabilities:
            Decrease (increase) in other assets                            813,755        (855,984)        (77,500)
            Increase in other liabilities                                  370,840         138,945          37,606
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                7,364,981       6,360,561       7,191,740
-------------------------------------------------------------------------------------------------------------------

Investing activities
   Principal collections and maturities of investment securities:
      Held-to-maturity                                                   3,514,700       3,173,400       2,205,200
      Available-for-sale                                                99,875,547       7,501,147      49,793,188
   Proceeds from sales of investment securities available-for-sale              --       2,996,719       1,001,562
   Purchases of investment securities held-to-maturity                 (11,958,805)     (1,856,585)     (6,371,457)
   Purchases of investment securities available-for-sale              (101,927,535)     (8,229,345)    (64,357,623)
   Net (decrease) increase in loans                                      9,050,120      (8,890,486)     (3,652,848)
   Proceeds from sales of other real estate                                247,753         452,568         761,018
   Capital expenditures, net                                              (719,389)       (716,344)       (777,800)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (1,917,609)     (5,568,926)    (21,398,760)
-------------------------------------------------------------------------------------------------------------------

Financing activities
   Net increase (decrease) in deposits                                   2,970,516       5,452,050      (2,412,335)
   Net (decrease) increase in federal funds purchased                           --      (3,950,000)      3,950,000
   Net (decrease) increase in U.S. Treasury demand note                   (508,804)       (907,541)      1,093,445
   Proceeds from Federal Home Loan Bank advances                                --      10,000,000              --
   Repayment of Federal Home Loan Bank advances                                 --      (5,000,000)             --
   Purchase of treasury stock                                             (761,976)     (2,485,742)             --
   Dividends paid                                                       (1,842,370)     (1,654,154)     (1,742,774)
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                       (142,634)      1,454,613         888,336
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     5,304,738       2,246,248     (13,318,684)

Cash and cash equivalents at beginning of year                          19,062,283      16,816,035      30,134,719
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $  24,367,021    $ 19,062,283    $ 16,816,035
===================================================================================================================

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period, the most significant of which pertain to the allowance for loan losses. Actual results could vary from these estimates.

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

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

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

Allowance for Loan Losses

The Company's allowance for loan losses is that amount considered adequate to absorb potential losses in the loan portfolio based on management's evaluation of the size and current risk characteristics of the portfolio. Such evaluations consider the balance of impaired loans and prior loan loss experience as well as the impact of current economic conditions. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Specific allowances are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan's expected cash flow, the loan's estimated market price, or the estimated fair value of the underlying collateral. Prior loss experience is based on a statistical loss migration analysis that examines loss experience and the related internal risk ratings of loans charged-off. The general economic conditions and other risk elements are based on marketplace conditions that are impacting borrowers and could affect the collectibility of loans.

Loan Origination Fees and Costs

Loan origination fees and certain direct loan origination costs are normally capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2001, 2000 and 1999 was not significant, no amounts have been capitalized or deferred.

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over the assets' estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred, while betterments are capitalized.

Intangible Assets

Intangible assets consist of deposit base premiums and goodwill. The deposit base premiums are being amortized using the straight-line method over estimated useful lives ranging from 11 to 15 years. Goodwill is being amortized using the straight-line method over periods of 20 years or less. Due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill will no longer be amortized effective January 1, 2002.

Long-lived assets, including certain fixed assets and intangibles, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment of intangibles is evaluated at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement. The Company did not consider any of its long-lived assets to be impaired at December 31, 2001 and 2000.

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

Basic Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Shares outstanding totaled 3,397,823 in 2001, 3,474,887 in 2000 and 3,580,797 in 1999.

Recent Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 in June 1999 and June 2000, respectively. These statements were required to be adopted for fiscal years beginning after June 15, 2000 and require all derivatives to be recorded on the balance sheet at fair value and establish new accounting rules for hedging instruments. The transition provisions of SFAS 133 permit a one-time transfer of debt securities categorized as held-to-maturity into the available-for-sale category without calling into question the entity's intent to hold other debt securities to maturity in the future. The Company adopted the provisions of SFAS 133, as amended, on January 1, 2001. SFAS 133 did not have a material impact on the

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

Company's financial position or results of operations.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125." The new statement revises accounting criteria for securitizations, other financial asset transfers, and collateral and introduces new disclosures, but otherwise carries forward most of SFAS No. 125's provisions without amendment. Adoption of this statement did not have a significant impact on the consolidated financial statements.

Business Combinations/Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. With the adoption of these standards, goodwill is no longer amortized but instead is subject to impairment tests at least annually. At December 31, 2001, goodwill balances totaled $256,775; related amortization for the year totaled $49,288. The Company adopted SFAS 141 and 142, in entirety, effective January 1, 2002. Adoption of these standards did not have a material impact on the Company's financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This standard improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed by sale and by broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 effective January 1, 2002. SFAS 144 did not have a material impact on the consolidated financial statements.

2. Supplemental Cash Flow Information

Certain supplemental disclosure of cash flow information and noncash investing and financing activities follows:

Years ended December 31,                                                  2001          2000          1999
==========================================================================================================
Cash paid during the year
   Interest                                                        $11,081,691   $11,666,270   $10,911,512
   Income taxes                                                      1,360,000     2,045,000     2,042,000

Noncash investing and financing activities
   Loans foreclosed                                                $ 2,305,441   $   488,810   $ 1,382,851
   Loans made in connection with sales of foreclosed real estate     2,126,038       545,156       346,712

                       Southeastern Banking Corporation

                  Notes to Consolidated Financial Statements

3.    Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

                                                                            Gross           Gross
                                                      Amortized        Unrealized      Unrealized                  Fair
 December 31, 2001                                         Cost             Gains          Losses                 Value
-----------------------------------------------------------------------------------------------------------------------
 Available-for-sale
    U.S. Treasury and U.S.
      Government agencies                         $  70,316,658    $1,345,778            $192,239          $ 71,470,197
    Mortgage-backed securities                       41,021,456       271,591              79,369            41,213,678
    Corporates                                        9,764,882       123,192              42,674             9,845,400
 -----------------------------------------------------------------------------------------------------------------------
                                                    121,102,996     1,740,561             314,282           122,529,275
 -----------------------------------------------------------------------------------------------------------------------
 Held-to-maturity
    States and political subdivisions                35,090,649       614,405             253,774            35,451,280
 -----------------------------------------------------------------------------------------------------------------------
                                                     35,090,649       614,405             253,774            35,451,280
 -----------------------------------------------------------------------------------------------------------------------
 Total investment securities                       $156,193,645    $2,354,966            $568,056          $157,980,555
 =======================================================================================================================
                                                                            Gross           Gross
                                                      Amortized        Unrealized      Unrealized                  Fair
 December 31, 2000                                         Cost             Gains          Losses                 Value
========================================================================================================================
 Available-for-sale
    U.S. Treasury and U.S.
      Government agencies                          $100,086,039          $274,753     $   519,764         $  99,841,028
    Mortgage-backed securities                       18,849,826            11,405         326,372            18,534,859
 -----------------------------------------------------------------------------------------------------------------------
                                                    118,935,865           286,158         846,136           118,375,887
 -----------------------------------------------------------------------------------------------------------------------
 Held-to-maturity
    States and political subdivisions                26,679,250           443,913         182,634            26,940,529
 -----------------------------------------------------------------------------------------------------------------------
                                                     26,679,250           443,913         182,634            26,940,529
 -----------------------------------------------------------------------------------------------------------------------
 Total investment securities                       $145,615,115          $730,071      $1,028,770          $145,316,416
========================================================================================================================

The amortized cost and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown in the next table. Expected maturities may differ from contractual maturities because borrowers may in many instances exercise early redemption features inherent in these securities with or without prepayment penalties.

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

                                        Available-for-Sale            Held-to-Maturity
                                   ---------------------------   -------------------------
                                      Amortized           Fair     Amortized          Fair
December 31, 2001                          Cost          Value          Cost         Value
==========================================================================================
Due within one year                $  8,999,033   $  9,113,380   $ 1,933,782   $ 1,951,199
Due after one year through five
   years                             53,811,657     54,679,822     5,052,807     5,174,758
Due after five years through ten
   years                             17,270,850     17,522,395    12,295,062    12,545,359
Due after ten years                          --             --    15,808,998    15,779,964
------------------------------------------------------------------------------------------
                                     80,081,540     81,315,597    35,090,649    35,451,280
Mortgage-backed securities           41,021,456     41,213,678            --            --
------------------------------------------------------------------------------------------
                                   $121,102,996   $122,529,275   $35,090,649   $35,451,280
==========================================================================================

Gross realized gains were $14,942, $6,900 and $3,738, and gross realized losses were $0, $56 and $0 on sales and other redemptions of investment securities in 2001, 2000 and 1999, respectively.

Investment securities with carrying values of approximately $62,721,000 and $70,335,000 were pledged to secure public deposits and other funds, including advances from the Federal Home Loan Bank of Atlanta (Note 8), at December 31, 2001 and 2000.

4. Loans

The composition of the Company's loan portfolio is summarized as follows:

December 31,                                               2001             2000
================================================================================
Commercial, financial and agricultural             $ 56,064,795     $ 70,175,113
Real estate - construction                            6,958,547        7,749,990
Real estate - mortgage                               70,360,558       61,257,534
Consumer, including credit cards                     30,421,512       35,372,722
--------------------------------------------------------------------------------
Loans, gross                                       $163,805,412     $174,555,359
================================================================================

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

Activity in the allowance for loan losses is summarized below:

                                             2001           2000           1999
================================================================================
Balance at beginning of year          $ 3,159,165    $ 3,222,889    $ 3,406,626
Provision for loan losses               1,200,000      1,200,000      1,200,000

Charge-offs                            (1,550,351)    (1,672,463)    (2,010,066)
Recoveries                                325,780        408,739        626,329
--------------------------------------------------------------------------------
Net charge-offs                        (1,224,571)    (1,263,724)    (1,383,737)
--------------------------------------------------------------------------------
Balance at end of year                $ 3,134,594    $ 3,159,165    $ 3,222,889
================================================================================

The Company's primary lending area is southeast Georgia and northeast Florida. Although the Company's loan portfolio is diversified, a significant portion of its loans is collateralized by real estate. Loans secured by real estate aggregated approximately $109,842,000 and $113,570,000 at December 31, 2001 and 2000. Real estate loans are collateralized based on certain loan-to-appraised value ratios.

Nonaccrual and restructured loans totaled approximately $1,881,000, $3,445,000 and $1,042,000 at December 31, 2001, 2000 and 1999, respectively. Unrecognized interest income on such loans during the years ended December 31, 2001, 2000 and 1999 totaled approximately $146,000, $127,000 and $114,000.

In the normal course of business, the bank subsidiary has made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans, as defined, approximated $2,525,000 at December 31, 2001 and $3,001,000 at December 31, 2000. During
2001, approximately $1,117,000 of such loans were made and $1,593,000 were repaid. None of these loans have been restructured, nor were any related party loans charged-off during 2001 and 2000.

5. Premises and Equipment

Premises and equipment are summarized as follows:

December 31,                                         2001                  2000
================================================================================
Land                                             $ 1,449,614       $  1,224,507
Buildings                                          6,725,557          6,767,214
Furniture and equipment                            6,232,099          5,760,365
--------------------------------------------------------------------------------
                                                  14,407,270         13,752,086
Accumulated depreciation and amortization         (7,731,916)        (7,028,951)
--------------------------------------------------------------------------------
Premises and equipment, net                      $ 6,675,354       $  6,723,135
================================================================================

Depreciation and amortization of premises and equipment totaled $767,170, $702,023 and $672,934 in 2001, 2000 and 1999, respectively.

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

6. Interest-Bearing Deposits

Interest-bearing deposits consisted of the following:

December 31,                                              2001              2000
================================================================================
Interest-bearing demand deposits                  $ 54,049,567      $ 50,308,816
Savings                                             84,140,099        73,781,134
Time certificates under $100,000                    66,145,141        72,206,555
Time certificates $100,000 or more                  36,545,754        44,314,145
--------------------------------------------------------------------------------
Total interest-bearing deposits                   $240,880,561      $240,610,650
================================================================================

Interest expense on time certificates of $100,000 or more approximated $2,518,000, $2,525,000 and $2,381,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

The maturity distribution of the Company's time certificates over $100,000 was as follows:

December 31,                                                                2001
================================================================================
Due in one year or less                                             $ 81,460,111
Over one year through three years                                     17,648,720
Over three years                                                       3,582,064
--------------------------------------------------------------------------------
                                                                    $102,690,895
================================================================================

7. Short-Term Borrowings

The Company utilizes short-term borrowings as needed for liquidity purposes in the form of U.S. Treasury demand notes and federal funds purchased. At December 31, 2001, the maximum amount of U.S. Treasury demand notes available to the Company was $3,000,000, of which $493,153 was outstanding. Unsecured lines of credit for federal funds purchased from third party banks totaled $24,000,000. No amounts were drawn against these lines at December 31, 2001 and 2000.

8. Other Borrowings

The Company has a line of credit from the Federal Home Loan Bank of Atlanta
(FHLB) to meet general liquidity and other needs. Under this line, the Company can borrow, in total or increments, up to 16% of the bank subsidiary's total assets; at December 31, 2001, maximum borrowings totaled approximately $51,700,000. Advances outstanding with the FHLB totaled $5,000,000 at December 31, 2001 and 2000. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5,000,000 advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB.

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

9. Income Tax Expense

The components of income tax expense were as follows:

Years ended December 31,                    2001            2000            1999
================================================================================
Federal
   Current tax expense                $1,513,718      $1,811,896      $1,836,977
   Deferred tax (benefit) expense        (29,353)         96,159          49,101
--------------------------------------------------------------------------------
                                       1,484,365       1,908,055       1,886,078
State
   Current tax expense                    76,585          79,236          96,760
--------------------------------------------------------------------------------
                                      $1,560,950      $1,987,291      $1,982,838
================================================================================

The Company's provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

Years ended December 31,                               2001           2000           1999
==========================================================================================
Taxes at federal statutory rate                 $ 1,923,746    $ 2,353,611    $ 2,322,881
Increase (decrease) resulting from:
   Tax-exempt interest income, net                 (434,627)      (432,300)      (411,273)
   State income taxes, net of federal benefit        50,546         52,296         63,863
   Other, net                                        21,285         13,684          7,367
------------------------------------------------------------------------------------------
Total income tax expense                        $ 1,560,950    $ 1,987,291    $ 1,982,838
==========================================================================================

The following schedule summarizes the temporary differences which comprised the net deferred tax asset:

December 31,                                                  2001         2000
================================================================================
Deferred tax assets (liabilities)
    Allowance for loan losses                            $ 622,356    $ 632,258
    Other real estate                                       73,786       52,207
    Unrealized (gains) losses on investment securities
       available-for-sale, net                            (484,936)     190,392
    Accretion of discounts on investment securities        (11,621)     (33,377)
    Other                                                       --        4,080
--------------------------------------------------------------------------------
Net deferred tax asset                                   $ 199,585    $ 845,560
================================================================================

The Company has not recorded any valuation allowances for deferred tax assets.

10. Employee Benefit Plan

The Company has a noncontributory profit-sharing plan which covers substantially all employees. Under the terms of the plan, the Company's contributions are discretionary but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Total contributions expensed under this plan totaled $450,000 in both 2001 and 2000 and $415,000 in 1999.

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

11. Disclosures About Fair Value of Financial Instruments

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

Short-Term and Other Borrowings - The carrying value of federal funds purchased and U.S. Treasury demand notes approximates fair value. The fair value of Federal Home Loan Bank advances is estimated using the Company's incremental borrowing rate at December 31, 2001.

Commitments to Extend Credit and Standby Letters of Credit - Because the Company generally offers lending commitments and standby letters of credit to its customers for only short periods of time and the rates underlying such commitments therefore approximate market rates, the fair value of such commitments and standby letters of credit is equal to the amount outstanding at December 31, 2001 and 2000.

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

The following table presents the carrying values and estimated fair values of the Company's financial instruments:

                                                     2001                           2000
                                          ---------------------------   ---------------------------
December 31,                                  Carrying           Fair       Carrying           Fair
                                                 Value          Value          Value          Value
===================================================================================================
Financial assets
   Cash and cash equivalents              $ 24,367,021   $ 24,367,021   $ 19,062,283   $ 19,062,283
   Investment securities                   157,619,924    157,980,555    145,055,137    145,316,416
   Loans, net                              160,213,731    161,954,701    170,643,254    173,642,225

Financial liabilities
   Deposits                               $298,706,827   $299,368,317   $295,736,311   $295,673,361
   U.S. Treasury demand note                   493,153        493,153      1,001,957      1,001,957
   Federal Home Loan Bank advances           5,000,000      5,934,592      5,000,000      5,028,011

Off-balance sheet financial instruments
       Commitments to extend credit                      $ 16,492,000                  $ 17,975,000
       Standby letters of credit                            1,382,000                       320,000

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

12. Condensed Financial Information of Southeastern Banking Corporation (Parent Company Only)

Parent Company only financial information is presented below:

                            Condensed Balance Sheets

December 31,                                                    2001           2000
====================================================================================
Assets

Cash                                                     $ 2,810,693    $ 1,106,966
Investment in subsidiaries, at equity                     44,204,769     43,221,928
Premises and equipment, net                                   54,430         64,465
Other assets                                                 795,700        668,522
------------------------------------------------------------------------------------
Total Assets                                             $47,865,592    $45,061,881
====================================================================================

Liabilities and Shareholders' Equity

Liabilities

Other liabilities                                        $ 2,268,265    $   721,706
------------------------------------------------------------------------------------

Shareholders' Equity

   Common stock                                            4,475,996      4,475,996
   Additional paid-in capital                              1,391,723      1,391,723
   Retained earnings                                      42,035,982     41,327,784
   Treasury stock, at cost                                (3,247,718)    (2,485,742)
====================================================================================
Realized shareholders' equity                             44,655,983     44,709,761
Accumulated other comprehensive income - unrealized
   gains (losses) on investment securities, net of tax       941,344       (369,586)
------------------------------------------------------------------------------------
Total shareholders' equity                                45,597,327     44,340,175
------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity               $47,865,592    $45,061,881
====================================================================================

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

                         Condensed Statements of Income

Years ended December 31,                                   2001           2000          1999
============================================================================================
Income
   Dividends                                        $ 4,500,000    $ 3,962,000    $2,232,000
   Interest income                                       27,170         41,428        52,785
   Equity in undistributed income of subsidiaries      (328,088)     1,025,881     2,656,047
   Other income                                              74             --            --
--------------------------------------------------------------------------------------------
Total income                                          4,199,156      5,029,309     4,940,832
--------------------------------------------------------------------------------------------
Operating expenses
   Occupancy and other expenses                         115,452         95,872        88,608
--------------------------------------------------------------------------------------------
Income before income tax (benefit) expense            4,083,704      4,933,437     4,852,224

Income tax (benefit) expense                            (13,422)        (1,657)        3,059
--------------------------------------------------------------------------------------------
Net income                                          $ 4,097,126    $ 4,935,094    $4,849,165
============================================================================================

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

                       Condensed Statements of Cash Flows

Years ended December 31,                                         2001           2000           1999
====================================================================================================
Operating activities
   Net income                                             $ 4,097,126    $ 4,935,094    $ 4,849,165
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Equity in undistributed income of subsidiaries       328,088     (1,025,881)    (2,656,047)
         Depreciation and amortization                         59,322         59,322         59,322
         Changes in assets and liabilities:
            Increase in other assets                         (176,463)       (72,467)      (183,197)
            Decrease in other liabilities                          --         (2,110)        (3,837)
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   4,308,073      3,893,958      2,065,406
----------------------------------------------------------------------------------------------------
Investing activities
   Investment in subsidiaries                                      --             --        (50,000)
----------------------------------------------------------------------------------------------------
Financing activities
   Purchase of treasury stock                                (761,976)    (2,485,742)            --
   Dividends paid                                          (1,842,370)    (1,654,154)    (1,742,774)
----------------------------------------------------------------------------------------------------
Net cash used in financing activities                      (2,604,346)    (4,139,896)    (1,742,774)
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        1,703,727       (245,938)       272,632
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year              1,106,966      1,352,904      1,080,272
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $ 2,810,693    $ 1,106,966    $ 1,352,904
====================================================================================================

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

13. Treasury Stock

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in treasury stock. In 2000, the Company purchased 144,101 shares of its common stock from one group of shareholders at a purchase price of $17.25 per share and in 2001, an additional 51,226 shares on the open market and through private transactions at an average price of $14.87 per share. The treasury stock purchases have decreased the Company's outstanding stock from 3,580,797 shares to 3,385,470 shares. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $3,752,282. Any acquisition of additional shares will be dictated by market conditions.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of Tier 1 (primarily shareholders' equity less intangible assets) and total (Tier 1, certain debt instruments, and a portion of the allowance for loan losses) capital to risk-weighted assets and a leverage ratio of Tier 1 capital to average quarterly assets. As of December 31, 2001, the most recent notification from the Georgia Department of Banking and Finance categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and its bank subsidiary meet all applicable capital requirements as of December 31, 2001. Actual capital amounts and ratios for 2001 and 2000 are presented in the following tables:

                                                   Regulatory
                                Regulatory      Definition of
                             Definition of         Adequately
                          Well Capitalized        Capitalized                       Actual
December 31, 2001                  (Ratio)            (Ratio)       (Capital Amount/Ratio)
==========================================================================================
Tier 1 Capital Ratio
   Consolidated                      6.00%              4.00%       43,751,000      23.45%
   Southeastern Bank                 6.00%              4.00%       42,592,000      22.86%

Total Capital Ratio
   Consolidated                     10.00%              8.00%       46,093,000      24.71%
   Southeastern Bank                10.00%              8.00%       44,930,000      24.12%

Tier 1 Leverage Ratio
   Consolidated                      5.00%              4.00%       43,751,000      12.32%
   Southeastern Bank                 5.00%              4.00%       42,592,000      12.01%

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

                                                   Regulatory
                                Regulatory      Definition of
                             Definition of         Adequately
                          Well Capitalized        Capitalized                       Actual
December 31, 2000                  (Ratio)            (Ratio)       (Capital Amount/Ratio)
==========================================================================================
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

State banking regulations limit the amount of dividends the bank subsidiary may pay without prior approval. The amount of cash dividends available from the bank subsidiary for payment in 2002 without such prior approval is approximately $2,092,000.

15. Commitments

Commitments to extend credit totaled approximately $16,492,000 and $17,975,000 at December 31, 2001 and 2000. Standby letters of credit totaled approximately $1,382,000 and $320,000 for the same periods, respectively. A substantial amount of these contracts expire without being drawn upon. As a result, total contractual amounts do not represent future credit exposure or liquidity requirements.

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

17. Subsequent Event

On October 15, 2001, the Company signed a definitive agreement to acquire the Richmond Hill office of Valdosta-Georgia based Park Avenue Bank. This transaction closed on January 31, 2002. Under the agreement, the Company acquired certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling approximately $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. A deposit premium of $100,000 was recorded in conjunction with the transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2002 (Proxy Statement).

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

================================================================================
                                                      Vested          Forfeited
Years of Service                                 Percentages        Percentages
================================================================================
Less than 3                                                0%               100%
3 but less than 4                                         20                 80
4 but less than 5                                         40                 60
5 but less than 6                                         60                 40
6 but less than 7                                         80                 20
7 or more                                                100                  0
================================================================================

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

                  [Remainder of page intentionally left blank.]

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) 1. and 2. - Financial Statements and Schedules

================================================================================
                                                                     Page Number
                                                                       in Annual
Index to Financial Statements & Schedules                                 Report
================================================================================
Audited Financial Statements
    Independent auditors' report                                              31
    Consolidated balance sheets at December 31, 2001 and 2000                 32
    Consolidated statements of income for each of
        the three years ended December 31, 2001                               33
    Consolidated statements of shareholders' equity for each of
        the three years ended December 31, 2001                               34
    Consolidated statements of cash flows for each of
        the three years ended December 31, 2001                               35
    Notes to consolidated financial statements                                36
================================================================================

      (b) Reports on Form 8-K - NONE

      (c) Index to Exhibits:

            Exhibit Table                                      Page
            -------------                                      ----
Articles of Incorporation and By-Laws             Incorporated by reference from
                                                  Form 10-K filed for year ended
                                                  December 31, 1990.

Exhibit 22    Subsidiaries of Registrant                        54

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

                                 SOUTHEASTERN BANKING CORPORATION
                                 (Registrant)


                                 By: /s/ ALYSON G. BEASLEY
                                     -------------------------------------------
                                     Alyson G. Beasley, Vice President

Date: April 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Directors                                                  Date

    /s/ ALYSON G. BEASLEY                                        April 9, 2002
-----------------------------
      Alyson G. Beasley


     /s/ LESLIE H. BLAIR                                         April 9, 2002
-----------------------------
       Leslie H. Blair


-----------------------------
     David H. Bluestein


     /s/ GENE F. BRANNEN                                         April 9, 2002
-----------------------------
       Gene F. Brannen


     /s/ WILLIAM DOWNEY                                          April 9, 2002
-----------------------------
       William Downey


/s/ CORNELIUS P. HOLLAND, III                                    April 9, 2002
-----------------------------
  Cornelius P. Holland, III


  /s/ ALVA J. HOPKINS, III                                       April 9, 2002
-----------------------------
    Alva J. Hopkins, III


    /s/ G. NORRIS JOHNSON                                        April 9, 2002
-----------------------------
      G. Norris Johnson