Form 10-Q
period 2002-03-31
SOUTHEASTERN BANKING CORP
filed 2002-05-15
CIK 353386

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                         Commission file number 2-83157

                        SOUTHEASTERN BANKING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               GEORGIA                                   58-1423423
---------------------------------------     ------------------------------------
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

                 YES      [X]              NO       [_]


As of April 30, 2002, 3,385,470 shares of the Registrant's common stock, par value $1.25 per share, were outstanding.

                        Southeastern Banking Corporation

                          Consolidated Balance Sheets

                                                                      (Unaudited)
                                                                       March 31,   December 31,
                                                                            2002           2001
-----------------------------------------------------------------------------------------------
Assets

Cash and due from banks                                             $ 14,722,555   $ 16,787,021
Federal funds sold                                                    18,664,000      7,580,000
-----------------------------------------------------------------------------------------------
Cash and cash equivalents                                             33,386,555     24,367,021

Investment securities
   Held-to-maturity (market value of approximately $35,499,000
     and $35,451,000 at March 31, 2002 and December 31, 2001)         35,120,154     35,090,649
   Available-for-sale, at market value                               117,754,735    122,529,275
-----------------------------------------------------------------------------------------------
Total investment securities                                          152,874,889    157,619,924

Loans, gross                                                         175,110,308    163,805,412
   Unearned income                                                      (397,493)      (457,087)
   Allowance for loan losses                                          (3,402,954)    (3,134,594)
-----------------------------------------------------------------------------------------------
Loans, net                                                           171,309,861    160,213,731

Premises and equipment, net                                            8,338,282      6,675,354
Intangible assets                                                        967,811        904,836
Other assets                                                           5,433,069      5,433,949
-----------------------------------------------------------------------------------------------
Total Assets                                                        $372,310,467   $355,214,815
===============================================================================================

Liabilities and Shareholders' Equity

Liabilities

   Noninterest-bearing deposits                                     $ 60,708,278   $ 57,826,266
   Interest-bearing deposits                                         256,155,848    240,880,561
-----------------------------------------------------------------------------------------------
Total deposits                                                       316,864,126    298,706,827

U. S. Treasury demand note                                             1,867,377        493,153
Federal Home Loan Bank advances                                        5,000,000      5,000,000
Other liabilities                                                      2,908,804      5,417,508
-----------------------------------------------------------------------------------------------
Total liabilities                                                    326,640,307    309,617,488
-----------------------------------------------------------------------------------------------

Shareholders' Equity

Common stock ($1.25 par value; 10,000,000 shares authorized;
     3,580,797 shares issued; 3,385,470 shares outstanding)            4,475,996      4,475,996
Additional paid-in-capital                                             1,391,723      1,391,723
Retained earnings                                                     42,733,835     42,035,982
Treasury stock, at cost (195,327 shares)                              (3,247,718)    (3,247,718)
-----------------------------------------------------------------------------------------------
Realized shareholders' equity                                         45,353,836     44,655,983
Accumulated other comprehensive income -- unrealized
     gains on available-for-sale securities, net of tax                  316,324        941,344
-----------------------------------------------------------------------------------------------
Total shareholders' equity                                            45,670,160     45,597,327
-----------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                          $372,310,467   $355,214,815
===============================================================================================

          See accompanying notes to consolidated financial statements.

                        Southeastern Banking Corporation

                       Consolidated Statements of Income

                                  (Unaudited)



Three Months Ended March 31,                                           2002               2001
-----------------------------------------------------------------------------------------------
Interest income
   Loans, including fees                                         $3,703,337         $4,319,209
   Federal funds sold                                                57,802            320,112
   Investment securities
     Taxable                                                      1,652,414          1,774,021
     Tax-exempt                                                     374,252            305,853
   Other assets                                                      15,505             19,337
-----------------------------------------------------------------------------------------------
Total interest income                                             5,803,310          6,738,532
-----------------------------------------------------------------------------------------------
Interest expense
   Deposits                                                       1,975,794          2,936,513
   U. S. Treasury demand note                                         4,218             10,365
   Federal Home Loan Bank advances                                   74,000             74,000
-----------------------------------------------------------------------------------------------
Total interest expense                                            2,054,012          3,020,878
-----------------------------------------------------------------------------------------------
Net interest income                                               3,749,298          3,717,654

Provision for loan losses                                           300,000            300,000
-----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               3,449,298          3,417,654
-----------------------------------------------------------------------------------------------
Noninterest income
   Service charges on deposit accounts                              566,936            582,688
   Investment securities gains, net                                   2,000                  -
   Other operating income                                           369,544            291,384
-----------------------------------------------------------------------------------------------
Total noninterest income                                            938,480            874,072
-----------------------------------------------------------------------------------------------
Noninterest expense
   Salaries and employee benefits                                 1,645,498          1,567,805
   Occupancy and equipment, net                                     534,219            528,731
   Other operating expense                                          702,232            765,011
-----------------------------------------------------------------------------------------------
Total noninterest expense                                         2,881,949          2,861,547
-----------------------------------------------------------------------------------------------
Income before income taxes                                        1,505,829          1,430,179

Income tax expense                                                  418,647            418,275
-----------------------------------------------------------------------------------------------
Net income                                                       $1,087,182         $1,011,904
===============================================================================================
Net income per average share - basic                             $     0.32         $     0.30
===============================================================================================
Average common shares - basic                                     3,385,470          3,413,618

                    See accompanying notes to consolidated financial statements.

                        Southeastern Banking Corporation

                Consolidated Statements of Shareholders' Equity

                                  (Unaudited)



                                                                                              Accumulated
                                                   Additional                                       Other
                                          Common      Paid-In      Retained      Treasury   Comprehensive
                                           Stock      Capital      Earnings         Stock          Income         Total
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            $4,475,996   $1,391,723   $41,327,784   $(2,485,742)      $(369,586)  $44,340,175
Comprehensive income:
    Net income                                -             -     1,011,904             -               -     1,011,904
    Other comprehensive income, net
       of tax effect of $429,880:
        Change in unrealized gains
        (losses) on available-for-sale
         securities                           -             -             -             -         834,473       834,473
                                                                                                            -----------
Comprehensive income                                                                                          1,846,377
                                                                                                            -----------
Cash dividends declared
    ($0.11 per share)                         -             -      (374,447)            -               -      (374,447)
Acquisition of treasury stock                 -             -             -      (488,208)              -      (488,208)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001               $4,475,996   $1,391,723   $41,965,241   $(2,973,950)      $ 464,887   $45,323,897
=======================================================================================================================

Balance, December 31, 2001            $4,475,996   $1,391,723   $42,035,982   $(3,247,718)      $ 941,344   $45,597,327
Comprehensive income:
    Net income                                -             -     1,087,182             -               -     1,087,182
    Other comprehensive income, net
       of tax effect of $321,980:
        Change in unrealized gains
        (losses) on available-for-sale
        securities                            -             -             -             -        (625,020)     (625,020)
                                                                                                            -----------
Comprehensive income                                                                                            462,162
                                                                                                            -----------
Cash dividends declared
    ($0.11 1/2 per share)                     -             -      (389,329)            -               -      (389,329)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002               $4,475,996   $1,391,723   $42,733,835   $(3,247,718)      $ 316,324   $45,670,160
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                        Southeastern Banking Corporation

                      Consolidated Statements of Cash Flows

                                  (Unaudited)

Three Months Ended March 31,                                                    2002            2001
--------------------------------------------------------------------------------------------------------
Operating activities
    Net income                                                              $ 1,087,182     $ 1,011,904
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                               300,000         300,000
        Depreciation                                                            201,024         193,095
        Amortization and accretion, net                                         152,086         (43,011)
        Investment securities gains, net                                         (2,000)              -
        Net losses on other real estate                                          26,215          34,605
        Changes in assets and liabilities:
            Decrease in other assets                                            346,927       1,026,699
            (Decrease) increase in other liabilities                           (635,460)        448,437
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     1,475,974       2,971,729
--------------------------------------------------------------------------------------------------------
Investing activities
    Principal collections and maturities of investment securities:
        Held-to-maturity                                                      1,262,000         230,000
        Available-for-sale                                                   13,243,162      36,028,926
    Purchases of investment securities held-to-maturity                      (1,311,111)     (1,342,264)
    Purchases of investment securities available-for-sale                    (9,509,076)    (19,985,847)
    Net (increase) decrease in loans                                         (1,072,933)      9,334,955
    Proceeds from sales of other real estate                                     41,429             300
    Net funds paid in purchase of branch                                     (7,748,200)              -
    Capital expenditures, net                                                  (360,587)        (78,308)
--------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                          (5,455,316)     24,187,762
--------------------------------------------------------------------------------------------------------
Financing activities
    Net increase in deposits                                                 13,892,917      12,781,941
    Net increase (decrease) in U. S. Treasury demand note                     1,374,224        (463,008)
    Purchase of treasury stock                                                        -        (488,208)
    Dividends paid                                                           (2,268,265)       (721,706)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    12,998,876      11,109,019
--------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                     9,019,534      38,268,510
Cash and cash equivalents at beginning of year                               24,367,021      19,062,283
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31                                       $33,386,555     $57,330,793
========================================================================================================
Supplemental disclosure
    Cash paid during the period
       Interest                                                             $ 2,416,494     $ 2,340,045
    Noncash investing and financing activities
       Real estate acquired through foreclosure                             $    92,441     $ 2,146,402
       Loans made in connection with sales of foreclosed real estate        $    41,175     $         -


          See accompanying notes to consolidated financial statements.

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


1.   Accounting and Reporting Policy for Interim Periods

     The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Recent Accounting Pronouncements

     Business Combinations/Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement of Financial Accounting Standard
     (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. With the adoption of these standards, goodwill is no longer amortized but instead is subject to impairment tests at least annually. The Company adopted SFAS 141 and 142, in entirety, effective January 1, 2002. Adoption of these standards did not have a material impact on the Company's financial position or results of operations.

     Accounting for the Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This standard improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed by sale and by broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 effective January 1, 2002. SFAS 144 did not have a material impact on the consolidated financial statements.

3.   Acquisition

     On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets

                        Southeastern Banking Corporation

                   Notes to Consolidated Financial Statements

                                   (Unaudited)


     with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling approximately $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. A deposit premium of $100,000 was recorded in conjunction with the transaction.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis


This Analysis should be read in conjunction with the 2001 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 1 - 6 of this quarterly filing.

Description of Business

Southeastern Banking Corporation (the Company), with assets of $372 million, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company's principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations, including its new Richmond Hill office, and atm network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels including internet and telephone banking. The Company's insurance subsidiary, SBC Financial Services, Inc. (SBCF), provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies. SBCF had a nominal impact on the Company's financial condition and results of operations at March 31, 2002 and 2001.

Acquisition

On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12.2 million, while assuming deposits and other liabilities totaling approximately $4.27 million. Cash balances applied towards the purchase approximated $8 million. A deposit premium of $100,000 was recorded in conjunction with the transaction. More details on the Richmond Hill acquisition are provided in later sections of this Analysis.

Financial Condition

Consolidated assets exceeded $372 million at March 31, 2002, growing $17,095,652 or 4.81% from year-end 2001 and $9,328,082 or 2.57% from March 31, 2001. The acquisition of the Richmond Hill branch and deposit growth at other SEB locations were the primary factors in the year-to-date increase. Approximately $11.1 million of the 2002 growth year-to-date occurred in the loan portfolio. Offsetting moderate reductions in investment securities, the remainder of the growth was concentrated in federal funds sold. Federal funds sold balances are expected to decline throughout 2002 as funds are reallocated to other earning assets. Loans comprised 51%, investment securities, 44%, and federal funds sold, 5%, of earning assets at March 31, 2002 versus 50%, 48%, and 2% at December 31, 2001. Overall, earning assets aggregated 92% of total assets at March 31, 2002 and year-end 2001. During the year-earlier period, total assets increased $13,403,833 or 3.83%. Increased deposits funded the 2001 growth. Refer to the Liquidity section of this Analysis for additional details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $4,745,035 or 3.01% since December 31, 2001. Purchases of securities during the three month period approximated $10,820,000, and redemptions, $14,503,000. Approximately 60% of securities transactions year-to-date were attributable to various issuers' exercise of call options and other prepayments as a result of interest rate reductions during the last twelve months. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. Although no significant changes occurred in the investment securities mix during the first quarter of 2002, during the preceding twelve months the Company

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis


increased its holdings of mortgage-backed securities, corporates, and municipals to reduce its exposure to Agency securities with call features. At March 31, 2002, mortgage-backed securities, corporates, and municipals comprised 25%, 6%, and 23% of the portfolio. Overall, securities aggregated 44% of earning assets at March 31, 2002, down 400 basis points from year-end 2001 levels. The amortized cost and estimated fair value of investment securities are delineated in the table below:

------------------------------------------------------------------------------------------
Investment Securities by Category        Amortized    Unrealized    Unrealized        Fair
March 31, 2002                                Cost         Gains        Losses       Value
------------------------------------------------------------------------------------------
(In thousands)

Available-for-sale:
     U. S. Government agencies           $  69,687    $      717    $      240    $ 70,164
     Mortgage-backed securities             37,843           226           209      37,860
     Corporates                              9,745            54            68       9,731
------------------------------------------------------------------------------------------
                                           117,275           997           517     117,755
Held-to-maturity:
     States and political subdivisions      35,120           611           232      35,499
------------------------------------------------------------------------------------------
Total investment securities              $ 152,395    $    1,608    $      749    $153,254
------------------------------------------------------------------------------------------

As shown, the market value of the securities portfolio exceeded the cost basis at December 31, 2001; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 6.96% or $11,364,490 since year-end 2001 to exceed $174 million at March 31, 2002. As a percent of deposits, net loans aggregated 55.14% at March 31, 2002 versus 54.69% at December 31, 2001 and 52.42% at March 31, 2001. More than 90%, or $10.3 million, of the 2002 improvement was attributable to the Richmond Hill acquisition. The remaining increase resulted from loan origination at other SEB locations. The commercial and consumer portfolios grew $12,857,442 and $940,955, offsetting overall declines of less than 3.23% in the real estate-construction and real estate-mortgage portfolios. Within the commercial portfolio, nonfarm real estate and agricultural loans grew $7,759,000 and $6,132,612; other commercial/industrial loans and governmental loans fell $531,210 and $502,960. Consumer loans increased 3.10% at March 31, 2002 compared to December 31, 2001. Consumer loans remain the Company's highest-yielding interest-earning asset, and the Company is committed to increasing balances in this portfolio. Real-estate construction balances fell $640,311 during the first quarter of 2002 compared to year-end 2001. Most of the loans in the real estate-construction portfolio are preparatory to customers' attainment of permanent financing or developer's sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent residential mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent residential mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Real estate-mortgage balances fell $1,853,190 or 2.63% in 2002 year-to-date. Although down from year-end 2001 levels, real estate-mortgage loans increased $6,774,350 or 10.97% since March 31, 2001.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis


Despite the current economic slowdown within our markets, management is optimistic that loan volumes will improve, albeit moderately, throughout 2002. Strategies implemented by management to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During the same period last year, net loans declined 6.95% or $12,081,971. Declines in the commercial and real estate-construction portfolio were the primary factors in the 2001 results. Loans outstanding are presented by type in the table below:

----------------------------------------------------------------------------------
                                              March 31,   December 31,   March 31,
Loans by Category                                  2002           2001        2001
----------------------------------------------------------------------------------
(In thousands)

Commercial, financial, and agricultural/1/   $   68,923   $     56,065   $  60,357
Real estate - construction                        6,318          6,959       6,926
Real estate - mortgage/2/                        68,507         70,361      61,735
Consumer, including credit cards                 31,362         30,420      33,356
----------------------------------------------------------------------------------
         Loans, gross                           175,110        163,805     162,374
         Unearned income                            397            457         654
----------------------------------------------------------------------------------
              Loans, net                     $  174,713   $    163,348   $ 161,720
----------------------------------------------------------------------------------

/1/  Includes obligations of states and political subdivisions.
/2/  Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company's loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2002 and December 31, 2001, gross loans secured by real estate approximated $120,830,000 and $109,842,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company's operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $23,648,000 at March 31, 2002; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.


Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets approximated $2,106,000 at March 31, 2002, down $92,000 or 4.19% from year-end 2001 and more significantly, down 49.54% or $2,068,000 from March 31, 2001. As a percent of total assets, nonperforming assets totaled 0.57% at March 31, 2002 versus 0.62% at December 31, 2001 and 1.15% at March 31, 2001. The fluctuation in nonperforming asset balances at March 31, 2002 versus 2001 resulted predominantly from a single commercial real estate loan. Specifically, foreclosed real estate balances at March 31, 2001 included $1,975,000 pertaining to an impaired real estate loan. This loan, secured by a first lien on income-producing commercial real estate, was initially charged-off by $400,000 in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. This property was sold to a third party in August 2001. Pending furtherance of various legal proceedings, management is optimistic that various costs associated with the property may ultimately be recovered.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis

Included in nonaccrual balances for all periods presented is a single credit with principal balances aggregating $615,000. This credit, secured by timber and farmlands with accompanying tobacco and peanut allotments, was not substantially past due, and its impairment could not be reasonably measured prior to 2001. Due to a loan-to-appraised value ratio of less than 55%, no loss, other than possibly foregone interest, is expected on these loans. Foreclosure of the real estate collateral was initially stalled by bankruptcy proceedings, but in March 2002, the bankruptcy court ordered the borrower to make cash payments and sell certain parcels of real estate; if not sold within the prescribed time, the real estate parcels will be auctioned. At March 31, 2002 and year-end 2001, nonaccrual balances also included loans to four other borrowers averaging $222,000 each. Due to the underlying collateral coverage, no material losses, if any, are expected on these credits. No material loans have been transferred to nonaccrual status during 2002 year-to-date. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. Exclusive of the credits specifically discussed in the preceding paragraphs, the allowance for loan losses approximated 12.89X the nonperforming loans balance at March 31, 2002 versus 8.29X at year-end 2001 and 2.87X a year ago.

Loans past due 90 or more days totaled $1,644,000, or less than 1% of net loans, at March 31, 2002. The table below provides further information about nonperforming assets and loans past due 90 days or more:

---------------------------------------------------------------------------------------
                                                   March 31,   December 31,   March 31,
Nonperforming Assets                                    2002           2001        2001
---------------------------------------------------------------------------------------
(In thousands)

Nonaccrual loans:
         Commercial, financial, and agricultural   $   1,265   $      1,275   $   1,110
         Real estate - construction                        -              -           -
         Real estate - mortgage                          498            588         149
         Consumer, including credit cards                  4             18          20
---------------------------------------------------------------------------------------
              Total nonaccrual loans                   1,767          1,881       1,279
Restructured loans/1/                                      -              -         331
---------------------------------------------------------------------------------------
              Total nonperforming loans                1,767          1,881       1,610
Foreclosed real estate/2/                                339            317       2,564
---------------------------------------------------------------------------------------
Total nonperforming assets                         $   2,106   $      2,198   $   4,174
---------------------------------------------------------------------------------------
Accruing loans past due 90 days or more            $   1,644   $      1,528   $   1,397
---------------------------------------------------------------------------------------

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

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis


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

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. At March 31, 2002, the Company's allowance totaled $3,402,954, or 1.95% of period-end loans. Net charge-offs totaled $31,640, down significantly, or $568,976, from 2001's $600,616, which was up $499,655 from 2000. Approximately one-half of the high charge-offs at March 31, 2001 were attributable to the large nonperforming loan discussed earlier. Long-term strategies implemented by management the last several years to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. Activity in the allowance is presented in the table below:

-----------------------------------------------------------------------------------------------------
Allowance for Loan Losses
Three Months Ended March 31,                                       2002          2001           2000
-----------------------------------------------------------------------------------------------------
(Dollars in thousands)

Allowance for loan losses at beginning of year                 $  3,135      $  3,160       $  3,223
Provision for loan losses                                           300           300            300
Charge-offs:
         Commercial, financial, and agricultural                      6           433             34
         Real estate - construction                                   -             -              -
         Real estate - mortgage                                       -            68             25
         Consumer, including credit cards                           106           204            192
-----------------------------------------------------------------------------------------------------
                  Total charge-offs                                 112           705            251
-----------------------------------------------------------------------------------------------------
Recoveries:
         Commercial, financial, and agricultural                      2             6             13
         Real estate - construction                                   -             -              -
         Real estate - mortgage                                       1             1             15
         Consumer, including credit cards                            77            97            122
-----------------------------------------------------------------------------------------------------
                  Total recoveries                                   80           104            150
-----------------------------------------------------------------------------------------------------
Net charge-offs                                                      32           601            101
-----------------------------------------------------------------------------------------------------
Allowance for loan losses at March 31                          $  3,403      $  2,859       $  3,422
-----------------------------------------------------------------------------------------------------
Net loans outstanding/1/ at March 31                           $174,713      $161,720       $173,475
-----------------------------------------------------------------------------------------------------
Average net loans outstanding/1/ at March 31                   $172,556      $168,255       $166,406
-----------------------------------------------------------------------------------------------------
Ratios:
         Allowance to net loans                                   1.95%         1.77%          1.97%
-----------------------------------------------------------------------------------------------------
         Net charge-offs to average loans                         0.07%         1.45%          0.24%
-----------------------------------------------------------------------------------------------------
         Provision to average loans                               0.70%         0.71%          0.72%
-----------------------------------------------------------------------------------------------------

/1/Net of unearned income

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis


The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB's Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company's markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss migration analysis and current loan charge-off trends. The loss migration analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss migration and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and may revise the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2002. The Richmond Hill acquisition did not materially affect the allowance for loan losses.

Other Commitments

Other than the pending purchase of various computer equipment approximating $180,000 and renovation of the Darien office, the Company had no material plans or commitments for capital expenditures as of March 31, 2002.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2002, loans(1) and investment securities with carrying values exceeding $64 million and $7 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company's liquidity position is

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis


further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company's largest and most cost-effective source of funding, comprised 89% of the funding base at March 31, 2002, virtually unchanged from 88% at December 31, 2001. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,867,377 at March 31, 2002 versus $5,493,153 at year-end 2001. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at December 31, 2001 totaled $3,000,000, of which $1,867,377 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $24,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB's total assets; at March 31, 2002, unused borrowings approximated $55 million. Refer to the subsection entitled FHLB Advances for details on the Company's outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits approximated $317 million at March 31, 2002, up $18,157,299 or 6.08% from December 31, 2001. The majority, or 84.13%, of the deposit growth at March 31, 2002 was attributable to interest-bearing balances. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances jumped $10,036,000 or 11.93% since year-end 2001 and 22.25% since March 31, 2001. Overall, interest-bearing deposits comprised 80.84%, and noninterest-bearing deposits, 19.16%, of total deposits at March 31, 2002. The distribution of interest-bearing balances at March 31 and certain comparable quarter-end dates is shown in the table below:

----------------------------------------------------------------------------------------------------------------------
                                                March 31, 2002          December 31, 2001          March 31, 2001
                                          ------------------------- ------------------------- ------------------------
                                                          Percent                   Percent                  Percent
Deposits                                     Balances     of Total     Balances     of Total    Balances     of Total
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Interest-bearing demand deposits/1/          $ 64,366       25.13%     $ 54,050       22.44%    $ 54,322       21.65%
Savings                                        94,176       36.76%       84,140       34.93%      77,038       30.70%
Time certificates (less than) $100,000         62,647       24.46%       66,145       27.46%      73,550       29.30%
Time certificates >= $100,000                  34,967       13.65%       36,546       15.17%      46,056       18.35%
----------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits              $256,156      100.00%     $240,881      100.00%    $250,966      100.00%
----------------------------------------------------------------------------------------------------------------------

/1/NOW and money market accounts.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis

Approximately 82% of time certificates at March 31, 2002 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.


FHLB Advances

Advances outstanding with the FHLB totaled $5 million at March 31, 2002, unchanged from year-end 2001. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $74,000. Mortgage-backed securities with aggregate carrying values of approximately $8.7 million were pledged to collateralize current and future advances under this line of credit.


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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company's interest rate sensitivity position at March 31, 2002.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis

---------------------------------------------------------------------------------------------------------
                                                             Repricing Within
                                            -------------------------------------------------
                                                                                         More
Interest Rate Sensitivity                       0 - 3         4 - 12   One - Five   Than Five
March 31, 2002                                 Months         Months        Years       Years      Total
-----------------------------------------   ---------   ------------   ----------   ---------   --------
(Dollars in thousands)

Interest Rate Sensitive Assets
  Federal funds sold                        $  18,664                                           $ 18,664
  Securities/1/                                 3,135   $      4,765   $   93,528   $  50,967    152,395
  Loans, gross/2/                              76,975         19,011       59,246      18,111    173,343
-----------------------------------------   ---------   ------------   ----------   ---------   --------
     Total interest rate sensitive assets      98,774         23,776      152,774      69,078    344,402
-----------------------------------------   ---------   ------------   ----------   ---------   --------

Interest Rate Sensitive Liabilities
  Deposits/3/                                 182,117         55,998       17,981          60    256,156
  U.S. Treasury demand note                     1,867              -            -           -      1,867
  Federal Home Loan Bank advances                   -                           -       5,000      5,000
-----------------------------------------   ---------   ------------   ----------   ---------   --------
     Total interest rate sensitive
         liabilities                          183,984         55,998       17,981       5,060    263,023
-----------------------------------------   ---------   ------------   ----------   ---------   --------
Interest rate sensitivity gap               $(85,210)   $    (32,222)  $  134,793   $  64,018   $ 81,379
-----------------------------------------   ---------   ------------   ----------   ---------   --------
Cumulative gap                              $(85,210)   $   (117,432)  $   17,361   $  81,379
-----------------------------------------   ---------   ------------   ----------   ---------   --------
Ratio of cumulative gap to total
         rate sensitive assets               (24.74)%         (34.10)%       5.04%      23.63%
-----------------------------------------   ---------   ------------   ----------   ---------   --------
Ratio of cumulative rate sensitive
    assets to rate sensitive liabilities       53.69%          51.07 %     106.73%     130.94%
-----------------------------------------   ---------   ------------   ----------   ---------   --------
Cumulative gap at December 31, 2001         $(91,212)   $   (113,943)  $   11,932   $  79,324
-----------------------------------------   ---------   ------------   ----------   ---------   --------
Cumulative gap at March 31, 2001            $(60,755)   $    (92,331)  $   21,870   $  78,285
-----------------------------------------   ---------   ------------   ----------   ---------   --------

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

As shown in the table above, the Company's gap position remained negative through the short-term repricing intervals at March 31, 2002, totaling $(85,210) at three months and $(117,432) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at March 31, 2002 totaled $44,894 at three months and $12,672 at twelve months. The widening of the short-term gap position at March 31, 2002 versus 2001 was primarily attributable to federal funds sold. Although federal funds sold balances increased $11,084,000 from year-end 2001, balances dropped more than 56% from March 31, 2001. The gap position is expected to widen further throughout 2002 as federal funds sold are reallocated to other earning assets. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans(2) and securities(1) will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis


In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company's latest analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 5% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company's net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include:
a) Certain deposit accounts, in particular, interest-bearing demand deposits, rarely reprice and therefore, have limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated in both 2001 and 2002, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001, can materially impact estimated results. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet.

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

As expected, capital ratios have declined slightly since year-end 2001 due largely to the Richmond Hill acquisition. Capital ratios for the most recent periods are presented in the table below:

--------------------------------------------------------------------------------
                                            March 31,   December 31,   March 31,
Capital Ratios                                   2002           2001        2001
--------------------------------------------------------------------------------
(Dollars in thousands)

Tier 1 capital:
  Realized shareholders' equity               $45,354        $44,656     $44,859
  Intangible assets and other adjustments       (968)          (905)     (1,070)
--------------------------------------------------------------------------------
    Total Tier 1 capital                       44,386         43,751      43,789
--------------------------------------------------------------------------------
Tier 2 capital:
  Portion of allowance for loan losses          2,528          2,342       2,307
  Allowable long-term debt                          -              -           -
--------------------------------------------------------------------------------
    Total Tier 2 capital                        2,528          2,342       2,307
--------------------------------------------------------------------------------
Total risk-based capital                      $46,914        $46,093     $46,096
================================================================================
Risk-weighted assets                         $201,389       $186,565    $184,023
================================================================================
Risk-based ratios:
  Tier 1 capital                               22.04%         23.45%      23.80%
================================================================================
  Total risk-based capital                     23.30%         24.71%      25.05%
================================================================================
  Tier 1 leverage ratio                        12.15%         12.32%      12.38%
================================================================================
Realized shareholders' equity to assets        12.19%         12.60%      12.37%
================================================================================

Book value per share grew $0.21 or 1.59% during the three month period to $13.40 at March 31, 2002. Dividends declared totaled $0.11 1/2, up 4.55% or $0.005 from 2001, which was up 10.00% from 2000. For more specifics on the Company's dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $625,020 at March 31, 2002 compared to year-end 2001. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

On March 14, 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In 2000 and 2001, the Company purchased 195,327 shares on the open market and through private transactions at an average price of $16.63 per share. No treasury stock purchases have been made in 2002 year-to-date. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $3,752,282. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 25% or $523,000 of the $2,092,000 in cash dividends available to the Company in 2002 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2002 first quarter totaled $1,087,182, up $75,278 or 7.44% from 2001. On a per share basis, quarterly earnings grew $0.02 to $0.32 at March 31, 2002 from $0.30 in 2001. Likewise, the return on beginning equity increased 69 basis points to 9.74% at March 31, 2002 from 9.05% a year ago. A $64,408 improvement in noninterest income was the dominant factor in the 2002 results year-to-date. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $31,644, or less than 1%, during the first three months of 2002 compared to 2001. The net interest margin approximated 4.62% at March 31, 2002 versus 4.71% a year ago; the interest rate spread, 3.85% versus 3.59%. Interest income on all earning assets other than tax-exempt securities declined from 2001 results. Specifically, interest earnings on loans, taxable securities, federal funds sold, and other earning assets declined $615,872, $121,607, $262,310, and $3,832 from same period results in 2001 while earnings on tax-exempt securities increased $68,399 or 22.36%. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2002 results. On average, asset yields totaled 7.03% at March 31, 2002, down 134 basis points from 2001. Interest expense on deposits and other borrowed funds fell $966,866 or 32.01% during the first quarter of 2002 versus 2001. Similarly, cost of funds declined 160 basis points to 3.18% at March 31, 2002 from 4.78% in 2001. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2002. Reallocation of federal funds sold balances to other earning assets, anticipated loan growth in Richmond Hill and other locations, as well as reduced pricing on deposits are expected to alleviate declines in securities yields. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of any rate hikes promulgated by the Federal Reserve in 2002; variable loans comprised approximately 38% of total loans at March 31, 2002.

The intense competition for loans and deposits continues in 2002 and shows no sign of abating. The high number of new and existing financial institutions in the Company's market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management's strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis


Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

------------------------------------------------------------------------------------------------------------------------
                                                              2002                                 2001
                                              --------------------------------------------------------------------------
Average Balances/6/                               Average      Income/     Yields/    Average       Income/       Yields/
Three Months Ended March 31,                     Balances      Expense      Rates     Balances      Expense       Rates
------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Assets
Interest-earning assets:

   Loans, net/1/,/2/,/4/                         $172,556      $ 3,710      8.60%     $168,255      $ 4,332      10.30%
   Federal funds sold                              14,130           58      1.70%       24,328          320       5.26%
   Taxable investment securities/3/               121,960        1,652      5.42%      112,053        1,774       6.33%
   Tax-exempt investment securities/3/,/4/         31,873          567      7.12%       24,375          463       7.60%
   Other assets                                     1,088           16      5.88%        1,088           19       6.99%
------------------------------------------------------------------------------------------------------------------------
        Total interest-earning assets            $341,607      $ 6,003      7.03%     $330,099      $ 6,908       8.37%
------------------------------------------------------------------------------------------------------------------------

Liabilities
Interest-bearing liabilities:
   Interest-bearing demand deposits/5/            $62,186      $   377      2.42%     $ 53,527      $   384       2.87%
   Savings                                         90,037          504      2.24%       75,318          778       4.13%
   Time deposits                                   99,951        1,095      4.38%      118,021        1,775       6.02%
   U. S. Treasury demand note                       1,099            4      1.46%          783           10       5.11%
   Federal Home Loan Bank advances                  5,000           74      6.00%        5,000           74       6.00%
------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities        $258,273      $ 2,054      3.18%     $252,649      $ 3,021       4.78%
------------------------------------------------------------------------------------------------------------------------
Excess of interest-earning assets
      over interest-bearing liabilities           $83,334                             $ 77,450
------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                        3.85%                                 3.59%
------------------------------------------------------------------------------------------------------------------------
Net interest income                                            $ 3,949                              $ 3,887
------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                         4.62%                                 4.71%
------------------------------------------------------------------------------------------------------------------------

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

                        Southeastern Banking Corporation

                      Management's Discussion and Analysis

Noninterest Income and Expense

Noninterest income grew $64,408, or 7.37%, at March 31, 2002 compared to 2001. A 26.82% or $78,160 improvement in other operating income, partially offset by a 2.70% decline in service charges on deposit accounts, was the key factor in the three month results. Mortgage origination fees led the improvement in other operating income, growing an appreciative $79,268 or 121.37% year-to-date. By type and amount, the chief components of other operating income at March 31, 2002 were mortgage origination fees, $144,581; commissions on the sale of credit life insurance (generated by SEB), $48,012; surcharge fees - atm, $31,767; safe deposit box rentals, $42,499; and income on sale of check products, $16,388. Together, these five income items comprised 76.65% of other operating income at March 31, 2002. Salaries and employee benefits increased $77,693 or 4.96% at March 31, 2002 compared to 2001. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2002. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2002. When compared to the prior year, net occupancy and equipment expense increased a negligible $5,488, or 1.04%, during the first three months of 2002 compared to 2001. Other operating expenses declined $62,779 or 8.21% at March 31, 2002 compared to 2001. Operating costs associated with a major parcel of foreclosed commercial real estate, as discussed in earlier sections of this Analysis, accounted for the bulk of the 2002-2001 fluctuation. No individual component of other operating expenses aggregated or exceeded 10% of the total at March 31, 2002 or 2001.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4, which was amended by SFAS No. 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 will not have a current impact on the Company's consolidated financial statements.

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

                                   Signatures

Item 1.   Legal Proceedings
          (Not Applicable)

Item 2.   Changes in Securities
          (Not Applicable)

Item 3.   Defaults Upon Senior Securities
          (Not Applicable)

Item 4.   Submission of Matters to a Vote of Security Holders
          (Not Applicable)

Item 5.   Other Information
          (Not Applicable)

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Index to Exhibits - NONE

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


                                       SOUTHEASTERN BANKING CORPORATION
                                       (Registrant)



                                       By: /s/ ALYSON G. BEASLEY
                                          -------------------------------------
                                            Alyson G. Beasley, Vice President


Date:     May 15, 2002
     ----------------------