Form 10-Q
period 2002-06-30
SOUTHEASTERN BANKING CORP
filed 2002-08-14
CIK 353386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 2-83157

SOUTHEASTERN BANKING CORPORATION
(Exact name of Registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-1423423 (IRS Employer Identification No.)

P.O. BOX 455, 1010 NORTHWAY STREET, DARIEN, GEORGIA (Address of principal executive offices)	31305 (Zip Code)

(912) 437 - 4141
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                 NO ☐

As of July 31, 2002, 3,333,139 shares of the Registrant’s common stock, par value $1.25 per share, were outstanding.

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) June 30, 2002	December 31, 2001

Assets

Cash and due from banks	$16,697,957	$16,787,021
Federal funds sold	13,691,000	7,580,000

Cash and cash equivalents	30,388,957	24,367,021

Investment securities
Held-to-maturity (market value of approximately $38,021,000 and $35,451,000 at June 30, 2002 and December 31, 2001)	36,818,476	35,090,649
Available-for-sale, at market value	110,403,881	122,529,275

Total investment securities	147,222,357	157,619,924

Loans, gross	177,272,369	163,805,412
Unearned income	(410,732)	(457,087)
Allowance for loan losses	(3,502,858)	(3,134,594)

Loans, net	173,358,779	160,213,731

Premises and equipment, net	8,262,127	6,675,354
Intangible assets	929,952	904,836
Other assets	5,144,152	5,433,949

Total Assets	$365,306,324	$355,214,815

Liabilities and Shareholders’ Equity

Liabilities

Noninterest-bearing deposits	$59,706,907	$57,826,266
Interest-bearing deposits	248,802,142	240,880,561

Total deposits	308,509,049	298,706,827

U. S. Treasury demand note	1,081,958	493,153
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,815,645	5,417,508

Total liabilities	317,406,652	309,617,488

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued 3,385,470 shares outstanding)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	43,544,193	42,035,982
Treasury stock, at cost (195,327 shares)	(3,247,718)	(3,247,718)

Realized shareholders’ equity	46,164,194	44,655,983
Accumulated other comprehensive income - unrealized gains on available-for-sale securities, net of tax	1,735,478	941,344

Total shareholders’ equity	47,899,672	45,597,327

Total Liabilities and Shareholders’ Equity	$365,306,324	$355,214,815

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income
(Unaudited)

	Quarter		Six Months

Period Ended June 30,	2002	2001	2002	2001

Interest income
Loans, including fees	$3,821,697	$4,150,589	$7,525,034	$8,469,798
Federal funds sold	66,894	308,139	124,696	628,251
Investment securities
Taxable	1,554,960	1,817,743	3,207,374	3,591,764
Tax-exempt	388,318	325,196	762,570	631,049
Other assets	14,495	22,978	30,000	42,315

Total interest income	5,846,364	6,624,645	11,649,674	13,363,177

Interest expense
Deposits	1,868,606	2,849,289	3,844,400	5,785,802
U. S. Treasury demand note	1,659	7,928	5,877	18,293
Federal Home Loan Bank advances	74,822	74,822	148,822	148,822

Total interest expense	1,945,087	2,932,039	3,999,099	5,952,917

Net interest income	3,901,277	3,692,606	7,650,575	7,410,260

Provision for loan losses	282,500	300,000	582,500	600,000

Net interest income after provision for loan losses	3,618,777	3,392,606	7,068,075	6,810,260

Noninterest income
Service charges on deposit accounts	634,661	579,416	1,201,597	1,162,104
Investment securities gains, net	2,374	—	4,374	—
Other operating income	248,016	250,641	617,560	542,025

Total noninterest income	885,051	830,057	1,823,531	1,704,129

Noninterest expense
Salaries and employee benefits	1,601,369	1,545,720	3,246,867	3,113,525
Occupancy and equipment, net	557,075	496,566	1,091,294	1,025,297
Other operating expense	673,123	776,138	1,375,355	1,541,149

Total noninterest expense	2,831,567	2,818,424	5,713,516	5,679,971

Income before income taxes	1,672,261	1,404,239	3,178,090	2,834,418

Income tax expense	472,573	396,071	891,220	814,346

Net income	$1,199,688	$1,008,168	$2,286,870	$2,020,072

Net income per share – basic	$0.35	$0.29	$0.68	$0.59

Weighted average common shares outstanding	3,385,470	3,399,030	3,385,470	3,406,394

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock	Additional Paid – In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2000	$4,475,996	$1,391,723	$41,327,784	$(2,485,742)	$(369,586)	$44,340,175
Comprehensive income:
Net income	—	—	2,020,072	—	—	2,020,072
Other comprehensive income, net of tax effect of $424,556:
Change in unrealized gains (losses) on available - for - sale securities	—	—	—	—	824,139	824,139

Comprehensive income						2,844,211

Cash dividends declared ($ 0.22 per share)	—	—	(747,684)	—	—	(747,684)
Acquisition of treasury stock	—	—	—	(650,708)	—	(650,708)

Balance, June 30, 2001	$4,475,996	$1,391,723	$42,600,172	$(3,136,450)	$454,553	$45,785,994

Balance, December 31, 2001	$4,475,996	$1,391,723	$42,035,982	$(3,247,718)	$941,344	$45,597,327
Comprehensive income:
Net income	—	—	2,286,870	—	—	2,286,870
Other comprehensive income, net of tax effect of $409,099:
Change in unrealized gains (losses) on available - for - sale securities	—	—	—	—	794,134	794,134

Comprehensive income						3,081,004

Cash dividends declared ($0.23 per share)	—	—	(778,659)	—	—	(778,659)

Balance, June 30, 2002	$4,475,996	$1,391,723	$43,544,193	$(3,247,718)	$1,735,478	$47,899,672

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2002	2001

Operating activities
Net income	$2,286,870	$2,020,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	582,500	600,000
Depreciation	406,147	384,461
Amortization and accretion, net	302,744	(103,893)
Investment securities gains, net	(4,374)	—
Net losses on other real estater	11,012	66,648
Changes in assets and liabilities:
(Increase) decrease in other assets	(54,110)	393,718
Decrease in other liabilities	(938,132)	(45,736)

Net cash provided by operating activities	2,592,657	3,315,270

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	1,282,000	966,300
Available-for-sale	31,014,760	64,051,788
Purchases of investment securities held-to-maturity	(3,055,210)	(4,466,838)
Purchases of investment securities available-for-sale	(17,864,235)	(61,453,442)
Net (increase) decrease in loans	(3,333,452)	7,303,407
Proceeds from sales of other real estate	154,121	75,743
Net funds paid in purchase of branch	(7,748,200)	—
Capital expenditures, net	(489,555)	(198,272)

Net cash (used in) provided by investing activities	(39,771)	6,278,686

Financing activities
Net increase in deposits	5,537,840	8,196,597
Net increase in U. S. Treasury demand note	588,805	955,554
Purchase of treasury stock	—	(650,708)
Dividends paid	(2,657,595)	(1,096,153)

Net cash provided by financing activities	3,469,050	7,405,290

Net increase in cash and cash equivalents	6,021,936	16,999,246
Cash and cash equivalents at beginning of period	24,367,021	19,062,283

Cash and cash equivalents at end of period	$30,388,957	$36,061,529

Supplemental disclosure
Cash paid during the period
Interest	$4,592,537	$6,015,867
Income taxes	$985,000	$770,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$92,441	$2,283,941
Loans made in connection with sales of foreclosed real estate	$112,074	$32,500

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements
(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 2002 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Recent Accounting Pronouncements

Business Combinations/Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, and SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. These standards require all future business combinations to be accounted for using the purchase method of accounting. With the adoption of these standards, goodwill is no longer amortized but instead is subject to impairment tests at least annually. The Company adopted SFAS 141 and 142, in entirety, effective January 1, 2002. Adoption of these standards did not have a material impact on the Company’s financial position or results of operations.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which previously governed impairment of long-lived assets, and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which addressed the disposal of a business segment. This standard improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed by sale and by broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 effective January 1, 2002. SFAS 144 did not have a material impact on the consolidated financial statements.

Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 4, which was amended by SFAS No. 64,

Southeastern Banking Corporation

Notes to Consolidated Financial Statements
(Unaudited)

required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. With the elimination of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 will not have a current impact on the Company’s consolidated financial statements

.Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Generally, SFAS No. 146 stipulates that defined exit costs, including restructuring and employee termination costs, are to be recorded on an incurred rather than commitment basis. This standard is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a significant impact on the consolidated financial statements.

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

4.

Treasury Stock

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In 2000 and 2001, the Company purchased 195,327 shares on the open market and through private transactions at an average purchase price of $16.63 per share. Subsequent to June 30, 2002, the Company purchased an additional 52,331 shares at a purchase price of $16.75. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $2,875,738. Any acquisition of additional shares will be dictated by market conditions.

Southeastern Banking Corporation

Management’s Discussion and Analysis

This Analysis should be read in conjunction with the 2001 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 1 – 6 of this quarterly filing.

Description of Business

Southeastern Banking Corporation (the Company), with assets of $365 million, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations, including its new Richmond Hill office, and atm network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels including internet and telephone banking. The Company’s insurance subsidiary, SBC Financial Services, Inc. (SBCF), provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies. SBCF had a nominal impact on the Company’s financial condition and results of operations at June 30, 2002 and 2001.

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

Financial Condition

Consolidated assets exceeded $365 million at June 30, 2002, growing $10,091,509 or 2.84% from year-end 2001 and $5,524,007 or 1.54% from June 30, 2001. The acquisition of the Richmond Hill branch and deposit growth at other SEB locations were the primary factors in the year-to-date increase. Approximately $13.1 million of the 2002 growth year-to-date occurred in the loan portfolio. Offsetting moderate reductions in investment securities, the remainder of the growth was concentrated in federal funds sold. Federal funds sold balances are expected to decline during the second half of 2002 as funds are reallocated to other earning assets. Loans comprised 52%, investment securities, 44%, and federal funds sold, 4%, of earning assets at June 30, 2002 versus 50%, 48%, and 2% at December 31, 2001. Overall, earning assets aggregated 92% of total assets at June 30, 2002 and year-end 2001. During the year-earlier period, total assets increased $10,203,765 or 2.92%. Increased deposits funded t he 2001 growth. Refer to the Liquidity section of this Analysis for additional details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $10,397,567 or 6.60% since December 31, 2001. Purchases of securities during the three month period approximated $20,919,000, and redemptions, $32,292,000. Approximately 65% of securities transactions year-to-date were attributable to various issuers’ exercise of call options and other prepayments as a result of interest rate reductions during the last twelve months. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. Although no significant changes occurred in the investment securities mix during the first half of 2002, during the preceding twelve months the Company increased its holdings of mortgage-backed securities, corporates, and municipals to reduce its exposure

Southeastern Banking Corporation

Management’s Discussion and Analysis
June 30, 2002

to Agency securities with call features. At June 30, 2002, mortgage-backed securities, corporates, and municipals comprised 26%, 7%, and 25% of the portfolio. Overall, securities aggregated 44% of earning assets at June 30, 2002, down 400 basis points from year-end 2001 levels. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category June 30, 2002	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

(In thousands )
Available-for-sale:
U. S. Government agencies	$58,851	$1,270	$8	$60,113
Mortgage-backed securities	38,192	925	6	39,111
Corporates	10,732	448	—	11,180

	107,775	2,643	14	110,404
Held-to-maturity:
States and political subdivisions	36,818	1,279	76	38,021

Total investment securities	$144,593	$3,922	$90	$148,425

As shown, the market value of the securities portfolio exceeded the cost basis at June 30, 2002; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 8.27% or $13,513,312 since year-end 2001 to exceed $176 million at June 30, 2002. As a percent of deposits, net loans aggregated 57.33% at June 30, 2002 versus 54.69% at December 31, 2001 and 53.75% at June 30, 2001. More than 75%, or $10.3 million, of the 2002 improvement was attributable to the Richmond Hill acquisition. The remaining increase resulted from loan origination at other SEB locations. The commercial portfolio grew $20,341,823, offsetting overall declines of 6.38% in the consumer and real estate – mortgage/construction portfolios. Within the commercial portfolio, nonfarm real estate, agricultural, and other commercial/industrial loans grew $16,158,401, $3,471,533, and $1,231,201; governmental loans fell $519,312. Consumer loans declined $4,408,523 or 14.49% during the first half of 2002 compared to year-end 2001. A softening of consumer demand in the Company’s trade areas was the chief element in the 2002 results. Consumer loans remain the Company’s highest-yielding interest-earning asset, and the Company is committed to reversing the decline in this portfolio. On a combined basis, real estate – mortgage and construction loans fell $2,466,343 or 3.19% in 2002 year-to-date. Although down from year-end 2001 levels, real estate – mortgage and construction loans increased $2,631,000 or 3.64% since June 30, 2001. The growth within these real estate loans has been concentrated in the construction sector. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent residential mortgages for new construction, it traditionally does not hold or service mortgage loans with maturities greater than 15 years for its own portfolio. Rather, permanent residential mor tgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details.

Despite the current economic slowdown within our markets, management is optimistic that overall loan volumes will remain higher in 2002 than 2001. Strategies implemented by management to increase loan

Southeastern Banking Corporation

Management’s Discussion and Analysis

production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During the same period last year, net loans declined 6.00% or $10,431,536. Declines within the commercial portfolio were the primary factors in the 2001 results. Loans outstanding are presented by type in the table below:

Loans by Category	June 30, 2002	December 31, 2001	June 30, 2001

(In thousands)
Commercial, financial, and agricultural1	$76,407	$56,065	$59,585
Real estate – construction(3)	14,489	6,959	6,634
Real estate - residential mortgage(2, 3)	60,363	70,361	65,587
Consumer, including credit cards	26,013	30,420	32,158

Loans, gross	177,272	163,805	163,964
Unearned income	411	457	593

Loans, net	$176,861	$163,348	$163,371

______________

1	Includes obligations of states and political subdivisions.
2	Typically have final maturities of 15 years or less.
3	To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2002 and December 31, 2001, gross loans secured by real estate approximated $126,618,000 and $109,842,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $21,223,000 at mid-year 2002; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets approximated $1,942,000 at June 30, 2002, down $256,000 or 11.65% from year-end 2001 and more significantly, down 48.72% or $1,845,000 from June 30, 2001. As a percent of total assets, nonperforming assets totaled 0.53% at June 30, 2002 versus 0.62% at December 31, 2001 and 1.05% at June 30, 2001. The fluctuation in nonperforming asset balances at June 30, 2002 versus 2001 resulted predominantly from a single commercial real estate loan. Specifically, foreclosed real estate balances at mid-year 2001 included $1,975,000 pertaining to an impaired real estate loan. This loan, secured by a first lien on income-producing commercial real estate, was initially charged-off by $400,000 in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. This property was sold to a third party in August 2001. Pending furtherance of various legal proceedings, management is optimistic that various costs associated with the property may ultimately be recovered.

Included in nonaccrual balances is a single credit with principal balances which aggregated $578,000 at June 30, 2002 and $615,000 in 2001. This credit, secured by timber and farmlands with accompanying tobacco and peanut allotments, was not substantially past due, and its impairment could not be

Southeastern Banking Corporation

Management’s Discussion and Analysis

reasonably measured prior to 2001. Due to a loan-to-appraised value ratio of less than 55%, no loss is expected on these loans. Foreclosure of the real estate collateral was initially stalled by bankruptcy proceedings, but in March 2002, the bankruptcy court ordered the borrower to make cash payments and sell certain parcels of real estate. Cash payments of $37,000 were made in June, and an auction of approximately 18% of the real estate collateral is scheduled for mid-August. Future sale or foreclosure of the remaining real estate collateral will hinge on the borrower’s ability to make cash payments mandated by the bankruptcy court. Cash payments of $75,000 are due annually beginning December 2002.

At June 30, 2002 and year-end 2001, nonaccrual balances also included loans to four other borrowers averaging $222,000 each. Due to the underlying collateral coverage, no material losses, if any, are expected on these credits. No material loans have been transferred to nonaccrual status during 2002 year-to-date. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. Exclusive of the credits specifically discussed in the preceding paragraphs, the allowance for loan losses approximated 11.45X the nonperforming loans balance at June 30, 2002 versus 8.29X at year-end 2001 and 4.42X a year ago.

Loans past due 90 days or more approximated $1,523,000, or less than 1% of net loans, at June 30, 2002. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

	June 30,	December 31,	June 30,
Nonperforming Assets	2002	2001	2001

(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$1,221	$1,275	$862
Real estate – construction	—	—	—
Real estate – mortgage	499	588	81
Consumer, including credit cards	52	18	5

Total nonaccrual loans	1,772	1,881	948
Restructured loans(1)	—	—	319

Total nonperforming loans	1,772	1,881	1,267
Foreclosed real estate(2)	170	317	2,520

Total nonperforming assets	$1,942	$2,198	$3,787

Accruing loans past due 90 days or more	$1,523	$1,528	$1,415

______________

1	Does not include restructured loans that yield a market rate.
2	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) the income on the loan is recognized using the cash versus accrual basis of accounting due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlyi ng real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan switched to nonaccrual status is reversed. Interest income on nonaccrual

Southeastern Banking Corporation

Management’s Discussion and Analysis

loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower’s financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the footnotes accompanying the consolidated financial statements for more details on the Company’s accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. At June 30, 2002, the Company’s allowance totaled $3,502,858, or 1.98% of period-end loans. Net charge-offs totaled $214,236, down significantly, or 75.56%, from 2001’s $876,689, which was up $578,915 from 2000. Approximately 34% of the high charge-offs at June 30, 2001 were attributable to the large nonperforming loan discussed earlier. Long-term strategies implemented by management the last several years to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The six-month provision from income totaled $582,500 at June 30, 2002. Activity in the allowance is presented in the table below:

Allowance for Loan Losses
Six Months Ended June 30,	2002	2001	2000

(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,135	$3,160	$3,223
Provision for loan losses	583	600	600
Charge-offs:
Commercial, financial, and agricultural	55	564	88
Real estate – construction	2	—	—
Real estate – mortgage	74	91	55
Consumer, including credit cards	222	405	415

Total charge-offs	353	1,060	558

Recoveries:
Commercial, financial, and agricultural	5	17	18
Real estate – construction	—	—	—
Real estate – mortgage	1	5	18
Consumer, including credit cards	132	160	224

Total recoveries	138	182	260

Net charge-offs	215	878	298

Allowance for loan losses at June 30	$3,503	$2,882	$3,525

Net loans outstanding(1) at June 30	$176,861	$163,371	$178,803

Average net loans outstanding(1) at June 30	$174,697	$165,507	$171,359

Ratios:
Allowance to net loans	1.98%	1.76%	1.97%

Net charge-offs to average loans	0.25%	1.06%	0.35%

Provision to average loans	0.67%	0.73%	0.70%

______________

1	Net of unearned income

Southeastern Banking Corporation

Management’s Discussion and Analysis

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss migration analysis and current loan charge-off trends. The loss migration analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss migration and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at June 30, 2002. The Richmond Hill acquisition did not materially affect the allowance for loan losses.

Other Commitments

Other than the pending purchase of various computer equipment approximating $150,000 and renovation of the Darien office, the Company had no material plans or commitments for capital expenditures as of June 30, 2002.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2002, loans (1) and investment securities with carrying values exceeding $67 million and $6 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Southeastern Banking Corporation

Management’s Discussion and Analysis

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 90% of the funding base at June 30, 2002, virtually unchanged from 88% at December 31, 2001. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,081,958 at June 30, 2002 versus $5,493,153 at year-end 2001. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at mid-year 2002 totaled $3,000,000, of which $1,081,958 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $24,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at June 30, 2002, unused borrowings approximated $53 million. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2002. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy.

______________

1	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits approximated $309 million at mid-year 2002, up $9,802,222 or 3.28% from December 31, 2001. The majority, or 80.81%, of the deposit growth at June 30 was attributable to interest-bearing balances. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances jumped $11,499,527 or 13.67% since year-end 2001 and 24.64% since June 30, 2001. Overall, interest-bearing deposits comprised 80.65%, and noninterest-bearing deposits, 19.35%, of total deposits at June 30, 2002. The distribution of interest-bearing balances at June 30, 2002 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2002		December 31, 2001		June 30, 2001

Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total

(Dollars in thousands)
Interest-bearing demand deposits1	$61,196	24.60%	$54,050	22.44%	$53,302	21.52%
Savings	95,640	38.44%	84,140	34.93%	76,736	30.98%
Time certificates < $100,000	59,576	23.94%	66,145	27.46%	72,806	29.39%
Time certificates >= $100,000	32,390	13.02%	36,546	15.17%	44,878	18.11%

Total interest-bearing deposits	$248,802	100.00%	$240,881	100.00%	$247,722	100.00%

______________

1	NOW and money market accounts.

Approximately 84% of time certificates at June 30, 2002 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

Southeastern Banking Corporation

Management’s Discussion and Analysis

FHLB Advances

Advances outstanding with the FHLB totaled $5 million at June 30, 2002, unchanged from year-end 2001. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $149,000. Mortgage-backed securities with aggregate carrying values of approximately $8.4 million were pledged to collateralize current and future advances under this line of credit.

Interest Rate and Market Risk/Interest Rate Sensitivity

The normal course of business activity exposes the Company to interest rate risk. Fluctuations in interest rates may result in changes in the fair market value of the Company’s financial instruments, cash flows, and net interest income. The asset/liability committee regularly reviews the Company’s exposure to interest rate risk and formulates strategy based on acceptable levels of interest rate risk. The overall objective of this process is to optimize the Company’s financial position, liquidity, and net interest income, while limiting volatility to net interest income from changes in interest rates. The Company uses gap analysis and simulation modeling to measure and manage interest rate sensitivity.

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect n et interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at June 30, 2002.

[Remainder of Page Intentionally Left Blank.]

Southeastern Banking Corporation

Management’s Discussion and Analysis

	Repricing Within

Interest Rate Sensitivity June 30, 2002	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total

(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$13,691				$13,691
Securities(1)	3,272	$4,244	$89,872	$47,205	144,593
Loans, gross(2)	80,927	18,943	58,525	17,105	175,500

Total interest rate sensitive assets	97,890	23,187	148,397	64,310	333,784

Interest Rate Sensitive Liabilities
Deposits(3)	184,034	49,631	15,077	60	248,802
U.S. Treasury demand note	1,082	—	—	—	1,082
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	185,116	49,631	15,077	5,060	254,884

Interest rate sensitivity gap	$(87,226)	$(26,444)	$133,320	$59,250	$78,900

Cumulative gap	$(87,226)	$(113,670)	$19,650	$78,900

Ratio of cumulative gap to total rate sensitive assets	(26.13)%	(34.05)%	5.89%	23.64%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	(52.88)%	(51.58)%	107.87%	130.96%

Cumulative gap at December 31, 2001	$(91,212)	$(113,943)	$11,932	$79,324

Cumulative gap at June 30, 2001	$(80,554)	$(105,516)	$5,021	$74,770

______________

1	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
2	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
3	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at June 30, 2002, totaling $(87,226) at three months and $(113,670) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at June 30, 2002 totaled $40,846 at three months and $14,402 at twelve months. The short-term gap position at June 30, 2002 varied insignificantly from year-end 2001 but widened 7.73% from mid-year 2001. The widening of the short-term gap position at June 30, 2002 versus 2001 was largely attributable to a $6,028,000 or 30.57% reduction in federal funds sold. The gap position is expected to widen further, on average, throughout 2002 as federal funds sold are reallocated to other earning assets. Given current and projected economic conditions, this reallocation is expected to remain a particular challenge of 2002. Shortcomings are inherent in any gap analysis since certain asset s and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans(2) and securities(1) will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are

Southeastern Banking Corporation

Management’s Discussion and Analysis

incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 5% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company’s net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, rarely reprice and therefore, have limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated in both 2001 and 2002, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001, can materially impact estimated results. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet.

The Company has not in the past, but may in the future, utilize interest rate swaps, financial options, financial futures contracts, or other rate protection instruments to reduce interest rate and market risks.

Impact of Inflation

The effects of inflation on the local economy and the Company’s operating results have been relatively modest the last several years. Because substantially all the Company’s assets and liabilities, including cash, securities, loans, and deposits, are monetary in nature, their values are less sensitive to the effects of inflation than to changing interest rates. As discussed in the preceding section, the Company attempts to control the impact of interest rate fluctuations by managing the relationship between its interest sensitive assets and liabilities.

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity sec urities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. The Company is committed to maintaining its well-capitalized status.

Southeastern Banking Corporation

Management’s Discussion and Analysis

As expected, capital ratios have declined slightly since year-end 2001 due largely to the Richmond Hill acquisition. The Company's capital ratios for the most recent periods are presented in the table below:

Capital Ratios	June 30, 2002	December 31, 2001	June 30, 2001

(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$46,164	$44,656	$45,331
Intangible assets and other adjustments	(930)	(905)	(1,022)

Total Tier 1 capital	45,234	43,751	44,309

Tier 2 capital:
Portion of allowance for loan losses	2,590	2,342	2,364
Allowable long-term debt	—	—	—

Total Tier 2 capital	2,590	2,342	2,364

Total risk-based capital	$47,824	$46,093	$46,673

Risk-weighted assets	$206,277	$186,565	$188,578

Risk-based ratios:
Tier 1 capital	21.93%	23.45%	23.50%

Total risk-based capital	23.18%	24.71%	24.75%

Tier 1 leverage ratio	12.34%	12.32%	12.43%

Realized shareholders’ equity to assets	12.70%	12.60%	12.62%

Book value per share grew 3.41% or $0.45 during the first half of 2002 to $13.64 at June 30. Dividends declared totaled $0.23, up 4.55% or $0.01 from 2001, which was up 10.00% from 2000. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved $794,134 at June 30, 2002 compared to year-end 2001. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In 2000 and 2001, the Company purchased 195,327 shares on the open market and through private transactions at an average price of $16.63 per share. Subsequent to June 30, 2002, the Company purchased an additional 52,331 shares at a purchase price of $16.75. Cumulatively, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,333,139 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $2,875,738. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking

Southeastern Banking Corporation

Management’s Discussion and Analysis

regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 50% or $1,046,000 of the $2,092,000 in cash dividends available to the Company in 2002 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2002 second quarter totaled $1,199,688 or $0.35 per share, up $191,520 or 19.00% from June 30, 2001 and $112,506 or 10.34% from March 31, 2002. Year-to-date, net income grew $266,798 or 13.21% to $2,286,870 at June 30, 2002 from $2,020,072 in 2001. On a per share basis, net income for the half-year period improved $0.09 to $0.68 at June 30, 2002 from $0.59 in 2001. Likewise, the return on beginning equity increased 120 basis points to 10.24% at June 30, 2002 from 9.04% a year ago. Improvements in net interest and noninterest income were the predominant factors in the quarterly and six month results. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $208,671 or 5.65% during the second quarter of 2002 compared to 2001. For the six month period, net interest income grew $240,315 or 3.24% from 2001. The net interest margin approximated 4.71% at June 30, 2002 versus 4.68% a year ago; the interest rate spread, 3.95% versus 3.55%. Reductions in interest expense fueled the 2002 results, because interest income on all earning assets other than tax-exempt securities declined from 2001 results. Specifically, interest earnings on loans, taxable securities, federal funds sold, and other earning assets declined $944,764, $384,390, $503,555, and $12,315 from same period results in 2001 while earnings on tax-exempt securities increased $131,521 or 20.84%. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2002 results. On average, asset yields totaled 7.05% at June 30, 2002, down 121 basis points from 2001. Interest expense on deposits and other borrowed funds fel l an additional $986,952 during the 2002 second quarter versus 2001 after declining $966,866 during the first quarter. Cost of funds dropped 161 basis points from 2001 levels, totaling 3.10% at June 30, 2002 versus 4.71% at June 30, 2001. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2002. Reallocation of federal funds sold balances to other earning assets, anticipated loan growth in Richmond Hill and other locations, as well as reduced pricing on deposits are expected to alleviate declines in securities yields. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of any rate hikes promulgated by the Federal Reserve in 2002; variable loans comprised approximately 40% of total loans at June 30, 2002.

The intense competition for loans and deposits continues in 2002 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and

Southeastern Banking Corporation

Management’s Discussion and Analysis

average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table below:

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2002			2001

Average Balances(6) Six Months Ended June 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates

(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net(1,2,4)	$174,697	$7,538	8.63%	$165,507	$8,493	10.26%
Federal funds sold	14,797	125	1.69%	27,291	628	4.60%
Taxable investment securities(3)	118,894	3,207	5.39%	112,731	3,592	6.37%
Tax-exempt investment securities(3,4)	32,478	1,155	7.11%	25,220	955	7.58%
Other assets	1,088	30	5.51%	1,088	42	7.72%

Total interest-earning assets	$341,954	$12,055	7.05%	$331,837	$13,710	8.26%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits(5)	$62,601	$762	2.43%	$52,704	$763	2.90%
Savings	92,321	1,040	2.25%	75,847	1,476	3.89%
Time deposits	97,637	2,042	4.18%	118,616	3,547	5.98%
U. S. Treasury demand note	748	6	1.60%	737	18	4.88%
Federal Home Loan Bank advances	5,000	149	6.00%	5,000	149	6.00%

Total interest-bearing liabilities	$258,307	$3,999	3.10%	$252,904	$5,953	4.71%

Excess of interest-earning assets over interest-bearing liabilities	$83,647			$78,933

Interest rate spread			3.95%			3.55%

Net interest income		$8,056			$7,757

Net interest margin			4.71%			4.68%

______________

1	Average loans are shown net of unearned income. Nonperforming loans are included.

2	Includes loan fees.

3	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.

4	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.

5	NOW and money market accounts.

6	Averages presented generally represent average daily balances.

Noninterest Income and Expense

Noninterest income grew $54,994 or 6.63% during the second quarter of 2002 compared to 2001 and $119,402 or 7.01% year-to-date. A $55,245 increase in service charges on deposit accounts was the predominant factor in the quarterly results. Year-to-date, a 13.94% or $75,535 improvement in other operating income, aided by a 3.40% increase in service charges on deposit accounts, was the main factor. Mortgage origination fees led the improvement in other operating income, growing an appreciative $71,178 or 49.70% year-to-date. By type and amount, the chief components of other operating income at

Southeastern Banking Corporation

Management’s Discussion and Analysis

June 30, 2002 were mortgage origination fees, $214,396; commissions on the sale of credit life insurance (generated by SEB), $80,648; surcharge fees – atm, $68,766; safe deposit box rentals, $54,019; and income on sale of check products, $32,388. Together, these five income items comprised 72.90% of other operating income at June 30, 2002. Overall, noninterest expense increased less than 1% in the quarter and six months ended June 30, 2002 compared to 2001. Salaries and employee benefits increased $133,342 or 4.28% at June 30, 2002 compared to 2001. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2002. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2002. When compared to the prior year, net occupancy and equipment expense increased a moderate 6.44%, or $65,997, during the first half of 2002 compared to 2001. The 2002 increase resulted largely from operating costs associated with technology programs. Other operating expenses fell $165,794 or 10.76% at June 30, 2002 compared to 2001. Operating costs associated with a major parcel of foreclosed commercial real estate, as discussed in earlier sections of this Analysis, accounted for the bulk of the 2002-2001 fluctuation. Besides supplies expense, no individual component of other operating expenses aggregated or exceeded 10% of the total at June 30, 2002 or 2001.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in Note 2 to the Consolidated Financial Statements and, further, in the 2001 Form 10-K previously filed with the Securities and Exchange Commission.

Various other accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives have made, and may continue to make, various written or oral forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and reports to shareholders. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements in light of new information or future events.

Certain factors that could affect financial performance or cause actual results to vary significantly from estimates contained in or underlying forward-looking statements include:

•	Interest rate fluctuations and other market conditions.

Southeastern Banking Corporation

Management’s Discussion and Analysis

•	Strength of the consumer and commercial credit sectors as well as real estate markets.
•	Changes in laws and regulations, including changes in accounting standards, monetary policies, and taxation requirements (including tax rate changes, new tax laws, and revised tax law interpretations).
•	Competitive pricing and other pressures on loans and deposits and the Company’s ability to maintain market shares in its trade areas.
•	Management of costs associated with expansion of existing and development of new distribution channels, and ability to realize increased revenues from these distribution channels.
•	The outcome of litigation which depends on judicial interpretations of law and findings of juries.
•	Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

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

The Annual Meeting of Shareholders (the Meeting) of the Company was held on May 28, 2002. At the Meeting, the following individuals were elected directors: Alyson G. Beasley, Leslie H. Blair, David H. Bluestein, Gene F. Brannen, William Downey, Cornelius P. Holland, III, Alva J. Hopkins, III, and G. Norris Johnson. Votes for all nominees totaled 2,579,284, and votes withheld totaled 0. No votes were cast against any of the nominees.

The shareholders also approved setting the number of Directors at 12 member maximum, with 4 to remain vacant until the elected Board deems it in the Company’s best interest to fill one or more of such vacancies. Votes for this proposal were 2,562,506; against, 11,223; and abstained, 5,555 shares. The shareholders further approved the appointment of independent auditors by the Audit Committee for fiscal year 2002. Votes approving the appointment totaled 2,576,519; against, 0; and abstained, 2,765 shares.

Item 5.	Other Information

(Not Applicable)

Item 6.	Exhibits and Reports on Form 8-K

(a) Index to Exhibits -

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - NONE

Southeastern Banking Corporation

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)
By:	/s/ ALYSON G. BEASLEY

Alyson G. Beasley, Vice President

Date: August 14, 2002