Form 10-Q
period 2002-09-30
SOUTHEASTERN BANKING CORP
filed 2002-11-15
CIK 353386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(912) 437-4141
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

Yes ☒ No ☐

As of October 31, 2002, 3,333,139 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2002	December 31, 2001

Assets

Cash and due from banks	$14,290,846	$16,787,021
Federal funds sold	27,218,000	7,580,000

Cash and cash equivalents	41,508,846	24,367,021

Investment securities
Held-to-maturity (market value of approximately $38,175,000 and $35,451,000 at September 30, 2002 and December 31, 2001)	35,993,827	35,090,649
Available-for-sale, at market value	112,685,331	122,529,275

Total investment securities	148,679,158	157,619,924

Loans, gross	171,141,598	163,805,412
Unearned income	(410,339)	(457,087)
Allowance for loan losses	(3,627,694)	(3,134,594)

Loans, net	167,103,565	160,213,731

Premises and equipment, net	8,285,371	6,675,354
Intangible assets	892,093	904,836
Other assets	4,562,745	5,433,949

Total Assets	$371,031,778	$355,214,815

Liabilities and Shareholders’ Equity

Liabilities

Noninterest-bearing deposits	$59,398,142	$57,826,266
Interest-bearing deposits	252,081,940	240,880,561

Total deposits	311,480,082	298,706,827

U. S. Treasury demand note	2,959,398	493,153
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	3,100,611	5,417,508

Total liabilities	322,540,091	309,617,488

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,333,139 and 3,385,470 shares outstanding at September 30, 2002 and December 31, 2001)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	44,399,417	42,035,982
Treasury stock, at cost (247,658 and 195,327 shares at September 30, 2002 and December 31, 2001)	(4,124,263)	(3,247,718)

Realized shareholders’ equity	46,142,873	44,655,983
Accumulated other comprehensive income - unrealized gains on available-for-sale securities, net of tax	2,348,814	941,344

Total shareholders’ equity	48,491,687	45,597,327

Total Liabilities and Shareholders’ Equity	$371,031,778	$355,214,815

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Nine Months

Period Ended September 30,	2002	2001	2002	2001

Interest income
Loans, including fees	$3,722,960	$3,999,225	$11,247,994	$12,469,023
Federal funds sold	89,583	117,815	214,279	746,066
Investment securities
Taxable	1,459,878	1,808,042	4,667,252	5,399,806
Tax-exempt	397,600	357,343	1,160,170	988,392
Other assets	14,712	21,074	44,712	63,389

Total interest income	5,684,733	6,303,499	17,334,407	19,666,676

Interest expense
Deposits	1,756,029	2,663,605	5,600,429	8,449,407
U. S. Treasury demand note	3,617	6,403	9,494	24,696
Federal Home Loan Bank advances	75,645	75,645	224,467	224,467

Total interest expense	1,835,291	2,745,653	5,834,390	8,698,570

Net interest income	3,849,442	3,557,846	11,500,017	10,968,106

Provision for loan losses	275,000	300,000	857,500	900,000

Net interest income after provision for loan losses	3,574,442	3,257,846	10,642,517	10,068,106

Noninterest income
Service charges on deposit accounts	683,388	566,471	1,884,985	1,728,575
Investment securities gains, net	5,292	5,042	9,666	5,042
Other operating income	314,927	247,574	932,487	789,599

Total noninterest income	1,003,607	819,087	2,827,138	2,523,216

Noninterest expense
Salaries and employee benefits	1,557,083	1,557,180	4,803,950	4,670,705
Occupancy and equipment, net	547,372	514,912	1,638,666	1,540,209
Other operating expense	741,894	591,289	2,117,249	2,132,438

Total noninterest expense	2,846,349	2,663,381	8,559,865	8,343,352

Income before income taxes	1,731,700	1,413,552	4,909,790	4,247,970

Income tax expense	493,164	388,673	1,384,384	1,203,019

Net income	$1,238,536	$1,024,879	$3,525,406	$3,044,951

Net income per share - basic	$0.37	$0.31	$1.05	$0.90

Weighted average common shares outstanding	3,333,595	3,392,732	3,367,988	3,401,717

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2000	$4,475,996	$1,391,723	$41,327,784	$(2,485,742)	$(369,586)	$44,340,175

Comprehensive income:
Net income	—	—	3,044,951	—	—	3,044,951
Other comprehensive income, net of tax effect of $1,073,186:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	2,083,244	2,083,244

Comprehensive income						5,128,195

Cash dividends declared ($0.33 per share)	—	—	(1,120,664)	—	—	(1,120,664)
Purchase of treasury stock	—	—	—	(685,808)	—	(685,808)

Balance, September 30, 2001	$4,475,996	$1,391,723	$43,252,071	$(3,171,550)	$1,713,658	$47,661,898

Balance, December 31, 2001	$4,475,996	$1,391,723	$42,035,982	$(3,247,718)	$941,344	$45,597,327

Comprehensive income:
Net income	—	—	3,525,406	—	—	3,525,406
Other comprehensive income, net of tax effect of $725,060:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	1,407,470	1,407,470

Comprehensive income						4,932,876

Cash dividends declared ($0.34 1/2 per share)	—	—	(1,161,971)	—	—	(1,161,971)

Purchase of treasury stock	—	—	—	(876,545)	—	(876,545)

Balance, September 30, 2002	$4,475,996	$1,391,723	$44,399,417	$(4,124,263)	$2,348,814	$48,491,687

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2002	2001

Operating activities
Net income	$3,525,406	$3,044,951
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	857,500	900,000
Depreciation	606,353	569,089
Amortization and accretion, net	472,407	2,875
Investment securities gains, net	(9,666)	(5,042)
Net losses (gains) on other real estate	24,785	(18,872)
Changes in assets and liabilities:
Decrease in other assets	525,586	841,108
(Decrease) increase in other liabilities	(963,109)	363,430

Net cash provided by operating activities	5,039,262	5,697,539

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	2,312,900	2,308,200
Available-for-sale	46,130,963	86,895,589
Purchases of investment securities held-to-maturity	(3,275,786)	(9,052,658)
Purchases of investment securities available-for-sale	(34,444,780)	(84,752,069)
Net decrease in loans	2,591,021	7,977,923
Proceeds from sales of other real estate	197,800	214,902
Net funds paid in purchase of branch	(7,748,200)	—
Capital expenditures, net	(713,004)	(344,665)

Net cash provided by investing activities	5,050,914	3,247,222

Financing activities
Net increase in deposits	8,508,873	8,306,585
Net increase in U. S. Treasury demand note	2,466,245	1,178,959
Purchase of treasury stock	(876,545)	(685,808)
Dividends paid	(3,046,924)	(1,469,390)

Net cash provided by financing activities	7,051,649	7,330,346

Net increase in cash and cash equivalents	17,141,825	16,275,107
Cash and cash equivalents at beginning of period	24,367,021	19,062,283

Cash and cash equivalents at end of period	$41,508,846	$35,337,390

Supplemental disclosure

Cash paid during the period
Interest	$6,656,937	$8,716,328
Income taxes	$1,500,000	$1,245,000

Noncash investing and financing activities
Real estate acquired through foreclosure	$148,182	$2,305,941
Loans made in connection with sales of foreclosed real estate	$112,074	$2,102,528

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.       Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 2002 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” SFAS No. 4, which was amended by SFAS No. 64,

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. With the elimination of SFAS No. 4, the criteria in Opinion 30 will now be used to classify those gains and losses. SFAS No. 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The adoption of SFAS No. 145 will not have a current impact on the Company’s consolidated financial statements.

Accounting for Costs Associated with Exit or Disposal Activities

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

Acquisitions of Certain Financial Institutions

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” Generally, SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this standard amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. This standard is effective for acquisitions completed on or after October 1, 2002. The provisions related to impairment and disposal accounting of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are also effective on October 1, 2002. Adoption of SFAS No. 147 is not expected to materially impact the consolidated financial statements.

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

4.       Treasury Stock

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In 2000 and 2001, the Company purchased 195,327 shares on the open market and through private transactions at an average purchase price of $16.63 per share. During the first nine

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

months of 2002, the Company purchased an additional 52,331 shares at a purchase price of $16.75. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $2,875,737. Any acquisition of additional shares will be dictated by market conditions.

Southeastern Banking Corporation

Management’s Discussion and Analysis

This Analysis should be read in conjunction with the 2001 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 1 –7 of this quarterly filing.

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $371,031,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations, including its new Richmond Hill office, and atm network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels including internet and telephone banking. The Company’s insurance subsidiary, SBC Financial Services, Inc. (SBCF), provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies. SBCF had a nominal impact on the Company’s financial condition and results of operations at September 30, 2002 and 2001.

Acquisition

On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. A deposit premium of $100,000 was recorded in conjunction with the transaction. More details on the Richmond Hill acquisition are provided in later sections of this Analysis.

Financial Condition

Consolidated assets totaled $371,031,778 at September 30, 2002, growing $15,816,963 or 4.45% from year-end 2001 and $8,403,630 or 2.32% from September 30, 2001. The acquisition of the Richmond Hill branch and deposit growth at other SEB locations were the primary factors in the year-to-date increase. Asset growth was concentrated in federal funds sold and the loan portfolio. Specifically, federal funds sold grew $19,638,000 and loans, $6,889,834; investment securities declined $8,940,766. Federal funds sold balances have declined since September 30 and are expected to decline further during the 2002 fourth quarter as funds are reallocated to other earning assets. As a percent of earning assets, loans totaled 50%, investment securities, 42%, and federal funds sold, 8%, at September 30, 2002 versus 50%, 48%, and 2% at December 31, 2001. Overall, earning assets aggregated 92% of total assets at September 30, 2002 and year-end 2001. During the year-earlier period, total assets increased $13,049,596 or 3.73%. Increased deposits funded the 2001 growth. Refer to the Liquidity section of this Analysis for additional details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $8,940,766 or 5.67% since December 31, 2001. Purchases of securities during the nine-month period approximated $37,721,000, and redemptions, $48,434,000. Approximately 69% of securities transactions year-to-date were attributable to various issuers’ exercise of call options and other prepayments as a result of interest rate reductions during the last twelve months. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. Although no significant changes occurred in the investment securities mix during 2002 year-to-date, during the preceding twelve months the Company increased its holdings of mortgage-backed securities, corporates, and municipals to reduce its exposure to Agency

Southeastern Banking Corporation

Management’s Discussion and Analysis

securities with call features. At September 30, 2002, mortgage-backed securities, corporates, and municipals comprised 27%, 9%, and 25% of the portfolio. Overall, securities aggregated 42% of earning assets at September 30, 2002, down 600 basis points from year-end 2001 levels. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category September 30, 2002	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

(In thousands)
Available-for-sale:
U. S. Government agencies	$56,292	$1,540	$—	$57,832
Mortgage-backed securities	39,853	1,011	7	40,857
Corporates	12,981	1,014	—	13,995

	109,126	3,565	7	112,684
Held-to-maturity:
States and political subdivisions	35,994	2,190	9	38,175

Total investment securities	$145,120	$5,755	$16	$150,859

As shown, the market value of the securities portfolio exceeded the cost basis at September 30, 2002; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 4.52% or $7,382,934 at September 30, 2002 compared to year-end 2001. As a percent of deposits, net loans aggregated 54.81% at September 30, 2002 versus 54.69% at December 31, 2001 and 54.11% a year ago. Virtually all of the 2002 improvement was attributable to the Richmond Hill office acquired in January. Specifically, Richmond Hill balances approximated $10,315,000 at September 30, 2002, effectively negating reductions in loan origination at other SEB locations year-to-date. The commercial portfolio grew $21,476,593, offsetting overall declines of 13.12% in the consumer and real estate – mortgage/construction portfolios. Within the commercial portfolio, nonfarm real estate, agricultural, and other commercial/industrial loans grew $19,238,929, $1,117,770, and $1,296,575; governmental loans fell $176,681. Consumer loans declined $5,431,388 or 17.85% during the first nine months of 2002 compared to year-end 2001. A softening of consumer demand in the Company’s trade areas was the principal element in the 2002 results. Consumer loans remain the Company’s highest-yielding interest-earning asset, and the Company is committed to reversing the decline in this portfolio. On a combined basis, real estate – mortgage and construction loans fell $8,709,019 or 11.26% in 2002 year-to-date and 9.91% since September 30, 2001. Separately, construction balances increased moderately from 2001 levels but dropped $4,296,572 or 29.65% since mid-year 2002. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent residential mortgages for new construction, it traditionally does not hold or service mortgage loans with maturities greater than fifteen years for its own portfolio. Rather, permanent residential mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details.

Southeastern Banking Corporation

Management’s Discussion and Analysis

Despite the current economic slowdown within the Company’s markets, management is optimistic that overall loan volumes will remain higher in 2002 than 2001. Strategies implemented by management to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During the same period last year, net loans declined 5.34% or $9,277,655. Declines within the commercial portfolio were the primary factors in the 2001 results. Loans outstanding are presented by type in the table below:

Loans by Category	September 30, 2002	December 31, 2001	September 30, 2001

(In thousands)
Commercial, financial, and agricultural(1)	$77,541	$56,065	$57,965
Real estate – construction(3)	10,193	6,959	7,305
Real estate – residential mortgage(2, 3)	58,417	70,361	68,848
Consumer, including credit cards	24,991	30,420	30,930

Loans, gross	171,142	163,805	165,048
Unearned income	410	457	523

Loans, net	$170,732	$163,348	$164,525

1	Includes obligations of states and political subdivisions.

2	Typically have final maturities of 15 years or less.

3	To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2002 and December 31, 2001, gross loans secured by real estate approximated $120,876,000 and $109,842,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. Commitments to extend credit and standby letters of credit approximated $22,568,000 at September 30, 2002; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate balances. Overall, nonperforming assets approximated $2,037,000 at September 30, 2002, down $161,000 or 7.32% from year-end 2001 but up 7.21% or $137,000 from September 30, 2001. As a percent of total assets, nonperforming assets totaled 0.55% at September 30, 2002 versus 0.62% at December 31, 2001 and 0.52% at September 30, 2001. Nonaccrual balances include a single credit which comprised approximately 28%, or $600,000, of nonperforming loans at September 30, 2002 and year-end 2001. This credit, secured by timber and farmlands with accompanying tobacco and peanut allotments, was not substantially past due, and its impairment could not be reasonably measured prior to 2001. Due to a loan-to-appraised value ratio of less than 55%, no loss is expected on these loans. Foreclosure of the real estate collateral was initially stalled by bankruptcy proceedings, but in March 2002, the bankruptcy court ordered the borrower to make cash payments and sell certain parcels of real estate. Cash payments of $37,000 were made in June, and additional payments of $75,000 are due annually beginning December 2002. Future sale or foreclosure of the remaining real estate collateral will hinge on the borrower’s ability to make cash payments mandated by the bankruptcy court.

Southeastern Banking Corporation

Management’s Discussion and Analysis

At September 30, 2002, nonaccrual balances also included loans to five other borrowers averaging $190,000 each; four of these credits were included in year-end 2001 balances and averaged $201,000 each. Other than a single credit approximating $144,000, no material loans have been transferred to nonaccrual status during 2002 year-to-date. Subsequent to September 30, one of these five credits, secured primarily by residential real estate, was charged-off by approximately $96,000 to its estimated net realizable value. The real estate and other collateral underlying the balance, or $160,000, of this loan was acquired by foreclosure and classified as other real estate. Due to the underlying collateral coverage, no other material losses, if any, are expected on these five credits. Material loans paid-off and removed from nonaccrual status since December 31, 2001 approximate $206,000 year-to-date. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. Exclusive of the credits specifically discussed in the preceding paragraphs, the allowance for loan losses approximated 10.67X the nonperforming loans balance at September 30, 2002 versus 12.49X at year-end 2001 and 7.64X a year ago.

Loans past due 90 days or more approximated $1,465,000, or less than 1% of net loans, at September 30, 2002. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	September 30, 2002	December 31, 2001	September 30, 2001

(In thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$1,218	$1,275	$1,329
Real estate – construction	—	—	—
Real estate – mortgage	599	588	141
Consumer, including credit cards	51	18	8

Total nonaccrual loans	1,868	1,881	1,478
Restructured loans(1)	—	—	—

Total nonperforming loans	1,868	1,881	1,478
Foreclosed real estate(2)	169	317	422

Total nonperforming assets	$2,037	$2,198	$1,900

Accruing loans past due 90 days or more	$1,465	$1,528	$1,502

1	Does not include restructured loans that yield a market rate.

2	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Southeastern Banking Corporation

Management’s Discussion and Analysis

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. At September 30, 2002, the Company’s allowance totaled $3,627,694, or 2.12% of period-end loans. Net charge-offs totaled $364,400, down significantly, or 66.76%, from 2001’s $1,096,320, which was up $552,173 from 2000. Approximately 27% of the high charge-offs at September 30, 2001 were attributable to a single loan included in nonperforming balances from December 2000 through August 2001; refer to the 2001 Form 10-K for more details on this particular loan. Subsequent to September 30, 2002, an existing nonaccrual loan was charged-off by approximately $96,000 to its estimated net realizable value. This charge-off did not materially affect the overall adequacy of the allowance. Long-term strategies implemented by management the last several years to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The adequacy of the allowance is further discussed in the next subsection of this Analysis. The nine-month provision from income totaled $857,500 at September 30, 2002. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Nine Months Ended September 30,	2002	2001	2000

(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,135	$3,160	$3,223
Provision for loan losses	858	900	900
Charge-offs:
Commercial, financial, and agricultural	85	660	120
Real estate – construction	2	—	—
Real estate – mortgage	101	130	154
Consumer, including credit cards	391	572	588

Total charge-offs	579	1,362	862

Recoveries:
Commercial, financial, and agricultural	18	32	23
Real estate – construction	—	—	—
Real estate – mortgage	3	12	18
Consumer, including credit cards	193	221	277

Total recoveries	214	265	318

Net charge-offs	365	1,097	544

Allowance for loan losses at end of period	$3,628	$2,963	$3,579

Net loans outstanding(1) at end of period	$170,732	$164,525	$173,908

Average net loans outstanding(1) at end of period	$173,610	$164,772	$172,546

Ratios:
Allowance to net loans	2.12%	1.80%	2.06%

Net charge-offs to average loans	0.28%	0.89%	0.42%

Provision to average loans	0.66%	0.73%	0.70%

1	Net of unearned income

Southeastern Banking Corporation

Management’s Discussion and Analysis

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss migration analysis and current loan charge-off trends. The loss migration analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss migration and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at September 30, 2002. The Richmond Hill acquisition did not materially affect the allowance for loan losses.

Other Commitments

Other than the pending purchase of various computer equipment approximating $100,000 and renovation of the Darien office, the Company had no material plans or commitments for capital expenditures as of September 30, 2002.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company meets most of its daily liquidity needs through the management of cash and federal funds sold. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2002, loans(1) and investment securities with carrying values exceeding $64 million and $5 million were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to local and regional funding sources.

Southeastern Banking Corporation

Management’s Discussion and Analysis

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 90% of the funding base at September 30, 2002, virtually unchanged from 88% at December 31, 2001. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $7,959,398 at September 30, 2002 versus $5,493,153 at year-end 2001. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2002 totaled $3,000,000, of which $2,959,398 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $21,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at September 30, 2002, unused borrowings approximated $54,000,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits approximated $311,480,000 at September 30, 2002, up $12,773,255 or 4.28% from December 31, 2001. More than 87%, or $11,201,379, of the deposit growth at September 30 was attributable to interest-bearing balances. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances jumped $13,762,383 or 16.36% since year-end 2001 and 15.06% since September 30, 2001. Overall, interest-bearing deposits comprised 80.93%, and noninterest-bearing deposits, 19.07%, of total deposits at September 30, 2002. The distribution of interest-bearing balances at September 30, 2002 and certain comparable quarter-end dates is shown in the table below:

	September 30, 2002		December 31, 2001		September 30, 2001

Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total

(Dollars in thousands)
Interest-bearing demand deposits(1)	$64,237	25.48%	$54,050	22.44%	$50,812	20.63%
Savings	97,903	38.84%	84,140	34.93%	85,090	34.54%
Time certificates < $100,000	57,300	22.73%	66,145	27.46%	69,558	28.24%
Time certificates >= $100,000	32,642	12.95%	36,546	15.17%	40,873	16.59%

Total interest-bearing deposits	$252,082	100.00%	$240,881	100.00%	$246,333	100.00%

1	NOW and money market accounts.

Approximately 85% of time certificates at September 30, 2002 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

Southeastern Banking Corporation

Management’s Discussion and Analysis

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at September 30, 2002, unchanged from year-end 2001. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $224,000. Mortgage-backed securities with aggregate carrying values of approximately $6,967,000 were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at September 30, 2002.

[Remainder of Page Intentionally Left Blank.]

Southeastern Banking Corporation

Management’s Discussion and Analysis

	Repricing Within

Interest Rate Sensitivity September 30, 2002	0 – 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total

(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$27,218				$27,218
Securities(1)	1,299	$9,259	$92,415	$42,147	145,120
Loans, gross(2)	78,938	17,215	57,356	15,765	169,274
Other assets	1,087	—	—	—	1,087

Total interest rate sensitive assets	108,542	26,474	149,771	57,912	342,699

Interest Rate Sensitive Liabilities
Deposits(3)	178,104	60,210	13,708	60	252,082
U.S. Treasury demand note	2,959	—	—	—	2,959
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	181,063	60,210	13,708	5,060	260,041

Interest rate sensitivity gap	$(72,521)	$(33,736)	$136,063	$52,852	$82,658

Cumulative gap	$(72,521)	$(106,257)	$29,806	$82,658

Ratio of cumulative gap to total rate sensitive assets	(21.16)%	(31.01)%	8.70%	24.12%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	(59.95)%	(55.96)%	111.69%	131.79%

Cumulative gap at December 31, 2001	$(91,212)	$(113,943)	$11,932	$79,324

Cumulative gap at September 30, 2001	$(75,157)	$(107,460)	$10,810	$81,688

1	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.

2	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.

3	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at September 30, 2002, totaling $(72,521) at three months and $(106,257) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at September 30, 2002 totaled $61,183 at three months and $27,447 at twelve months. The short-term gap position at September 30, 2002 varied insignificantly from September 30, 2001 but narrowed 20.49% from year-end 2001. The narrowing of the short-term gap position at September 30, 2002 versus year-end 2001 was primarily attributable to increases in federal funds sold. The gap position is expected to widen moderately during the fourth quarter as federal funds sold are reallocated to other earning assets. Given current and projected economic conditions, this reallocation is expected to remain a particular challenge of 2002. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans(2) and securities(1) will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

Southeastern Banking Corporation

Management’s Discussion and Analysis

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 5% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company’s net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, rarely reprice and therefore, have limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated in both 2001 and 2002, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001 and, to a lesser extent, in 2002, can materially impact estimated results. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet.

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

Management’s Discussion and Analysis

not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. The Company is committed to maintaining its well-capitalized status.

As expected, capital ratios have declined slightly since year-end 2001 due largely to the Richmond Hill acquisition. The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	September 30, 2002	December 31, 2001	September 30, 2001

(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$46,143	$44,656	$45,948
Intangible assets and other adjustments	(892)	(905)	(955)

Total Tier 1 capital	45,251	43,751	44,993

Tier 2 capital:
Portion of allowance for loan losses	2,580	2,342	2,352
Allowable long-term debt	—	—	—

Total Tier 2 capital	2,580	2,342	2,352

Total risk-based capital	$47,831	$46,093	$47,345

Risk-weighted assets	$205,360	$186,565	$187,555

Risk-based ratios:
Tier 1 capital	22.03%	23.45%	23.99%

Total risk-based capital	23.29%	24.71%	25.24%

Tier 1 leverage ratio	12.51%	12.32%	12.66%

Realized shareholders’ equity to assets	12.56%	12.60%	12.76%

Book value per share grew 4.93% or $0.65 during the first nine months of 2002 to $13.84 at September 30. Dividends declared totaled $0.345, up 4.55% or $0.015 from 2001, which was up 10.00% from 2000. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved $1,407,470 at September 30, 2002 compared to year-end 2001. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In 2000 and 2001, the Company purchased 195,327 shares on the open market and through private transactions at an average price of $16.63 per share. Since year-end 2001, the Company has purchased an additional 52,331 shares at a purchase price of $16.75. Cumulatively, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,333,139 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $2,875,737. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Southeastern Banking Corporation

Management’s Discussion and Analysis

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 75% or $1,569,000 of the $2,092,000 in cash dividends available to the Company in 2002 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2002 third quarter totaled $1,238,536, up $213,657 or 20.85% from the 2001 third quarter and up 3.24% from the 2002 second quarter. On a per share basis, quarterly earnings totaled $0.37 at September 30, 2002 versus $0.35 at June 30, 2002 and $0.31 at September 30, 2001. Year-to-date, net income grew $480,455 or 15.78% to $3,525,406 at September 30, 2002 from $3,044,951 in 2001. Similarly, per share income for the nine-month period improved $0.15 to $1.05 at September 30, 2002 from $0.90 in 2001. The return on beginning equity for the nine-month period totaled 10.53% at September 30, 2002 versus 9.08% in 2001. As further discussed in the next subsections of this Analysis, improvements in net interest and noninterest income were the predominant factors in the quarterly and nine-month results.

Net Interest Income

Net interest income increased $291,596 or 8.20% during the third quarter of 2002 compared to 2001. For the nine-month period, net interest income grew $531,911 or 4.85%. The net interest margin approximated 4.74% at September 30, 2002 versus 4.62% a year ago; the interest rate spread, 3.99% versus 3.51%. Reductions in interest expense fueled the 2002 results, because interest income on all earning assets other than tax-exempt securities declined from 2001 results. Specifically, interest earnings on loans, taxable securities, federal funds sold, and other earning assets declined $1,221,029, $732,554, $531,787, and $18,677 from same period results in 2001 while earnings on tax-exempt securities increased $171,778 or 17.38%. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2002 results. On average, asset yields totaled 7.02% at September 30, 2002, down 110 basis points from 2001. Interest expense on deposits and other borrowed funds fell $910,362 during the 2002 third quarter versus 2001 and $2,864,180 year-to-date. Similarly, cost of funds dropped 158 basis points from 2001 levels, totaling 3.03% at September 30, 2002 versus 4.61% at September 30, 2001. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2002. Reallocation of federal funds sold balances to other earning assets and reduced pricing on deposits are expected to alleviate declines in securities yields. In response to the 50 basis points rate cut made by the Federal Reserve in early November 2002, the Company dropped rates on virtually all interest-bearing deposit products. These rate cuts are expected to ease pressure on interest rate margins and spreads.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2002			2001
Average Balances(6) Nine Months Ended September 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net(1,2,4)	$173,610	$11,266	8.65%	$164,772	$12,504	10.12%
Federal funds sold	16,863	214	1.69%	22,509	746	4.42%
Taxable investment securities(3)	116,660	4,667	5.33%	116,770	5,400	6.17%
Tax-exempt investment securities(3,4)	32,794	1,756	7.14%	26,579	1,496	7.50%
Other assets	1,087	45	5.48%	1,347	64	6.34%

Total interest-earning assets	$341,014	$17,948	7.02%	$331,977	$20,210	8.12%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits(5)	$61,863	$1,140	2.46%	$52,087	$1,135	2.91%
Savings	93,856	1,593	2.26%	76,980	2,180	3.78%
Time deposits	95,411	2,867	4.01%	116,944	5,135	5.85%
U. S. Treasury demand note	843	9	1.50%	773	25	4.31%
Federal Home Loan Bank advances	5,000	224	6.00%	5,000	224	6.00%

Total interest-bearing liabilities	$256,973	$5,834	3.03%	$251,784	$8,699	4.61%

Excess of interest-earning assets over interest-bearing liabilities	$84,041			$80,193

Interest rate spread			3.99%			3.51%

Net interest income		$12,114			$11,511

Net interest margin			4.74%			4.62%

1	Average loans are shown net of unearned income. Nonperforming loans are included.

2	Includes loan fees.

3	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.

4	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.

5	NOW and money market accounts.

6	Averages presented generally represent average daily balances.

Noninterest Income and Expense

Noninterest income grew $184,520 or 22.53% during the third quarter of 2002 compared to 2001 and $303,922 or 12.05% year-to-date. A $116,917 increase in service charges on deposit accounts was the leading factor in the quarterly results. Year-to-date, a 9.05% or $156,410 improvement in service charges on deposit accounts and an 18.10% or $142,888 increase in other operating income were the main factors. Mortgage origination fees led the improvement in other operating income, growing an appreciative $110,426 or 49.53% year-to-date. By type and amount, the chief components of other operating income at September 30, 2002 were mortgage origination fees, $333,370; commissions on the sale of credit life insurance (generated by SEB), $125,102; surcharge fees – atm, $104,484; safe deposit box rentals, $65,075; and income on sale of check products, $65,146. Together, these five income items comprised 87.79% of other operating income at September 30, 2002. Overall, noninterest expense increased less than 3% in 2002 year-to-date. Salaries and employee benefits increased $133,245 or 2.85% at September 30, 2002 compared to 2001. The vast majority, or 77%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2002. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 16% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2002. When compared to the prior year, net occupancy and equipment expense increased a moderate 6.39%, or $98,457, during the first nine months of 2002 compared to 2001. The 2002 increase resulted largely from operating costs associated with technology programs. Other operating expenses fell a negligible $15,189 or 0.71% at September 30, 2002 compared to 2001. No individual component of other operating expenses aggregated or exceeded 10% of the total at September 30, 2002 or 2001.

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

The foregoing list of factors is not exclusive. This Analysis should be read in conjunction with the 2001 Form 10-K and the consolidated financial statements & related notes on pages 1-7 of this quarterly filing.

Southeastern Banking Corporation

Controls and Procedures

Conclusion about the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclose the conclusions of the registrant’s principal executive officer and principal financial officer, or persons performing similar functions, about the effectiveness of the registrant’s disclosure controls and procedures (as defined in Section 240.13a-14(c) and 240.15d-14(c) based on their evaluation of these controls and procedures as of a date within 90 days of the filing date of the quarterly or annual report that includes the disclosure required by this paragraph.

We, the certifying officers, have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of the Board of Directors, the following items:

No significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize, and report financial data and no material weaknesses in internal controls have been identified.

No fraud that involves management or other employees who have a significant role in the Company’s internal controls has been discovered.

Changes in Internal Controls

Disclose whether or not there were significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

We, the certifying officers, indicate in this report that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to our evaluation completed on November 13, 2002. There were no significant deficiencies and material weaknesses that require corrective actions.

Southeastern Banking Corporation

Part II – Other Information

Item 1.	Legal Proceedings

(Not Applicable)

Item 2.	Changes in Securities

(Not Applicable)

Item 3.	Defaults Upon Senior Securities

(Not Applicable)

Item 4.	Submission of Matters to a Vote of Security Holders

(Not Applicable)

Item 5.	Other Information

(Not Applicable)

Item 6.	Exhibits and Reports on Form 8-K

99	Index to Exhibits –

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K - NONE

Southeastern Banking Corporation

Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)
	By:	/s/ ALYSON G. BEASLEY

Alyson G. Beasley, Vice President
Date: November 14, 2002

Southeastern Banking Corporation

Certification

I, Cornelius P. Holland, III, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Southeastern Banking Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ CORNELIUS P. HOLLAND, III

Cornelius P. Holland, III, President & CEO

Southeastern Banking Corporation

Certification

I, Alyson G. Beasley, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of Southeastern Banking Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ ALYSON G. BEASLEY

Alyson G. Beasley, Vice President