Form 10-K
period 2002-12-31
SOUTHEASTERN BANKING CORP
filed 2003-04-15
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 2-83157

SOUTHEASTERN BANKING CORPORATION

(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1423423 (IRS Employer Identification No.)

1010 Northway Street Darien, Georgia (Address of principal executive offices)	31305 (Zip Code)

Registrant’s telephone number, including area code:  (912) 437-4141

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.25 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of March 28, 2003, 3,333,139 shares of the Registrant’s common stock, par value $1.25 per share, were outstanding. The aggregate market value of the common equity held by nonaffiliates of the Registrant on such date was approximately $44,125,000 (based on a per share price of $19.75 which is based on over-the-counter trades executed by principal market-makers).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference in Part IV, Item 14.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2003, are incorporated by reference in Part III.

ii

PART I

Item 1. Business.

1. History and Organization. Southeastern Banking Corporation (the Company) and its wholly-owned subsidiaries, Southeastern Bank and SBC Financial Services, Inc., provide a full array of financial services to meet the needs of individual, corporate, and government customers in southeast Georgia and northeast Florida. The Company’s corporate offices are located at 1010 Northway Street, Darien, Georgia.

The Company was formed in 1980 to serve as the parent holding company of its then sole subsidiary bank, The Citizens Bank, Folkston, Georgia, which later changed its name to Southeastern Bank (SEB). In 1983, the Company acquired The Darien Bank, Darien, Georgia. Since 1983, the Company has acquired three additional financial institutions in the southeast Georgia market. These acquisitions were consummated by merging the acquired bank with SEB; the acquired banks were subsequently converted to branches of SEB. In this manner, the Company acquired The Camden County State Bank, Woodbine, Georgia, in 1984; the Jeff Davis Bank, Hazlehurst, Georgia, in 1986; and the Nicholls State Bank, Nicholls, Georgia, in 1988. In 1990, SEB merged with and into The Darien Bank, with The Darien Bank being the surviving bank in the merger operating under its 1888 Charter. Immediately, The Darien Bank changed its name to “Southeastern Bank.” SEB is a state banking association incorporated under the laws of the State of Georgia.

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

On October 14, 1994, the Company acquired 100% of the outstanding common stock of United Citizens Bank of Alachua County, Alachua, Florida under the name Southeastern Bank of Florida (SEBF). The aggregate consideration paid by the Company pursuant to the transaction was approximately $5,139,000, payable in cash to the shareholders of Alachua. On February 15, 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in northeast Florida’s Nassau County; the Company received approximately $22,982,000 in assets and assumed approximately $23,709,000 in deposit and other liabilities. Geographically, Nassau County borders Camden and Charlton Counties in southeast Georgia where the Company has other offices.

On January 16, 1998, SEBF sold its three offices in central Florida to First National Bank of Alachua. Cash, loans, and fixed assets sold on January 16 aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets. At the close of business on June 25, 1998, SEBF merged with and into SEB. The merger of the two bank subsidiaries reduced overhead costs associated with two separate entities.

The Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank on January 31, 2002. Certain loans, property and equipment, and other assets with fair values of approximately $12,201,000 were acquired, while deposits and other liabilities totaling approximately $4,270,000 were assumed. Cash balances applied towards the purchase approximated $8,000,000. Richmond Hill is located approximately ten miles outside the greater Savannah area.

In February 2003, the Company opened a loan production office in Brunswick, Georgia. Refer to the Loan section of Part II, Item 7 for more details.

SBC Financial Services, Inc. (SBCF) was formed in 1998 to sell insurance and other financial products to the public. Currently, SBCF is licensed to sell insurance and investment products in Georgia and Florida. The insurance subsidiary had minimal impact on the Company’s financial condition and results of operations in 2002 and 2001.

2. Business. SEB, the Company’s commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and ATM network in northeast Florida and southeast Georgia. SEB’s primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. At December 31, 2002, SEB operated fifteen full-service banking offices with total assets exceeding $377 million. A list of SEB offices is provided in Part I, Item 2. SBCF, the Company’s insurance subsidiary, provides insurance agent and investment brokerage services. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies.

The Federal Reserve Bank of Atlanta is the principal correspondent of the Company’s bank subsidiary. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama. Prior to 2003, SBCF sold insurance and investment products primarily in association with one subagent, AXA Advisors, LLC. In December 2002, the Company terminated its association with AXA and in 2003, contracted with Raymond James Financial Services, Inc. and its registered representative, Golden Isles Investment Center, to offer securities brokerage and investment advisory services. In exchange for providing marketing and other support, subagents receive a varying percentage of the commissions earned on sales.

At December 31, 2002, the Company and its subsidiaries had 155 full-time and 13 part-time employees.

3. Competition. The Company has direct competition with other commercial banks, savings and loan associations, and credit unions in each market area. Since mid-1998, intrastate branching restrictions in all of the Company’s market areas have been lifted. The removal of intrastate branching restrictions has given the Company opportunities for growth but has also intensified competition as other banks branch into the Company’s markets.

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

4. Supervision and Regulation. As a bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (Federal Reserve). SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (GDBF), is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation (FDIC). SEB is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of SEB. In addition to the impact of regulation, the Company is also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. The Company’s nonbank subsidiary is regulated and supervised by applicable bank, insurance, and various other regulatory agencies.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches across state lines by merging with a bank in another state, subject to certain restrictions.

A number of obligations and restrictions imposed on bank holding companies and their bank subsidiaries by federal law and regulatory policy are designed to reduce potential loss exposure to bank depositors and to the FDIC insurance fund in the event of actual or possible default. For example, under Federal Reserve policy with respect to bank holding company operations, the Company is expected to serve as a source of financial strength to, and commit resources to support, its bank subsidiary where it might refuse absent such policy. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the applicable institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as those terms are defined under regulations issued by each of the federal banking agencies. The Company and its bank subsidiary are considered “well-capitalized” by their respective federal banking regulators. The Company’s capital position is delineated in Note 16 to the consolidated financial statements and in the Capital Adequacy section of Part II, Item 7.

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

The Sarbanes-Oxley Act of 2002 and its impact on the Company is discussed in the Corporate Governance section of Part II, Item 7.

There have been a number of legislative and regulatory proposals that would have an impact on the operation of bank holding companies and their subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

Item 2. Properties.

Company Property. The Company’s executive offices are located in SEB’s main banking office at 1010 Northway Street, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has fourteen branch offices in northeast Florida and southeast Georgia as shown in the table on the next page.

Branch Locations

Florida	1948 S. Kings Road Nassau County Callahan, Florida 32011	1376 E. State Road 200 Nassau County Yulee, Florida 32097

7964 W. County Road 108 Nassau County Hilliard, Florida 32046

Georgia	620 S. Peterson Street Coffee County Douglas, Georgia 31533	110 Bacon Street Brantley County Nahunta, Georgia 31553

	Highway 17 McIntosh County Eulonia, Georgia 31331	910 Van Streat Highway Coffee County Nicholls, Georgia 31554

	101 Love Street Charlton County Folkston, Georgia 31537	2004 Highway 17 Bryan County Richmond Hill, Georgia 31324

	14 Hinson Street Jeff Davis County Hazlehurst, Georgia 31539	2512 Osborne Road Camden County St. Marys, Georgia 31558

	107 E. Main Street Brantley County Hoboken, Georgia 31542	Bedell Avenue & Highway 17 Camden County Woodbine, Georgia 31569

Highway 40 East Camden County Kingsland, Georgia 31548

At December 31, 2002, the Company owned all of its banking facilities. See Note 6 to the consolidated financial statements for further property information.

In 2003, the Company began leasing space in Brunswick, Georgia for a loan production office; the annual lease expense approximates $15,000.

Insurance Facilities. SBCF leases office space from SEB at 1010 Northway Street, Darien, Georgia.

Item 3. Legal Proceedings.

The Company and its subsidiaries are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations or financial position.

Item 4. Submission Of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for the Registrant’s Common Equity And Related Shareholder Matters.

The Company’s stock trades publicly over-the-counter under the symbol “SEBC.” The high and low sales prices shown below are based on information being posted to electronic bulletin boards by market-makers in the Company’s stock. These market prices may include dealer mark-up, markdown, and/or commission. Prices paid on treasury stock purchases are excluded from these results.

The table below sets forth the high and low sales prices and the cash dividends declared on the Company’s common stock during the periods indicated:

		Sales Price
Market Sales Price & Dividends Declared	Quarter	High	Low	Dividends Declared
2002	4th	18.00	17.35	0.655
	3rd	19.50	16.16	0.115
	2nd	17.50	14.75	0.115
	1st	15.50	13.30	0.115
2001	4th	15.50	13.06	0.67
	3rd	15.75	14.30	0.11
	2nd	16.50	13.00	0.11
	1st	15.75	14.25	0.11
2000	4th	15.56	14.00	0.21
	3rd	16.25	14.50	0.10
	2nd	16.38	13.25	0.10
	1st	17.25	12.00	0.10

The Company had approximately 500 shareholders of record at December 31, 2002.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends. See the Capital Adequacy section of Part II, Item 7 for particulars on an extraordinary cash dividend declared by the Company in 2002 and 2001.

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company’s bank subsidiary may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the bank subsidiary for payment in 2003 without such prior approval is approximately $2,384,000.

Item 6. Selected Consolidated Financial Data.

Selected financial data for the last five years is provided in the table below:

Financial Data	2002	2001	2000	1999	1998
(Dollars in thousands except per share data)
At December 31:
Total assets	$378,140	$355,215	$349,579	$340,545	$337,933
Loans, net of unearned income	174,981	163,348	173,802	165,994	164,761
Allowance for loan losses	3,601	3,135	3,160	3,223	3,407
Investment securities	153,323	157,620	145,055	145,912	133,031
Deposits	317,848	298,707	295,736	290,284	292,697
Long-term debt	5,000	5,000	5,000	—	—
Treasury stock	4,124	3,248	2,486	—	—
Realized stockholders’ equity	45,193	44,656	44,710	44,028	40,861

For the Year:
Net interest income	$15,333	$14,616	$15,539	$15,084	$15,217
Provision for loan losses	1,074	1,200	1,200	1,200	1,230
Net income	4,759	4,097	4,935	4,849	4,393
Common dividends paid	3,430	1,842	1,654	1,743	1,182

Per Common Share:
Basic earnings	$1.42	$1.21	$1.42	$1.35	$1.23
Dividends declared	1.00	1.00	0.51	0.47	0.38	2/3
Book value	13.56	13.19	13.01	12.30	11.41

Financial Ratios:
Return on average assets	1.30%	1.15%	1.41%	1.43%	1.35%
Return on beginning equity	10.66	9.16	11.21	11.87	11.60
Tier 1 capital ratio	20.76	23.45	23.05	23.56	22.37
Total capital ratio	22.01	24.71	24.30	24.82	23.62
Tier 1 leverage ratio	12.14	12.32	12.56	12.57	11.78

The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchases made in 2002, 2001, and 2000.

Business Combinations and Divestitures

The financial data in the table above reflects the following acquisitions and divestitures:

♦	On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling approximately $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. A deposit premium of $100,000 was recorded in conjunction with the transaction.

♦	On January 16, 1998, the Company sold its banking offices in Alachua, Gainesville, and Jonesville, Florida. Cash, loans, and fixed assets sold by SEB aggregated approximately $32,159,000; deposits and other liabilities divested totaled $33,646,000. The Company recognized a pretax gain of $101,908 but after-tax loss of $457,823 on the sale of these branches. The sale of these locations has enabled the Company to concentrate its resources and strengthen its presence in its northeast Florida and southeast Georgia markets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the consolidated financial statements and related notes. The Company’s accounting policies, which are described in Note 1 to the financial statements and in the Critical Accounting Policies section of this Analysis, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the section entitled Forward-Looking Statements on the last page of this Analysis.

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation (the Company), with assets exceeding $378,000,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations, including its new Richmond Hill office, and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels including internet and telephone banking. The Company’s insurance subsidiary, SBC Financial Services, Inc. (SBCF), provides insurance agent and investment brokerage services. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies. SBCF had a nominal impact on the Company’s financial condition and results of operations in 2002 and 2001.

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

FINANCIAL CONDITION

Consolidated assets totaled $378,139,629 at year-end 2002, growing $22,924,814 or 6.45% from December 31, 2001. The acquisition of the Richmond Hill branch and deposit growth at other SEB locations were the primary factors in the 2002 increase. Asset growth was concentrated in federal funds sold and the loan portfolio. Specifically, federal funds sold grew $15,231,000 and loans, $11,166,380; investment securities declined $4,297,240. Federal funds sold balances have declined since year-end 2002 and are expected to decline further during 2003 as funds are reallocated to other earning assets. As a percent of earning assets, loans totaled 49%, investment securities, 44%, and federal funds sold, 7%, at December 31, 2002 versus 50%, 48%, and 2% at year-end 2001. Overall, earning assets aggregated 92% of total assets at both December 31, 2002 and 2001. During the year-earlier period, total assets increased $5,636,263 or 1.61%. Increased deposits funded the 2001 growth. Refer to the Liquidity section of this Analysis for additional details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $4,297,240 or 2.73% since December 31, 2001. Purchases and redemptions of securities during 2002 approximated $58,357,000 and $64,194,000, respectively. Approximately 72% of securities transactions in 2002 were attributable to various issuers’ exercise of call options and other prepayments as a result of interest rate reductions during the last twenty-four months. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market

Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. Although no significant changes occurred in the investment securities mix during 2002, during the preceding twelve months the Company increased its holdings of mortgage-backed securities, corporates, and municipals to reduce its exposure to Agency securities with call features. At December 31, 2002, mortgage-backed securities, corporates, and municipals comprised 27%, 10%, and 25% of the portfolio. Overall, securities aggregated 44% of earning assets at December 31, 2002, down 400 basis points from year-end 2001 levels.

Management believes the credit quality of the investment portfolio remains sound, with 64.89% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at December 31, 2002. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at December 31, 2002. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category December 31,	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government and agency securities
2002	$56,147	$1,438	$—	$57,585
2001	70,317	1,346	193	71,470
2000	100,085	275	520	99,840
Mortgage-backed securities
2002	40,837	1,066	3	41,900
2001	41,021	272	79	41,214
2000	18,850	11	326	18,535
Corporates
2002	15,101	1,039	—	16,140
2001	9,765	123	43	9,845
2000	—	—	—	—

Total available-for-sale
2002	112,085	3,543	3	115,625
2001	121,103	1,741	315	122,529
2000	118,935	286	846	118,375
Held-to-maturity:
State and municipal securities
2002	37,698	2,089	23	39,764
2001	35,091	614	254	35,451
2000	26,679	444	183	26,940

Total investment securities:
2002	$149,783	$5,632	$26	$155,389
2001	156,194	2,355	569	157,980
2000	145,614	730	1,029	145,315

As shown, the carrying value of the investment portfolio reflected $5,606,000 in net unrealized gains at December 31, 2002; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

The distribution of maturities and the weighted average yields of investment securities at December 31, 2002 are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations. In a down rate environment, securities redeemed prior to maturity are likely to be replaced at lower, even significantly lower rates.

Maturity Distribution of Investment Securities December 31, 2002	1 Year or Less	1 – 5 Years	5 – 10 Years	After 10 Years	Total
(Dollars in thousands)
Distribution of maturities
Amortized cost:
U.S. Government and agency securities	$3,000	$46,317	$6,830	—	$56,147
Mortgage-backed securities[1]	8,844	27,704	4,289	—	40,837
Corporates	1,010	6,986	7,105	—	15,101
States and municipal securities	650	6,056	16,453	$14,539	37,698

Total investment securities	$13,504	$87,063	$34,677	$14,539	$149,783

Fair value:
U.S. Government and agency securities	$3,057	$47,618	$6,910	—	$57,585
Mortgage-backed securities[1]	8,990	28,498	4,412	—	41,900
Corporates	1,031	7,312	7,797	—	16,140
States and municipal securities	662	6,286	17,605	$15,211	39,764

Total investment securities	$13,740	$89,714	$36,724	$15,211	$155,389

Weighted average yield:
U.S. Government and agency securities	6.01%	4.55%	5.34%	—	4.72%
Mortgage-backed securities[1]	4.11%	5.14%	5.47%	—	4.95%
Corporates	5.35%	4.83%	6.32%	—	5.57%
States and municipal securities[2]	7.51%	6.52%	6.92%	6.83%	6.83%

Total investment securities	4.78%	4.90%	6.31%	6.83%	5.40%

[1]	Distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms.
[2]	The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

Loans

Loans, net of unearned income, grew 7.12% or $11,632,619 at year-end 2002 compared to December 31, 2001. As a percent of deposits, net loans aggregated 55.05% at year-end 2002 versus 54.69% and 58.77% at December 31, 2001 and 2000. More than 80%, or $9,410,000 of the 2002 improvement was attributable to the Richmond Hill office acquired in January 2002. The remaining increase resulted from loan origination at other SEB locations. Reversing 2001 declines, commercial loans increased $21,615,389 or 38.55% at December 31, 2002 compared to 2001. Virtually all sectors of the commercial portfolio registered improvements in 2002: Nonfarm real estate loans grew $16,701,499; agricultural, $960,099; governmental, $1,802,818; and other commercial/industrial loans, $2,150,973. Consumer loans declined $5,772,061 or 18.97% at year-end 2002 compared to 2001. Reduced demand was the chief element in the 2002 results. Consumer loans remain the Company’s highest-yielding interest-earning asset, and the Company is committed to reversing the decline in this portfolio. On a combined basis, real estate – mortgage and construction loans fell $4,334,663 or 5.61% at December 31, 2002 compared to 2001. Separately, construction balances increased moderately from 2001 levels, exceeding $17,370,000 at year-end 2002. Most of the loans in the real estate – construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent residential mortgages for new construction, it traditionally does not hold or service mortgage loans with maturities greater than fifteen years for its own portfolio. Rather, permanent residential mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details.

Despite the current economic slowdown within the Company’s markets, management is optimistic that overall loan volumes will improve in 2003. Strategies implemented by management to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, in February 2003, the Company opened a loan production office in Brunswick, Georgia, providing the Company with a foothold in one of the fastest-growing and more populous markets in southeast Georgia. The loan production office is expected to increase origination volume in 2003. During 2001, net loans declined 6.01% or $10,454,094. Declines within the commercial portfolio were the primary factors in the 2001 results. Loans outstanding, net of unearned income, are presented by type in the table below:

Loans by Category December 31,	2002	2001	2000
(In thousands)
Commercial, financial, and agricultural[1]	$77,680	$56,065	$70,175
Real estate – construction[3]	17,371	6,959	7,750
Real estate – residential mortgage[2,3]	55,614	70,361	61,257
Consumer, including credit cards	24,649	30,420	35,373

Loans, gross	175,314	163,805	174,555
Unearned income	333	457	753

Loans, net	$174,981	$163,348	$173,802

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

The amount of commercial/financial/agricultural and real estate – construction loans outstanding at December 31, 2002, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below. The maturities shown are not necessarily indicative of future principal reductions or cash flow since each loan is evaluated at maturity and, in many instances, is renewed in part or total.

Loan Maturity and Interest Rate Sensitivity – Selected Loans December 31, 2002	Total	Within One Year	One-Five Years	More Than Five Years
(In thousands)
Loan maturity:
Commercial, financial, and agricultural[1]	$76,263	$32,425	$36,639	$7,199
Real estate – construction	17,371	13,802	3,283	286

Total	$93,634	$46,227	$39,922	$7,485

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates			$18,256	$2,911
Floating or adjustable interest rates			21,666	4,574

Total			$39,922	$7,485

[1]	Excludes nonaccrual loans totaling approximately $1,417.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2002, the Company had approximately $122,736,000 in real estate loans, and an additional $13,862,000 commitment to extend credit on such loans. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $26,355,000 at year-end 2002; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $2,394,000 at year-end 2002, up $182,000 or 8.23% from year-end 2001 but down 38.65% or $1,508,000 from December 31, 2000. As a percent of total assets, nonperforming assets totaled 0.63% at year-end versus 0.62% and 1.10% at December 31, 2001 and 2000. Nonaccrual balances include a single credit which comprised approximately 28%, or $600,000, of nonperforming loans at December 31, 2002 and year-end 2001. This credit, secured by timber and farmlands, was not substantially past due, and its impairment could not be reasonably measured prior to 2001. Due to a loan-to-appraised value ratio of less than 55%, no loss is expected on these loans. Foreclosure of the real estate collateral was initially stalled by bankruptcy proceedings, but in March 2002, the bankruptcy court ordered the borrower to make cash payments and sell certain parcels of real estate. Cash payments of $37,000 were made in June, but the borrower failed to make the additional payments due December 2002. Following dismissal from bankruptcy, foreclosure proceedings have recommenced, and management is optimistic that the real estate collateral will sell by mid-year 2003.

At December 31, 2002, nonaccrual balances also included loans to four other borrowers averaging $191,000 each; three of these credits were included in year-end 2001 balances and averaged $210,000 each. Other than a single credit approximating $144,000, no material loans were transferred to nonaccrual status during 2002. Material loans paid-off and removed from nonaccrual status since December 31, 2001 approximated $206,000. Separately, a loan with a balance of approximately $256,000 at December 31, 2001 was charged-off by $96,000 in 2002, with the balance of $160,000 being transferred to other real estate following foreclosure. Due to the underlying collateral coverage, no other significant losses, if any, are expected on the remaining credits enumerated above. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. Exclusive of the credits specifically discussed in the preceding paragraphs, the allowance for loan losses approximated 5.23X the nonperforming loans balance at year-end 2002 versus 7.50X a year ago. The modest decline in foreclosed real estate was due to normal foreclosure and sales activity.

Nonperforming Assets—2001 compared to 2000. The fluctuation in nonperforming asset balances at year-end 2001 versus 2000 resulted predominantly from a single commercial real estate loan. Specifically, foreclosed real estate balances at December 31, 2000 included $2,300,000 pertaining to an impaired real estate loan. This loan, secured by a first lien on income-producing commercial real estate, was initially charged-off by $400,000 in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. This property was sold to a third party in August 2001. Pending furtherance of various legal proceedings, management is optimistic that various costs associated with the property may ultimately be recovered.

Loans past due 90 days or more approximated $1,448,000, or less than 1% of net loans, at year-end 2002. Management is unaware of any material concentrations within these past due balances. The table on the next page provides further information about nonperforming assets and loans past due 90 plus days.

Nonperforming Assets December 31,	2002	2001	2000
(Dollars In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$1,417	$1,275	$2,894
Real estate – construction	—	—	—
Real estate – residential mortgage	517	588	189
Consumer, including credit cards	96	18	21

Total nonaccrual loans	$2,030	$1,881	$3,104
Restructured loans[1]	—	—	341

Total nonperforming loans	$2,030	$1,881	$3,445
Foreclosed real estate[2]	273	317	397
Other repossessed assets	91	14	60

Total nonperforming assets	$2,394	$2,212	$3,902

Accruing loans past due 90 days or more	$1,448	$1,528	$1,191

Ratios:
Nonperforming loans to net loans	1.16%	1.15%	1.98%

Nonperforming assets to net loans plus foreclosed/repossessed assets	1.37%	1.35%	2.24%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) income on the loan is recognized on a cash basis due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan switched to nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower’s financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the footnotes accompanying the consolidated financial statements for more details on the Company’s accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. At year-end 2002, the Company’s allowance totaled $3,600,833, or 2.06% of period-end loans. Net charge-offs totaled $607,761, down significantly, or 50.37%, from 2001’s $1,224,571, which was down $39,153 from 2000. Approximately 24%, or $300,000, of 2001 charge-offs and 32% of 2000 charge-offs were attributable to the large nonperforming loan discussed earlier. Long-term strategies implemented by management the last several years to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The adequacy of the allowance is further discussed in the next subsection of this Analysis. The provision from income totaled $1,074,000 in 2002. Activity in the allowance is presented in the table on the next page.

Allowance for Loan Losses Years Ended December 31,	2002	2001	2000
(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,135	$3,160	$3,223
Provision for loan losses	1,074	1,200	1,200
Charge-offs:
Commercial, financial, and agricultural	146	698	557
Real estate – construction	2	—	—
Real estate – residential mortgage	198	132	298
Consumer, including credit cards	528	720	817

Total charge-offs	874	1,550	1,672

Recoveries:
Commercial, financial, and agricultural	21	38	46
Real estate – construction	—	—	—
Real estate – residential mortgage	5	13	20
Consumer, including credit cards	240	274	343

Total recoveries	266	325	409

Net charge-offs	608	1,225	1,263

Allowance for loan losses at end of period	$3,601	$3,135	$3,160

Net loans outstanding[1] at end of period	$174,981	$163,348	$173,802

Average net loans outstanding[1] at end of period	$173,663	$164,402	$172,768

Ratios:
Allowance to net loans	2.06%	1.92%	1.82%

Net charge-offs to average loans	0.35%	0.75%	0.73%

Provision to average loans	0.62%	0.73%	0.69%

Recoveries to total charge-offs	30.43%	20.97%	24.46%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss migration analysis and current loan charge-off trends. The loss migration analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss migration and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at December 31, 2002. The Richmond Hill acquisition did not materially affect the allowance for loan losses.

The allowance is summarized by loan categories in the table below:

Allocation of Allowance for Loan Losses December 31,	2002	2001	2000
(Dollars in thousands)
Allocation of allowance by loan category:
Commercial, financial, and agricultural	$1,843	$909	$1,054
Real estate – construction	144	140	117
Real estate – residential mortgage	893	931	707
Consumer, including credit cards	449	841	755
Unallocated	272	314	527

Total	$3,601	$3,135	$3,160

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	51%	29%	33%
Real estate – construction	4%	4%	4%
Real estate – residential mortgage	25%	30%	22%
Consumer, including credit cards	12%	27%	24%
Unallocated	8%	10%	17%

Total	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	44%	34%	40%
Real estate – construction	10%	4%	5%
Real estate – residential mortgage	32%	43%	35%
Consumer, including credit cards	14%	19%	20%

Total	100%	100%	100%

Other Commitments

Other than the pending purchase of various computer equipment approximating $100,000, renovation of the Darien office, and the purchase of a future branch site in Brunswick, Georgia, the Company had no material plans or commitments for capital expenditures as of December 31, 2002.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2002, loans1 and investment securities with carrying values exceeding $71,900,000 and $4,800,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 91% of the funding base at December 31, 2002, up 300 basis points from 2001 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $8,028,187 at year-end 2002 versus $5,493,153 at December 31, 2001. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at year-end 2002 totaled $3,028,187, of which 100% was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $19,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at year-end 2002, unused borrowings approximated $55,500,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2003. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy.

[1]	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits approximated $317,848,000 at year-end 2002, up $19,141,200 or 6.41% from December 31, 2001. Virtually all of the deposit growth at year-end 2002 was attributable to interest-bearing balances. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances jumped $12,697,689 or 15.09% since year-end 2001 and 31.25% since December 31, 2000. Overall, interest-bearing deposits comprised 81.85%, and noninterest-bearing deposits, 18.15%, of total deposits at December 31, 2002. The distribution of interest-bearing balances at December 31, 2002, 2001, and 2000 is shown in the table below:

	2002		2001		2000
Deposits December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$77,432	29.77%	$54,050	22.44%	$50,309	20.91%
Savings	96,838	37.22%	84,140	34.93%	73,781	30.66%
Time certificates < $100,000	56,399	21.68%	66,145	27.46%	72,207	30.01%
Time certificates >= $100,000	29,485	11.33%	36,546	15.17%	44,314	18.42%

Total interest-bearing deposits	$260,154	100.00%	$240,881	100.00%	$240,611	100.00%

[1]	NOW and money market accounts.

As shown in the table below, approximately 86% of time certificates at December 31, 2002 were scheduled to mature within the next twelve months.

Maturities of Certificates of Deposit	Balances
December 31, 2002	< $100,000	>= $100,000	Total
(In thousands)
Months to maturity:
3 or less	$14,210	$8,460	$22,670
Over 3 through 6	12,246	7,358	19,604
Over 6 through 12	18,805	12,781	31,586
Over 12	11,138	886	12,024

Total	$56,399	$29,485	$85,884

The average balances table included in the Operations section of this Analysis provides detailed information about income/expense and rates paid on deposits for the last three years. The composition of average deposits for these same periods is shown below:

	2002		2001		2000
Composition of Average Deposits Years Ended December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Noninterest-bearing deposits	$59,672	19.21%	$56,445	18.73%	$55,487	18.83%
Interest-bearing demand deposits[1]	62,363	20.07%	51,472	17.08%	46,539	15.80%
Savings	95,086	30.61%	79,062	26.24%	75,728	25.70%
Time certificates	93,549	30.11%	114,345	37.95%	116,869	39.67%

Total	$310,670	100.00%	$301,324	100.00%	$294,623	100.00%

[1]	NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at year-end 2002, unchanged from 2001. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Interest expense on the advance approximated $300,000 in 2002 and 2001. Mortgage-backed securities with an aggregate carrying value of $6,958,000 were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at December 31, 2002.

	Repricing Within
Interest Rate Sensitivity December 31, 2002	0 – 3 Months	4 – 12 Months	One – Five Years	More Than Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$22,811	—	—	—	$22,811
Securities[1]	2,746	$11,696	$86,125	$49,216	149,783
Loans, gross[2]	87,887	14,231	57,352	13,814	173,284
Other assets	1,087	—	—	—	1,087

Total interest rate sensitive assets	114,531	25,927	143,477	63,030	346,965

Interest Rate Sensitive Liabilities
Deposits[3]	196,940	51,190	11,964	60	260,154
U.S. Treasury demand note	3,028	—	—	—	3,028
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	199,968	51,190	11,964	5,060	268,182

Interest rate sensitivity gap	$(85,437)	$(25,263)	$131,513	$57,970	$78,783

Cumulative gap	$(85,437)	$(110,700)	$20,813	$78,783

Ratio of cumulative gap to total rate sensitive assets	(24.62)%	(31.91)%	6.00%	22.71%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	57.27%	55.92%	107.91%	129.38%

Cumulative gap at December 31, 2001	$(91,212)	$(113,943)	$11,932	$79,324

Cumulative gap at December 31, 2000	$(91,308)	$(117,955)	$15,283	$73,662

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives, which may be different from the contractual terms.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at year-end 2002, totaling $(85,437) at three months and $(110,700) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at December 31, 2002 totaled $57,962 at three months and $32,699 at twelve months. Compared to 2001, the short-term gap position narrowed slightly, or 2.85%, at December 31, 2002. The narrowing of the short-term gap at December 31, 2002 was primarily attributable to increases in federal funds sold. The gap position is expected to widen moderately during 2003 as federal funds sold are reallocated to other earning assets. Given current and projected economic conditions, this reallocation is expected to remain a particular challenge. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 7% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company’s net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, reprice infrequently and historically, have had limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated in both 2001 and 2002, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001 and, to a lesser extent, in 2002, can materially impact estimated results. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet.

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

Capital Ratios December 31,	2002	2001	2000
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$45,193	$44,656	$44,710
Intangible assets and other adjustments	(853)	(905)	(1,117)

Total Tier 1 capital	44,340	43,751	43,593

Tier 2 capital:
Portion of allowance for loan losses	2,681	2,342	2,374
Allowable long-term debt	—	—	—

Total Tier 2 capital	2,681	2,342	2,374

Total risk-based capital	$47,021	$46,093	$45,967

Risk-weighted assets	$213,596	$186,565	$189,139

Risk-based ratios:
Tier 1 capital	20.76%	23.45%	23.05%

Total risk-based capital	22.01%	24.71%	24.30%

Tier 1 leverage ratio	12.14%	12.32%	12.56%

Realized shareholders’ equity to assets	12.06%	12.60%	12.78%

Book value per share grew 2.81% or $0.37 during 2002 to $13.56 at year-end. Dividends declared totaled $1.00, unchanged from 2001, which was up 96% or $0.49 from 2000. The most significant factor affecting comparative results was an extraordinary dividend declared in the fourth quarters of 2002 and 2001; this dividend averaged $0.55. Although the Company’s continuing strong capital position enabled the payment of these dividends the last two years, management does not anticipate payment of extraordinary dividends on a regular basis. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved $1,394,773 at year-end 2002 compared to year-end 2001. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. In 2000 and 2001, the Company purchased 195,327 shares on the open market and through private transactions at an average price of $16.63 per share. In 2002, the Company purchased an additional 52,331 shares at a purchase price of $16.75. Cumulatively, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,333,139 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $2,875,737. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. In 2002, SEB paid $4,092,000 in dividends to the Company. A $2,000,000 special dividend approved by the regulators enabled the Company, in turn, to pay the extraordinary dividend described in the preceding section. The additional $2,092,000 payout represented regular cash dividends available to the Company in 2002 without prior regulatory approval. Cash dividends available from SEB for payment in 2003 without similar approval approximate $2,384,000. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis

RESULTS OF OPERATIONS

Net income exceeded $4,750,000 in 2002, growing 16.15% or $661,666 from 2001. On a per share basis, net income grew $0.21 to $1.42 in 2002 from $1.21 in 2001. Likewise, the return on beginning equity improved 150 basis points to 10.66% in 2002 from 9.16% in 2001. The return on average assets for the same periods totaled 1.30% and 1.15%. As further discussed in the next subsections of this Analysis, improvements in net interest and noninterest income were the predominant factors in the 2002 results. Earnings declined $837,968 or 16.98% in 2001 compared to 2000. A 5.94%, or $923,346, drop in net interest income was the overriding factor in the 2001 results.

Selected ratios for the measurement of net income and equity are presented below:

Return on Equity and Assets Years Ended December 31,[1]	2002	2001	2000
Return on average assets	1.30%	1.15%	1.41%
Return on average equity	10.37%	9.01%	11.18%
Dividend payout ratio[2]	70.29%	82.71%	35.81%
Average equity to average assets ratio	12.54%	12.76%	12.57%

[1]	These ratios exclude the effects of mark-to-market accounting for investment securities.
[2]	Refer to the Capital Adequacy section of this Analysis for particulars on the Company’s dividend policy and the 2002 and 2001 dividend payouts.

Net Interest Income

Net interest income increased $716,765 or 4.90% in 2002 compared to 2001. The net interest margin approximated 4.74% in 2002 versus 4.63% a year ago; the interest rate spread, 4.02% versus 3.55%. Reductions in interest expense fueled the 2002 results, because interest income on all earning assets other than tax-exempt securities declined from 2001 results. Specifically, interest earnings on loans, taxable securities, federal funds sold, and other earning assets declined $1,412,529, $1,062,137, $551,413, and $21,650 from 2001 results while earnings on tax-exempt securities increased $181,243 or 13.29%. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2002 results. On average, asset yields totaled 6.92% in 2002, down 103 basis points from 2001. Interest expense on deposits and other borrowed funds fell $3,583,251 during 2002 versus 2001. Similarly, cost of funds dropped 150 basis points from 2001 levels, totaling 2.90% in 2002 versus 4.40% in 2001. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2003. Reallocation of federal funds sold balances to other earning assets and reduced pricing on deposits are expected to alleviate declines in securities yields. Net interest income fell $923,346 or 5.94% in 2001 compared to 2000. Shifts in earning assets and overall declines in asset yields precipitated the 2001 results.

The intense competition for loans and deposits continued in 2002 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last three years are provided in the table on the next page.

	2002			2001			2000
Average Balances[5] Years Ended December 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Cash and due from banks	$14,442			$13,673			$13,099
Interest-earning assets:
Loans, net[1,2,3]	173,663	$14,883	8.57%	164,402	$16,311	9.92%	172,768	$18,325	10.61%
Federal funds sold	17,246	278	1.61%	20,568	829	4.03%	3,727	227	6.09%
Taxable investment securities	116,161	6,054	5.21%	118,160	7,116	6.02%	124,702	7,487	6.02%
Tax-exempt investment securities[3]	33,076	2,339	7.07%	27,783	2,065	7.43%	24,787	1,883	7.60%
Other interest-earning assets	1,099	59	5.37%	1,281	80	6.25%	1,281	90	7.03%

Total interest-earning assets	341,245	23,613	6.92%	332,194	26,401	7.95%	327,265	28,012	8.56%

Allowance for loan losses	(3,475)			(2,993)			(3,500)
Premises and equipment, net	8,146			6,581			6,885
Intangible and other assets	4,372			6,346			7,555
Unrealized gains (losses) on investment securities	2,316			956			(3,733)

Total Assets	$367,046			$356,757			$347,571

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$59,672			$56,445			$55,487
Interest-bearing liabilities:
Interest-bearing demand deposits[4]	62,363	$1,463	2.35%	51,472	$1,460	2.84%	46,539	$1,325	2.85%
Savings	95,086	2,077	2.18%	79,062	2,756	3.49%	75,728	3,255	4.30%
Time deposits	93,549	3,602	3.85%	114,345	6,491	5.68%	116,869	6,620	5.66%
Federal funds purchased	—			—			801	52	6.49%
U. S. Treasury demand note	960	12	1.25%	846	30	3.55%	846	53	6.26%
Federal Home Loan Bank advances	5,000	300	6.00%	5,000	300	6.00%	6,452	418	6.48%

Total interest-bearing liabilities	256,958	7,454	2.90%	250,725	11,037	4.40%	247,235	11,723	4.74%

Other liabilities	3,006			3,501			3,169
Realized shareholders’ equity	45,881			45,455			44,144
Unrealized gains (losses) on investment securities, net of tax	1,529			631			(2,464)

Total Liabilities and Shareholders’ Equity	$367,046			$356,757			$347,571

Excess of interest-earning assets over interest-bearing liabilities	$84,287			$81,469			$80,030

Interest rate spread			4.02%			3.55%			3.82%

Net interest income		$16,159			$15,364			$16,289

Net interest margin			4.74%			4.63%			4.98%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Interest income includes loan fees of approximately $1,285,000, $1,218,000, and $1,316,000 in 2002, 2001, and 2000.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $826,000, $748,000, and $749,000 in 2002, 2001, and 2000. No adjustment has been made for any state tax benefits.
[4]	NOW and money market accounts.
[5]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balances table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2002 and 2001.

Interest	2002 Compared to 2001 Increase (Decrease) Due to			2001 Compared to 2000 Increase (Decrease) Due to
Differential[1]	Volume	Rate	Net	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$882	$(2,310)	$(1,428)	$(863)	$(1,151)	$(2,014)
Federal funds sold	(117)	(434)	(551)	703	(101)	602
Taxable investment securities	(119)	(943)	(1,062)	(371)	—	(371)
Tax-exempt investment securities[3]	378	(104)	274	223	(41)	182
Other interest-earning assets	(11)	(10)	(21)	—	(10)	(10)

Total interest income	1,013	(3,801)	(2,788)	(308)	(1,303)	(1,611)

Interest expense
Interest-bearing demand deposits[4]	280	(277)	3	140	(5)	135
Savings	485	(1,164)	(679)	138	(637)	(499)
Time deposits	(1,043)	(1,846)	(2,889)	(143)	14	(129)
Federal funds purchased[5]	—	—	—	(52)	—	(52)
U. S. Treasury demand note	4	(22)	(18)	—	(23)	(23)
Federal Home Loan Bank Advances[5]	—	—	—	(89)	(29)	(118)

Total interest expense	(274)	(3,309)	(3,583)	(6)	(680)	(686)

Net change in net interest income	$1,287	$(492)	$795	$(302)	$(623)	$(925)

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	NOW and money market accounts.
[5]	The entire change in net interest income attributable to the Company’s initial borrowings under these credit facilities has been allocated to the change in volume. Similarly, when these facilities are unutilized in subsequent years, the change in net interest income is allocated to the change in volume.

Noninterest Income and Expense

Noninterest income grew $402,861 or 11.77% in 2002 compared to 2001. A 13.25% or $305,762 improvement in service charges on deposit accounts and an 8.97% or $98,858 increase in other operating income were the main factors in the 2002 results. Mortgage origination fees led the improvement in other operating income, growing an appreciative $86,723 or 25.11% in 2002. By type and amount, the chief components of other operating income in 2002 were mortgage origination fees, $432,051; commissions on the sale of credit life insurance (generated by SEB), $157,740; surcharge fees – atm, $139,257; safe deposit box rentals, $74,623; and income on sale of check products, $88,875. Together, these five income items comprised 74.30% of other operating income in 2002. In 2001, these same five income components comprised 73% of other operating income. Overall, noninterest expense increased less than 3% in 2002 compared to 2001. Salaries and employee benefits increased $168,570 or 2.72% in 2002 compared to 2001. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2002. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2002. When compared to the prior year, net occupancy and equipment expense increased 8.38% or $182,777 in 2002 and 6.14% in 2001. Both years, the increase resulted largely from costs associated with technology programs. Other operating expenses fell a moderate $77,667 or 2.76% in 2002 after increasing 7.12% in 2001. Operating costs associated with a major parcel of foreclosed commercial real estate, as discussed in earlier sections of this Analysis, accounted for the bulk of the 2002-2001 fluctuation. Besides supplies expense, which in 2002 approximated $251,000, and in 2001, $314,000, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2002 or 2001. Refer to Note 18 of the consolidated financial statements for more details on noninterest income and expense. Costs associated with the Company’s new loan production office are expected to increase noninterest expense approximately $125,000 in 2003 compared to 2002.

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

Selected Quarterly Financial Data 2002 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$5,452	$5,685	$5,846	$5,803
Interest expense	1,620	1,835	1,945	2,054
Net interest income	3,832	3,850	3,901	3,749
Provision for loan losses	217	275	283	300
Investment securities gains	4	5	2	2
Income before income taxes	1,720	1,732	1,672	1,506
Net income	1,234	1,239	1,200	1,087
Basic earnings per share	$0.37	$0.37	$0.35	$0.32

Selected Quarterly Financial Data 2001 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$5,987	$6,303	$6,625	$6,739
Interest expense	2,339	2,746	2,932	3,021
Net interest income	3,648	3,557	3,693	3,718
Provision for loan losses	300	300	300	300
Investment securities gains	10	5	—	—
Income before income taxes	1,410	1,414	1,404	1,430
Net income	1,052	1,025	1,008	1,012
Basic earnings per share	$0.31	$0.31	$0.29	$0.30

CRITICAL ACCOUNTING POLICIES

Following is a description of the accounting policies applied by the Company that are deemed “critical.” Critical accounting policies are defined as policies that are crucial to the presentation of the Company’s financial condition and results of operations and that require management’s most difficult, subjective, or complex judgments. Financial results could vary significantly if different judgments or estimates are applied in the application of these policies.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on segments of the loan portfolio, historical loan loss experiences, and the level of classified and nonperforming loans.

Loans are considered impaired if, based on current information and events, it is probable the Company will be unable to collect scheduled payments of principal and interest according to the contractual terms of the loan. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses assumptions (e.g. discount rate) and methodologies (e.g. comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loan loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses. Should cash flow assumptions or market conditions change, a different amount may be reported for the allowance and associated provision for loan losses.

Income Taxes

The preparation of financial statements requires management to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure and assessing temporary differences resulting from differing treatment of certain items, such as the provision for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in the consolidated balance sheet.

The Company must assess the likelihood that deferred tax assets will not be recovered from future taxable income, and to the extent recovery is deemed unlikely, establish a valuation allowance. Significant managerial judgment is necessarily required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. To the extent a valuation allowance is established or adjusted in a particular period, an expense must be included within the tax provision in the statement of income. See Note 12 to the consolidated financial statements for additional details on income taxes.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, other real estate, other repossessed assets, as well as intangibles and other long-lived assets. These assets are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of fair values of certain assets and liabilities to change include modifications in prepayment speeds, discount rates, or other market interest rates.

Fair values for most investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate are typically determined based on appraisals by third parties, less estimated costs to sell.

Estimates of fair value are also required in performing impairment analyses of goodwill and other intangible assets. The Company reviews intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value of the assets may not be recoverable. An impairment would be recognized if the carrying value of the asset exceeds its fair value.

Other long-lived assets, including fixed assets, are evaluated regularly for other than temporary impairment. Factors that could trigger impairment include significant underperformance relative to historical or projected future operating results, changes in the use of the acquired assets, and negative industry or economic trends. The review of factors present and the resulting appropriate carrying value of other long-lived assets are subject to managerial judgments and estimates. Future events could cause the Company to conclude that an asset is impaired and a write-down would be appropriate.

RECENT ACCOUNTING DEVELOPMENTS

The Company adopted the provisions of several new accounting pronouncements in the current year, including Statement of Financial Accounting Standard (SFAS) Nos. 144, 145, 146, 147 and the disclosure requirements of FASB Interpretation (FIN) Nos. 45 and 46. The provisions of these pronouncements and the related impact on the Company’s consolidated financial statements are discussed in the Recent Accounting Standards section of Note 1.

Various other accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

CORPORATE GOVERNANCE

Pursuant to The Sarbanes-Oxley Act of 2002 (the Act), the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or persons acting in those capacities, are required to certify the Company’s financial statements. The legislation also requires public companies to report certain off-balance sheet transactions, as well as present any pro-forma disclosures in a straightforward manner. The new legislation also accelerates the required reporting of insider stock transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether they have adopted an ethics code for senior financial officers, and if not, why not, and whether the audit committee includes at least one “audit committee financial expert.” The Company believes that it has complied with each of the foregoing requirements except the last. Although the audit committee includes directors presiding over their own businesses and actively engaged in financial matters, the Company is actively seeking another “financial expert” from its local markets to better comply with the definitions of the Act.

The Code of Ethical Conduct for Senior Financial Officers (the Code) adopted by the Company applies to the Company’s controller as well as other financial officers. The Company’s CEO has executed an affirmation whereby he has agreed to abide by all provisions and requirements stated in the Code. A full text of the Code is available without charge upon written request to Southeastern Banking Corporation, Attention: Corporate Secretary, P.O. Box 455, 1010 Northway, Darien, Georgia 31305.

CONTROLS AND PROCEDURES

A review and evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed by the Company’s management, including the CEO and controller, as of a date within 90 days prior to the filing of this Annual Report. Based on that review and evaluation, the CEO and controller have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives have made, and may continue to make, various written or oral forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and press releases. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. Certain factors that could cause actual results to differ materially from estimates contained in or underlying forward-looking statements include:

♦	Competitive pressures between depository and other financial institutions may increase significantly.
♦	Changes in the interest rate environment may reduce margins.
♦	General economic or business conditions in the geographic regions and industry in which the Company operates may lead to a deterioration in credit quality or a reduced demand for credit.

♦	Legislative or regulatory changes, including changes in accounting standards, monetary policies, and taxation requirements, may adversely affect the Company’s business.

Other factors include:

♦	Changes in consumer spending and saving habits as well as real estate markets.
♦	Management of costs associated with expansion of existing and development of new distribution channels, and ability to realize increased revenues from these distribution channels.

♦	The outcome of litigation which depends on judicial interpretations of law and findings of juries.
♦	The effect of mergers, acquisitions, and/or dispositions and their integration into the Company.
♦	Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

The foregoing list of factors is not exclusive. Many of the factors that will determine actual financial performance and values are beyond the Company’s ability to predict or control. This Analysis should be read in conjunction with the consolidated financial statements and related notes.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

The discussion on market risk is included in the Interest Rate and Market Risk/Interest Rate Sensitivity section of Part II, Item 7.

Item 8. Financial Statement and Supplementary Data.

The response to this item commences on page 29. Selected Statistical Information begins on page 26. Both the financial information and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiaries.

Selected Statistical Information/Five Year Data

Table 1 – Loans

Loans outstanding are presented by type below:

Loans by Category December 31,	2002	2001	2000	1999	1998
(In thousands)
Commercial, financial, and agricultural[1]	$77,680	$56,065	$70,175	$67,515	$69,125
Real estate – construction[3]	17,371	6,959	7,750	3,161	2,318
Real estate – residential mortgage[2,3]	55,614	70,361	61,257	59,656	60,035
Consumer, including credit cards	24,649	30,420	35,373	37,312	36,566

Loans, gross	175,314	163,805	174,555	167,644	168,044
Unearned income	333	457	753	1,650	3,283

Loans, net	$174,981	$163,348	$173,802	$165,994	$164,761

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

Table II – Nonperforming Assets

Nonperforming assets for each of the last five years are presented in the table below:

Nonperforming Assets December 31,	2002	2001	2000	1999	1998
(In thousands)
Nonaccrual loans:	$2,030	$1,881	$3,104	$685	$872
Restructured loans[1]	—	—	341	357	374

Total nonperforming loans	$2,030	$1,881	$3,445	$1,042	$1,246
Foreclosed real estate[2]	273	317	397	858	778
Other repossessed assets	91	14	60	36	32

Total nonperforming assets	$2,394	$2,212	$3,902	$1,936	$2,056

Accruing loans past due 90 days or more	$1,448	$1,528	$1,191	$1,467	$1,607

Ratios:
Nonperforming loans to net loans	1.16%	1.15%	1.98%	0.63%	0.76%

Nonperforming assets to net loans plus foreclosed/repossessed assets	1.37%	1.35%	2.24%	1.17%	1.24%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

The Company’s nonperforming loans and assets for the three years ended December 31, 2002 are discussed and policies pertaining to same are delineated in the Loan section of Part II, Item 7 (management discussion); accordingly, the discussion below is limited to nonperforming asset levels at year-end 1999 and 1998 unless otherwise indicated:

♦	Unrecognized income on nonaccrual and restructured loans totaled approximately $114,000 and $49,000 in 1999 and 1998.
♦	All known potential problem loans were included in nonperforming loans at December 31, 1999. Potential problem loans not included in nonperforming loans at December 31, 1998 totaled approximately

$1,295,000; subsequent to year-end 1998, these potential problem loans were placed on nonaccrual status and charged-off to their estimated collectible values.

♦	The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans at year-end 1999 and 1998.

Table III – Allowance for Loan Losses

As further discussed in the Loan section of Part II, Item 7, the Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. Activity in the allowance for each of the last five years is presented in the table below:

Allowance for Loan Losses
Years Ended December 31,	2002	2001	2000	1999	1998
(Dollars in thousands)

Allowance for loan losses at beginning of year	$3,135	$3,160	$3,223	$3,407	$3,705
Provision for loan losses	1,074	1,200	1,200	1,200	1,230
Charge-offs:
Commercial, financial, and agricultural	146	698	557	496	829
Real estate – construction	2	—	—	351	—
Real estate – residential mortgage	198	132	298	213	330
Consumer, including credit cards	528	720	817	950	802

Total charge-offs	874	1,550	1,672	2,010	1,961

Recoveries:
Commercial, financial, and agricultural	21	38	46	258	117
Real estate – construction	—	—	—	—	—
Real estate – residential mortgage	5	13	20	27	15
Consumer, including credit cards	240	274	343	341	301

Total recoveries	266	325	409	626	433

Net charge-offs	608	1,225	1,263	1,384	1,528

Allowance for loan losses at end of period	$3,601	$3,135	$3,160	$3,223	$3,407

Net loans outstanding[1] at end of period	$174,981	$163,348	$173,802	$165,994	$164,761

Average net loans outstanding[1] at end of period	$173,663	$164,402	$172,768	$163,124	$165,391

Ratios:
Allowance to net loans	2.06%	1.92%	1.82%	1.94%	2.07%

Net charge-offs to average loans	0.35%	0.75%	0.73%	0.85%	0.92%

Provision to average loans	0.62%	0.73%	0.69%	0.74%	0.74%

Recoveries to total charge-offs	30.43%	20.97%	24.46%	31.14%	22.08%

[1]	Net of unearned income

See the table on the next page and the accompanying management discussion for additional information on the allowance for loan losses.

Table IV – Allocation of Allowance for Loan Losses

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to absorb potential losses within the loan categories summarized in the table below:

Allocation of Allowance for Loan Losses December 31,	2002	2001	2000	1999	1998
(Dollars in thousands)
Allocation of allowance by loan category:
Commercial, financial, and agricultural	$1,843	$909	$1,054	$1,286	$1,135
Real estate – construction	144	140	117	117	—
Real estate – residential mortgage	893	931	707	651	861
Consumer, including credit cards	449	841	755	675	678
Unallocated	272	314	527	494	733

Total	$3,601	$3,135	$3,160	$3,223	$3,407

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	51%	29%	33%	40%	33%
Real estate – construction	4%	4%	4%	4%	—
Real estate – residential mortgage	25%	30%	22%	20%	25%
Consumer, including credit cards	12%	27%	24%	21%	20%
Unallocated	8%	10%	17%	15%	22%

Total	100%	100%	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	44%	34%	40%	40%	41%
Real estate – construction	10%	4%	5%	2%	1%
Real estate – residential mortgage	32%	43%	35%	36%	36%
Consumer, including credit cards	14%	19%	20%	22%	22%

Total	100%	100%	100%	100%	100%

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Southeastern Banking Corporation and Subsidiaries

Darien, Georgia

We have audited the accompanying consolidated balance sheet of Southeastern Banking Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Southeastern Banking Corporation and subsidiaries for each of the two years in the period ended December 31, 2001 were audited by other auditors, whose report dated March 7, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Banking Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MAULDIN & JENKINS, LLC

Albany, Georgia

February 14, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the accompanying consolidated balance sheet of Southeastern Banking Corporation and subsidiaries as of December 31, 2001 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southeastern Banking Corporation and subsidiaries at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ /BDO Seidman, LLP

Atlanta, Georgia

March 7, 2002

Consolidated Balance Sheets

December 31,	2002	2001
Assets
Cash and due from banks	$16,824,550	$16,787,021
Federal funds sold	22,811,000	7,580,000

Cash and cash equivalents	39,635,550	24,367,021
Investment securities
Held-to-maturity (market value of approximately $39,764,000 and $35,451,000 at December 31, 2002 and 2001)	37,697,612	35,090,649
Available-for-sale, at market value	115,625,072	122,529,275

Total investment securities	153,322,684	157,619,924
Loans, gross	175,314,077	163,805,412
Unearned income	(333,133)	(457,087)
Allowance for loan losses	(3,600,833)	(3,134,594)

Loans, net	171,380,111	160,213,731
Premises and equipment, net	8,140,885	6,675,354
Intangible assets	854,234	904,836
Other assets	4,806,165	5,433,949

Total Assets	$378,139,629	$355,214,815

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$57,694,311	$57,826,266
Interest-bearing deposits	260,153,716	240,880,561

Total deposits	317,848,027	298,706,827
U. S. Treasury demand note	3,028,187	493,153
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	4,734,245	5,417,508

Total liabilities	330,610,459	309,617,488

Shareholders’ Equity
Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,333,139 and 3,385,470 shares outstanding at December 31, 2002 and 2001)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	43,449,597	42,035,982
Treasury stock, at cost (247,658 and 195,327 shares at December 31, 2002 and 2001)	(4,124,263)	(3,247,718)

Realized shareholders’ equity	45,193,053	44,655,983
Accumulated other comprehensive income—unrealized gains on available-for-sale securities, net of tax	2,336,117	941,344

Total shareholders’ equity	47,529,170	45,597,327

Total Liabilities and Shareholders’ Equity	$378,139,629	$355,214,815

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31,	2002	2001	2000
Interest income
Loans, including fees	$14,850,861	$16,263,390	$18,215,106
Federal funds sold	278,029	829,442	226,160
Investment securities
Taxable	6,053,885	7,116,022	7,487,002
Tax-exempt	1,545,271	1,364,028	1,243,991
Other assets	58,807	80,457	90,405

Total interest income	22,786,853	25,653,339	27,262,664

Interest expense
Deposits	7,141,592	10,707,104	11,200,883
Federal funds purchased	—	—	51,705
U. S. Treasury demand note	12,337	30,076	53,050
Federal Home Loan Bank advances	300,111	300,111	417,632

Total interest expense	7,454,040	11,037,291	11,723,270

Net interest income	15,332,813	14,616,048	15,539,394
Provision for loan losses	1,074,000	1,200,000	1,200,000

Net interest income after provision for loan losses	14,258,813	13,416,048	14,339,394

Noninterest income
Service charges on deposit accounts	2,612,639	2,306,877	2,391,950
Investment securities gains, net	13,183	14,942	6,844
Other operating income	1,201,268	1,102,410	992,453

Total noninterest income	3,827,090	3,424,229	3,391,247

Noninterest expense
Salaries and employee benefits	6,355,909	6,187,339	6,126,576
Occupancy and equipment, net	2,363,449	2,180,672	2,054,614
Other operating expense	2,736,523	2,814,190	2,627,066

Total noninterest expense	11,455,881	11,182,201	10,808,256

Income before income tax expense	6,630,022	5,658,076	6,922,385
Income tax expense	1,871,230	1,560,950	1,987,291

Net income	$4,758,792	$4,097,126	$4,935,094

Basic earnings per common share	$1.42	$1.21	$1.42

Weighted average common shares outstanding	3,359,204	3,397,823	3,474,887

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 1999	$4,475,996	$1,391,723	$38,159,815	—	$(2,874,598)	$41,152,936
Comprehensive income:
Net income	—	—	4,935,094	—	—	4,935,094
Other comprehensive income, net of tax effect of $1,290,463:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	2,505,012	2,505,012

Comprehensive income						7,440,106

Cash dividends declared ($0.51 per share)			(1,767,125)			(1,767,125)
Purchase of treasury stock	—	—	—	$(2,485,742)	—	(2,485,742)

Balance, December 31, 2000	4,475,996	1,391,723	41,327,784	(2,485,742)	(369,586)	44,340,175
Comprehensive income:
Net income	—	—	4,097,126	—	—	4,097,126
Other comprehensive income, net of tax effect of $675,328:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	1,310,930	1,310,930

Comprehensive income						5,408,056

Cash dividends declared ($1.00 per share)			(3,388,928)			(3,388,928)
Purchase of treasury stock	—	—	—	(761,976)	—	(761,976)

Balance, December 31, 2001	4,475,996	1,391,723	42,035,982	(3,247,718)	941,344	45,597,327
Comprehensive income:
Net income	—	—	4,758,792	—	—	4,758,792
Other comprehensive income, net of tax effect of $718,519:
Change in unrealized gains on available-for-sale securities	—	—	—	—	1,394,773	1,394,773

Comprehensive income						6,153,565

Cash dividends declared ($1.00 per share)	—	—	(3,345,177)	—	—	(3,345,177)
Purchase of treasury stock	—	—	—	(876,545)	—	(876,545)

Balance, December 31, 2002	$4,475,996	$1,391,723	$43,449,597	$(4,124,263)	$2,336,117	$47,529,170

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2002	2001	2000
Operating activities
Net income	$4,758,792	$4,097,126	$4,935,094
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,074,000	1,200,000	1,200,000
Depreciation	829,853	767,170	702,023
Amortization and accretion, net	724,145	123,228	177,149
Deferred income tax (benefit) expense	(94,476)	(29,353)	96,159
Investment securities gains, net	(13,183)	(14,942)	(6,844)
Net losses (gains) on other real estate	25,105	37,157	(25,981)
Changes in assets and liabilities:
Decrease (increase) in other assets	378,917	813,755	(855,984)
(Decrease) increase in other liabilities	(1,028,353)	370,840	138,945

Net cash provided by operating activities	6,654,800	7,364,981	6,360,561

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	3,593,200	3,514,700	3,173,400
Available-for-sale	60,614,278	99,875,547	7,501,147
Proceeds from sales of investment securities available-for-sale	—	—	2,996,719
Purchases of investment securities held-to-maturity	(6,289,505)	(11,958,805)	(1,856,585)
Purchases of investment securities available-for-sale	(52,067,800)	(101,927,535)	(8,229,345)
Net (increase) decrease in loans	(2,004,299)	9,050,120	(8,890,486)
Proceeds from sales of other real estate	203,002	247,753	452,568
Net funds paid in purchase of branch	(7,748,200)	—	—
Capital expenditures, net	(792,018)	(719,389)	(716,344)

Net cash used in investing activities	(4,491,342)	(1,917,609)	(5,568,926)

Financing activities
Net increase in deposits	14,876,818	2,970,516	5,452,050
Net decrease in federal funds purchased	—	—	(3,950,000)
Net increase (decrease) in U. S. Treasury demand note	2,535,034	(508,804)	(907,541)
Proceeds from Federal Home Loan Bank advances	—	—	10,000,000
Repayment of Federal Home Loan Bank advances	—	—	(5,000,000)
Purchase of treasury stock	(876,545)	(761,976)	(2,485,742)
Dividends paid	(3,430,236)	(1,842,370)	(1,654,154)

Net cash provided by (used in) financing activities	13,105,071	(142,634)	1,454,613

Net increase in cash and cash equivalents	15,268,529	5,304,738	2,246,248
Cash and cash equivalents at beginning of year	24,367,021	19,062,283	16,816,035

Cash and cash equivalents at end of year	$39,635,550	$24,367,021	$19,062,283

Supplemental disclosure
Cash paid during the year
Interest	$8,295,167	$11,081,691	$11,666,270
Income taxes	1,970,000	1,360,000	2,045,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$278,182	$2,305,441	$488,810
Loans made in connection with sales of foreclosed real estate	139,800	2,126,038	545,156

See accompanying notes to consolidated financial statements.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southeastern Banking Corporation (the Company) is a bank holding company whose business is conducted by its wholly-owned commercial bank subsidiary, Southeastern Bank, and insurance subsidiary, SBC Financial Services, Inc. Southeastern Bank provides a full range of banking services to individual, corporate, and government customers through its fifteen branch locations in southeast Georgia and northeast Florida. SBC Financial Services, Inc. provides insurance agent and investment brokerage services within the same market area. The Company and its subsidiaries are headquartered in Darien, Georgia.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Operating results of branches acquired are included from the date of acquisition. Assets and liabilities of branches acquired are stated at estimated fair values at the date of acquisition.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period, the most significant of which pertain to the allowance for loan losses. Actual results could vary from these estimates.

Reclassifications

Certain prior year amounts have been restated to conform with the current year financial statement presentation.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Cash flows from loans, federal funds sold, federal funds purchased, and deposits are reported net.

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. Reserve balances totaled approximately $7,542,000 and $6,464,000 at December 31, 2002 and 2001.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and carried at market value with unrealized gains and losses included in other comprehensive income, net of any tax effect. Equity securities without readily determinable fair values are included in other assets and recorded at cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the period to maturity. Realized gains and losses on sales of securities are determined using the specific identification method, recognized concurrently in the income statement. When considered permanent, declines in the fair value of held-to-maturity and available-for-sale securities below cost are reflected in earnings as realized losses.

Loans

Loans are reported at their principal balances outstanding, net of unearned income and the allowance for loan losses. Interest income accrued on unpaid principal balances is generally recognized on a level-yield basis. Interest accrual is discontinued when it appears that future collection of principal or interest according to contractual terms may be doubtful. The Company classifies a loan as nonaccrual with the occurrence of one of the following events: (i) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to deterioration in the financial condition of the borrower. Accrued interest on any loan changed to nonaccrual status is reversed. Cash receipts on nonaccrual loans are applied first to outstanding principal balances and secondly to interest.

Management considers a loan to be impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Loans classified as nonaccrual generally meet the criteria to be considered impaired loans. The Company typically measures the impairment of a loan by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment is considered in evaluating the overall adequacy of the allowance for loan losses.

Loan origination fees and certain direct loan origination costs are normally capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2002, 2001, and 2000 was not significant, no amounts have been capitalized or deferred.

Allowance for Loan Losses

The Company’s allowance for loan losses is that amount considered adequate to absorb potential losses in the loan portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluations consider the level of problem loans and prior loan loss experience as well as the impact of current economic conditions, portfolio concentrations, and other risk factors. Specific allowances are established for impaired loans based on a comparison of the recorded carrying value of the loan to either the present value of the loan’s expected cash flow, the loan’s estimated market price, or the estimated fair value of the underlying collateral. General allowances are established for loans that can be grouped into pools based on similar characteristics. In this process, general allowance factors are based on the results of a statistical loss migration analysis and other analyses of recent and historical charge-off experience and are typically applied to the portfolio in terms of loan type and internal risk ratings. The general economic conditions and other risk elements are based on marketplace conditions that are impacting borrowers and could affect the collectibility of loans.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred, while betterments are capitalized.

Long-lived assets, including certain fixed assets, are evaluated regularly for other than temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement. The Company did not consider any of its long-lived assets to be impaired at December 31, 2002 and 2001.

Other Real Estate

Other real estate represents properties acquired through foreclosure or in settlement of loans and also includes any property owned that was formerly used as a branch facility. Other real estate is held for sale and is carried at the lower of cost or fair value less estimated selling expenses. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Provisions for subsequent devaluation of other real estate are charged to operations, while costs associated with improving the property are capitalized. The carrying amount of other real estate was $272,987 and $355,084 at December 31, 2002 and 2001, respectively.

Intangible Assets

Intangible assets comprise goodwill and core deposit intangibles. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill was amortized using the straight-line method over periods of 20 years or less through December 31, 2001. Year-to-date December 31, 2001 earnings included amortization of goodwill totaling $49,288. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these standards, goodwill, including goodwill acquired before initial application of the standard, is no longer amortized but instead is tested for impairment at least annually. Based on impairment tests performed, the Company determined its goodwill was not impaired as of December 31, 2002.

Core deposit intangibles are being amortized using the straight-line method over useful lives ranging from 10-15 years. These intangibles are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Income Taxes

The Company files consolidated income tax returns where permissible. Income tax expense (benefit) is allocated to each member of the consolidated group on the basis of their respective taxable income or loss included in the consolidated income tax return. Deferred income tax assets and liabilities result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period.

Comprehensive Income

Comprehensive income, which includes certain transactions and other economic events that bypass the income statements, consists of net income and unrealized gains and losses on available-for-sale securities, net of income taxes.

Recent Accounting Standards

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued during the third quarter of 2001. SFAS No. 144 supercedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” which previously governed impairment of long-lived assets, and the portions of Accounting Practice Bulletin (APB) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which addressed the disposal of a business segment. This standard improves financial reporting by requiring one accounting model be used for long-lived assets to be disposed by sale and by broadening the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 effective January 1, 2002. SFAS 144 did not have a material impact on the consolidated financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4 and 64, “Reporting Gains and Losses from Extinguishment of Debt” and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” respectively, and restricts the classification of early extinguishments of debt as an extraordinary item to the provisions of APB Opinion No. 30. This statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to the sale-leaseback transactions. The adoption of SFAS 145 did not have a current impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. Generally, SFAS No. 146 stipulates that defined exit costs, including restructuring and employee termination costs, are to be recorded on an incurred rather than commitment basis. This standard is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a significant impact on the consolidated financial statements.

SFAS No. 147, “Acquisitions of Certain Financial Institutions, “ was issued in October 2002. Generally, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinion No. 16 and 17 When a Savings and Loan Association or Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142. Additionally, this standard amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions. The adoption of SFAS No. 147 effective October 1, 2002 did not materially impact the consolidated financial statements.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 details the disclosures that should be made by a guarantor about its obligations under certain guarantees it has issued. The interpretation also requires a company to record a liability for certain guarantees. The disclosure provisions are effective for interim or annual periods ending after December 15, 2002. The recognition requirements of the interpretation are effective for all guarantees issued or modified subsequent to December 31, 2002. The Company has identified standby letters of credit as guarantees under FIN No. 45 and incorporated the necessary disclosures in Note 14 to the financial statements. The Company is currently assessing the potential impact of the recognition requirements, which will result in additional liabilities recorded for guarantees that fall within the scope of the interpretation. Adoption of FIN No. 45 is not expected to have a material impact on the Company’s financial position or results of operation.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses consolidation by business enterprises of variable interest entities (VIEs). The interpretation is based on the theory that an enterprise controlling another entity through interests other than voting interests should consolidate the controlled entity. Business enterprises are required under the provisions of the interpretation to identify VIEs, based on specified characteristics, and then determine whether they should be consolidated. An enterprise that holds a majority of the variable interests is considered the primary beneficiary, the enterprise that should consolidate the VIE. An enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary, is also required to make certain disclosures. The interpretation applies immediately to VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, the provisions would be effective July 1, 2003. Because the Company has no VIEs, adoption of this interpretation will not impact the Company’s financial position or results of operation.

2.	ACQUISITIONS

On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling approximately $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. The $100,000 deposit premium recorded in conjunction with the transaction is being amortized over a period of ten years using the straight-line method.

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government and agency securities	$56,146,700	$1,438,316	$—	$57,585,016
Mortgage-backed securities	40,837,674	1,065,462	2,859	41,900,277
Corporates	15,101,127	1,038,652	—	16,139,779

	112,085,501	3,542,430	2,859	115,625,072

Held-to-maturity:
State and municipal securities	37,697,612	2,089,171	23,156	39,763,627

	37,697,612	2,089,171	23,156	39,763,627

Total investment securities	$149,783,113	$5,631,601	$26,015	$155,388,699

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government and agency securities	$70,316,658	$1,345,778	$192,239	$71,470,197
Mortgage-backed securities	41,021,456	271,591	79,369	41,213,678
Corporates	9,764,882	123,192	42,674	9,845,400

	121,102,996	1,740,561	314,282	122,529,275

Held-to-maturity:
State and municipal securities	35,090,649	614,405	253,774	35,451,280

	35,090,649	614,405	253,774	35,451,280

Total investment securities	$156,193,645	$2,354,966	$568,056	$157,980,555

The amortized cost and fair value of debt securities at December 31, 2002 by contractual maturities are shown in the table on the next page. Expected maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
December 31, 2002	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,009,535	$4,088,240	$650,000	$662,213
Due from one to five years	53,302,908	54,929,534	6,056,253	6,285,342
Due from five to ten years	13,935,384	14,707,021	16,452,590	17,605,116
Due after ten years	—	—	14,538,769	15,210,956

	71,247,827	73,724,795	37,697,612	39,763,627
Mortgage-backed securities	40,837,674	41,900,277	—	—

	$112,085,501	$115,625,072	$37,697,612	$39,763,627

Investment securities with carrying values of $66,345,768 and $62,721,466 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and other funds, including advances from the Federal Home Loan Bank of Atlanta (Note 9).

Realized gains and losses on sales and other redemptions of securities comprised the following:

Years Ended December 31,	2002	2001	2000
Gross gains	$13,183	$14,942	$6,900
Gross losses	—	—	(56)

Net realized gains	$13,183	$14,942	$6,844

4.	LOANS

The composition of the Company’s loan portfolio is shown in the table below:

December 31,	2002	2001
Commercial, financial and agricultural	$77,680,184	$56,064,795
Real estate – construction	17,370,621	6,958,547
Real estate – residential mortgage	55,613,822	70,360,558
Consumer, including credit cards	24,649,450	30,421,512

Loans, gross	175,314,077	163,805,412
Unearned income	(333,133)	(457,087)
Allowance for loan losses	(3,600,833)	(3,134,594)

Loans, net	$171,380,111	$160,213,731

Nonaccrual and restructured loans totaled approximately $2,029,000 and $1,881,000 at December 31, 2002 and 2001, respectively. Included in the allowance for loan losses was approximately $307,000 and $286,000 pertaining to such loans at December 31, 2002 and 2001. The gross amount of interest income that would have been recorded in 2002, 2001, and 2000, if such loans had been accruing interest at their contractual rates, was $163,000, $146,000, and $127,000; interest income actually recognized totaled $59,000, $31,000, and $0. Nonaccrual and restructured loans averaged approximately $1,815,000, $1,814,000, and $1,467,000 in 2002, 2001, and 2000.

In the normal course of business, the bank subsidiary has made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans, as defined, approximated $1,724,000 at December 31,

2002 and $2,582,000 at December 31, 2001. During 2002, approximately $853,000 of such loans were made and $1,711,000 repaid. None of these loans have been restructured, nor were any related party loans charged-off during 2002 and 2001.

5.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized below:

December 31,	2002	2001	2000
Balance, beginning of year	$3,134,594	$3,159,165	$3,222,889
Provision for loan losses	1,074,000	1,200,000	1,200,000
Charge-offs	(873,531)	(1,550,351)	(1,672,463)
Recoveries	265,770	325,780	408,739

Balance, end of year	$3,600,833	$3,134,594	$3,159,165

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,	2002	2001
Land	$2,171,338	$1,449,614
Buildings	7,710,093	6,725,557
Furniture and equipment	6,789,443	6,232,099

	16,670,874	14,407,270
Accumulated depreciation and amortization	(8,529,989)	(7,731,916)

Premises and equipment, net	$8,140,885	$6,675,354

The Company owned all of its banking facilities at December 31, 2002 and 2001. Depreciation and amortization of premises and equipment totaled $829,853, $767,170, and $702,023 in 2002, 2001 and 2000, respectively. Rent expense associated with operating leases on equipment approximated $109,000, $83,000, and $91,000 in 2002, 2001, and 2000.

7.	INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis or more frequently, as circumstances dictate. During 2002, the Company performed the first of the required annual impairment tests. As a result of these tests, no intangible assets were deemed impaired in 2002. Following is a summary of information related to acquired intangible assets, including goodwill:

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2000	$306,063	$789,497
Amortization	(49,288)	(141,436)

Balance, December 31, 2001	$256,775	648,061
Richmond Hill acquisition (Note 2)	—	100,000
Amortization	—	(150,602)

Balance, December 31, 2002	$256,775	$597,459

Amortization of intangibles totaled $150,602 in 2002 and $190,724 in both 2001 and 2000, respectively. Estimated amortization expense for the next five years, all pertaining to core deposit intangibles, is as follows:

2003	$151,436
2004	79,880
2005	58,214
2006	58,214
2007	58,214
Thereafter	191,501

Total	$597,459

In accordance with SFAS No. 142, no goodwill was amortized in 2002. Following is a summary of net income and earnings per share that would have been reported had amortization of goodwill ceased in 2001 and 2000:

Years Ended December 31,	2002	2001	2000
Reported net income	$4,758,792	$4,097,126	$4,935,094
Goodwill amortization	—	49,288	49,288

Adjusted net income	$4,758,792	$4,146,414	$4,984,382

Reported basic earnings per share	$1.42	$1.21	$1.42
Goodwill amortization	—	0.01	0.01

Adjusted basic earnings per share	$1.42	$1.22	$1.43

8.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

December 31,	2002	2001
Interest-bearing demand deposits (NOW and money market)	$77,431,784	$54,049,567
Savings	96,837,788	84,140,099
Time certificates under $100,000	56,398,676	66,145,141
Time certificates of $100,000 or more	29,485,468	36,545,754

Total interest-bearing deposits	$260,153,716	$240,880,561

Interest expense on time certificates of $100,000 or more approximated $1,223,000, $2,518,000, and $2,525,000 in 2002, 2001, and 2000, respectively.

Scheduled maturities of time certificates at December 31, 2002 were as follows:

December 31,	2002
Due in one year or less	$73,860,281
Over one year through three years	10,113,822
Over three years	1,910,041

$85,884,144

The Company had brokered deposits totaling $594,000 at December 31, 2002.

9.	SHORT-TERM BORROWINGS

Short-term borrowings at December 31 included:

December 31,	2002		2001
	Balance	Rate	Balance	Rate
U.S. Treasury demand notes	$3,028,187	0.99%	$493,153	1.40%
Other	—	—	—	—

Total short-term borrowings	$3,028,187		$493,153

At December 31, 2002, $19,000,000 in unsecured lines of credit from non-affiliated banks was available to meet general liquidity needs. No amounts were drawn against these lines at December 31, 2002 and 2001. The average balances of short-term borrowings for the years ended December 31, 2002, 2001, and 2000 were $960,000, $846,000, and $1,647,000, respectively, while the maximum amount outstanding at any month-end during the years ended December 31, 2002, 2001, and 2002 was $3,028,000, $2,181,000, and $6,831,000, respectively.

10.	OTHER BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank of Atlanta (FHLB) to meet general liquidity and other needs. Under this line, the Company can borrow, in total or increments, up to 16% of the bank subsidiary’s total assets; at December 31, 2002, maximum borrowings approximated $55,500,000. Advances outstanding with the FHLB totaled $5,000,000 at December 31, 2002 and 2001. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5,000,000 advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. The advance was secured by mortgage-backed securities with an aggregate carrying value of $6,958,000 at December 31, 2002.

11.	EMPLOYEE BENEFIT PLAN

The Company has a noncontributory profit-sharing plan which covers substantially all employees. Under the terms of the plan, the Company’s contributions are discretionary but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Total contributions expensed under this plan totaled $450,000 in each of the last three years.

12.	INCOME TAXES

The components of income tax expense were as follows:

Years ended December 31,	2002	2001	2000
Federal:
Current tax expense	$1,810,991	$1,513,718	$1,811,896
Deferred tax (benefit) expense	(94,476)	(29,353)	96,159

	1,716,515	1,484,365	1,908,055

State:
Current tax expense	154,715	76,585	79,236

Total income tax expense	$1,871,230	$1,560,950	$1,987,291

The Company’s income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

Years ended December 31,	2002	2001	2000
Taxes at federal statutory rate	$2,254,207	$1,923,746	$2,353,611
Increase (decrease) resulting from:
Tax-exempt interest income, net	(500,371)	(434,627)	(432,300)
State income taxes, net of federal benefit	102,112	50,546	52,296
Other, net	15,282	21,285	13,684

Total income tax expense	$1,871,230	$1,560,950	$1,987,291

Temporary differences create deferred tax assets and liabilities that are detailed below:

December 31,	2002	2001
Deferred tax assets (liabilities):
Allowance for loan losses	$750,396	$622,356
Other real estate	40,793	73,786
Unrealized gains on investment securities
available-for-sale, net	(1,203,455)	(484,936)
Accretion of discounts on investment securities	(12,192)	(11,621)

Net deferred tax (liability) asset	$(424,458)	$199,585

The Company has not recorded any valuation allowances for deferred tax assets.

13.	TREASURY STOCK

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in treasury stock. In 2000 and 2001, the Company purchased 195,327 shares on the open market and through private transactions at an average price of $16.63 per share. In 2002, the Company purchased an additional 52,331 shares at a purchase price of $16.75. Cumulatively, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,333,139 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $2,875,737. Any acquisition of additional shares will be dictated by market conditions.

14.	COMMITMENTS AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

Loan Commitments

In the normal course of business, the Company originates financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, and property, plant and equipment. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is obtained when deemed necessary. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Since many commitments expire without being funded, total commitment amounts do not necessarily represent future credit exposure or liquidity requirements. A summary of the Company’s commitments follows:

December 31,	2002	2001
Commitments to extend credit	$24,745,000	$16,492,000
Standby letters of credit	1,610,000	1,382,000

Total commitments	$26,355,000	$17,874,000

Other Off-Balance Sheet Financial Instruments

The Company does not invest in off-balance sheet derivative financial instruments such as swaps, options or forward contracts.

15.	CONCENTRATIONS OF CREDIT RISK

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk arising from financial instruments, whether on- or off-balance sheet, can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or market areas. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. Within the investment portfolio, the Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies. The major concentrations of credit risk in loans and loan commitments arise by collateral type and market areas. The majority of the Company’s loan portfolio is concentrated in loans secured by real estate. At December 31, 2002, the Company had approximately $122,736,000 in real estate loans, and an additional $13,862,000 commitment to extend credit on such loans. Substantial portions of these loans are in the Company’s primary market areas. In addition, a substantial portion of the Company’s other real estate is located in those same markets. Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate are susceptible to changes in market conditions in the Company’s trade areas. The Company, as a matter of policy, generally does not extend credit to any single borrower or group of related borrowers in excess of 25% of the bank subsidiary’s statutory capital.

16.	REGULATORY MATTERS

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s capital requirements and classification are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and its bank subsidiary are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively. The Company is committed to remaining well-capitalized. As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well-capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and its bank subsidiary met all applicable capital adequacy requirements as of December 31, 2002. No conditions or events have occurred since that notification that management believes would change this classification. Actual capital amounts and ratios are presented in the table on the next page.

December 31,	2002		2001
	Amount	Rate	Amount	Rate
Southeastern Banking Corporation:
Tier 1 capital	$44,340,000	20.76%	$43,751,000	23.45%
Total capital	47,021,000	22.01%	46,093,000	24.71%
Tier 1 leverage	44,340,000	12.14%	43,751,000	12.32%
Southeastern Bank:
Tier 1 capital	$43,062,000	20.18%	$42,592,000	22.86%
Total capital	45,741,000	21.44%	44,930,000	24.12%
Tier 1 leverage	43,062,000	11.81%	42,592,000	12.01%

State banking regulations limit the amount of dividends the bank subsidiary may pay without prior approval. The amount of cash dividends available from the bank subsidiary for payment in 2002 without such prior approval is approximately $2,384,000.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties except in a forced liquidation. Fair value is best determined using quoted market prices. In cases where quoted market prices are not available, fair values are based on pricing models or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rates and cash flow analyses. Accordingly, the fair value estimates may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on estimated fair values.

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Short-term financial instruments are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity. This approach applies to cash and cash equivalents, short-term investments, short-term borrowings, and certain other assets and liabilities.
•	Investment securities are substantially valued at quoted market prices. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities.
•	Fair values for variable-rate loans that reprice frequently and have no significant change in credit risk approximate carrying values. For other loans, fair values are based upon discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, as applicable.
•	Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The intangible value of long-term relationships with depositors is not considered in estimating fair values.
•	Fair values for other borrowings are based on quoted market prices for similar instruments or estimated using the Company’s current incremental borrowing rate for such instruments.
•	The carrying amount of accrued interest approximates its fair value.
•	Since the majority of the Company’s unfunded commitments, including lending commitments and standby letters of credit, are offered to customers for only short periods of time and the rates underlying such commitments therefore approximate market rates, fair value is equal to the amount outstanding at the balance sheet date.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

December 31,	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$39,635,550	$39,635,550	$24,367,021	$24,367,021
Investment securities	153,322,684	155,388,699	157,619,924	157,980,555
Loans, net	171,380,111	173,009,221	160,213,731	161,954,701
Accrued interest receivable	2,745,446	2,745,446	3,003,194	3,003,194
Other assets	1,087,000	1,087,000	1,087,000	1,087,000
Financial liabilities:
Deposits	$317,848,027	$319,696,904	$298,706,827	$299,368,317
U.S. Treasury demand note	3,028,187	3,028,187	493,153	493,153
FHLB advances	5,000,000	6,703,717	5,000,000	5,934,542
Accrued interest payable	1,276,415	1,276,415	2,113,242	2,113,242
Off-balance sheet financial instruments:
Commitments to extend credit		$24,745,000		$16,492,000
Standby letters of credit		1,610,000		1,382,000

Because SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the aggregate fair value amounts presented may not necessarily represent the underlying market value of the Company.

18.	SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expense in excess of 1% of total revenue were as follows:

Years Ended December 31,	2002	2001	2000
Other operating income:
Mortgage origination fees	$432,051	$345,328	$191,940
Other operating expense:
Advertising	$268,542	$233,906	$293,799
Stationery & supplies	250,670	313,559	280,122

19.	CONTINGENCIES

The Company and its subsidiaries are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the consolidated results of operations or financial position.

20.	PARENT COMPANY FINANCIAL INFORMATION

  Parent Company only financial information is presented below:

Condensed Balance Sheets

December 31,	2002	2001
Assets
Cash	$3,069,620	$2,810,693
Investment in subsidiaries, at equity	46,294,741	44,204,769
Premises and equipment, net	—	54,430
Other assets	348,016	795,700

Total Assets	$49,712,377	$47,865,592

Liabilities
Other liabilities	$2,183,207	$2,268,265

Shareholders’ Equity
Common stock	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	43,449,597	42,035,982
Treasury stock, at cost	(4,124,263)	(3,247,718)

Realized shareholders’ equity	45,193,053	44,655,983
Accumulated other comprehensive income—unrealized gains on available-for-sale securities, net of tax	2,336,117	941,344

Total shareholders’ equity	47,529,170	45,597,327

Total Liabilities and Shareholders’ Equity	$49,712,377	$47,865,592

Condensed Statements of Income

Years Ended December 31,	2002	2001	2000
Income
Dividends	$4,092,000	$4,500,000	$3,962,000
Interest	22,344	27,170	41,428
Equity in undistributed income of subsidiaries	695,199	(328,088)	1,025,881
Other income	2,375	74	—

Total income	4,811,918	4,199,156	5,029,309

Operating expenses
Occupancy and other expenses	66,853	115,452	95,872

Income before income tax benefit	4,745,065	4,083,704	4,933,437
Income tax benefit	(13,727)	(13,422)	(1,657)

Net income	$4,758,792	$4,097,126	$4,935,094

Condensed Statements of Cash Flows
Years Ended December 31,	2002	2001	2000
Operating activities
Net income	$4,758,792	$4,097,126	$4,935,094
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(695,199)	328,088	(1,025,881)
Depreciation and amortization	10,034	59,322	59,322
Investment securities gains, net	(2,375)	—	—
Purchase accounting adjustment with subsidiaries	301,171	—	—
Changes in assets and liabilities:
Decrease (increase) in other assets	190,085	(176,463)	(72,467)
Decrease in other liabilities	—	—	(2,110)

Net cash provided by operating activities	4,562,508	4,308,073	3,893,958

Investing activities
Redemption of investment security available-for-sale	3,200	—	—

Financing activities
Purchase of treasury stock	(876,545)	(761,976)	(2,485,742)
Dividends paid	(3,430,236)	(1,842,370)	(1,654,154)

Net cash used in financing activities	(4,306,781)	(2,604,346)	(4,139,896)

Net increase (decrease) in cash and cash equivalents	258,927	1,703,727	(245,938)
Cash and cash equivalents at beginning of year	2,810,693	1,106,966	1,352,904

Cash and cash equivalents at end of year	$3,069,620	$2,810,693	$1,106,966

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On November 26, 2002, Southeastern Banking Corporation (“SBC” or “Registrant”) dismissed its prior independent certifying accountants, BDO Seidman, LLP (“BDO”), and appointed Mauldin & Jenkins, LLC, effective immediately. This determination followed SBC’s decision to seek proposals from independent accountants to audit SBC’s financial statements for the fiscal year ending December 31, 2002. The decision to dismiss BDO and retain Mauldin & Jenkins was made by SBC’s Audit Committee under the authority vested in the Audit Committee by the stockholders at the annual meeting in May 2002.

BDO’s audit reports on SBC’s financial statements as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, during the last two fiscal years preceding the date of dismissal and the interim period from December 31, 2001 to November 26, 2002, there were no disagreements between SBC and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2003 (Proxy Statement).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Supplemental Disclosure/Compensation Pursuant to Plans. The Company maintains an Employee Profit-Sharing Plan (the Plan). The purpose of the Plan is to provide employees with an opportunity to share in the profits generated by participating subsidiaries. A participating employee’s (the Participant) eligibility for benefits is determined by his or her period of service. A Participant’s period of service begins on the commencement date of his employment and continues through (i) periods of temporary illness; (ii) periods of temporary lay-off; (iii) authorized leaves of absence; (iv) periods of termination of employment lasting less than one year; and (v) certain periods of transfer to a member of the controlled group of corporations of which the Company may become a part, as defined by the Employee Retirement Income Security Act and regulations issued thereunder.

Contributions are made each year in an amount determined by each participating subsidiary’s Board of Directors, subject to certain limitations regarding earnings. No contributions by Participants are required or permitted. Contributions are placed in a trust account, which is administered by a corporate entity determined by the Company’s Board of Directors.

Although records of the trust are maintained for each Participant’s account for accounting purposes, the assets of the trust are not segregated as to individual Participants’ accounts. The balances in a Participant’s account are adjusted annually to reflect contributions to the trust, income received from trust assets, and any forfeitures which become available during the year.

A Participant’s interest in his account vests 100% when his employment is terminated (i) at or after the Participant attains the normal retirement age of 65 or (ii) due to disability. If termination is caused by a Participant’s death, the Participant’s beneficiary becomes vested in the Participant’s account as of the date of the Participant’s death. If a

Participant’s employment is terminated for any reason other than those set out above, vesting in the Participant’s account is determined according to the schedule below:

Years of Service	Vested Percentages	Forfeited Percentages
Less than 3	0%	100%
3 but less than 4	20	80
4 but less than 5	40	60
5 but less than 6	60	40
6 but less than 7	80	20
7 or more	100	0

A Participant may choose to receive his benefits in a lump sum or, in limited circumstances, by the purchase of an annuity contract.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

[Remainder of this page intentionally left blank.]

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. and 2. – Financial Statements and Schedules

Index to Financial Statements & Schedules	Page Number in Annual Report
Audited Financial Statements
Independent auditors’ report	29
Consolidated balance sheets at December 31, 2002 and 2001	31
Consolidated statements of income for each of the three years in the period ended December 31, 2002	32
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2002	33
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2002	34
Notes to consolidated financial statements	35

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on December 3, 2002, amended December 16, 2002, announcing a change in its certifying accountants. See Item 9, Part II of this Form 10-K for further details.

(c)	Index to Exhibits:

Articles of Incorporation and By-Laws:	Incorporated by reference from Form 10-K filed for the year ended December 31, 1990.

Exhibit 22	Subsidiaries of Registrant

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes- Oxley Act of 2002

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes- Oxley Act of 2002

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

We, the certifying officers, indicate in this report that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to our evaluation completed on March 31, 2003. There were no significant deficiencies and material weaknesses that require corrective actions.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President

Date:    April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ ALYSON G. BEASLEY	April 15, 2003
Alyson G. Beasley

/s/ LESLIE H. BLAIR	April 15, 2003
Leslie H. Blair

/s/ DAVID H. BLUESTEIN	April 15, 2003
David H. Bluestein

/s/ GENE F. BRANNEN	April 15, 2003
Gene F. Brannen

/s/ WILLIAM DOWNEY	April 15, 2003
William Downey

/s/ CORNELIUS P. HOLLAND, III	April 15, 2003
Cornelius P. Holland, III

/s/ ALVA J. HOPKINS, III	April 15, 2003
Alva J. Hopkins, III

/s/ G. NORRIS JOHNSON	April 15, 2003
G. Norris Johnson

Certification

I, Cornelius P. Holland, III, certify that:

1. I have reviewed this annual report on Form 10-K of Southeastern Banking Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CORNELIUS P. HOLLAND, III
Cornelius P. Holland, III, President & CEO

Date:    April 15, 2003

Certification

I, Alyson G. Beasley, certify that:

1. I have reviewed this annual report on Form 10-K of Southeastern Banking Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President

Date:    April 15, 2003