Form 10-Q
period 2003-03-31
SOUTHEASTERN BANKING CORP
filed 2003-05-15
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 2-83157

SOUTHEASTERN BANKING CORPORATION

(Exact name of registrant as specified in its charter)

GEORGIA	58-1423423
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. BOX 455, 1010 NORTHWAY STREET, DARIEN, GEORGIA	31305
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2003, 3,333,139 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Southeastern Banking Corporation

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$18,530,895	$16,824,550
Federal funds sold	20,989,000	22,811,000

Cash and cash equivalents	39,519,895	39,635,550

Investment securities
Held-to-maturity (market value of approximately $39,990,000 and $39,764,000 at March 31, 2003 and December 31, 2002)	37,682,877	37,697,612
Available-for-sale, at market value	114,721,526	115,625,072

Total investment securities	152,404,403	153,322,684

Loans, gross	177,686,054	175,314,077
Unearned income	(299,307)	(333,133)
Allowance for loan losses	(3,596,879)	(3,600,833)

Loans, net	173,789,868	171,380,111

Premises and equipment, net	8,031,476	8,140,885
Intangible assets	816,375	854,234
Other assets	4,499,312	4,806,165

Total Assets	$379,061,329	$378,139,629

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$61,932,181	$57,694,311
Interest-bearing deposits	261,013,401	260,153,716

Total deposits	322,945,582	317,848,027

U. S. Treasury demand note	933,542	3,028,187
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,295,987	4,734,245

Total liabilities	331,175,111	330,610,459

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,333,139 shares outstanding)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	44,270,969	43,449,597
Treasury stock, at cost (247,658 shares)	(4,124,263)	(4,124,263)

Realized shareholders’ equity	46,014,425	45,193,053
Accumulated other comprehensive income—unrealized gains on available-for-sale securities, net of tax	1,871,793	2,336,117

Total shareholders’ equity	47,886,218	47,529,170

Total Liabilities and Shareholders’ Equity	$379,061,329	$378,139,629

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Interest income
Loans, including fees	$3,580,509	$3,703,337
Federal funds sold	50,969	57,802
Investment securities
Taxable	1,312,892	1,652,414
Tax-exempt	400,020	374,252
Other assets	12,524	15,505

Total interest income	5,356,914	5,803,310

Interest expense
Deposits	1,334,445	1,975,794
U. S. Treasury demand note	2,234	4,218
Federal Home Loan Bank advances	74,000	74,000

Total interest expense	1,410,679	2,054,012

Net interest income	3,946,235	3,749,298

Provision for loan losses	234,000	300,000

Net interest income after provision for loan losses	3,712,235	3,449,298

Noninterest income
Service charges on deposit accounts	650,400	566,936
Investment securities gains, net	7,534	2,000
Other operating income	342,258	369,544

Total noninterest income	1,000,192	938,480

Noninterest expense
Salaries and employee benefits	1,692,802	1,645,498
Occupancy and equipment, net	610,133	564,552
Other operating expense	702,748	671,899

Total noninterest expense	3,005,683	2,881,949

Income before income taxes	1,706,744	1,505,829
Income tax expense	485,394	418,647

Net income	$1,221,350	$1,087,182

Net income per average share—basic	$0.37	$0.32

Average common shares—basic	3,333,139	3,385,470

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2001	$4,475,996	$1,391,723	$42,035,982	$(3,247,718)	$941,344	$45,597,327
Comprehensive income:
Net income	—	—	1,087,182	—	—	1,087,182
Other comprehensive income, net of tax effect of $321,980:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(625,020)	(625,020)

Comprehensive income						462,162

Cash dividends declared ($0.11 1/2 per share)	—	—	(389,329)	—	—	(389,329)

Balance, March 31, 2002	$4,475,996	$1,391,723	$42,733,835	$(3,247,718)	$316,324	$45,670,160

Balance, December 31, 2002	$4,475,996	$1,391,723	$43,449,597	$(4,124,263)	$2,336,117	$47,529,170
Comprehensive income:
Net income	—	—	1,221,350	—	—	1,221,350
Other comprehensive income, net of tax effect of $239,197:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(464,324)	(464,324)

Comprehensive income						757,026

Cash dividends declared ($0.12 per share)	—	—	(399,978)	—	—	(399,978)

Balance, March 31, 2003	$4,475,996	$1,391,723	$44,270,969	$(4,124,263)	$1,871,793	$47,886,218

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities
Net income	$1,221,350	$1,087,182
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	234,000	300,000
Depreciation	220,224	201,024
Amortization and accretion, net	301,145	152,086
Investment securities gains, net	(7,534)	(2,000)
Net losses on other real estate	8,888	26,215
Changes in assets and liabilities:
Decrease in other assets	313,677	346,927
Decrease in other liabilities	(415,831)	(635,460)

Net cash provided by operating activities	1,875,919	1,475,974

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	170,000	1,262,000
Available-for-sale	21,172,929	13,243,162
Proceeds from sales of investment securities held-to-maturity	310,650	—
Purchases of investment securities held-to-maturity	(490,406)	(1,311,111)
Purchases of investment securities available-for-sale	(21,204,165)	(9,509,076)
Net increase in loans	(2,694,801)	(1,072,933)
Proceeds from sales of other real estate	35,331	41,429
Net funds paid in purchase of branch	—	(7,748,200)
Capital expenditures, net	(110,815)	(360,587)

Net cash used in investing activities	(2,811,277)	(5,455,316)

Financing activities
Net increase in deposits	5,097,555	13,892,917
Net (decrease) increase in U. S. Treasury demand note	(2,094,645)	1,374,224
Dividends paid	(2,183,207)	(2,268,265)

Net cash provided by financing activities	819,703	12,998,876

Net (decrease) increase in cash and cash equivalents	(115,655)	9,019,534
Cash and cash equivalents at beginning of year	39,635,550	24,367,021

Cash and cash equivalents at March 31	$39,519,895	$33,386,555

Supplemental disclosure
Cash paid during the period
Interest	$1,745,635	$2,416,494
Noncash investing and financing activities
Real estate acquired through foreclosure	$51,044	$92,441
Loans made in connection with sales of foreclosed real estate	—	$41,175

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Reclassifications

Certain prior year amounts have been restated to conform with the current year financial statement presentation.

3.	Recent Accounting Standards

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. Generally, SFAS No. 146 stipulates that defined exit costs, including restructuring and employee termination costs, are to be recorded on an incurred rather than commitment basis. The Company adopted SFAS 146 effective January 1, 2003. SFAS 146 did not have a material impact on the consolidated financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has identified standby letters of credit as guarantees under FIN No. 45 and adopted FIN 45, in entirety, effective January 1, 2003. Adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Generally, this standard is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have a current impact on the Company’s consolidated financial statements.

4.	Acquisition

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

Southeastern Banking Corporation

Management’s Discussion and Analysis

This Analysis should be read in conjunction with the 2002 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 1–6 of this quarterly filing.

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $379,061,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels including internet and telephone banking. The Company’s insurance subsidiary, SBC Financial Services, Inc. (SBCF), provides insurance agent and investment brokerage services with an emphasis on financial planning. In addition to traditional insurance, products offered include fixed and indexed annuities, mutual funds, retirement plans, and long-term care policies. SBCF had a nominal impact on the Company’s financial condition and results of operations at March 31, 2003 and 2002.

Acquisition

On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. A deposit premium of $100,000 was recorded in conjunction with the transaction. Operating results for Richmond Hill are included from the date of acquisition.

Financial Condition

Consolidated assets totaled $379,061,329 at March 31, 2003, up $921,700 or 0.24% from year-end 2002 and $6,750,862 or 1.81% from March 31, 2002. Virtually all of the 2003 growth year-to-date occurred in the loan portfolio. Offsetting a $1,822,000 reduction in federal funds sold, loan balances grew $2,409,757. Loans comprised 51%, investment securities, 43%, and federal funds sold, 6%, of earning assets at March 31, 2003 versus 49%, 44%, and 7% at December 31, 2002. Overall, earning assets aggregated 92% of total assets at March 31, 2003 and year-end 2002. During the year-earlier period, total assets increased $17,095,652 or 4.81%. The acquisition of the Richmond Hill branch and deposit growth at other SEB locations were the primary factors in the 2002 increase. Refer to the Liquidity section of this Analysis for additional details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $918,281, or less than 1%, since December 31, 2002. Purchases of securities during the three-month period approximated $21,695,000, and redemptions, $21,646,000. Approximately 84% of securities transactions year-to-date were attributable to various issuers’ exercise of call options and other prepayments as a result of the current low-rate interest environment. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. Although no significant changes occurred in the investment securities mix during 2003 year-to-date, the Company continues to increase its holdings of mortgage-backed securities, corporates, and municipals to reduce its exposure to Agency securities with call features. At March 31, 2003, mortgage-backed securities, corporates, and municipals comprised 27%,

Southeastern Banking Corporation

Management’s Discussion and Analysis

12%, and 25% of the portfolio. Overall, securities comprised 43% of earning assets at March 31, 2003 versus 44% at year-end 2002.

Management believes the credit quality of the investment portfolio remains sound, with 62.31% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at March 31, 2003. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at March 31, 2003. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category March 31, 2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
U. S. Government agencies	$53,958	$1,157	$4	$55,111
Mortgage-backed securities	40,567	744	19	41,292
Corporates	17,361	958	—	18,319

	111,886	2,859	23	114,722

Held-to-maturity:
States and political subdivisions	37,683	2,318	11	39,990

Total investment securities	$149,569	$5,177	$34	$154,712

As shown, the carrying value of the securities portfolio reflected $5,143,000 in net unrealized gains at March 31, 2003; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 1.37% or $2,405,803 at March 31, 2003 compared to year-end 2002. Reflecting higher deposit balances, the net loans to deposits ratio dropped 12 basis points to 54.93% at March 31, 2003 from 55.05% at year-end 2002 and 21 basis points from 55.14% a year ago. Growth in the commercial and real estate—mortgage/construction portfolios fueled the 2003 balance improvement year-to-date. More specifically, gross commercial loans increased $3,152,286 or 4.06% at March 31, 2003 compared to December 31, 2002. Nonfarm real estate and agricultural loans within the commercial portfolio grew $3,651,303 and $2,024,725; governmental and other commercial/industrial loans fell $565,513 and $1,958,229. On a combined basis, real estate—mortgage and construction loans grew a modest 1.73% or $1,265,815 in 2003 year-to-date. The majority, or 74%, of the growth within these real estate loans was concentrated in the residential mortgage sector. Although construction balances were virtually unchanged at March 31, 2003 versus year-end 2002, most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. While the Company, like peer institutions of similar size, originates permanent residential mortgages for new construction, it traditionally does not hold or service mortgage loans with maturities greater than fifteen years for its own portfolio. Rather, permanent residential mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Consumer loans declined $2,046,124 or 8.30% during the first quarter of 2003 compared to year-end 2002. Reduced demand was the chief element in the 2003 results. Consumer loans remain the Company’s highest-yielding interest-earning asset, and the Company is committed to reversing the decline in this portfolio.

Southeastern Banking Corporation

Management’s Discussion and Analysis

Despite the current economic slowdown within the Company’s markets, management is optimistic that overall loan volumes will remain higher in 2003 than 2002. Strategies implemented by management to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, in February 2003, the Company opened a loan production office in Brunswick, Georgia, providing the Company with a foothold in one of the fastest-growing and more populous markets in southeast Georgia. The loan production office is expected to increase origination volume in 2003. During the same period last year, net loans grew 6.96% or $11,364,490. More than 90%, or $10,300,000, of the 2002 improvement was attributable to the Richmond Hill acquisition. Loans outstanding are presented by type in the table below:

Loans by Category	March 31, 2003	December 31, 2002	March 31, 2002
	(In thousands)

Commercial, financial, and agricultural[1]	$80,832	$77,680	$68,923
Real estate—construction[3]	17,695	17,371	6,318
Real estate—residential mortgage[2,3]	56,556	55,614	68,507
Consumer, including credit cards	22,603	24,649	31,362

Loans, gross	177,686	175,314	175,110
Unearned income	299	333	397

Loans, net	$177,387	$174,981	$174,713

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans at March 31, 2002 have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2003, the Company had approximately $129,786,000 in real estate loans, and an additional $12,327,000 commitment to extend credit on such loans. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $25,238,000 at March 31, 2003; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $2,056,000 at March 31, 2003, down $338,000 or 14.12% from year-end 2002 and down $70,000 from March 31, 2002. As a percent of total assets, nonperforming assets totaled 0.54% at March 31, 2003 versus 0.63% at year-end 2002 and 0.57% a year ago. The fluctuation in nonperforming asset balances year-to-date resulted predominantly from agricultural-based loans. Specifically, nonaccrual balances in 2002 included approximately $600,000 pertaining to an impaired agricultural loan secured by timber and farmlands. In March 2003, this loan was paid-off; interest income recognized upon settlement totaled $112,000. Conversely, due to the decline in the shrimping industry, multiple loans to commercial fishermen totaling approximately $238,000 were converted to nonaccrual status since year-end 2002. Collateral held varies but includes

Southeastern Banking Corporation

Management’s Discussion and Analysis

real estate and commercial fishing vessels. Approximately 22% of nonaccrual balances at March 31, 2003 pertained to the shrimping industry; however, management considers the allowance sufficient to absorb any losses that may result from these loans.

At March 31, 2003 and year-end 2002, nonaccrual balances also included loans to four other borrowers averaging $191,000 each. Due to the underlying collateral coverage, no material losses, if any, are expected on these credits. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 2.07X the nonperforming loans balance at March 31, 2003 versus 1.77X at year-end 2002 and 1.62X a year ago. The modest increase in foreclosed real estate was due to normal foreclosure and sales activity.

Loans past due 90 days or more approximated $1,249,000, or less than 1% of net loans, at March 31, 2003. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	March 31, 2003	December 31, 2002	March 31, 2002
	(In thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$963	$1,417	$1,265
Real estate—construction	7	—	—
Real estate—mortgage	664	517	498
Consumer, including credit cards	101	96	4

Total nonaccrual loans	1,735	2,030	1,767
Restructured loans[1]	—	—	—

Total nonperforming loans	1,735	2,030	1,767
Foreclosed real estate[2]	280	273	339
Other repossessed assets	41	91	20

Total nonperforming assets	$2,056	$2,394	$2,126

Ratios:
Nonperforming loans to net loans	0.98%	1.16%	1.01%

Nonperforming assets to net loans plus foreclosed/repossessed assets	1.16%	1.37%	1.21%

Accruing loans past due 90 days or more	$1,249	$1,448	$1,644

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-secured and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) the income on the loan is recognized on a cash basis due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan switched to nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is

Southeastern Banking Corporation

Management’s Discussion and Analysis

recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower’s financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized.

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. At March 31, 2003, the Company’s allowance totaled $3,596,879, or 2.03% of period-end loans. Net charge-offs totaled $237,954, up $206,314 from 2002’s low $31,640, which was down $568,976 from 2001. Approximately one-half of the high charge-offs at March 31, 2001 were attributable to a single loan included in nonperforming balances from December 2000 through August 2001; refer to the 2002 Form 10-K for more details on this particular loan. Long-term strategies implemented by management the last several years to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The adequacy of the allowance is further discussed in the next subsection of this Analysis. The three-month provision from income totaled $234,000 at March 31, 2003. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Three Months Ended March 31,	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,601	$3,135	$3,160
Provision for loan losses	234	300	300
Charge-offs:
Commercial, financial, and agricultural	123	6	433
Real estate—construction	3	—	—
Real estate—mortgage	56	—	68
Consumer, including credit cards	105	106	204

Total charge-offs	287	112	705

Recoveries:
Commercial, financial, and agricultural	5	2	6
Real estate—construction	—	—	—
Real estate—mortgage	4	1	1
Consumer, including credit cards	40	77	97

Total recoveries	49	80	104

Net charge-offs	238	32	601

Allowance for loan losses at end of period	$3,597	$3,403	$2,859

Net loans outstanding[1] at end of period	$177,387	$174,713	$161,720

Average net loans outstanding[1] at end of period	$175,880	$172,556	$168,255

Ratios:
Allowance to net loans	2.03%	1.95%	1.77%

Net charge-offs to average loans	0.54%	0.07%	1.45%

Provision to average loans	0.53%	0.70%	0.71%

Recoveries to total charge-offs	17.07%	71.43%	14.75%

[1]	Net of unearned income

Southeastern Banking Corporation

Management’s Discussion and Analysis

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss migration analysis and current loan charge-off trends. The loss migration analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss migration and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2003. The Richmond Hill acquisition did not materially affect the allowance for loan losses.

Other Commitments

Other than the pending purchase of various computer equipment approximating $75,000, renovation of the Darien office, and the purchase of a future branch site in Brunswick, Georgia, the Company had no material plans or commitments for capital expenditures as of March 31, 2003.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2003, loans1 and investment securities with carrying values exceeding $71,400,000 and $6,800,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Southeastern Banking Corporation

Management’s Discussion and Analysis

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 92% of the funding base at March 31, 2003, virtually unchanged from 91% at December 31, 2002. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,933,542 at March 31, 2003 versus $8,028,187 at year-end 2002. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2003 totaled $3,000,000, of which $933,542 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $19,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at March 31, 2003, unused borrowings approximated $56,000,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits approximated $322,946,000 at March 31, 2003, up $5,097,555 or 1.60% from December 31, 2002. The majority, or 83.14%, of the deposit growth at March 31 was attributable to noninterest-bearing balances. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances jumped $3,801,951 or 3.93% since year-end 2002 and 6.86% since March 31, 2002. Overall, interest-bearing deposits comprised 80.82%, and noninterest-bearing deposits, 19.18%, of total deposits at March 31, 2003. The distribution of interest-bearing balances at March 31, 2003 and certain comparable quarter-end dates is shown in the table below:

	March 31, 2003		December 31, 2002		March 31, 2002
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
	(Dollars in thousands)
Interest-bearing demand deposits[1]	$80,312	30.77%	$77,432	29.77%	$64,366	25.13%
Savings	100,640	38.56%	96,838	37.22%	94,176	36.76%
Time certificates < $100,000	53,429	20.47%	56,399	21.68%	62,647	24.46%
Time certificates >= $100,000	26,632	10.20%	29,485	11.33%	34,967	13.65%

Total interest-bearing deposits	$261,013	100.00%	$260,154	100.00%	$256,156	100.00%

[1]	NOW and money market accounts.

Approximately 86% of time certificates at March 31, 2003 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

Southeastern Banking Corporation

Management’s Discussion and Analysis

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at March 31, 2003, unchanged from year-end 2002. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $74,000. Mortgage-backed securities with aggregate carrying values of approximately $5,675,000 were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at March 31, 2003.

[Remainder of Page Intentionally Left Blank.]

Southeastern Banking Corporation

Management’s Discussion and Analysis

	Repricing Within
Interest Rate Sensitivity March 31, 2003	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
	(Dollars in thousands)

Interest Rate Sensitive Assets
Federal funds sold	$20,989				$20,989
Securities[1]	3,966	$10,447	$94,764	$40,392	149,569
Loans, gross[2]	90,136	13,580	60,087	12,148	175,951
Other assets	1,087	—	—	—	1,087

Total interest rate sensitive assets	116,178	24,027	154,851	52,540	347,596

Interest Rate Sensitive Liabilities
Deposits[3]	200,189	49,709	11,055	60	261,013
U.S. Treasury demand note	934	—	—	—	934
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	201,123	49,709	11,055	5,060	266,947

Interest rate sensitivity gap	$(84,945)	$(25,682)	$143,796	$47,480	$80,649

Cumulative gap	$(84,945)	$(110,627)	$33,169	$80,649

Ratio of cumulative gap to total rate sensitive assets	(24.44)%	(31.83)%	9.54%	23.20%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	(57.76)%	(55.90)%	112.67%	130.21%

Cumulative gap at December 31, 2002	$(85,437)	$(110,700)	$20,813	$78,783

Cumulative gap at March 31, 2002	$(85,210)	$(117,432)	$17,361	$81,379

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at March 31, 2003, totaling $(84,945) at three months and $(110,627) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at March 31, 2003 totaled $64,334 at three months and $38,652 at twelve months. The short-term gap position at March 31, 2003 varied insignificantly from December 31, 2002 but narrowed 5.79% from March 31, 2002; this narrowing was primarily attributable to an increase in variable rate loans tied to prime. The gap position is expected to widen moderately during 2003 as federal funds sold are reallocated to other earning assets. Given current and projected economic conditions, this reallocation is expected to remain a particular challenge. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are

Southeastern Banking Corporation

Management’s Discussion and Analysis

incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 7% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company’s net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, infrequently reprice and historically, have had limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated the last few years, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001 and, to a lesser extent, in 2002, can materially impact estimated results. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet.

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

Southeastern Banking Corporation

Management’s Discussion and Analysis

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	March 31, 2003	December 31, 2002	March 31, 2002
	(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$46,014	$45,193	$45,354
Intangible assets and other adjustments	(816)	(853)	(968)

Total Tier 1 capital	45,198	44,340	44,386

Tier 2 capital:
Portion of allowance for loan losses	2,722	2,681	2,528
Allowable long-term debt	—	—	—

Total Tier 2 capital	2,722	2,681	2,528

Total risk-based capital	$47,920	$47,021	$46,914

Risk-weighted assets	$216,872	$213,596	$201,389

Risk-based ratios:
Tier 1 capital	20.84%	20.76%	22.04%

Total risk-based capital	22.10%	22.01%	23.30%

Tier 1 leverage ratio	12.19%	12.14%	12.15%

Realized shareholders’ equity to assets	12.23%	12.06%	12.19%

Book value per share grew $0.25 or 1.84% during the three month period to $13.81 at March 31, 2003. Dividends declared totaled $0.12, up 4.35% or $0.005 from 2002, which was up 4.55% from 2001. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $464,324 at March 31, 2003 compared to year-end 2002. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

On March 14, 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. From 2000—2002, the Company purchased 247,658 shares on the open market and through private transactions at an average price of $16.65 per share. No treasury stock purchases have been made in 2003 year-to-date. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $2,875,737. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 25% or $596,000 of the $2,384,000 in cash dividends available to the Company in 2003 without such prior approval. The Company uses regular dividends paid by SEB in

Southeastern Banking Corporation

Management’s Discussion and Analysis

order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2003 first quarter totaled $1,221,350, up $134,168 or 12.34% from 2002. On a per share basis, quarterly earnings grew $0.05 to $0.37 at March 31, 2003 from $0.32 in 2002. Likewise, the return on beginning equity increased 107 basis points to 10.81% at March 31, 2003 from 9.74% a year ago. A $196,937 improvement in net interest income was the dominant factor in the 2003 results year-to-date. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $196,937 or 5.25% during the first quarter of 2003 compared to 2002. The net interest margin approximated 4.82% at March 31, 2003 versus 4.62% a year ago; the interest rate spread, 4.31% versus 3.85%. Reductions in interest expense fueled the 2003 results, because interest income on all earning assets other than tax-exempt securities declined from 2002 results. Specifically, interest earnings on loans, taxable securities, federal funds sold, and other earning assets declined $122,828, $339,522, $6,833, and $2,981 from same period results in 2002 while earnings on tax-exempt securities increased $25,768 or 6.89%. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2003 results. On average, asset yields totaled 6.45% at March 31, 2003, down 58 basis points from 2002. Interest expense on deposits and other borrowed funds fell $643,333 during the first quarter of 2003 versus 2002. Similarly, cost of funds declined 104 basis points to 2.14% at March 31, 2003 from 3.18% in 2002. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2003. Reallocation of federal funds sold balances to other earning assets and reduced pricing on deposits are expected to alleviate declines in securities yields.

The intense competition for loans and deposits continues in 2003 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Southeastern Banking Corporation

Management’s Discussion and Analysis

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2003			2002
Average Balances[6] Three Months Ended March 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$175,880	$3,595	8.18%	$172,556	$3,710	8.60%
Federal funds sold	17,440	51	1.17%	14,130	58	1.70%
Taxable investment securities[3]	116,507	1,313	4.51%	121,960	1,652	5.42%
Tax-exempt investment securities[3,4]	35,176	606	6.89%	31,873	567	7.12%
Other assets	1,087	13	4.78%	1,088	16	5.88%

Total interest-earning assets	$346,090	$5,578	6.45%	$341,607	$6,003	7.03%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$76,814	$308	1.60%	$62,186	$377	2.42%
Savings	99,148	403	1.63%	90,037	504	2.24%
Time deposits	82,135	623	3.03%	99,951	1,095	4.38%
U. S. Treasury demand note	719	2	1.24%	1,099	4	1.46%
Federal Home Loan Bank advances	5,000	74	6.00%	5,000	74	6.00%

Total interest-bearing liabilities	$263,816	$1,410	2.14%	$258,273	$2,054	3.18%

Excess of interest-earning assets over interest-bearing liabilities	$82,274			$83,334

Interest rate spread			4.31%			3.85%

Net interest income		$4,168			$3,949

Net interest margin			4.82%			4.62%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Includes loan fees.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Noninterest Income and Expense

Noninterest income grew $61,712, or 6.58%, at March 31, 2003 compared to 2002. A 14.72% or $83,464 improvement in service charges on deposit accounts, partially offset by a 7.38% or $27,286 decline in other operating income, was the major factor in the three-month results. Declines in mortgage origination fees and commissions on the sale of credit life insurance accounted for 78% of the drop in other operating income year-to-date. By type and amount, the chief components of other operating income at March 31, 2003 were mortgage origination fees, $131,893; commissions on the sale of credit life insurance (generated by SEB), $39,496; surcharge fees—ATM, $29,627; safe deposit box rentals, $41,715; and income on sale of check products, $16,000. Together, these five income items comprised 75.60% of other operating income at March 31, 2003. In 2002, these same five income components

Southeastern Banking Corporation

Management’s Discussion and Analysis

comprised 76.65% of other operating income. Overall, noninterest expense increased $123,734 or 4.29% in 2003 year-to-date. Salaries and employee benefits increased a moderate 2.87%, or $47,304, at March 31, 2003 compared to 2002. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2003. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2003. When compared to the prior year, net occupancy and equipment expense increased 8.07% or $45,581 during the first three months of 2003 compared to 2002. The 2003 increase resulted largely from operating costs and depreciation associated with technology programs. Other operating expenses rose $30,849 or 4.59% at March 31, 2003 compared to 2002. A $23,971 increase in advertising expense accounted for the bulk of the 2003-2002 fluctuation. Besides advertising expense, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2003 or 2002. Costs associated with the Company’s new loan production office, Sarbanes-Oxley compliance, and enhanced data transmission between SEB locations are expected to increase noninterest expense approximately $250,000 in 2003 compared to 2002.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in Note 3 to the consolidated financial statements and, further, in the 2002 Form 10-K previously filed with the Securities and Exchange Commission.

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

Forward-looking statements involve inherent risks and uncertainties. Certain factors that could cause actual results to differ materially from estimates contained in or underlying forward-looking statements include:

•	Competitive pressures between depository and other financial institutions may increase significantly.

•	Changes in the interest rate environment may reduce margins.

Southeastern Banking Corporation

Management’s Discussion and Analysis

•	General economic or business conditions in the geographic regions and industry in which the Company operates may lead to a deterioration in credit quality or a reduced demand for credit.

•	Legislative or regulatory changes, including changes in accounting standards, monetary policies, and taxation requirements, may adversely affect the Company’s business.

Other factors include:

•	Changes in consumer spending and saving habits as well as real estate markets.

•	Management of costs associated with expansion of existing and development of new distribution channels, and ability to realize increased revenues from these distribution channels.

•	The outcome of litigation which depends on judicial interpretations of law and findings of juries.

•	The effect of mergers, acquisitions, and/or dispositions and their integration into the Company.

•	Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

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

        (Not Applicable)

Item 3. Defaults Upon Senior Securities

        (Not Applicable)

Item 4. Submission of Matters to a Vote of Security Holders

        (Not Applicable)

Item 5. Other Information

        (Not Applicable)

Item 6. Exhibits and Reports on Form 8-K

(b)	Index to Exhibits:

Exhibit	10 Employment Contract of R. Lanier Miles

Exhibit	99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley

                                         Act of 2002

Exhibit	99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley

                                         Act of 2002

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on April 22, 2003, announcing its earnings for the first quarter of 2003.

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

We, the certifying officers, indicate in this report that there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to our evaluation completed on May 12, 2003. There were no significant deficiencies and material weaknesses that require corrective actions.

Southeastern Banking Corporation

Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President

Date:  May 15, 2003

Southeastern Banking Corporation

Certification

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ CORNELIUS P. HOLLAND, III
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President