Form 10-Q
period 2003-06-30
SOUTHEASTERN BANKING CORP
filed 2003-08-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

Commission File Number 2-83157

SOUTHEASTERN BANKING CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1423423
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P. O. Box 455, 1010 Northway, Darien, Georgia 31305

(Address of principal executive offices) (Zip Code)

(912) 437-4141

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

As of July 31, 2003, 3,333,139 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Part I—Financial Information

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$17,315,919	$16,824,550
Federal funds sold	11,519,000	22,811,000

Cash and cash equivalents	28,834,919	39,635,550
Investment securities
Held-to-maturity (market value of approximately $40,707,000 and $39,764,000 at June 30, 2003 and December 31, 2002)	37,499,866	37,697,612
Available-for-sale, at market value	109,840,582	115,625,072

Total investment securities	147,340,448	153,322,684
Loans, gross	184,620,527	175,314,077
Unearned income	(257,845)	(333,133)
Allowance for loan losses	(3,668,709)	(3,600,833)

Loans, net	180,693,973	171,380,111
Premises and equipment, net	7,826,908	8,140,885
Intangible assets	778,516	854,234
Other assets	4,705,034	4,806,165

Total Assets	$370,179,798	$378,139,629

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$62,004,747	$57,694,311
Interest-bearing deposits	249,308,048	260,153,716

Total deposits	311,312,795	317,848,027
U. S. Treasury demand note	2,496,015	3,028,187
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,314,631	4,734,245

Total liabilities	321,123,441	330,610,459

Shareholders’ Equity
Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,333,139 shares outstanding)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	45,110,814	43,449,597
Treasury stock, at cost (247,658 shares)	(4,124,263)	(4,124,263)

Realized shareholders’ equity	46,854,270	45,193,053
Accumulated other comprehensive income—unrealized
gains on available-for-sale securities, net of tax	2,202,087	2,336,117

Total shareholders’ equity	49,056,357	47,529,170

Total Liabilities and Shareholders’ Equity	$370,179,798	$378,139,629

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Six Months
Period Ended June 30,	2003	2002	2003	2002
Interest income
Loans, including fees	$3,598,799	$3,821,697	$7,179,308	$7,525,034
Federal funds sold	38,007	66,894	88,976	124,696
Investment securities
Taxable	1,195,433	1,554,960	2,508,325	3,207,374
Tax-exempt	391,870	388,318	791,890	762,570
Other assets	11,157	14,495	23,681	30,000

Total interest income	5,235,266	5,846,364	10,592,180	11,649,674

Interest expense
Deposits	1,146,806	1,868,606	2,481,251	3,844,400
U. S. Treasury demand note	1,488	1,659	3,722	5,877
Federal Home Loan Bank advances	74,822	74,822	148,822	148,822

Total interest expense	1,223,116	1,945,087	2,633,795	3,999,099

Net interest income	4,012,150	3,901,277	7,958,385	7,650,575
Provision for loan losses	217,000	282,500	451,000	582,500

Net interest income after provision for loan losses	3,795,150	3,618,777	7,507,385	7,068,075

Noninterest income
Service charges on deposit accounts	656,700	634,661	1,307,100	1,201,597
Investment securities gains, net	3,454	2,374	10,988	4,374
Other operating income	318,834	248,016	661,092	617,560

Total noninterest income	978,988	885,051	1,979,180	1,823,531

Noninterest expense
Salaries and employee benefits	1,702,481	1,601,369	3,395,283	3,246,867
Occupancy and equipment, net	634,999	588,296	1,245,132	1,152,848
Other operating expense	651,630	641,902	1,354,378	1,313,801

Total noninterest expense	2,989,110	2,831,567	5,994,793	5,713,516

Income before income taxes	1,785,028	1,672,261	3,491,772	3,178,090
Income tax expense	545,207	472,573	1,030,601	891,220

Net income	$1,239,821	$1,199,688	$2,461,171	$2,286,870

Basic earnings per common share	$0.37	$0.35	$0.74	$0.68

Weighted average common shares outstanding	3,333,139	3,385,470	3,333,139	3,385,470

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2001	$4,475,996	$1,391,723	$42,035,982	$(3,247,718)	$941,344	$45,597,327
Comprehensive income:
Net income	—	—	2,286,870	—	—	2,286,870
Other comprehensive income, net of tax effect of $409,099:
Change in unrealized gains on available-for-sale securities	—	—	—	—	794,134	794,134

Comprehensive income						3,081,004

Cash dividends declared ($0.23 per share)	—	—	(778,659)	—	—	(778,659)

Balance, June 30, 2002	$4,475,996	$1,391,723	$43,544,193	$(3,247,718)	$1,735,478	$47,899,672

Balance, December 31, 2002	$4,475,996	$1,391,723	$43,449,597	$(4,124,263)	$2,336,117	$47,529,170
Comprehensive income:
Net income	—	—	2,461,171	—	—	2,461,171
Other comprehensive income, net of tax effect of $69,046:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(134,030)	(134,030)

Comprehensive income						2,327,141

Cash dividends declared ($0.24 per share)	—	—	(799,954)	—	—	(799,954)

Balance, June 30, 2003	$4,475,996	$1,391,723	$45,110,814	$(4,124,263)	$2,202,087	$49,056,357

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2003	2002
Operating activities
Net income	$2,461,171	$2,286,870
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	451,000	582,500
Depreciation	442,922	406,147
Amortization and accretion, net	605,936	302,744
Investment securities gains, net	(10,988)	(4,374)
Net losses on other real estate	909	11,012
Changes in assets and liabilities:
Decrease (increase) in other assets	217,386	(54,110)
Decrease in other liabilities	(567,339)	(938,132)

Net cash provided by operating activities	3,600,997	2,592,657

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	1,843,700	1,282,000
Available-for-sale	51,083,444	31,014,760
Proceeds from sales of investment securities held-to-maturity	310,650	—
Purchases of investment securities held-to-maturity	(2,011,858)	(3,055,210)
Purchases of investment securities available-for-sale	(45,966,005)	(17,864,235)
Net increase in loans	(9,977,877)	(3,333,452)
Proceeds from sales of other real estate	95,850	154,121
Net funds paid in purchase of branch	—	(7,748,200)
Capital expenditures, net	(128,945)	(489,555)

Net cash used in investing activities	(4,751,041)	(39,771)

Financing activities
Net (decrease) increase in deposits	(6,535,232)	5,537,840
Net (decrease) increase in U. S. Treasury demand note	(532,172)	588,805
Dividends paid	(2,583,183)	(2,657,595)

Net cash (used in) provided by financing activities	(9,650,587)	3,469,050

Net (decrease) increase in cash and cash equivalents	(10,800,631)	6,021,936
Cash and cash equivalents at beginning of period	39,635,550	24,367,021

Cash and cash equivalents at end of period	$28,834,919	$30,388,957

Supplemental disclosure
Cash paid during the period
Interest	$3,108,217	$4,592,537
Income taxes	$1,140,000	$985,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$289,790	$92,441
Loans made in connection with sales of foreclosed real estate	$76,775	$112,074

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.    Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 2003 are not necessarily indicative of trends or results to be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.    Reclassifications

Certain prior year amounts have been restated to conform with the current year financial statement presentation.

3.    Recent Accounting Standards

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. Generally, SFAS No. 146 stipulates that defined exit costs, including restructuring and employee termination costs, are to be recorded on an incurred rather than commitment basis. The Company adopted SFAS 146 effective January 1, 2003. SFAS 146 did not have a material impact on the consolidated financial statements.

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

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 149 did not have a current impact on the Company’s consolidated financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Certain obligations that require a transfer of assets and meet the definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements” and other recognition criteria in FASB Concepts Statement No. 5, “Recognition and Measurement in Financial Statements of Business Enterprises,” are to be reported as liabilities. Additionally, certain obligations that could be settled by issuance of an entity’s equity but lack other characteristics of equity are to be reported as liabilities even though the obligation does not meet the definition of liabilities in Concepts Statement No. 6. The Company adopted SFAS No. 150, in entirety, effective July 1, 2003. SFAS No. 150 did not have a current impact on the consolidated financial statements.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2002 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3-8 of this quarterly filing.

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $370,179,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations, loan production office in Brunswick, Georgia, and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels including internet and telephone banking and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

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

Financial Condition

Consolidated assets totaled $370,179,798 at mid-year 2003, down $7,959,831 or 2.10% from year-end 2002 but up $4,873,474 or 1.33% from June 30, 2002. The asset decline in 2003 year-to-date was concentrated in federal funds sold and the investment portfolio. Specifically, federal funds sold declined $11,292,000 and investment securities, $5,982,236; loans grew $9,313,862. Federal funds sold are expected to decline further during the second half of 2003 as funds continue to be reallocated to other earning assets. Loans comprised 53%, investment securities, 43%, and federal funds sold, 4%, of earning assets at June 30, 2003 versus 49%, 44%, and 7% at December 31, 2002. Overall, earning assets aggregated 92% of total assets at June 30, 2003 and year-end 2002. During the year-earlier period, total assets increased $10,091,509 or 2.84%. The acquisition of the Richmond Hill branch and deposit growth at other SEB locations were the primary factors in the 2002 increase. Refer to the Liquidity section of this Analysis for additional details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $5,982,236 or 3.90% since December 31, 2002. Purchases of securities during the six-month period approximated $47,978,000, and redemptions, $53,227,000. Approximately 85% of securities transactions year-to-date were attributable to various issuers’ exercise of call options and other prepayments as a result of the current low-rate interest environment. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. Although no significant changes occurred in the investment securities mix during 2003 year-to-date, the Company continues to increase its holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At June 30, 2003, mortgage-backed securities, corporates, and municipals comprised 26%, 12%, and

26% of the portfolio. Overall, securities comprised 43% of earning assets at June 30, 2003 versus 44% at year-end 2002.

Management believes the credit quality of the investment portfolio remains sound, with 62.16% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at June 30, 2003. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at June 30, 2003. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category June 30, 2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale:
U. S. Government agencies	$51,904	$1,296	$—	$53,200
Mortgage-backed securities	37,797	591	8	38,380
Corporates	16,803	1,457	—	18,260

	106,504	3,344	8	109,840
Held-to-maturity:
States and political subdivisions	37,500	3,208	1	40,707

Total investment securities	$144,004	$6,552	$9	$150,547

As shown, the carrying value of the securities portfolio reflected $6,542,000 in net unrealized gains at June 30, 2003; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew $6,975,935 since the first quarter, or $9,381,738 year-to-date. The net loans to deposits ratio improved 417 basis points to 59.22% at June 30, 2003 from 55.05% at year-end 2002 and 189 basis points from 57.33% a year ago. Approximately 74% of the 2003 improvement was attributable to the Brunswick loan production office opened in February; the Brunswick loan production office provides the Company with a foothold in one of the fastest-growing and more populous markets in southeast Georgia, and management is optimistic about its long-term potential. The remaining increase resulted from loan origination at other SEB locations. Continuing 2002 gains, commercial loans increased $9,140,236 or 11.77% at June 30, 2003 compared to December 31, 2002. Nonfarm real estate and agricultural loans within the commercial portfolio grew $9,990,631 and $2,038,481; governmental and other commercial/industrial loans fell $1,939,163 and $949,713. Real estate – construction loans grew 26.38% or $4,582,448 year-to-date. The majority of the growth within the construction portfolio was residential in nature. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. While the Company, like peer institutions of similar size, originates permanent residential mortgages for new construction, it traditionally does not hold or service mortgage loans with maturities greater than fifteen years for its own portfolio. Rather, permanent residential mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Consumer loans declined $2,874,593 or 11.66% during the first half of 2003 compared to year-end 2002; real estate – mortgage loans also fell $1,541,641 or 2.77%. Reduced demand was the chief element in the 2003 results.

Despite economic uncertainties within the Company’s markets, management is optimistic that overall loan volumes will remain higher in 2003 than 2002. Strategies implemented by management to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, the Brunswick loan production office is expected to continue its strong origination volume. During the same period last year, net loans grew 8.27% or $13,513,312. More than 75%, or $10,300,000, of the 2002 improvement resulted from the Richmond Hill acquisition. Loans outstanding are presented by type in the table below:

Loans by Category	June 30, 2003	December 31, 2002	June 30, 2002
	(In thousands)
Commercial, financial, and agricultural[1]	$86,820	$77,680	$76,407
Real estate – construction	21,954	17,371	14,489
Real estate – residential mortgage[2]	54,072	55,614	60,363
Consumer, including credit cards	21,775	24,649	26,013

Loans, gross	184,621	175,314	177,272
Unearned income	258	333	411

Loans, net	$184,363	$174,981	$176,861

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2003, the Company had approximately $137,820,000 in real estate loans, and an additional $14,306,000 commitment to extend credit on such loans. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $26,176,000 at June 30, 2003; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $2,216,000 at June 30, 2003, down $178,000 or 7.44% from year-end 2002 but up $234,000 from June 30, 2002. As a percent of total assets, nonperforming assets totaled 0.60% at June 30, 2003 versus 0.63% at year-end 2002 and 0.53% a year ago. The fluctuation in nonperforming asset balances year-to-date resulted predominantly from agricultural-based loans. Specifically, nonaccrual balances in 2002 included approximately $600,000 pertaining to an impaired agricultural loan secured by timber and farmlands. In March 2003, this loan was paid-off; interest income recognized upon settlement totaled $112,000. Conversely, due to the decline in the shrimping industry, multiple loans to commercial fishermen totaling approximately $361,000 were converted to nonaccrual status since year-end 2002. Collateral held varies but includes real estate and commercial fishing vessels. Approximately 28% of nonaccrual balances at June 30, 2003 pertained to the shrimping industry; however, management considers the allowance sufficient to absorb any losses that may result from these loans.

At June 30, 2003 and year-end 2002, nonaccrual balances also included loans to three other borrowers averaging $194,000 each. Due to the underlying collateral coverage, no material losses, if any, are expected on these credits. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 2.05X the nonperforming loans balance at June 30, 2003 versus 1.77X at year-end 2002 and 1.97X a year ago. The modest increase in foreclosed real estate was due to normal foreclosure and sales activity.

Loans past due 90 days or more approximated $868,000, or less than 1% of net loans, at June 30, 2003. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	June 30, 2003	December 31, 2002	June 30, 2002
	(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$808	$1,417	$1,221
Real estate – construction	55	—	—
Real estate – mortgage	809	517	499
Consumer, including credit cards	119	96	52

Total nonaccrual loans	1,791	2,030	1,772
Restructured loans[1]	—	—	—
Total nonperforming loans	1,791	2,030	1,772
Foreclosed real estate[2]	389	273	170
Other repossessed assets	36	91	40

Total nonperforming assets	$2,216	$2,394	$1,982

Ratios:
Nonperforming loans to net loans	0.97%	1.16%	1.00%

Nonperforming assets to net loans plus foreclosed/repossessed assets	1.20%	1.37%	1.12%

Accruing loans past due 90 days or more	$868	$1,448	$1,523

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. At June 30, 2003, the Company’s allowance totaled $3,668,709, or 1.99% of period-end loans. Net charge-offs totaled $383,124, up $168,888 from 2002’s $214,236, which was down 75.56% or $662,453 from 2001. Approximately 34% of the high charge-offs at June 30, 2001 were attributable to a single loan included in nonperforming balances from December 2000 through August 2001; refer to the 2002 Form 10-K for more details on this particular loan. Long-term strategies implemented by management the last several years to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The adequacy of the allowance is further discussed in the next subsection of this Analysis. The six-month provision from income totaled $451,000 at June 30, 2003. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Six Months Ended June 30,	2003	2002	2001
	(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,601	$3,135	$3,160
Provision for loan losses	451	583	600
Charge-offs:
Commercial, financial, and agricultural	181	55	564
Real estate – construction	12	2	—
Real estate – mortgage	84	74	91
Consumer, including credit cards	237	222	405

Total charge-offs	514	353	1,060

Recoveries:
Commercial, financial, and agricultural	24	5	17
Real estate – construction	—	—	—
Real estate – mortgage	12	1	5
Consumer, including credit cards	95	132	160

Total recoveries	131	138	182

Net charge-offs	383	215	878

Allowance for loan losses at end of period	$3,669	$3,503	$2,882

Net loans outstanding[1] at end of period	$184,363	$176,861	$163,371

Average net loans outstanding[1] at end of period	$178,362	$174,697	$165,507

Ratios:
Allowance to net loans	1.99%	1.98%	1.76%

Net charge-offs to average loans	0.43%	0.25%	1.06%

Provision to average loans	0.51%	0.67%	0.73%

Recoveries to total charge-offs	25.49%	39.09%	17.17%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss migration analysis and current loan charge-off trends. The loss migration analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss migration and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at June 30, 2003. The Richmond Hill acquisition did not materially affect the allowance for loan losses.

Other Commitments

Prior to June 30, management had contracted for a future branch site in Brunswick, Georgia. In July 2003, the Company completed its purchase of the 9.54 acre tract; the Company expects to subdivide and sell the majority of the $1,400,000 property to third parties. Other than construction of the Brunswick site and renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of June 30, 2003.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2003, loans1 and investment securities with carrying values exceeding $75,300,000 and $9,300,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 91% of the funding base at June 30, 2003, virtually unchanged from 2002 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $7,496,015 at June 30, 2003 versus $8,028,187 at year-end 2002. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at June 30, 2003 totaled $3,000,000, of which $2,496,015 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $19,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at June 30, 2003, unused borrowings approximated $54,000,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits declined $6,535,232 or 2.06% since year-end 2002. Interest-bearing deposits fell $10,845,668 or 4.17%, while noninterest-bearing deposits grew $4,310,436 or 7.47%. The deposits decline was concentrated in NOW/money market accounts and time certificates. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances jumped $2,600,206 or 2.69% since year-end 2002 and 3.97% since June 30, 2002. Overall, interest-bearing deposits comprised 80.08%, and noninterest-bearing deposits, 19.92%, of total deposits at June 30, 2003. The distribution of interest-bearing balances at June 30, 2003 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2003		December 31, 2002		June 30, 2002
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
	(Dollars in thousands)
Interest-bearing demand deposits[1]	$70,758	28.38%	$77,432	29.77%	$61,196	24.60%
Savings	99,438	39.88%	96,838	37.22%	95,640	38.44%
Time certificates < $100,000	52,421	21.03%	56,399	21.68%	59,576	23.94%
Time certificates >= $100,000	26,691	10.71%	29,485	11.33%	32,390	13.02%

Total interest-bearing deposits	$249,308	100.00%	$260,154	100.00%	$248,802	100.00%

[1]	NOW and money market accounts.

Approximately 85% of time certificates at June 30, 2003 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at June 30, 2003, unchanged from year-end 2002. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $149,000. Mortgage-backed securities with aggregate carrying values of approximately $5,618,000 were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at June 30, 2003.

	Repricing Within
Interest Rate Sensitivity June 30, 2003	0–3 Months	4–12 Months	One–Five Years	More Than Five Years	Total
	(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$11,519				$11,519
Securities[1]	2,429	$9,105	$91,070	$41,400	144,004
Loans, gross[2]	95,989	14,397	61,290	11,154	182,830
Other assets	878	—	—	—	878

Total interest rate sensitive assets	110,815	23,502	152,360	52,554	339,231

Interest Rate Sensitive Liabilities
Deposits[3]	194,010	44,113	11,121	64	249,308
U.S. Treasury demand note	2,496	—	—	—	2,496
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	196,506	44,113	11,121	5,064	256,804

Interest rate sensitivity gap	$(85,691)	$(20,611)	$141,239	$47,490	$82,427

Cumulative gap	$(85,691)	$(106,302)	$34,937	$82,427

Ratio of cumulative gap to total rate sensitive assets	(25.26)%	(31.34)%	10.30%	24.30%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	(56.39)%	(55.82)%	113.88%	132.09%

Cumulative gap at December 31, 2002	$(85,437)	$(110,700)	$20,813	$78,783

Cumulative gap at June 30, 2002	$(87,226)	$(113,670)	$19,650	$78,900

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at June 30, 2003, totaling $(85,691) at three months and $(106,302) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at June 30, 2003 totaled $56,203 at three months and $35,592 at twelve months. The narrowing of the short-term gap position at June 30, 2003 versus year-end 2002 was attributable to several factors, including a reduction in interest-bearing deposit balances and an increase in variable rate loans tied to prime. The gap position is expected to widen moderately during the third and fourth quarters as federal funds sold are reallocated to other earning assets. Given current and projected economic conditions, this reallocation is expected to remain a particular challenge. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 7.50% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company’s net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, infrequently reprice and historically, have had limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated the last few years, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve, as in 2001 and, to a lesser extent, in 2002, can materially impact estimated results. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	June 30, 2003	December 31, 2002	June 30, 2002
	(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$46,854	$45,193	$46,164
Intangible assets and other adjustments	(779)	(853)	(930)

Total Tier 1 capital	46,075	44,340	45,234

Tier 2 capital:
Portion of allowance for loan losses	2,779	2,681	2,590
Allowable long-term debt	—	—	—

Total Tier 2 capital	2,779	2,681	2,590

Total risk-based capital	$48,854	$47,021	$47,824

Risk-weighted assets	$221,443	$213,596	$206,277

Risk-based ratios:
Tier 1 capital	20.81%	20.76%	21.93%

Total risk-based capital	22.06%	22.01%	23.18%

Tier 1 leverage ratio	12.55%	12.14%	12.34%

Realized shareholders’ equity to assets	12.77%	12.06%	12.70%

Book value per share grew $0.50 or 3.69% during the first half of 2003 to $14.06 at June 30, 2003. Dividends declared totaled $0.24, up 4.35% or $0.01 from 2002, which was up 4.55% from 2001. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $134,030 at June 30, 2003 compared to year-end 2002. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

On March 14, 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. From 2000-2002, the Company purchased 247,658 shares on the open market and through private transactions at an average price of $16.65 per share. No treasury stock purchases have been made in 2003 year-to-date. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $2,875,737. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 50% or $1,192,000 of the $2,384,000 in cash dividends available to the Company in 2003 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2003 second quarter totaled $1,239,821, up $40,133 or 3.35% from June 30, 2002 and up 1.51% from March 31, 2003. On a per share basis, quarterly earnings totaled $0.37 at June 30, 2003, virtually unchanged from March 31, 2003 but up $0.02 from June 30, 2002. Year-to-date, net income grew $174,301 or 7.62% to $2,461,171 at June 30, 2003 from $2,286,870 in 2002. Similarly, per share income for the half-year period improved $0.06 to $0.74 at June 30, 2003 from $0.68 in 2002. The return on beginning equity for the six-month period totaled 10.89% at June 30, 2003 versus 10.24% in 2002. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $110,873 or 2.84% during the second quarter of 2003 compared to 2002. For the year-to-date period, net interest income grew $307,810 or 4.02% from 2002. The net interest margin approximated 4.87% at June 30, 2003 versus 4.71% a year ago; the interest rate spread, 4.37% versus 3.95%. Reductions in interest expense fueled the 2003 results, because interest income on all earning assets other than tax-exempt securities declined from 2002 results. Specifically, interest earnings on loans, taxable securities, federal funds sold, and other earning assets declined $345,726, $699,049, $35,720, and $6,319 from same period results in 2002 while earnings on tax-exempt securities increased $29,320 or 3.84%. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2003 results. On average, asset yields totaled 6.40% at June 30, 2003, down 65 basis points from 2002. Interest expense on deposits and other borrowed funds fell $721,971 during the 2003 second quarter versus 2002 and $1,365,304 year-to-date. Cost of funds dropped 107 basis points from 2002 levels, totaling 2.03% at June 30, 2003 versus 3.10% at June 30, 2002. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2003. Reallocation of federal funds sold balances to other earning assets and anticipated loan growth in Brunswick are expected to alleviate declines in securities yields.

The intense competition for loans and deposits continues in 2003 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table below.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2003			2002
Average Balances[6] Six Months Ended June 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$178,362	$7,206	8.08%	$174,697	$7,538	8.63%
Federal funds sold	15,225	89	1.17%	14,797	125	1.69%
Taxable investment securities[3]	114,734	2,508	4.37%	118,894	3,207	5.39%
Tax-exempt investment securities[3,4]	35,089	1,199	6.83%	32,478	1,155	7.11%
Other assets	1,079	24	4.45%	1,088	30	5.51%

Total interest-earning assets	$344,489	$11,026	6.40%	$341,954	$12,055	7.05%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$74,859	$568	1.52%	$62,601	$762	2.43%
Savings	99,432	754	1.52%	92,321	1,040	2.25%
Time deposits	80,853	1,159	2.87%	97,637	2,042	4.18%
U. S. Treasury demand note	692	4	1.16%	748	6	1.60%
Federal Home Loan Bank advances	5,000	149	6.00%	5,000	149	6.00%

Total interest-bearing liabilities	$260,836	$2,634	2.02%	$258,307	$3,999	3.10%

Excess of interest-earning assets over interest-bearing liabilities	$83,653			$83,647

Interest rate spread			4.38%			3.95%

Net interest income		$8,392			$8,056

Net interest margin			4.87%			4.71%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.

2  Includes loan fees.

[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.

5  NOW and money market accounts.

[6]	Averages presented generally represent average daily balances.

Noninterest Income and Expense

Noninterest income grew $93,937 or 10.61% during the second quarter of 2003 compared to 2002 and $155,649 year-to-date. A $70,818 or 28.55% increase in other operating income was the predominant factor in the quarterly results. Year-to-date, an 8.78% or $105,503 improvement in service charges on deposits accounts, aided by a 7.05% increase in other operating income, was the main factor. Mortgage origination fees led the improvement in other operating income, growing $71,565 during the second quarter and $58,877 year-to-date. By type and amount, the chief components of other operating income at June 30, 2003 were mortgage origination fees, $273,273; commissions on the sale of credit life insurance, $70,564; surcharge fees -ATM, $61,457; safe deposit box rentals, $53,386; and income on sale of check products, $48,953. Together, these five income items comprised 76.69% of other operating income at June 30, 2003. In 2002, these same five income components comprised 72.90% of other operating income. Overall, noninterest expense increased $281,277 or 4.92% in 2003 year-to-date. Salaries and employee benefits increased $148,416 or 4.57% at June 30, 2003 compared to 2002. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2003. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2003. When compared to the prior year, net occupancy and equipment expense increased 8.00% or $92,284 during the first half of 2003 compared to 2002. The 2003 increase resulted largely from operating costs and depreciation associated with technology programs. Other operating expenses increased a moderate $40,577 or 3.09% at June 30, 2003 compared to 2002. A $26,303 increase in advertising expense accounted for the bulk of the 2003-2002 fluctuation. Besides advertising expense, which approximated $156,000 in 2003 and $129,000 in 2002, and supplies expense, which approximated $128,000 in 2003 and $141,000 in 2002, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2003 or 2002. Costs associated with the Company’s new loan production office, Sarbanes - Oxley compliance, and enhanced data transmission between SEB locations are expected to increase noninterest expense approximately $250,000 in 2003 compared to 2002.

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

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.

The discussion on market risk is included in the Interest Rate and Market Risk/Interest Rate Sensitivity section of Part I, Item 2.

Item 4.    Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15(d)-15(e)) as of the end of the period covered by this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

Part II—Other Information

Item 1.    Legal Proceedings.

(Not Applicable)

Item 2.    Changes in Securities.

(Not Applicable)

Item 3.    Defaults Upon Senior Securities.

(Not Applicable)

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the Meeting) was held on June 17, 2003. At the Meeting, the following individuals were elected directors: Alyson G. Beasley, Leslie H. Blair, David H. Bluestein, Gene F. Brannen, William Downey, Cornelius P. Holland, III, Alva J. Hopkins, III, and G. Norris Johnson.

The shareholders also approved a) setting the number of Directors at a 12 member maximum, with 4 to remain vacant until the elected Board deems it in the Company’s best interest to fill one or more of such vacancies and b) the appointment of independent auditors by the Audit Committee for fiscal year 2003.

Item 5.    Other Information.

(Not Applicable)

Item 6.    Exhibits and Reports on Form 8-K.

(a) Index to Exhibits:

Exhibit 31.1.	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2.	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.	CEO/CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on July 11, 2003, announcing its earnings for the second quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President

Date:            August 14, 2003