Form 10-Q
period 2003-09-30
SOUTHEASTERN BANKING CORP
filed 2003-11-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2003, 3,315,539 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Part I – Financial Information

Part I - Financial Information

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) September 30, 2003	December 31, 2002
Assets
Cash and due from banks	$14,597,173	$16,824,550
Federal funds sold	—	22,811,000

Cash and cash equivalents	14,597,173	39,635,550
Investment securities
Held-to-maturity (market value of approximately $38,452,000 and $39,764,000 at September 30, 2003 and December 31, 2002)	36,336,782	37,697,612
Available-for-sale, at market value	96,638,602	115,625,072

Total investment securities	132,975,384	153,322,684
Loans, gross	201,648,363	175,314,077
Unearned income	(222,576)	(333,133)
Allowance for loan losses	(3,732,950)	(3,600,833)

Loans, net	197,692,837	171,380,111
Premises and equipment, net	9,028,375	8,140,885
Intangible assets	740,657	854,234
Other assets	4,565,974	4,806,165

Total Assets	$359,600,400	$378,139,629

Liabilities and Shareholders’ Equity
Liabilities
Noninterest-bearing deposits	$60,203,925	$57,694,311
Interest-bearing deposits	241,151,053	260,153,716

Total deposits	301,354,978	317,848,027
Federal funds purchased	1,177,000	—
U. S. Treasury demand note	860,784	3,028,187
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,146,397	4,734,245

Total liabilities	310,539,159	330,610,459

Shareholders’ Equity
Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,330,539 and 3,333,139 shares outstanding at September 30, 2003 and December 31, 2002)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	46,071,470	43,449,597
Treasury stock, at cost (250,258 and 247,658 shares at September 30, 2003 and December 31, 2002)	(4,180,162)	(4,124,263)

Realized shareholders’ equity	47,759,027	45,193,053
Accumulated other comprehensive income—unrealized gains on available-for-sale securities, net of tax	1,302,214	2,336,117

Total shareholders’ equity	49,061,241	47,529,170

Total Liabilities and Shareholders’ Equity	$359,600,400	$378,139,629

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Nine Months
Period Ended September 30,	2003	2002	2003	2002
Interest income
Loans, including fees	$3,720,280	$3,722,960	$10,899,588	$11,247,994
Federal funds sold	5,916	89,583	94,892	214,279
Investment securities
Taxable	1,015,233	1,459,878	3,523,558	4,667,252
Tax-exempt	387,338	397,600	1,179,228	1,160,170
Other assets	10,341	14,712	34,022	44,712

Total interest income	5,139,108	5,684,733	15,731,288	17,334,407

Interest expense
Deposits	851,716	1,756,029	3,332,967	5,600,429
Federal funds purchased	3,061	—	3,061	—
U. S. Treasury demand note	2,105	3,617	5,827	9,494
Federal Home Loan Bank advances	75,645	75,645	224,467	224,467

Total interest expense	932,527	1,835,291	3,566,322	5,834,390

Net interest income	4,206,581	3,849,442	12,164,966	11,500,017
Provision for loan losses	233,500	275,000	684,500	857,500

Net interest income after provision for loan losses	3,973,081	3,574,442	11,480,466	10,642,517

Noninterest income
Service charges on deposit accounts	671,554	683,388	1,978,654	1,884,985
Investment securities gains, net	—	5,292	10,988	9,666
Other operating income	310,495	314,927	971,587	932,487

Total noninterest income	982,049	1,003,607	2,961,229	2,827,138

Noninterest expense
Salaries and employee benefits	1,721,538	1,557,083	5,116,821	4,803,950
Occupancy and equipment, net	607,884	585,623	1,853,016	1,738,471
Other operating expense	658,401	703,643	2,012,779	2,017,444

Total noninterest expense	2,987,823	2,846,349	8,982,616	8,559,865

Income before income taxes	1,967,307	1,731,700	5,459,079	4,909,790
Income tax expense	606,986	493,164	1,637,587	1,384,384

Net income	$1,360,321	$1,238,536	$3,821,492	$3,525,406

Basic earnings per common share	$0.41	$0.37	$1.15	$1.05

Weighted average common shares outstanding	3,332,546	3,333,595	3,332,939	3,367,988

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2001	$4,475,996	$1,391,723	$42,035,982	$(3,247,718)	$941,344	$45,597,327
Comprehensive income:
Net income	—	—	3,525,406	—	—	3,525,406
Other comprehensive income, net of tax effect of $725,060:
Change in unrealized gains on available-for-sale securities	—	—	—	—	1,407,470	1,407,470

Comprehensive income						4,932,876

Cash dividends declared ($0.34 1/2 per share)	—	—	(1,161,971)	—	—	(1,161,971)
Purchase of treasury stock	—	—	—	(876,545)	—	(876,545)

Balance, September 30, 2002	$4,475,996	$1,391,723	$44,399,417	$(4,124,263)	$2,348,814	$48,491,687

Balance, December 31, 2002	$4,475,996	$1,391,723	$43,449,597	$(4,124,263)	$2,336,117	$47,529,170
Comprehensive income:
Net income	—	—	3,821,492	—	—	3,821,492
Other comprehensive income, net of tax effect of $532,617:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(1,033,903)	(1,033,903)

Comprehensive income						2,787,589

Cash dividends declared ($0.36 per share)	—	—	(1,199,619)	—	—	(1,199,619)
Purchase of treasury stock	—	—	—	(55,899)	—	(55,899)

Balance, September 30, 2003	$4,475,996	$1,391,723	$46,071,470	$(4,180,162)	$1,302,214	$49,061,241

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2003	2002
Operating activities
Net income	$3,821,492	$3,525,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	684,500	857,500
Depreciation	637,131	606,353
Amortization and accretion, net	922,791	472,407
Investment securities gains, net	(10,988)	(9,666)
Net (gains) losses on other real estate	(28,629)	24,785
Changes in assets and liabilities:
Decrease in other assets	373,083	525,586
Decrease in other liabilities	(379,849)	(963,109)

Net cash provided by operating activities	6,019,531	5,039,262

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	2,981,050	2,312,900
Available-for-sale	67,812,631	46,130,963
Proceeds from sales of investment securities held-to-maturity	310,650	—
Purchases of investment securities held-to-maturity	(2,011,858)	(3,275,786)
Purchases of investment securities available-for-sale	(51,106,418)	(34,444,780)
Net (increase) decrease in loans	(27,159,615)	2,591,021
Proceeds from sales of other real estate	162,784	197,800
Net funds paid in purchase of branch	—	(7,748,200)
Capital expenditures, net	(1,524,621)	(713,004)

Net cash (used in) provided by investing activities	(10,535,397)	5,050,914

Financing activities
Net (decrease) increase in deposits	(16,493,049)	8,508,873
Net increase in federal funds purchased	1,177,000	—
Net (decrease) increase in U. S. Treasury demand note	(2,167,403)	2,466,245
Purchase of treasury stock	(55,899)	(876,545)
Dividends paid	(2,983,160)	(3,046,924)

Net cash (used in) provided by financing activities	(20,522,511)	7,051,649

Net (decrease) increase in cash and cash equivalents	(25,038,377)	17,141,825
Cash and cash equivalents at beginning of period	39,635,550	24,367,021

Cash and cash equivalents at end of period	$14,597,173	$41,508,846

Supplemental disclosure
Cash paid during the period
Interest	$4,147,254	$6,656,937
Income taxes	$1,730,000	$1,500,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$311,283	$148,182
Loans made in connection with sales of foreclosed real estate	$196,220	$112,074

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 2003 are not necessarily indicative of trends or results to be expected for the full year 2003. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This statement establishes guidelines on how instruments sharing characteristics of both liabilities and equity should be classified and measured. Certain obligations that require a transfer of assets and meet the definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements” and other recognition criteria in FASB Concepts Statement No. 5, “Recognition and Measurement in Financial Statements of Business Enterprises,” are to be reported as liabilities. Additionally, certain obligations that could be settled by issuance of an entity’s equity but lack other characteristics of equity are to be reported as liabilities even though the obligation does not meet the definition of liabilities in Concepts Statement No. 6. The Company adopted SFAS No. 150, in entirety, effective July 1, 2003. SFAS No. 150 did not have a current impact on the consolidated financial statements.

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

In October 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences arising between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, if those differences relate to credit quality. SOP 03-3 also prohibits the “carry over” or creation of a valuation allowance in the initial accounting for loans acquired in a transfer. The scope of SOP 03-3 includes loans acquired in purchase business combinations but not loans originated by the entity. This statement is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 is not expected to have a significant impact on the consolidated financial statements.

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

5.	Treasury Stock

In March 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. From 2000 - 2002, the Company purchased 247,658 shares on the open market and through private transactions at an average price of $16.65 per share. During the first nine months of 2003, the Company purchased an additional 2,600 shares at a purchase price of $21.50. Subsequent

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

to September 30, 2003, the Company purchased another 15,000 shares at an aggregate price of $345,004, or $23.00 per share. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $2,474,834. Any acquisition of additional shares will be dictated by market conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2002 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 9 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary from those contained in these forward-looking statements. See the section entitled Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $359,600,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations, loan production office in Brunswick, Georgia, and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

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

Financial Condition

Consolidated assets totaled $359,600,400 at September 30, 2003, down $18,539,229 or 4.90% from year-end 2002 and $11,431,378 or 3.08% from September 30, 2002. A $16,493,049 reduction in deposits, particularly interest-bearing balances, and shifts in earning assets were the major factors in the 2003 results. Within earning assets, federal funds sold declined $22,811,000 and investment securities, $20,347,300; loans grew $26,312,726. Loans comprised 60%, investment securities, 40%, and federal funds sold, 0%, of earning assets at September 30, 2003 versus 49%, 44%, and 7% at December 31, 2002. Overall, earning assets continued to approximate 92% of total assets at September 30, 2003. During the year-earlier period, total assets increased $15,816,963 or 4.45%. The acquisition of the Richmond Hill branch and deposit growth at other SEB locations were the primary factors in the 2002 increase. Refer to the Liquidity section of this Analysis for additional details on deposits and other funding sources.

Investment Securities

The securities portfolio decreased in size, largely in the third quarter, as cash flows were utilized in the loan portfolio. Specifically, investment securities declined $20,347,300 or 13.27% in 2003 year-to-date. Purchases of securities during the nine-month period approximated $53,118,000, and redemptions, $71,093,000. Approximately 85% of securities transactions year-to-date were attributable to various issuers’ exercise of call options and other prepayments as a result of the current low-rate interest environment. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At September 30, 2003, mortgage-backed securities, corporates, and municipals comprised 25%, 13%, and 27% of the portfolio. Overall, securities comprised 40% of earning assets at September 30, 2003, down 400 basis points from year-end 2002. The portfolio yield decreased from 5.73% in 2002 to 4.85% in 2003 year-to-date, primarily from reinvesting accelerated prepayments and maturities at lower market rates.

Management believes the credit quality of the investment portfolio remains sound, with 59.27% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at September 30, 2003. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at September 30, 2003. The weighted average life of the portfolio was less than 4.0 years at September 30, 2003. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category September 30, 2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$44,670	$777	$104	$45,343
Mortgage-backed securities	33,263	396	187	33,472
Corporates	16,732	1,099	8	17,823

	94,665	2,272	299	96,638
Held-to-maturity:
States and political subdivisions	36,337	2,155	40	38,452

Total investment securities	$131,002	$4,427	$339	$135,090

The market value of the portfolio declined $1,566,519 at September 30, 2003 compared to December 31, 2002; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 15.11% or $26,444,843 since year-end 2002. The net loans to deposits ratio aggregated 66.84% at September 30, 2003 versus 59.22% at mid-year 2003, 55.05% at December 31, 2002, and 54.81% a year ago. Approximately 55% of the 2003 improvement was attributable to the Brunswick loan production office opened in February; the Brunswick loan production office provides the Company with a foothold in one of the fastest-growing and more populous markets in southeast Georgia, and management is optimistic about its long-term potential. The remaining increase resulted from loan origination at other SEB locations. By sector, growth year-to-date was concentrated in the real estate-construction and commercial portfolios. Since December 31, 2002, real estate-construction loans grew 117.36% or $20,385,647. The majority of the growth within the construction portfolio was residential in nature. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Continuing 2002 gains, commercial loans increased $11,551,038 or 14.87% at September 30, 2003 compared to December 31, 2002. Nonfarm real estate, agricultural, and other commercial/industrial loans within the commercial portfolio grew $7,363,559, $1,800,568, and $3,630,912; governmental loans fell $1,244,001. Consumer loans declined $3,190,491 or 12.94% at September 30, 2003 compared to year-end 2002; real estate – mortgage loans also fell $2,411,908 or 4.34%. Reduced demand was the chief element in the 2003 results.

Despite economic uncertainties within the Company’s markets, management is optimistic that overall loan volumes will remain higher in 2003 than 2002. Strategies implemented by management to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, the Brunswick loan production office is expected to continue its strong origination volume. During the same period last year, net loans grew 4.52% or $7,382,934. Virtually all of the 2002 improvement resulted from the Richmond Hill acquisition. Loans outstanding are presented by type in the table below:

Loans by Category	September 30, 2003	December 31, 2002	September 30, 2002
(In thousands)
Commercial, financial, and agricultural[1]	$89,231	$77,680	$77,541
Real estate – construction	37,756	17,371	10,193
Real estate – residential mortgage[2]	53,202	55,614	58,417
Consumer, including credit cards	21,459	24,649	24,991

Loans, gross	201,648	175,314	171,142
Unearned income	222	333	410

Loans, net	$201,426	$174,981	$170,732

1Includes obligations of states and political subdivisions.

2Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2003, the Company had approximately $150,271,000 in real estate loans, and an additional $19,140,000 commitment to extend credit on such loans. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $31,368,000 at September 30, 2003; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $2,052,000 at September 30, 2003, down $342,000 or 14.29% from year-end 2002 and 0.77% from September 30, 2002. As a percent of total assets, nonperforming assets totaled 0.57% at September 30, 2003 versus 0.63% at year-end 2002 and 0.55% a year ago. The fluctuation in nonperforming asset balances year-to-date resulted predominantly from agricultural-based loans. Specifically, nonaccrual balances in 2002 included approximately $600,000 pertaining to an impaired agricultural loan secured by timber and farmlands. In March 2003, this loan was paid-off; interest income recognized upon settlement totaled $112,000. Conversely, due to the decline in the shrimping industry, multiple loans to commercial fishermen totaling approximately

$361,000 were converted to nonaccrual status since year-end 2002. Collateral held varies but includes real estate and commercial fishing vessels. Approximately 28% of nonaccrual balances at September 30, 2003 pertained to the shrimping industry; however, management considers the allowance sufficient to absorb any losses that may result from these loans.

At September 30, 2003, nonaccrual balances also included loans to three other borrowers averaging $176,000 each; charge-offs on these loans approximated $67,000 during 2003 to-date. Due to the underlying collateral coverage, no other significant losses are expected on these three credits. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 2.17X the nonperforming loans balance at September 30, 2003 versus 1.77X at year-end 2002 and 1.94X a year ago. The modest increase in foreclosed real estate was due to normal foreclosure and sales activity. Management is unaware of any other material developments in nonperforming assets at September 30, 2003 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $945,000, or less than 1% of net loans, at September 30, 2003. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	September 30, 2003	December 31, 2002	September 30, 2002
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$791	$1,417	$1,218
Real estate – construction	45	—	—
Real estate – mortgage	732	517	599
Consumer, including credit cards	155	96	51

Total nonaccrual loans	1,723	2,030	1,868
Restructured loans[1]	—	—	—

Total nonperforming loans	1,723	2,030	1,868
Foreclosed real estate[2]	302	273	169
Other repossessed assets	27	91	31

Total nonperforming assets	$2,052	$2,394	$2,068

Ratios: Nonperforming loans to net loans	0.85%	1.16%	1.09%

Nonperforming assets to net loans plus foreclosed/repossessed assets	1.02%	1.37%	1.21%

Accruing loans past due 90 days or more	$945	$1,448	$1,465

1Does not include restructured loans that yield a market rate.

2Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses available to absorb inherent losses in the loan portfolio. At September 30, 2003, the Company’s allowance totaled $3,732,950, or 1.85% of period-end loans. Net charge-offs totaled $552,383, up $187,983 from 2002’s $364,400, which was down 66.76% or $731,920 from 2001. Approximately 27% of the high charge-offs at September 30, 2001 were attributable to a single loan included in nonperforming balances from December 2000 through August 2001; refer to the 2002 Form 10-K for more details on this particular loan. Long-term strategies implemented by management the last several years to reduce and minimize charge-off levels include: a) a revised loan grading system, b) periodic external loan review, c) formation of a full-time collection department, and d) managerial and staff changes at various locations. The adequacy of the allowance is further discussed in the next subsection of this Analysis. The nine-month provision from income totaled $684,500 at September 30, 2003. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Nine Months Ended September 30,	2003	2002	2001
(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,601	$3,135	$3,160
Provision for loan losses	685	858	900
Charge-offs:
Commercial, financial, and agricultural	296	85	660
Real estate – construction	15	2	—
Real estate – mortgage	73	101	130
Consumer, including credit cards	344	391	572

Total charge-offs	728	579	1,362

Recoveries:
Commercial, financial, and agricultural	25	18	32
Real estate – construction	—	—	—
Real estate – mortgage	16	3	12
Consumer, including credit cards	134	193	221

Total recoveries	175	214	265

Net charge-offs	553	365	1,097

Allowance for loan losses at end of period	$3,733	$3,628	$2,963

Net loans outstanding[1] at end of period	$201,426	$170,732	$164,525

Average net loans outstanding[1] at end of period	$182,963	$173,610	$164,772

Ratios: Allowance to net loans	1.85%	2.12%	1.80%

Net charge-offs to average loans	0.40%	0.28%	0.89%

Provision to average loans	0.50%	0.66%	0.73%

Recoveries to total charge-offs	24.04%	36.96%	19.46%

1Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss migration analysis and current loan charge-off trends. The loss migration analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss migration and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at September 30, 2003. The Richmond Hill acquisition did not materially affect the allowance for loan losses.

Other Commitments

Other than construction of a future branch site in Brunswick, Georgia, and renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of September 30, 2003. The Company purchased the underlying real estate for the Brunswick branch site in July 2003; once engineering and other infrastructure work is complete, the Company expects to subdivide and sell the majority of the 9.54 acre tract to third parties.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2003, loans1 and investment securities with carrying values exceeding $80,849,000 and $10,570,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 91% of the funding base at September 30, 2003, virtually unchanged from 2002 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $7,037,784 at September 30, 2003 versus $8,028,187 at year-end 2002. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2003 totaled $3,000,000, of which $860,784 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $20,823,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at September 30, 2003, unused borrowings approximated $52,000,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2003. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy.

1No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits declined $16,493,049 or 5.19% since year-end 2002. Interest-bearing deposits fell $19,002,663 or 7.30%, while noninterest-bearing deposits grew $2,509,614 or 4.35%. The majority, or 69%, of the deposits decline at September 30 was due to seasonal variation in local government balances. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances aggregated 40.43% of interest-bearing balances at September 30, 2003 versus 37.22% at December 31, 2002 and 38.84% at September 30, 2002. Overall, interest-bearing deposits comprised 80.02%, and noninterest-bearing deposits, 19.98%, of total deposits at September 30, 2003. The distribution of interest-bearing balances at September 30, 2003 and certain comparable quarter-end dates is shown in the table below:

	September 30, 2003		December 31, 2002		September 30, 2002
	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
Deposits
(Dollars in thousands)
Interest-bearing demand deposits[1]	$64,606	26.79%	$77,432	29.77%	$64,237	25.48%
Savings	97,501	40.43%	96,838	37.22%	97,903	38.84%
Time certificates < $100,000	50,550	20.96%	56,399	21.68%	57,300	22.73%
Time certificates >= $100,000	28,494	11.82%	29,485	11.33%	32,642	12.95%

Total interest-bearing deposits	$241,151	100.00%	$260,154	100.00%	$252,082	100.00%

1NOW and money market accounts.

Approximately 84% of time certificates at September 30, 2003 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at September 30, 2003, unchanged from year-end 2002. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $224,000. Mortgage-backed securities with aggregate carrying values of approximately $6,029,000 were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at September 30, 2003.

[Remainder of Page Intentionally Left Blank.]

	Repricing Within
Interest Rate Sensitivity September 30, 2003	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$—				$—
Securities[1]	1,496	$10,397	$77,792	$41,317	131,002
Loans, gross[2]	110,747	17,022	61,050	11,106	199,925
Other assets	878	—	—	—	878

Total interest rate sensitive assets	113,121	27,419	138,842	52,423	331,805

Interest Rate Sensitive Liabilities
Federal funds purchased	$1,177				$1,177
Deposits[3]	177,228	50,945	12,914	64	241,151
U.S. Treasury demand note	861	—	—	—	861
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	179,266	50,945	12,914	5,064	248,189

Interest rate sensitivity gap	$(66,145)	$(23,526)	$125,928	$47,359	$83,616

Cumulative gap	$(66,145)	$(89,671)	$36,257	$83,616

Ratio of cumulative gap to total rate sensitive assets	(19.93)%	(27.03)%	10.93%	25.20%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	(63.10)%	(61.05)%	114.91%	133.69%

Cumulative gap at December 31, 2002	$(85,437)	$(110,700)	$20,813	$78,783

Cumulative gap at September 30, 2002	$(72,521)	$(106,257)	$29,806	$82,658

1Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.

2No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.

3NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at September 30, 2003, totaling $(66,145) at three months and $(89,671) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at September 30, 2003 totaled $67,707 at three months and $44,181 at twelve months. The narrowing of the short-term gap position at September 30, 2003 versus year-end 2002 was due primarily to a reduction in interest-bearing deposit balances. Additionally, the impact of the $22,811,000 drop in federal funds sold balances was largely offset by increases in variable rate loans tied to prime. The gap position is expected to widen moderately during the fourth quarter as seasonal deposits increase. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table on the next page.

	September 30, 2003	December 31, 2002	September 30, 2002
Capital Ratios
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$47,759	$45,193	$46,143
Intangible assets and other adjustments	(741)	(853)	(892)

Total Tier 1 capital	47,018	44,340	45,251

Tier 2 capital:
Portion of allowance for loan losses	2,951	2,681	2,580
Allowable long-term debt	—	—	—

Total Tier 2 capital	2,951	2,681	2,580

Total risk-based capital	$49,969	$47,021	$47,831

Risk-weighted assets	$235,279	$213,596	$205,360

Risk-based ratios:
Tier 1 capital	19.98%	20.76%	22.03%

Total risk-based capital	21.24%	22.01%	23.29%

Tier 1 leverage ratio	13.13%	12.14%	12.51%

Realized shareholders’ equity to assets	13.33%	12.06%	12.56%

Book value per share grew $0.78 or 5.75% during the first nine months of 2003 to $14.34 at September 30, 2003. Dividends declared totaled $0.36, up 4.35% or $0.015 from 2002, which was up 4.55% from 2001. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $1,033,903 at September 30, 2003 compared to year-end 2002. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

On March 14, 2000, the Board of Directors authorized the purchase of up to $7,000,000 in Company common stock. From 2000 - 2002, the Company purchased 247,658 shares on the open market and through private transactions at an average price of $16.65 per share. During the first nine months of 2003, the Company purchased an additional 2,600 shares at a purchase price of $21.50 per share and subsequent to September 30, 2003, another 15,000 shares at an aggregate price of $345,004, or $23.00 per share. Cumulatively, the treasury stock program has reduced the Company’s outstanding stock by 7.41%. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $2,474,834. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 75% or $1,788,000 of the $2,384,000 in cash dividends available to the Company in 2003 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2003 third quarter totaled $1,360,321 or $0.41 per share, up $121,785 or 9.83% from September 30, 2002 and up 9.72% from June 30, 2003. Year-to-date, net income grew $296,086 or 8.40% to $3,821,492 at September 30, 2003 from $3,525,406 in 2002. On a per share basis, earnings for the nine-month period improved $0.10 to $1.15 at September 30, 2003 from $1.05 in 2002. Likewise, the return on beginning equity increased 74 basis points to 11.27% at September 30, 2003 from 10.53% a year ago. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $357,139 or 9.28% during the third quarter of 2003 compared to 2002. For the nine-month period, net interest income grew $664,949 or 5.78% from 2002. The net interest margin approximated 5.01% at September 30, 2003 versus 4.74% a year ago; the interest rate spread, 4.56% versus 3.99%. Reductions in interest expense fueled the 2003 results, because interest income on all earning assets other than tax-exempt securities declined from 2002 results. Specifically, interest earnings on loans, taxable securities, federal funds sold, and other earning assets declined $348,406, $1,143,694, $119,387, and $10,690 from same period results in 2002 while earnings on tax-exempt securities increased $19,058 or 1.64%. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2003 results. On average, asset yields totaled 6.41% at September 30, 2003, down 61 basis points from 2002. Interest expense on deposits and other borrowed funds fell $902,764 during the 2003 third quarter versus 2002 and $2,268,068 year-to-date. Cost of funds dropped 118 basis points from 2002 levels, totaling 1.85% at September 30, 2003 versus 3.03% at September 30, 2002. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2003. Continued reallocation of federal funds sold balances to other earning assets and anticipated loan growth in Brunswick and other markets are expected to alleviate declines in securities yields.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2003			2002
Average Balances[6] Nine Months Ended September 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$182,963	$10,933	7.97%	$173,610	$11,266	8.65%
Federal funds sold	10,874	95	1.16%	16,863	214	1.69%
Taxable investment securities[3]	110,990	3,524	4.23%	116,660	4,667	5.33%
Tax-exempt investment securities[3,4]	34,761	1,784	6.84%	32,794	1,756	7.14%
Other assets	1,037	34	4.37%	1,087	45	5.48%

Total interest-earning assets	$340,625	$16,370	6.41%	$341,014	$17,948	7.02%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$71,307	$709	1.33%	$61,863	$1,140	2.46%
Savings	98,897	980	1.32%	93,856	1,593	2.26%
Time deposits	80,311	1,644	2.73%	95,411	2,867	4.01%
Federal funds purchased	291	3	1.37%	—	—	—
U. S. Treasury demand note	763	6	1.05%	843	10	1.50%
Federal Home Loan Bank advances	5,000	224	6.00%	5,000	224	6.00%

Total interest-bearing liabilities	$256,569	$3,566	1.85%	$256,973	$5,834	3.03%

Excess of interest-earning assets over interest-bearing liabilities	$84,056			$84,041

Interest rate spread			4.56%			3.99%

Net interest income		$12,804			$12,114

Net interest margin			5.01%			4.74%

1Average loans are shown net of unearned income. Nonperforming loans are included.

2Includes loan fees.

3Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.

4Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.

5NOW and money market accounts.

6Averages presented generally represent average daily balances.

Noninterest Income and Expense

Noninterest income declined $21,558 or 2.15% during the third quarter of 2003 compared to 2002 but grew $134,091 year-to-date. An $11,834 or 1.73% decline in service charges on deposit accounts was the main factor in the quarterly results. Year-to-date, a 4.97% or $93,669 improvement in service charges on deposits accounts, aided by a 4.19% increase in other operating income, was the primary factor. Mortgage origination fees led the improvement in other operating income, growing $74,152 year-to-date. By type and amount, the chief components of other operating income at September 30, 2003 were mortgage origination fees, $407,522; commissions on the sale of credit life insurance, $101,302; surcharge fees – ATM, $102,458; safe deposit box rentals, $64,664; and income on sale of check products, $78,559. Together, these five income items comprised 77.66% of other operating income at September 30, 2003. In 2002, these same five income components comprised 87.79% of other operating income. Overall, noninterest expense increased $422,751 or 4.94% in 2003 year-to-date. Salaries and employee benefits increased $312,871 or 6.51% at September 30, 2003 compared to 2002. The vast majority, or 82%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2003. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 11% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2003. When compared to the prior year, net occupancy and equipment expense increased 6.59% or $114,545 during 2003 year-to-date compared to 2002. The 2003 increase resulted largely from operating costs and depreciation associated with technology programs. Other operating expenses fell a negligible $4,665 or 0.23% at September 30, 2003 compared to 2002. Besides advertising expense, which approximated $212,000 in 2003 and $192,000 in 2002, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2003 or 2002. Costs associated with the Company’s new loan production office, Sarbanes – Oxley compliance, and enhanced data transmission between SEB locations are expected to increase noninterest expense approximately $250,000 in 2003 compared to 2002.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives have made, and may continue to make, various written or oral forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and press releases. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-

looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements in light of new information or future events.

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

Part II – Other Information

Item 1.	Legal Proceedings.
(Not Applicable)

Item 2.	Changes in Securities.
(Not Applicable)

Item 3.	Defaults Upon Senior Securities.
(Not Applicable)

Item 4.	Submission of Matters to a Vote of Security Holders.
(Not Applicable)

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

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on October 17, 2003, announcing its earnings for the third quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)

By:	/s/ ALYSON G. BEASLEY

Alyson G. Beasley, Vice President

Date:	November 14, 2003