Form 10-K
period 2003-12-31
SOUTHEASTERN BANKING CORP
filed 2004-03-30
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report

Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2003 was approximately $43,485,770 (based on the average bid and asked price on that date as reported on the over-the-counter bulletin board).

As of February 27, 2004, the Registrant had 3,312,539 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 are incorporated by reference in Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004 are incorporated by reference in Part III.

PART I

Item 1. Business.

1. History and Organization. Southeastern Banking Corporation (the Company) and its wholly-owned subsidiary, Southeastern Bank, provide a full line of commercial and retail services to meet the financial needs of individual, corporate, and government customers in southeast Georgia and northeast Florida. The Company’s corporate offices are located at 1010 Northway Street, Darien, Georgia.

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

In 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in northeast Florida’s Nassau County. Geographically, Nassau County borders Camden and Charlton Counties in southeast Georgia where the Company has other offices. In 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. Certain loans, property and equipment, and other assets with fair values of approximately $12,201,000 were acquired, while deposits and other liabilities totaling approximately $4,270,000 were assumed. Cash balances applied towards the purchase approximated $8,000,000. Richmond Hill is located approximately ten miles outside the greater Savannah area.

In February 2003, the Company opened a loan production office in Brunswick, Georgia. A full-service banking facility is slated to open there within the next year. Refer to the Loan section of Part II, Item 7 for more details.

SBC Financial Services, the Company’s subsidiary which formerly offered insurance agent and investment brokerage services, is now inactive. Insurance and investment services are now being offered directly by Southeastern Bank.

2. Business. SEB, the Company’s commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and ATM network in southeast Georgia and northeast Florida. SEB’s primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. Through an affiliation with Raymond James Financial Services, SEB also provides insurance agent and investment brokerage services. At December 31, 2003, SEB operated fifteen full-service banking offices and one loan production office with total assets exceeding $374,000,000. A list of SEB offices is provided in Part I, Item 2.

The Federal Reserve Bank of Atlanta is the principal correspondent of the bank subsidiary; virtually all checks and electronic payments are processed through the Federal Reserve. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama.

At December 31, 2003, the Company and its subsidiaries had 145 full-time and 16 part-time employees.

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

On November 12, 1999, financial modernization legislation known as the Gramm-Leach-Bliley Act (the Act) was signed into law. Under the Act, a bank holding company which elects to become a financial holding company may engage in expanded financial activities, including insurance and securities underwriting, and may also acquire securities and insurance companies, subject in each case to certain conditions. Securities firms and insurance companies may also choose to establish or become financial holding companies and thereby acquire banks, also subject to certain conditions. The abolishment of certain restrictions between banks, securities firms, and insurance companies provides both challenges and opportunities to the Company. The Company has no present intention to change its status from a bank holding company to a financial holding company.

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

5. Securities Exchange Act Reports. Through its Internet website at www.southeasternbank.com, the Company provides a direct link to its Securities and Exchange Act filings. Reports accessible from this link include annual reports on Form 10-K, quarterly reports on 10-Q, and current reports on Form 8-K.

Item 2. Properties.

Company Property. The Company’s executive offices are located in SEB’s main banking office at 1010 Northway Street, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has fifteen other banking offices in northeast Florida and southeast Georgia as shown in the table below:

Banking Offices
Florida	1948 S. Kings Road Nassau County Callahan, Florida 32011	1376 E. State Road 200 Nassau County Yulee, Florida 32097

7964 W. County Road 108 Nassau County Hilliard, Florida 32046

Georgia	620 S. Peterson Street Coffee County Douglas, Georgia 31533	110 Bacon Street Brantley County Nahunta, Georgia 31553

	Highway 17 McIntosh County Eulonia, Georgia 31331	910 Van Streat Highway Coffee County Nicholls, Georgia 31554

Banking Offices, continued:
Georgia	101 Love Street Charlton County Folkston, Georgia 31537	2004 Highway 17 Bryan County Richmond Hill, Georgia 31324

	14 Hinson Street Jeff Davis County Hazlehurst, Georgia 31539	2512 Osborne Road Camden County St. Marys, Georgia 31558

	107 E. Main Street Brantley County Hoboken, Georgia 31542	Bedell Avenue & Highway 17 Camden County Woodbine, Georgia 31569

	Highway 40 East Camden County Kingsland, Georgia 31548	650 Scranton Road* Glynn County Brunswick, Georgia 31520

*	Loan production office.

The Company owns all of its main office and branch facilities but leases its loan production office from a third party. The annual lease expense for the Brunswick space approximates $15,000; the remaining term of the lease is less than one year. See Note 6 to the consolidated financial statements for further property information.

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

Item 4. Submission Of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company’s stock trades publicly over-the-counter under the symbol “SEBC.” The high and low sales prices shown below are based on information being posted to electronic bulletin boards by market-makers in the Company’s stock. These market prices may include dealer mark-up, markdown, and/or commission. Prices paid on treasury stock purchases are excluded from these results.

The table below sets forth the high and low sales prices and the cash dividends declared on the Company’s common stock during the periods indicated:

Market Sales Price & Dividends Declared	Quarter	Sales Price		Dividends Declared
		High	Low
2003	4th	25.90	22.00	0.64
	3rd	22.00	20.50	0.12
	2nd	24.50	19.00	0.12
	1st	20.50	17.76	0.12
2002	4th	18.00	17.35	0.655
	3rd	19.50	16.16	0.115
	2nd	17.50	14.75	0.115
	1st	15.50	13.30	0.115
2001	4th	15.50	13.06	0.67
	3rd	15.75	14.30	0.11
	2nd	16.50	13.00	0.11
	1st	15.75	14.25	0.11

The Company had approximately 500 shareholders of record at December 31, 2003.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends. See the Capital Adequacy section of Part II, Item 7 for particulars on an extraordinary cash dividend declared by the Company the last three years.

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company’s bank subsidiary may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the bank subsidiary for payment in 2004 without such prior approval is approximately $2,611,000.

The Company manages capital through dividends and share repurchases authorized by the Board of Directors. Capital needs are assessed based on expected growth and the current economic climate. In 2003, the Company repurchased 20,600 shares at an aggregate price of $475,904 and in 2002, 52,331 shares at an aggregate price of $876,545. As of December 31, 2003, the Company was authorized to purchase treasury shares valued at $5,399,833 under current Board resolutions. There is no expiration date for the treasury authorization.

Treasury purchases made during 2003 are summarized in the table below:

Share Repurchases - 2003	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January - August	—	—	—	$2,875,737
September	2,600	$21.50	2,600	2,819,837
October	15,000	23.00	15,000	2,474,833
November	—	—	—	2,474,833
December	3,000	25.00	3,000	5,399,833

Total	20,600	$23.10	20,600

[1]	On December 9, 2003, the Board of Directors increased the original authorization (March 14, 2000) for treasury stock purchases from $7,000,000 to $10,000,000.

Item 6. Selected Consolidated Financial Data.

Selected financial data for the last five years is provided in the table below:

Financial Data	2003	2002	2001	2000	1999
(Dollars in thousands except per share data)
At December 31:
Total assets	$374,368	$378,140	$355,215	$349,579	$340,545
Loans, net of unearned income	205,680	174,981	163,348	173,802	165,994
Allowance for loan losses	3,833	3,601	3,135	3,160	3,223
Investment securities	131,759	153,323	157,620	145,055	145,912
Deposits	316,963	317,848	298,707	295,736	290,284
Long-term debt	5,000	5,000	5,000	5,000	—
Treasury stock	4,600	4,124	3,248	2,486	—
Realized stockholders’ equity	46,599	45,193	44,656	44,710	44,028

For the Year:
Net interest income	$16,385	$15,333	$14,616	$15,539	$15,084
Provision for loan losses	968	1,074	1,200	1,200	1,200
Net income	5,201	4,759	4,097	4,935	4,849
Common dividends paid	3,383	3,430	1,842	1,654	1,743

Per Common Share:
Basic earnings	$1.56	$1.42	$1.21	$1.42	$1.35
Dividends declared	1.00	1.00	1.00	0.51	0.47
Book value	14.07	13.56	13.19	13.01	12.30

Financial Ratios:
Return on average assets	1.42%	1.30%	1.15%	1.41%	1.43%
Return on beginning equity	11.51	10.66	9.16	11.21	11.87
Tier 1 capital ratio	19.06	20.76	23.45	23.05	23.56
Total capital ratio	20.32	22.01	24.71	24.30	24.82
Tier 1 leverage ratio	12.56	12.14	12.32	12.56	12.57

The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchases made from 2000 - 2003.

Business Combinations and Divestitures/New Offices

The financial data in the table above reflects the following developments:

•	In February 2003, the Company opened a loan production office in Brunswick, Georgia. Approximately 52% of the new loan production in 2003 was attributable to this office.

•	On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling approximately $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. A deposit premium of $100,000 was recorded in conjunction with the transaction.

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

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation (the Company), with assets exceeding $374,300,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations, loan production office in Brunswick, Georgia, and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

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

FINANCIAL CONDITION

Consolidated assets totaled $374,367,734 at year-end 2003, down $3,771,895 or 1.00% from December 31, 2002. A $3,178,786 reduction in short-term borrowings and deposits, particularly interest-bearing balances, and shifts in earning assets were the major factors in the 2003 results. Within earning assets, federal funds sold declined $12,357,000 and investment securities, $21,563,634; loans grew $30,467,617. Loans comprised 59%, investment securities, 38%, and federal funds sold, 3%, of earning assets at December 31, 2003 versus 49%, 44%, and 7% at year-end 2002. Overall, earning assets aggregated 92% of total assets at both December 31, 2003 and 2002. During the year-earlier period, total assets grew $22,924,814 or 6.45%. The acquisition of the Richmond Hill branch and deposit growth at other SEB locations were the primary factors in the 2002 increase. Refer to the Liquidity section of this Analysis for additional details on deposits and other funding sources.

Investment Securities

The securities portfolio decreased in size during 2003, largely during the second half of the year, as cash flows were utilized in the loan portfolio. Specifically, investment securities declined $21,563,634 or 14.06% at December 31, 2003 compared to 2002. Purchases of securities during 2003 approximated $61,415,000 and redemptions, $80,210,000. Approximately 85% of securities transactions year-to-date were attributable to various issuers’ exercise of call options and other prepayments as a result of the current low-rate interest environment. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At December 31, 2003, mortgage-backed securities, corporates, and municipals comprised 26%, 12%, and 29% of the portfolio. Overall, securities comprised 38% of earning assets at December 31, 2003, down 600 basis points from year-end 2002 levels. The portfolio yield decreased from 5.62% in 2002 to 4.87% in 2003, primarily from reinvesting accelerated prepayments and maturities at lower market rates.

Management believes the credit quality of the investment portfolio remains sound, with 58.52% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at December 31, 2003. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at December 31, 2003. The weighted average life of the portfolio was less than 4.0 years at year-end 2003. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category December 31,	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies
2003	$42,406	$548	$93	$42,861
2002	56,147	1,438	—	57,585
2001	70,317	1,346	193	71,470

Mortgage-backed securities
2003	33,996	388	139	34,245
2002	40,837	1,066	3	41,900
2001	41,021	272	79	41,214

Corporate bonds
2003	16,173	1,064	—	17,237
2002	15,101	1,039	—	16,140
2001	9,765	123	43	9,845

Total available-for-sale
2003	92,575	2,000	232	94,343
2002	112,085	3,543	3	115,625
2001	121,103	1,741	315	122,529

Held-to-maturity:
State and municipal securities
2003	37,416	2,296	35	39,677
2002	37,698	2,089	23	39,764
2001	35,091	614	254	35,451

Total investment securities:
2003	$129,991	$4,296	$267	$134,020
2002	149,783	5,632	26	155,389
2001	156,194	2,355	569	157,980

As shown, the carrying value of the investment portfolio reflected $4,028,212 in net unrealized gains at December 31, 2003; refer to Note 3 of the consolidated financial statements and the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

The distribution of maturities and the weighted average yields of investment securities at December 31, 2003 are shown in the table on the next page. Actual maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations. In a down rate environment, securities redeemed prior to maturity are likely to be replaced at lower, even significantly lower rates.

Maturity Distribution of Investment Securities December 31, 2003	1 Year or Less	1 – 5 Years	5 – 10 Years	After 10 Years	Total
(Dollars in thousands)
Distribution of maturities
Amortized cost:
U.S. Government agencies	$10,703	$23,485	$7,218	$1,000	$42,406
Mortgage-backed securities[1]	40	31,924	2,032	—	33,996
Corporate bonds	1,043	11,400	3,730	—	16,173
States and municipal securities	1,367	6,594	16,147	13,308	37,416

Total investment securities	$13,153	$73,403	$29,127	$14,308	$129,991

Fair value:
U.S. Government agencies	$10,869	$23,842	$7,151	$999	$42,861
Mortgage-backed securities[1]	40	32,172	2,033	—	34,245
Corporate bonds	1,044	12,126	4,067	—	17,237
States and municipal securities	1,382	6,902	17,296	$14,097	39,677

Total investment securities	$13,335	$75,042	$30,546	$15,096	$134,020

Weighted average yield:
U.S. Government agencies	4.86%	3.89%	3.83%	3.00%	4.10%
Mortgage-backed securities[1]	2.34%	3.88%	4.21%	—	3.90%
Corporate bonds	2.16%	5.19%	6.02%	—	5.19%
States and municipal securities[2]	7.48%	6.26%	6.85%	6.70%	6.72%

Total investment securities	4.91%	4.30%	5.81%	6.44%	4.94%

[1]	Distribution of maturities for mortgage-backed securities is based on expected average lives which may differ from the contractual terms.
[2]	The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

Loans

Loans, net of unearned income, grew 17.54% or $30,699,435 at year-end 2003 compared to December 31, 2002. The net loans to deposits ratio improved 984 basis points to 64.89% at year-end 2003 from 55.05% at December 31, 2002 and 54.69% at December 31, 2001. Approximately 52% of the 2003 improvement was attributable to the Brunswick loan production office opened in February; the Brunswick loan production office provides the Company with a foothold in one of the fastest-growing and more populous markets in southeast Georgia, and management is optimistic about its long-term potential. The remaining increase resulted from loan origination at other SEB locations. By sector, growth in 2003 was concentrated in the real estate-construction and commercial portfolios. Continuing 2002 gains, commercial loans increased $8,397,623 or 10.81% at December 31, 2003 compared to 2002. Nonfarm real estate, agricultural, and other commercial/industrial loans within the commercial portfolio grew $4,636,422, $273,803, and $5,068,682; governmental loans, fell $1,581,284. Real estate-construction loans grew 151.98% or $26,399,935 during 2003. The majority of the growth within the construction portfolio was residential in nature. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent residential mortgages for new construction, it traditionally does not hold or service mortgage loans with maturities greater than fifteen years for its own portfolio. Rather, permanent residential mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Consumer loans declined $3,383,339 or 13.73% at year-end 2003 compared to 2002; real estate – mortgage loans also fell $832,202 or 1.50%. Reduced demand was the chief element in the 2003 results.

Despite the current economic slowdown within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2004. Strategies implemented by management to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, the Brunswick loan production office is expected to continue its strong origination volume. During 2002, net loans grew 7.12% or $11,632,619. More than 80%, or $9,410,000 of the 2002 improvement resulted from the Richmond Hill acquisition. Loans outstanding are presented by type in the table below:

Loans by Category December 31,	2003	2002	2001	2000	1999
(In thousands)
Commercial, financial, and agricultural[1]	$86,078	$77,680	$56,065	$70,175	$67,515
Real estate – construction[3]	43,770	17,371	6,959	7,750	3,161
Real estate – residential mortgage[2,3]	54,782	55,614	70,361	61,257	59,656
Consumer, including credit cards	21,266	24,649	30,420	35,373	37,312

Loans, gross	205,896	175,314	163,805	174,555	167,644
Unearned income	216	333	457	753	1,650

Loans, net	$205,680	$174,981	$163,348	$173,802	$165,994

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate - construction. Comparable loans from 2001 and prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

The amount of commercial/financial/agricultural and real estate - construction loans outstanding at December 31, 2003, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below. The maturities shown are not necessarily indicative of future principal reductions or cash flow since each loan is evaluated at maturity and, in many instances, is renewed in part or total.

Loan Maturity and Interest Rate Sensitivity – Selected Loans December 31, 2003	Total	Within One Year	One-Five Years	After Five Years
(In thousands)
Loan maturity:
Commercial, financial, and agricultural[1]	$85,387	$33,566	$47,412	$4,409
Real estate – construction	43,710	29,079	14,336	295

Total	$129,097	$62,645	$61,748	$4,704

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates			$28,364	$1,755
Floating or adjustable interest rates			33,384	2,949

Total			$61,748	$4,704

[1]	Excludes nonaccrual loans totaling approximately $691 and $60.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2003, the Company had approximately $153,758,000 in real estate loans, and an additional $14,160,000 commitment to extend credit on such loans. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $28,454,000 at year-end 2003; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements. The Company did not fund or incur any losses on letters of credit in 2003 and 2002.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,596,000 at year-end 2003, down $798,000 or 33.33% from year-end 2002 and 27.85% from December 31, 2001. As a percent of total assets, nonperforming assets totaled 0.43% at year-end versus 0.63% and 0.62% at December 31, 2002 and 2001. The fluctuation in nonperforming asset balances year-to-date resulted predominantly from agricultural-based loans. Specifically, nonaccrual balances in 2002 included approximately $600,000 pertaining to an impaired agricultural loan collateralized by timber and farmlands. In March 2003, this loan was paid off; interest income recognized upon settlement totaled $112,000. Conversely, due to the decline in the shrimping industry, multiple loans to commercial fishermen totaling approximately $334,000 were converted to nonaccrual status since year-end 2002. Collateral held varies but includes real estate and commercial fishing vessels. Approximately 33% of nonaccrual balances at December 31, 2003 pertained to the shrimping industry; however, management considers the allowance sufficient to absorb any losses that may result from these loans.

At December 31, 2003, nonaccrual balances also included loans to two other borrowers averaging $184,000 each; charge-offs on these loans approximated $108,000 during 2003. Due to the underlying collateral coverage, no other significant losses are expected on these two credits. Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 2.76X the nonperforming loans balance at December 31, 2003 versus 1.77X a year ago. The 2003 improvement was primarily attributable to declines in nonaccrual loans. The modest increase in foreclosed real estate was due to normal foreclosure and sales activity.

Loans past due 90 days or more approximated $961,000, or less than 1% of net loans, at year-end 2003. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days.

Nonperforming Assets December 31,	2003	2002	2001	2000	1999
(Dollars in thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$691	$1,417	$1,275	$2,894	$492
Real estate – construction	60	—	—	—	—
Real estate – residential mortgage	560	517	588	189	175
Consumer, including credit cards	77	96	18	21	18

Total nonaccrual loans	$1,388	$2,030	$1,881	$3,104	$685
Restructured loans[1]	—	—	—	341	357

Total nonperforming loans	$1,388	$2,030	$1,881	$3,445	$1,042
Foreclosed real estate[2]	197	273	317	397	858
Other repossessed assets	11	91	14	60	36

Total nonperforming assets	$1,596	$2,394	$2,212	$3,902	$1,936

Accruing loans past due 90 days or more	$961	$1,448	$1,528	$1,191	$1,467

Ratios:
Nonperforming loans to net loans	0.67%	1.16%	1.15%	1.98%	0.63%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.78%	1.37%	1.35%	2.24%	1.17%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Nonperforming Assets – 2000 compared to 2001 & 1999. The fluctuation in nonperforming asset balances at year-end 2001 and 1999 versus 2000 resulted predominantly from a single commercial real estate loan. Specifically, foreclosed real estate balances at December 31, 2000 included $2,300,000 pertaining to an impaired real estate loan. This loan, collateralized by a first lien on income-producing commercial real estate, was initially reduced by a $400,000 charge to the allowance in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. This property was sold to a third party in August 2001.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) income on the loan is recognized on a cash basis due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan placed on nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. The gross amount of interest income that would have been recorded in 2003 and 2002, if such loans had been accruing interest at their contractual rates, was $168,000 and $163,000; interest income actually recognized totaled $142,000 and $59,000. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower’s financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the footnotes accompanying the consolidated financial statements for more details on the Company’s accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The 2003 provision for loan losses totaled $967,500, which exceeded net charge-offs of $735,682 by $231,818. The comparable provision and charge-off amounts for 2002 were $1,074,000 and $607,761 and in 2001, $1,224,571 and $1,200,000. Net charge-offs represented 0.39% of average loans in 2003 compared to 0.35% in 2002 and 0.75% in 2001. Approximately 24%, or $300,000, of 2001 charge-offs were attributable to the large nonperforming loan discussed earlier. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table on the next page.

Allowance for Loan Losses Years Ended December 31,	2003	2002	2001	2000	1999
(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,601	$3,135	$3,160	$3,223	$3,407
Provision for loan losses	968	1,074	1,200	1,200	1,200
Charge-offs:
Commercial, financial, and agricultural	391	146	698	557	496
Real estate – construction	29	2	—	—	351
Real estate – residential mortgage	106	198	132	298	213
Consumer, including credit cards	450	528	720	817	950

Total charge-offs	976	874	1,550	1,672	2,010

Recoveries:
Commercial, financial, and agricultural	31	21	38	46	258
Real estate – construction	1	—	—	—	—
Real estate – residential mortgage	20	5	13	20	27
Consumer, including credit cards	188	240	274	343	341

Total recoveries	240	266	325	409	626

Net charge-offs	736	608	1,225	1,263	1,384

Allowance for loan losses at end of period	$3,833	$3,601	$3,135	$3,160	$3,223

Net loans outstanding[1] at end of period	$205,680	$174,981	$163,348	$173,802	$165,994

Average net loans outstanding[1] at end of period	$187,789	$173,663	$164,402	$172,768	$163,124

Ratios:
Allowance to net loans	1.86%	2.06%	1.92%	1.82%	1.94%

Net charge-offs to average loans	0.39%	0.35%	0.75%	0.73%	0.85%

Provision to average loans	0.52%	0.62%	0.73%	0.69%	0.74%

Recoveries to total charge-offs	24.59%	30.43%	20.97%	24.46%	31.14%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle.

Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. The unallocated component of the allowance reflects the margin for imprecisions in data and analytics inherent in most estimation processes. Based on its analyses, management believes the allowance was adequate at December 31, 2003. The Richmond Hill acquisition did not materially affect the allowance for loan losses.

The allowance is summarized by loan categories in the table below:

Allocation of Allowance for Loan Losses December 31,	2003	2002	2001	2000	1999
(Dollars in thousands)
Allocation of allowance by loan category:
Commercial, financial, and agricultural	$1,581	$1,843	$909	$1,054	$1,286
Real estate – construction	906	144	140	117	117
Real estate – residential mortgage	918	893	931	707	651
Consumer, including credit cards	385	449	841	755	675
Unallocated	43	272	314	527	494

Total	$3,833	$3,601	$3,135	$3,160	$3,223

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	41%	51%	29%	33%	40%
Real estate – construction	24%	4%	4%	4%	4%
Real estate – residential mortgage	24%	25%	30%	22%	20%
Consumer, including credit cards	10%	12%	27%	24%	21%
Unallocated	1%	8%	10%	17%	15%

Total	100%	100%	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	42%	44%	34%	40%	40%
Real estate – construction	21%	10%	4%	5%	2%
Real estate – residential mortgage	27%	32%	43%	35%	36%
Consumer, including credit cards	10%	14%	19%	20%	22%

Total	100%	100%	100%	100%	100%

As shown in the table above, growth in the allowance allocated to real estate – construction loans was primarily attributable to volume increases within that portfolio.

Other Commitments

Other than construction of a future branch site in Brunswick, Georgia, and renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of December 31, 2003. The Company purchased the underlying real estate for the Brunswick site in July 2003; once engineering and other infrastructure work is complete, the Company expects to subdivide and sell the majority of the 9.54 acre tract to third parties.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2003, loans1 and investment securities with carrying values exceeding $82,116,000 and $13,280,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 91% of the funding base at December 31, 2003, virtually unchanged from 2002 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,733,936 at year-end 2003 versus $8,028,187 at December 31, 2002. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at year-end 2003 totaled $3,000,000, of which 24% was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $22,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at year-end 2003, unused borrowings approximated $54,900,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2004. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy and the Financial Condition section of this Analysis for details on unfunded loan commitments.

[1]	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits approximated $316,963,000 at year-end 2003, down $884,535 or 0.28% from December 31, 2002. Interest-bearing deposits fell $2,143,746 or 0.82%, while noninterest-bearing deposits grew $1,259,211 or 2.18%. The majority of the deposits decline at December 31, 2003 was concentrated in lower-balance time certificates. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances exceeded 30% of interest-bearing deposits at December 31, 2003. Overall, interest-bearing deposits comprised 81.40%, and noninterest-bearing deposits, 18.60%, of total deposits at December 31, 2003. The distribution of interest-bearing balances at December 31, 2003, 2002, and 2001 is shown in the table below:

	2003		2002		2001
Deposits December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$85,797	33.25%	$77,432	29.77%	$54,050	22.44%
Savings	94,189	36.51%	96,838	37.22%	84,140	34.93%
Time certificates < $100,000	49,300	19.11%	56,399	21.68%	66,145	27.46%
Time certificates >= $100,000	28,724	11.13%	29,485	11.33%	36,546	15.17%

Total interest-bearing deposits	$258,010	100.00%	$260,154	100.00%	$240,881	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $27,225,000 and $21,961,000 of the overall deposit base at December 31, 2003 and 2002. Brokered deposits totaled $594,000 at both December 31, 2003 and 2002.

As shown in the table below, approximately 82% of time certificates at December 31, 2003 were scheduled to mature within the next twelve months.

Maturities of Certificates of Deposit December 31, 2003	Balances		Total
	< $100,000	>= $100,000
(In thousands)
Months to maturity:
3 or less	$12,162	$6,922	$19,084
Over 3 through 6	11,017	7,578	18,595
Over 6 through 12	15,741	10,704	26,445
Over 12	10,380	3,520	13,900

Total	$49,300	$28,724	$78,024

The average balances table included in the Operations section of this Analysis provides detailed information about income/expense and rates paid on deposits for the last three years. The composition of average deposits for these same periods is shown below:

	2003		2002		2001
Composition of Average Deposits Years Ended December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Noninterest-bearing deposits	$61,018	19.66%	$59,672	19.21%	$56,445	18.73%
Interest-bearing demand deposits[1]	71,315	22.98%	62,363	20.07%	51,472	17.08%
Savings	98,103	31.61%	95,086	30.61%	79,062	26.24%
Time certificates	79,917	25.75%	93,549	30.11%	114,345	37.95%

Total	$310,353	100.00%	$310,670	100.00%	$301,324	100.00%

[1]	NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at year-end 2003, unchanged from 2002. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Interest expense on the advance approximated $300,000 in 2003 and 2002. Mortgage-backed securities with an aggregate carrying value of $5,454,000 were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at December 31, 2003.

Interest Rate Sensitivity December 31, 2003	Repricing Within				Total
	0 - 3 Months	4 - 12 Months	One - Five Years	After Five Years
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$10,454	—	—	—	$10,454
Securities[1]	3,928	$9,948	$73,334	$42,781	129,991
Loans, gross[2]	111,175	18,448	66,337	8,548	204,508
Other assets	1,087	—	—	—	1,087

Total interest rate sensitive assets	126,644	28,396	139,671	51,329	346,040

Interest Rate Sensitive Liabilities
Deposits[3]	199,070	45,040	13,840	60	258,010
U.S. Treasury demand note	734	—	—	—	734
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	199,804	45,040	13,840	5,060	263,744

Interest rate sensitivity gap	$(73,160)	$(16,644)	$125,831	$46,269	$82,296

Cumulative gap	$(73,160)	$(89,804)	$36,027	$82,296

Ratio of cumulative gap to total rate sensitive assets	(21.14)%	(25.95)%	10.41%	23.78%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	63.38%	63.32%	113.93%	131.20%

Cumulative gap at December 31, 2002	$(85,437)	$(110,700)	$20,813	$78,783

Cumulative gap at December 31, 2001	$(91,212)	$(113,943)	$11,932	$79,324

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives, which may be different from the contractual terms.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at year-end 2003, totaling $(73,160) at three months and $(89,804) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at December 31, 2003 totaled $77,103 at three months and $60,459 at twelve months. Compared to 2002, the short-term gap position narrowed 18.97% at December 31, 2003. The narrowing of the short-term gap position at December 31, 2003 was primarily attributable to an increase in variable rate loans tied to prime. Other than seasonal variations, primarily in deposit balances, no significant changes are anticipated in the gap position during 2004. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At December 31, 2003, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 19.06%, 20.32%, and 12.56%. The Company is committed to maintaining its well-capitalized status.

The Company’s capital ratios for the most recent periods are presented in the table on the next page.

Capital Ratios December 31,	2003	2002	2001	2000	1999
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$46,599	$45,193	$44,656	$44,710	$44,028
Intangible assets and other adjustments	(703)	(853)	(905)	(1,117)	(1,309)

Total Tier 1 capital	45,896	44,340	43,751	43,593	42,719

Tier 2 capital:
Portion of allowance for loan losses	3,020	2,681	2,342	2,374	2,278
Allowable long-term debt	—	—	—	—	—

Total Tier 2 capital	3,020	2,681	2,342	2,374	2,278

Total risk-based capital	$48,916	$47,021	$46,093	$45,967	$44,997

Risk-weighted assets	$240,749	$213,596	$186,565	$189,139	$181,326

Risk-based ratios:
Tier 1 capital	19.06%	20.76%	23.45%	23.05%	23.56%

Total risk-based capital	20.32%	22.01%	24.71%	24.30%	24.82%

Tier 1 leverage ratio	12.56%	12.14%	12.32%	12.56%	12.57%

Realized shareholders’ equity to assets	12.49%	12.06%	12.60%	12.78%	12.82%

Book value per share grew 3.76% or $0.51 during 2003 to $14.07 at year-end. Dividends declared totaled $1.00, unchanged from 2002 and 2001, but up 96% or $0.49 from 2000. The most significant factor affecting comparative results was an extraordinary dividend declared in the fourth quarters of 2003, 2002, and 2001; this dividend averaged $0.54. Although the Company’s continuing strong capital position enabled the payment of these dividends the last three years, management does not anticipate payment of extraordinary dividends on a regular basis. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $1,169,387 at year-end 2003 compared to year-end 2002. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2002, the Company purchased 247,658 shares on the open market and through private transactions at an average price of $16.65 per share. In 2003, the Company purchased an additional 20,600 shares at an average price of $23.10. Cumulatively, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,312,539 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $5,399,833. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. In 2003, SEB paid $4,384,000 in dividends to the Company. A $2,000,000 special dividend approved by the regulators enabled the Company, in turn, to pay the extraordinary dividend described in the preceding section. The additional $2,384,000 payout represented regular cash dividends available to the Company in 2003 without prior regulatory approval. Cash dividends available from SEB for payment in 2004 without similar approval approximate $2,611,000. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

RESULTS OF OPERATIONS

Net income totaled $5,201,021 in 2003, up $442,229 or 9.29% from 2002. On a per share basis, income for the year grew $0.14 to $1.56 in 2003 from $1.42 in 2002. Similarly, the return on beginning equity improved 85 basis points to 11.51% in 2003 from 10.66% in 2002. The return on average assets for the same periods totaled 1.42% and 1.30%. A 6.86% increase in net interest income was the overriding factor in the 2003 results. Earnings increased $661,666 or 16.15% in 2002 compared to 2001. Improvements in net interest and noninterest income were the predominant factors in the 2002 results.

Selected ratios for the measurement of net income and equity are presented below:

Return on Equity and Assets Years Ended December 31,[1]	2003	2002	2001	2000	1999
Return on average assets	1.42%	1.30%	1.15%	1.41%	1.43%
Return on average equity	11.05%	10.37%	9.01%	11.18%	11.38%
Dividend payout ratio[2]	63.83%	70.29%	82.71%	35.81%	34.71%
Average equity to average assets ratio	12.90%	12.54%	12.76%	12.57%	12.53%

[1]	These ratios exclude the effects of mark-to-market accounting for investment securities.
[2]	Refer to the Capital Adequacy section of this Analysis for particulars on the Company’s dividend policy and the 2001 – 2003 dividend payouts.

Net Interest Income

Net interest income increased $1,052,178 or 6.86% in 2003 compared to 2002. The net interest margin approximated 5.06% in 2003 versus 4.74% a year ago; the interest rate spread, 4.62% versus 4.02%. Reductions in interest expense fueled the 2003 results, because interest income on all earning assets other than tax-exempt securities declined from 2002 results. Specifically, interest earnings on loans, taxable securities, federal funds sold, and other earning assets declined $239,624, $1,535,359, $162,154, and $17,306 from 2002 results while earnings on tax-exempt securities increased $17,074 or 1.10%. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2003 results. On average, asset yields totaled 6.37% in 2003, down 55 basis points from 2002. Interest expense on deposits and other borrowed funds fell $2,989,547 during 2003 versus 2002. Cost of funds dropped 115 basis points from 2002 levels, totaling 1.75% in 2003 versus 2.90% in 2002. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2004. Continued reallocation of federal funds sold balances to other earning assets and anticipated loan growth in Brunswick and other markets are expected to alleviate declines in securities yields. Net interest income increased $716,765 or 4.90% in 2002 compared to 2001. Reductions in interest expense precipitated the 2002 results.

The intense competition for loans and deposits continued in 2003 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last three years are provided in the table on the next page.

	2003			2002			2001
Average Balances[5] Years Ended December 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Cash and due from banks	$15,256			$14,442			$13,673
Interest-earning assets:
Loans, net[1,2,3]	187,789	$14,653	7.80%	173,663	$14,883	8.57%	164,402	$16,311	9.92%
Federal funds sold	10,483	116	1.11%	17,246	278	1.61%	20,568	829	4.03%
Taxable investment securities	106,814	4,519	4.23%	116,161	6,054	5.21%	118,160	7,116	6.02%
Tax-exempt investment securities[3]	34,616	2,364	6.83%	33,076	2,339	7.07%	27,783	2,065	7.43%
Other interest-earning assets	1,035	42	4.06%	1,099	59	5.37%	1,281	80	6.25%

Total interest-earning assets	340,737	21,694	6.37%	341,245	23,613	6.92%	332,194	26,401	7.95%

Allowance for loan losses	(3,700)			(3,475)			(2,993)
Premises and equipment, net	8,513			8,146			6,581
Intangible and other assets	3,996			4,372			6,346
Unrealized gains on investment securities	2,615			2,316			956

Total Assets	$367,417			$367,046			$356,757

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$61,018			$59,672			$56,445
Interest-bearing liabilities:
Interest-bearing demand deposits[4]	71,315	$874	1.23%	62,363	$1,463	2.35%	51,472	$1,460	2.84%
Savings	98,103	1,195	1.22%	95,086	2,077	2.18%	79,062	2,756	3.49%
Time deposits	79,917	2,082	2.61%	93,549	3,602	3.85%	114,345	6,491	5.68%
Federal funds purchased	327	5	1.53%	—			—
U.S. Treasury demand note	787	8	0.96%	960	12	1.25%	846	30	3.55%
Federal Home Loan Bank advances	5,000	300	6.00%	5,000	300	6.00%	5,000	300	6.00%

Total interest-bearing liabilities	255,449	4,464	1.75%	256,958	7,454	2.90%	250,725	11,037	4.40%

Other liabilities	2,160			3,006			3,501
Realized shareholders’ equity	47,064			45,881			45,455
Unrealized gains (losses) on investment securities, net of tax	1,726			1,529			631

Total Liabilities and Shareholders’ Equity	$367,417			$367,046			$356,757

Excess of interest-earning assets over interest-bearing liabilities	$85,288			$84,287			$81,469

Interest rate spread			4.62%			4.02%			3.55%

Net interest income		$17,230			$16,159			$15,364

Net interest margin			5.06%			4.74%			4.63%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes loan fees of approximately $1,449,000, $1,285,000, and $1,218,000 in 2003, 2002, and 2001.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $845,000, $826,000, and $748,000 in 2003, 2002, and 2001. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.
[5]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2003 and 2002.

Interest Differential[1] Years Ended December 31,	2003 Compared to 2002 Increase (Decrease) Due to			2002 Compared to 2001 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$1,159	$(1,389)	$(230)	$882	$(2,310)	$(1,428)
Federal funds sold	(90)	(72)	(162)	(117)	(434)	(551)
Taxable investment securities	(460)	(1,075)	(1,535)	(119)	(943)	(1,062)
Tax-exempt investment securities[3]	107	(82)	25	378	(104)	274
Other interest-earning assets	(3)	(14)	(17)	(11)	(10)	(21)

Total interest income	713	(2,632)	(1,919)	1,013	(3,801)	(2,788)

Interest expense
Interest-bearing demand deposits[4]	187	(776)	(589)	280	(277)	3
Savings	64	(946)	(882)	485	(1,164)	(679)
Time deposits	(472)	(1,048)	(1,520)	(1,043)	(1,846)	(2,889)
Federal funds purchased[5]	5	—	5	—	—	—
U.S. Treasury demand note	(2)	(2)	(4)	4	(22)	(18)
Federal Home Loan Bank advances	—	—	—	—	—	—

Total interest expense	(218)	(2,772)	(2,990)	(274)	(3,309)	(3,583)

Net change in net interest income	$931	$(140)	$1,071	$1,287	$(492)	$795

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.
[5]	The entire change in net interest income attributable to the Company’s initial borrowings under these credit facilities has been allocated to the change in volume. Similarly, when these facilities are unutilized in subsequent years, the change in net interest income is allocated to the change in volume.

Noninterest Income and Expense

Noninterest income grew $113,723 or 2.97% in 2003 compared to 2002. A 6.10% or $73,328 increase in other operating income and a $40,657 improvement in service charges on deposit accounts were the major factors in the 2003 results. Mortgage origination fees led the improvement in other operating income, growing $97,281 or 22.52% in 2003. By type and amount, the chief components of other operating income in 2003 were mortgage origination fees, $529,332; commissions on the sale of credit life insurance, $123,927; surcharge fees –ATM, $143,199; safe deposit box rentals, $74,578; and income on sale of check products, $97,698. Together, these five income items comprised 76.00% of other operating income in 2003. In 2002, these same five income components comprised 74.30% of other operating income. Overall, noninterest expense increased 4.40% in 2003. Salaries and employee benefits increased $482,824 or 7.60% in 2003 compared to 2002. The vast majority, or 82%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2003. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 11% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2003. When compared to the prior year, net occupancy and equipment expense increased 3.56% or $84,196 in 2003 and 8.38% in 2002. Both years, the increase resulted largely from costs associated with technology programs. Other operating expenses fell $62,943 or 2.30% in 2003 and 2.76% in 2002. Besides advertising expense, which approximated $264,000 in 2003 and $269,000 in 2002, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2003 or 2002. Refer to Note 18 of the consolidated financial statements for more details on noninterest income and expense.

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

Changes in the financial condition of individual borrowers, economic conditions, historical loan loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses. Should cash flow assumptions or market conditions change, a different amount may be reported for the allowance and associated provision for loan losses. See the Financial Condition section of this Analysis for further details on the allowance for loan losses.

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

RECENT ACCOUNTING DEVELOPMENTS

The Company adopted the provisions of several new accounting pronouncements in the current year, including Statement of Financial Accounting Standard (SFAS) Nos. 146, 149, 150 and the recognition requirements of FASB Interpretation (FIN) Nos. 45 and 46. The provisions of these pronouncements and the related impact on the Company’s consolidated financial statements are discussed in the Recent Accounting Standards section of Note 1.

Various other accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

CORPORATE GOVERNANCE

Pursuant to The Sarbanes-Oxley Act of 2002 (the Act), the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), or persons acting in those capacities, are required to certify the Company’s financial statements. The legislation also requires public companies to report certain off-balance sheet transactions, as well as present any pro-forma disclosures in a straightforward manner. The new legislation also accelerates the required reporting of insider stock transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether they have adopted an ethics code for senior financial officers, and if not, why not, and whether the audit committee includes at least one “audit committee financial expert.” The Company believes that it has complied with each of the foregoing requirements.

The Code of Ethical Conduct for Senior Financial Officers (the Code) adopted by the Company applies to the Company’s treasurer as well as other financial officers. The Company’s CEO has executed an affirmation whereby he has agreed to abide by all provisions and requirements stated in the Code. A full text of the Code is available without charge upon written request to Southeastern Banking Corporation, Attention: Corporate Secretary, P.O. Box 455, 1010 Northway, Darien, Georgia 31305.

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

Forward-looking statements involve inherent risks and uncertainties. Certain factors that could cause actual results to differ materially from estimates contained in or underlying forward-looking statements include:

•	Competitive pressures between depository and other financial institutions may increase significantly.

•	Changes in the interest rate environment may reduce margins and impact funding sources.

•	General economic or business conditions in the geographic regions and industry in which the Company operates may lead to a deterioration in credit quality or a reduced demand for credit.

•	Legislative or regulatory changes, including changes in accounting standards, monetary policies, and taxation requirements, may adversely affect the Company’s business.

Other factors include:

•	Changes in consumer spending and saving habits as well as real estate markets.

•	Management of costs associated with expansion of existing and development of new distribution channels, and ability to realize increased revenues from these distribution channels.

•	The outcome of litigation which depends on judicial interpretations of law and findings of juries.

•	The effect of mergers, acquisitions, and/or dispositions and their integration into the Company.

•	Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

The foregoing list of factors is not exclusive. Many of the factors that will determine actual financial performance and values are beyond the Company’s ability to predict or control. This Analysis should be read in conjunction with the consolidated financial statements and related notes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The discussion on market risk is included in the Interest Rate and Market Risk/Interest Rate Sensitivity section of Part II, Item 7.

Item 8. Financial Statements and Supplementary Data.

The response to this item commences on page 29. Selected Statistical Information is included within the management discussion in Part II, Item 7. Both the financial information and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiaries.

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

Selected Quarterly Financial Data 2003 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$5,118	$5,139	$5,235	$5,357
Interest expense	898	932	1,223	1,411
Net interest income	4,220	4,207	4,012	3,946
Provision for loan losses	283	234	217	234
Investment securities gains	2	—	3	8
Income before income taxes	1,939	1,967	1,785	1,707
Net income	1,380	1,360	1,240	1,221
Basic earnings per share	$0.42	$0.41	$0.37	$0.37

Selected Quarterly Financial Data 2002 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$5,452	$5,685	$5,846	$5,803
Interest expense	1,620	1,835	1,945	2,054
Net interest income	3,832	3,850	3,901	3,749
Provision for loan losses	217	275	283	300
Investment securities gains	4	5	2	2
Income before income taxes	1,720	1,732	1,672	1,506
Net income	1,234	1,239	1,200	1,087
Basic earnings per share	$0.37	$0.37	$0.35	$0.32

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Banking Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Southeastern Banking Corporation and subsidiaries for the year ended December 31, 2001 were audited by other auditors, whose report dated March 7, 2002 expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Banking Corporation and subsidiaries, as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAULDIN & JENKINS, LLC

Albany, Georgia

February 27, 2004

Consolidated Balance Sheets

December 31,	2003	2002
Assets

Cash and due from banks	$15,951,941	$16,824,550
Federal funds sold	10,454,000	22,811,000

Cash and cash equivalents	26,405,941	39,635,550

Investment securities
Held-to-maturity (market value of approximately $39,677,000 and $39,764,000 at December 31, 2003 and 2002)	37,416,385	37,697,612
Available-for-sale, at market value	94,342,665	115,625,072

Total investment securities	131,759,050	153,322,684

Loans, gross	205,896,094	175,314,077
Unearned income	(215,715)	(333,133)
Allowance for loan losses	(3,832,651)	(3,600,833)

Loans, net	201,847,728	171,380,111

Premises and equipment, net	8,933,755	8,140,885
Intangible assets	702,798	854,234
Other assets	4,718,462	4,806,165

Total Assets	$374,367,734	$378,139,629

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$58,953,522	$57,694,311
Interest-bearing deposits	258,009,970	260,153,716

Total deposits	316,963,492	317,848,027

U.S. Treasury demand note	733,936	3,028,187
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	3,905,049	4,734,245

Total liabilities	326,602,477	330,610,459

Commitments and Contingencies (Notes 14 and 19)

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,312,539 and 3,333,139 shares outstanding at December 31, 2003 and 2002)	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	45,330,975	43,449,597
Treasury stock, at cost (268,258 and 247,658 shares at December 31, 2003 and 2002)	(4,600,167)	(4,124,263)

Realized shareholders’ equity	46,598,527	45,193,053
Accumulated other comprehensive income – unrealized gains on available-for-sale securities, net of tax	1,166,730	2,336,117

Total shareholders’ equity	47,765,257	47,529,170

Total Liabilities and Shareholders’ Equity	$374,367,734	$378,139,629

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31,	2003	2002	2001
Interest income

Loans, including fees	$14,611,237	$14,850,861	$16,263,390
Federal funds sold	115,875	278,029	829,442
Investment securities
Taxable	4,518,526	6,053,885	7,116,022
Tax-exempt	1,562,345	1,545,271	1,364,028
Other assets	41,501	58,807	80,457

Total interest income	20,849,484	22,786,853	25,653,339

Interest expense

Deposits	4,150,995	7,141,592	10,707,104
Federal funds purchased	5,859	—	—
U.S. Treasury demand note	7,528	12,337	30,076
Federal Home Loan Bank advances	300,111	300,111	300,111

Total interest expense	4,464,493	7,454,040	11,037,291

Net interest income	16,384,991	15,332,813	14,616,048

Provision for loan losses	967,500	1,074,000	1,200,000

Net interest income after provision for loan losses	15,417,491	14,258,813	13,416,048

Noninterest income

Service charges on deposit accounts	2,653,296	2,612,639	2,306,877
Investment securities gains, net	12,921	13,183	14,942
Other operating income	1,274,596	1,201,268	1,102,410

Total noninterest income	3,940,813	3,827,090	3,424,229

Noninterest expense

Salaries and employee benefits	6,838,733	6,355,909	6,187,339
Occupancy and equipment, net	2,447,645	2,363,449	2,180,672
Other operating expense	2,673,580	2,736,523	2,814,190

Total noninterest expense	11,959,958	11,455,881	11,182,201

Income before income tax expense	7,398,346	6,630,022	5,658,076
Income tax expense	2,197,325	1,871,230	1,560,950

Net income	$5,201,021	$4,758,792	$4,097,126

Basic earnings per common share	$1.56	$1.42	$1.21

Weighted average common shares outstanding	3,329,178	3,359,204	3,397,823

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2000	$4,475,996	$1,391,723	$41,327,784	$(2,485,742)	$(369,586)	$44,340,175

Comprehensive income:
Net income	—	—	4,097,126	—	—	4,097,126
Other comprehensive income, net of tax effect of $675,328:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	1,310,930	1,310,930

Total comprehensive income						5,408,056

Cash dividends declared ($1.00 per share)	—	—	(3,388,928)	—	—	(3,388,928)
Purchase of treasury stock	—	—	—	(761,976)	—	(761,976)

Balance, December 31, 2001	4,475,996	1,391,723	42,035,982	(3,247,718)	941,344	45,597,327

Comprehensive income:
Net income	—	—	4,758,792	—	—	4,758,792
Other comprehensive income, net of tax effect of $718,519:
Change in unrealized gains on available-for-sale securities	—	—	—	—	1,394,773	1,394,773

Total comprehensive income						6,153,565

Cash dividends declared ($1.00 per share)	—	—	(3,345,177)	—	—	(3,345,177)
Purchase of treasury stock	—	—	—	(876,545)	—	(876,545)

Balance, December 31, 2002	4,475,996	1,391,723	43,449,597	(4,124,263)	2,336,117	47,529,170

Comprehensive income:
Net income	—	—	5,201,021	—	—	5,201,021
Other comprehensive income, net of tax effect of $602,412:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(1,169,387)	(1,169,387)

Total comprehensive income						4,031,634

Cash dividends declared ($1.00 per share)	—	—	(3,319,643)	—	—	(3,319,643)
Purchase of treasury stock	—	—	—	(475,904)	—	(475,904)

Balance, December 31, 2003	$4,475,996	$1,391,723	$45,330,975	$(4,600,167)	$1,166,730	$47,765,257

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2003	2002	2001
Operating activities
Net income	$5,201,021	$4,758,792	$4,097,126
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	967,500	1,074,000	1,200,000
Depreciation	830,148	829,853	767,170
Amortization and accretion, net	1,156,225	724,145	123,228
Deferred income tax benefit	(87,593)	(94,476)	(29,353)
Investment securities gains, net	(12,921)	(13,183)	(14,942)
Net (gains) losses on other real estate	(30,077)	25,105	37,157
Changes in assets and liabilities:
Decrease in other assets	254,359	378,917	813,755
(Decrease) increase in other liabilities	(341,557)	(1,028,353)	370,840

Net cash provided by operating activities	7,937,105	6,654,800	7,364,981

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	3,583,550	3,593,200	3,514,700
Available-for-sale	76,329,154	60,614,278	99,875,547
Proceeds from sales of investment securities held-to-maturity	310,650	—	—
Purchases of investment securities held-to-maturity	(3,721,287)	(6,289,505)	(11,958,805)
Purchases of investment securities available-for-sale	(57,693,351)	(52,067,800)	(101,927,535)
Net (increase) decrease in loans	(31,445,367)	(2,004,299)	9,050,120
Proceeds from sales of other real estate	130,470	203,002	247,753
Net funds paid in purchase of branch	—	(7,748,200)	—
Capital expenditures, net	(1,623,018)	(792,018)	(719,389)

Net cash used in investing activities	(14,129,199)	(4,491,342)	(1,917,609)

Financing activities
Net (decrease) increase in deposits	(884,535)	14,876,818	2,970,516
Net (decrease) increase in U.S. Treasury demand note	(2,294,251)	2,535,034	(508,804)
Purchase of treasury stock	(475,904)	(876,545)	(761,976)
Dividends paid	(3,382,825)	(3,430,236)	(1,842,370)

Net cash (used in) provided by financing activities	(7,037,515)	13,105,071	(142,634)

Net (decrease) increase in cash and cash equivalents	(13,229,609)	15,268,529	5,304,738
Cash and cash equivalents at beginning of year	39,635,550	24,367,021	19,062,283

Cash and cash equivalents at end of year	$26,405,941	$39,635,550	$24,367,021

Supplemental disclosure
Cash paid during the year
Interest	$5,062,352	$8,295,167	$11,081,691
Income taxes	2,320,000	1,970,000	1,360,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$335,400	$278,182	$2,305,441
Loans made in connection with sales of foreclosed real estate	325,150	139,800	2,126,038

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southeastern Banking Corporation is a bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Southeastern Bank. Through its sixteen offices, Southeastern Bank provides a full range of banking services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The bank subsidiary operates as one identifiable segment, that of commercial banking. The Company and its subsidiaries are headquartered in Darien, Georgia.

Inactive Subsidiary

SBC Financial Services, the Company’s subsidiary which formerly offered insurance agent and investment brokerage services, is now inactive. Insurance and investment services are now being offered directly by Southeastern Bank.

Loan Production Office

In February 2003, the Company opened a loan production office in Brunswick, Georgia. The loan production office is operating as a division of Southeastern Bank.

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

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant change pertain to the determination of the allowance for loan losses, the valuation of other real estate, and the measurement of contingent assets and liabilities.

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

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. Reserve balances totaled approximately $9,053,000 and $7,542,000 at December 31, 2003 and 2002.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at market value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of any tax effect. Equity securities without readily determinable fair values are included in other assets and recorded at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the lives of the securities. Realized gains and losses on the sale of securities, determined using the specific identification method, are included in earnings on the trade date. Other-than-temporary declines in the fair value of securities below cost are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, managements considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability to retain its investment for a period of time sufficient to allow for any fair value recovery.

Loans

Loans are reported at their principal balances outstanding, net of unearned income and the allowance for loan losses. Interest income accrued on unpaid principal balances is generally recognized on a level-yield basis. Interest accrual is discontinued when it appears that future collection of principal or interest according to contractual terms may be doubtful. The Company classifies a loan as nonaccrual with the occurrence of one of the following events: (i) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to deterioration in the financial condition of the borrower. Accrued interest on any loan placed on nonaccrual status is reversed. Cash receipts on nonaccrual loans are applied first to outstanding principal balances and secondly to interest.

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

Loan origination fees and certain direct loan origination costs are normally required to be capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2003, 2002, and 2001 was not significant, no amounts have been capitalized or deferred.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred, while improvements are capitalized.

Long-lived assets, including certain fixed assets, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement. The Company did not consider any of its long-lived assets to be impaired at December 31, 2003 and 2002.

Other Real Estate

Other real estate represents properties acquired through, or in lieu of, foreclosure and also includes any property owned that was formerly used as a branch facility. Other real estate is held for sale and is initially recorded at the lower of cost or fair value less estimated selling expenses. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Provisions for subsequent devaluation of other real estate are charged to operations, while costs associated with improving the property are capitalized. The carrying amount of other real estate was $197,102 and $272,987 at December 31, 2003 and 2002, respectively.

Intangible Assets

Intangible assets comprise goodwill and core deposit intangibles. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is required to be tested annually for impairment, or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If impaired, the excess of the carrying amount over fair value would be charged to earnings. Based on impairment tests performed, the Company determined its goodwill was not impaired as of December 31, 2003.

Core deposit intangibles are being amortized over useful lives ranging from 10-15 years. Amortization periods are reviewed annually or more frequently as circumstances dictate.

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

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. The Company does not have any dilutive securities.

Comprehensive Income

Comprehensive income, which includes certain transactions and other economic events that bypass the income statements, consists of net income and unrealized gains and losses on available-for-sale securities, net of income taxes.

Recent Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4 and 64, “Reporting Gains and Losses from Extinguishment of Debt” and “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” respectively, and restricts the classification of early extinguishments of debt as an extraordinary item to the provisions of APB Opinion No. 30. This statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to the sale-leaseback transactions. The Company adopted all provisions of SFAS No. 145 effective January 1, 2003. SFAS No. 145 did not have a current impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. Generally, SFAS No. 146 stipulates that defined exit costs, including restructuring and employee termination costs, are to be recorded on an incurred rather than commitment basis. The Company adopted SFAS No. 146 effective January 1, 2003. SFAS No. 146 did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has identified standby letters of credit as guarantees under FIN 45 and adopted FIN 45, in entirety, effective January 1, 2003. Adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities (VIEs). FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. In December 2003, the FASB revised FIN 46 and deferred the effective dates of application. For enterprises with interests in VIEs classified as special-purpose entities, the interpretation applies to periods ending after December 15, 2003. For all other VIEs, the interpretation is effective for periods subsequent to March 15, 2004. Because the Company has no VIEs, this interpretation had no effect on the Company’s financial position or results of operation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this statement did not materially impact the consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This statement establishes guidelines on how financial instruments with characteristics of both liabilities and equity should be classified and measured. Financial instruments within the scope of the statement must be classified as liabilities. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003; however, in November 2003, the FASB deferred the provisions of the statement applicable to certain mandatorily redeemable noncontrolling interests. SFAS No. 150 did not have a current impact on the consolidated financial statements.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences arising between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, if those differences relate to credit quality. SOP 03-3 also prohibits the “carryover” or creation of a valuation allowance in the initial accounting for loans acquired in a transfer. The scope of SOP 03-3 includes loans acquired in purchase business combinations but not loans originated by the entity. This statement is effective for loans acquired in fiscal years beginning after December 15, 2004. Adoption of SOP 03-3 is not expected to have a significant impact on the consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106.” This statement requires additional disclosures about the assets, obligations, and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. Generally, the new disclosure provisions are effective for interim or annual periods ending after December 15, 2003. Because the Company has no defined benefit plans, adoption of this statement did not have a current impact on the consolidated financial statements.

2.	ACQUISITIONS

On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling approximately $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. The $100,000 deposit premium recorded in conjunction with the transaction is being amortized over a period of ten years.

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$42,406,228	$548,285	$93,146	$42,861,367
Mortgage-backed securities	33,996,190	388,264	139,230	34,245,224
Corporate bonds	16,172,475	1,063,599	—	17,236,074

	92,574,893	2,000,148	232,376	94,342,665

Held-to-maturity:
State and municipal securities	37,416,385	2,295,771	35,331	39,676,825

Total investment securities	$129,991,278	$4,295,919	$267,707	$134,019,490

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$56,146,700	$1,438,316	$—	$57,585,016
Mortgage-backed securities	40,837,674	1,065,462	2,859	41,900,277
Corporate bonds	15,101,127	1,038,652	—	16,139,779

	112,085,501	3,542,430	2,859	115,625,072

Held-to-maturity:
State and municipal securities	37,697,612	2,089,171	23,156	39,763,627

Total investment securities	$149,783,113	$5,631,601	$26,015	$155,388,699

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2003 are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
December 31, 2003	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$11,746,101	$11,913,630	$1,366,630	$1,381,593
Due from one to five years	34,884,838	35,968,263	6,594,519	6,901,824
Due from five to ten years	10,947,764	11,217,048	16,147,301	17,296,084
Due after ten years	1,000,000	998,500	13,307,935	14,097,324

	58,578,703	60,097,441	37,416,385	39,676,825
Mortgage-backed securities	33,996,190	34,245,224	—	—

	$92,574,893	$94,342,665	$37,416,385	$39,676,825

Securities with carrying values of $70,870,881 and $66,345,768 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and other funds, including advances from the Federal Home Loan Bank of Atlanta (Note 10).

Realized gains and losses on sales and other redemptions of securities comprised the following:

Years Ended December 31,	2003	2002	2001
Gross gains	$12,921	$13,183	$14,942
Gross losses	—	—	—

Net realized gains	$12,921	$13,183	$14,942

The tax provision applicable to these net realized gains approximated $5,200, $5,300, and $6,000 in 2003, 2002, and 2001.

In 2003, realized gains included $7,054 from the sale of securities held-to-maturity. The underlying securities, which had a carrying value of $303,596, were sold due to substantial deterioration in the creditworthiness of the issuer. No securities held-to-maturity were sold in 2002 and 2001.

Securities with unrealized losses at December 31 were as follows:

	Less than Twelve Months		Twelve Months or More
December 31, 2003	Gross Unrealized Losses	Fair Value	Fair Value	Gross Unrealized Losses
Available-for-sale:
U. S. Government agencies	$93,146	$7,149,455	—	—
Mortgage-backed securities	139,230	16,830,579	—	—
Corporate bonds	—	—	—	—

	232,376	23,980,034	—	—

Held-to-maturity:
State and municipal securities	35,331	1,435,012	—	—

Total temporarily impaired securities	$267,707	$25,415,046	—	—

Market changes in interest rates will result in temporary unrealized losses as a normal fluctuation in the price of securities. Unrealized losses within the portfolio resulted primarily from increases in interest rates on securities purchased in 2003. At December 31, 2003, 38 of the Company’s 300 debt securities had unrealized losses with aggregate depreciation of 1.04% from their amortized cost bases. None of these securities have been in a continuous unrealized loss position for twelve months or more. Credit quality was not a significant factor in these unrealized losses at December 31, 2003. Except for one non-rated Georgia municipal, these securities were all highly rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. The Company has determined that there were no other-than-temporary impairments associated with these securities at December 31, 2003.

4.	LOANS

The composition of the Company’s loan portfolio is shown in the table below:

December 31,	2003	2002
Commercial, financial and agricultural	$86,077,807	$77,680,184
Real estate – construction	43,770,556	17,370,621
Real estate – residential mortgage	54,781,620	55,613,822
Consumer, including credit cards	21,266,111	24,649,450

Loans, gross	205,896,094	175,314,077
Unearned income	(215,715)	(333,133)
Allowance for loan losses	(3,832,651)	(3,600,833)

Loans, net	$201,847,728	$171,380,111

Nonaccrual and restructured loans totaled approximately $1,388,000 and $2,029,000 at December 31, 2003 and 2002, respectively. Included in the allowance for loan losses was approximately $212,000 and $307,000 pertaining to such loans at December 31, 2003 and 2002. The gross amount of interest income that would have been recorded in 2003, 2002, and 2001, if such loans had been accruing interest at their contractual rates, was $168,000, $163,000, and $146,000; interest income actually recognized totaled $142,000, $59,000, and $31,000. Nonaccrual and restructured loans averaged approximately $1,804,000, $1,815,000, and $1,814,000 in 2003, 2002, and 2001. Loans past due ninety days or more and still accruing interest approximated $961,000 and $1,448,000 at December 31, 2003 and 2002, respectively.

In the normal course of business, the bank subsidiary has made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans, as defined, approximated $2,589,000 at December 31, 2003 and $1,629,000 at December 31, 2002. During 2003, approximately $2,853,000 of such loans were made and $1,893,000 repaid.

5.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized below:

December 31,	2003	2002	2001
Balance, beginning of year	$3,600,833	$3,134,594	$3,159,165
Provision for loan losses	967,500	1,074,000	1,200,000
Charge-offs	(975,501)	(873,531)	(1,550,351)
Recoveries	239,819	265,770	325,780

Balance, end of year	$3,832,651	$3,600,833	$3,134,594

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,	2003	2002
Land	$3,573,283	$2,171,338
Buildings	7,694,206	7,710,093
Furniture and equipment	5,645,187	6,789,443

	16,912,676	16,670,874
Accumulated depreciation and amortization	(7,978,921)	(8,529,989)

Premises and equipment, net	$8,933,755	$8,140,885

The Company owned all of its main office and branch facilities at December 31, 2003 and 2002 but leased its loan production office and various ATM facilities. Depreciation and amortization of premises and equipment totaled $830,148, $829,853, and $767,170 in 2003, 2002, and 2001, respectively. Rent expense associated with operating leases on facilities and equipment approximated $95,000, $126,000, and $100,000 in 2003, 2002, and 2001. The Company had no capital leases at December 31, 2003.

7.	INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis or more frequently, as circumstances dictate. The Company completed its annual review as of October 1, 2003 and determined no intangible assets were impaired as of that date. Following is a summary of information related to acquired intangible assets, including goodwill:

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2001	$256,775	$648,061
Richmond Hill acquisition (Note 2)	—	100,000
Amortization	—	(150,602)

Balance, December 31, 2002	$256,775	$597,459
Amortization	—	(151,436)

Balance, December 31, 2003	$256,775	$446,023

Amortization of intangibles totaled $151,436, $150,602, and $190,724 in 2003, 2002, and 2001 respectively.

Estimated amortization expense for the next five years, all pertaining to core deposit intangibles, is as follows:

2004	$79,880
2005	58,214
2006	58,214
2007	58,214
2008	58,214
Thereafter	133,287

Total	$446,023

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” no goodwill was amortized in 2003 or 2002. Following is a summary of net income and earnings per share that would have been reported had amortization of goodwill ceased in 2001:

Years Ended December 31,	2003	2002	2001
Reported net income	$5,201,021	$4,758,792	$4,097,126
Goodwill amortization	—	—	49,288

Adjusted net income	$5,201,021	$4,758,792	$4,146,414

Reported basic earnings per share	$1.56	$1.42	$1.21
Goodwill amortization	—	—	0.01

Adjusted basic earnings per share	$1.56	$1.42	$1.22

8.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

December 31,	2003	2002
Interest-bearing demand deposits (NOW and money market)	$85,796,854	$77,431,784
Savings	94,189,499	96,837,788
Time certificates under $100,000	49,299,656	56,398,676
Time certificates of $100,000 or more	28,723,961	29,485,468

Total interest-bearing deposits	$258,009,970	$260,153,716

Interest expense on time certificates of $100,000 or more approximated $638,000, $1,223,000, and $2,518,000 in 2003, 2002, and 2001, respectively.

Scheduled maturities of time certificates at December 31, 2003 were as follows:

2004	$64,123,316
2005	8,156,500
2006	4,342,476
2007	488,688
2008	852,637
Thereafter	60,000

Total	$78,023,617

The Company had brokered deposits totaling $594,000 at both December 31, 2003 and 2002. At December 31, 2003 and 2002, deposits of one local governmental body comprised approximately $27,225,000 and $21,961,000 of the deposit base, respectively.

9.	SHORT-TERM BORROWINGS

Short-term borrowings at December 31 included:

December 31,	2003		2002
	Balance	Rate	Balance	Rate
U.S. Treasury demand notes	$733,936	0.73%	$3,028,187	0.99%
Other	—	—	—	—

Total short-term borrowings	$733,936		$3,028,187

At December 31, 2003, $22,000,000 in unsecured lines of credit from non-affiliated banks was available to meet general liquidity needs. No amounts were drawn against these lines at December 31, 2003 and 2002. The average balances of short-term borrowings for the years ended December 31, 2003 and 2002 were $1,114,000 and $960,000 respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2003 and 2002 were $2,496,000 and $3,028,000, respectively.

10.	OTHER BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank of Atlanta (FHLB) to meet general liquidity and other needs. Under this line, the Company can borrow, in total or increments, up to 16% of the bank subsidiary’s total assets; at December 31, 2003, maximum borrowings available under this line approximated $59,900,000. Advances outstanding with the FHLB totaled $5,000,000 at December 31, 2003 and 2002. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5,000,000 advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. The advance was secured by mortgage-backed securities with an aggregate carrying value of $5,454,343 at December 31, 2003.

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a noncontributory profit-sharing plan which covers substantially all employees. Under the terms of the plan, the Company’s contributions are discretionary but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Contributions are allocated to participants based on compensation and years of service. Total contributions expensed under this plan totaled $450,000 in each of the last three years.

12.	INCOME TAXES

The components of income tax expense were as follows:

Years ended December 31,	2003	2002	2001
Federal:
Current tax expense	$2,022,310	$1,810,991	$1,513,718
Deferred tax benefit	(87,593)	(94,476)	(29,353)

	1,934,717	1,716,515	1,484,365

State:
Current tax expense	262,608	154,715	76,585

Total income tax expense	$2,197,325	$1,871,230	$1,560,950

The Company’s income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

Years ended December 31,	2003	2002	2001
Taxes at federal statutory rate	$2,515,438	$2,254,207	$1,923,746
(Decrease) increase resulting from:
Tax-exempt interest income, net	(528,762)	(500,371)	(434,627)
State income taxes, net of federal benefit	173,321	102,112	50,546
Other, net	37,328	15,282	21,285

Total income tax expense	$2,197,325	$1,871,230	$1,560,950

Temporary differences create deferred tax assets and liabilities that are detailed below:

December 31,	2003	2002
Deferred tax assets (liabilities):
Allowance for loan losses	$857,024	$750,396
Other real estate	26,937	40,793
Unrealized gains on investment securities available-for-sale, net	(601,043)	(1,203,455)
Accretion of discounts on investment securities	(20,346)	(12,192)
Other	2,975	—

Net deferred tax asset (liability)	$265,547	$(424,458)

The Company has not recorded any valuation allowances for deferred tax assets.

13.	TREASURY STOCK

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. In 2002 and 2001, the Company purchased 103,557 shares on the open market and through private transactions at an average price of $15.82 per share. In 2003, the Company purchased an additional 20,600 shares at a purchase price of $23.10. Since inception in 2000, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,312,539 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $5,399,833. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

14.	COMMITMENTS AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

Loan Commitments

In the normal course of business, the Company originates financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, and property, plant and equipment. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is obtained when deemed necessary. The Company uses the same credit policies in making commitments as it does for on-

balance sheet instruments. Since many commitments expire without being funded, total commitment amounts do not necessarily represent future credit exposure or liquidity requirements. The majority of all commitments are variable rate instruments. A summary of the Company’s commitments follows:

December 31,	2003	2002
Commitments to extend credit	$27,600,000	$24,745,000
Standby letters of credit	854,000	1,150,000

Total commitments	$28,454,000	$25,895,000

The Company did not fund or incur any losses on letters of credit in 2003 and 2002.

Other Off-Balance Sheet Financial Instruments

The Company does not invest in off-balance sheet derivative financial instruments such as swaps, options or forward contracts.

15.	CONCENTRATIONS OF CREDIT RISK

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk arising from financial instruments, whether on- or off-balance sheet, can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or market areas. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. Within the investment portfolio, the Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies. The major concentrations of credit risk in loans and loan commitments arise by collateral type and market areas. The majority of the Company’s loan portfolio is concentrated in loans collateralized by real estate. At December 31, 2003, the Company had approximately $153,758,000 in real estate-collateralized loans, and an additional $14,160,000 commitment to extend credit on such loans. Substantial portions of these loans are in the Company’s primary market areas. In addition, a substantial portion of the Company’s other real estate is located in those same markets. Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate are susceptible to changes in market conditions in the Company’s trade areas. The Company, as a matter of policy, generally does not extend credit to any single borrower or group of related borrowers in excess of 25% of the bank subsidiary’s statutory capital.

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

The Company is committed to remaining well-capitalized. As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well-capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and its bank subsidiary met all applicable capital adequacy requirements as of December 31, 2003. No conditions or events have occurred since that notification that management believes would change this classification. Actual capital amounts and ratios are presented in the table below:

December 31,	2003		2002
	Amount	Rate	Amount	Rate
Southeastern Banking Corporation:
Tier 1 capital	$45,896,000	19.06%	$44,340,000	20.76%
Total capital	48,916,000	20.32%	47,021,000	22.01%
Tier 1 leverage	45,896,000	12.56%	44,340,000	12.14%

Southeastern Bank:
Tier 1 capital	$44,051,000	18.32%	$43,062,000	20.18%
Total capital	47,067,000	19.57%	45,741,000	21.44%
Tier 1 leverage	44,051,000	12.06%	43,062,000	11.81%

State banking regulations limit the amount of dividends the bank subsidiary may pay without prior approval. The amount of cash dividends available from the bank subsidiary for payment in 2004 without such prior approval is approximately $2,611,000.

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

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Short-term financial instruments are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity. This approach applies to cash and cash equivalents, short-term investments, short-term borrowings, and certain other assets and liabilities.

•	Investment securities are substantially valued at quoted market prices. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities.

•	Fair values for variable-rate loans that reprice frequently and have no significant change in credit risk approximate carrying values. For other loans, fair values are based upon discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, as applicable.

•	Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The intangible value of long-term relationships with depositors is not considered in estimating fair values.

•	Fair values for other borrowings are based on quoted market prices for similar instruments or estimated using the Company’s current incremental borrowing rate for such instruments.

•	The carrying amount of accrued interest approximates its fair value.

•	Since the majority of the Company’s unfunded commitments, including lending commitments and standby letters of credit, are offered to customers for only short periods of time and the rates underlying such commitments therefore approximate market rates, fair value is equal to the amount outstanding at the balance sheet date.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

December 31,	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$26,405,941	$26,405,941	$39,635,550	$39,635,550
Investment securities	131,759,050	134,019,490	153,322,684	155,388,699
Loans, net	201,847,728	201,700,054	171,380,111	173,009,221
Accrued interest receivable	2,398,575	2,398,575	2,745,446	2,745,446
Other assets	1,087,000	1,087,000	1,087,000	1,087,000

Financial liabilities:
Deposits	$316,963,492	$317,304,091	$317,848,027	$319,696,904
U.S. Treasury demand note	733,936	733,936	3,028,187	3,028,187
FHLB advances	5,000,000	5,592,000	5,000,000	6,703,717
Accrued interest payable	678,556	678,556	1,276,415	1,276,415

Off-balance sheet financial instruments:
Commitments to extend credit		$27,600,000		$24,745,000
Standby letters of credit		854,000		1,150,000

Because SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the aggregate fair value amounts presented may not necessarily represent the underlying market value of the Company.

18.	SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expense in excess of 1% of total revenue were as follows:

Years Ended December 31,	2003	2002	2001
Other operating income:
Mortgage origination fees	$529,332	$432,051	$345,328

Other operating expense:
Advertising	$263,834	$268,542	$233,906
Stationery & supplies	223,746	250,670	313,559

19.	CONTINGENCIES

The Company and its subsidiaries are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the consolidated results of operations or financial position.

20.	PARENT COMPANY FINANCIAL INFORMATION

Parent Company only financial information is presented below:

Condensed Balance Sheets

December 31,	2003	2002
Assets

Cash	$3,554,044	$3,069,620
Investment in subsidiaries, at equity	45,965,536	46,294,741
Other assets	365,702	348,016

Total Assets	$49,885,282	$49,712,377

Liabilities

Dividends payable	$2,120,025	$2,183,207

Shareholders’ Equity

Common stock	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	45,330,975	43,449,597
Treasury stock, at cost	(4,600,167)	(4,124,263)

Realized shareholders’ equity	46,598,527	45,193,053
Accumulated other comprehensive income - unrealized gains on available-for-sale securities, net of tax	1,166,730	2,336,117

Total shareholders’ equity	47,765,257	47,529,170

Total Liabilities and Shareholders’ Equity	$49,885,282	$49,712,377

Condensed Statements of Income

Years Ended December 31,	2003	2002	2001
Income
Dividends	$4,384,000	$4,092,000	$4,500,000
Interest	20,862	22,344	27,170
Equity in undistributed income of subsidiaries	840,183	695,199	(328,088)
Other income	—	2,375	74

Total income	5,245,045	4,811,918	4,199,156

Operating expenses
Occupancy and other expenses	60,677	66,853	115,452

Income before income tax benefit	5,184,368	4,745,065	4,083,704

Income tax benefit	(16,653)	(13,727)	(13,422)

Net income	$5,201,021	$4,758,792	$4,097,126

Condensed Statements of Cash Flows

Years Ended December 31,	2003	2002	2001
Operating activities
Net income	$5,201,021	$4,758,792	$4,097,126
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(840,183)	(695,199)	328,088
Depreciation and amortization	—	10,034	59,322
Investment securities gains, net	—	(2,375)	—
Purchase accounting adjustment with subsidiaries	—	301,171	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(17,685)	190,085	(176,463)

Net cash provided by operating activities	4,343,153	4,562,508	4,308,073

Investing activities
Redemption of investment security available-for-sale	—	3,200	—

Financing activities
Purchase of treasury stock	(475,904)	(876,545)	(761,976)
Dividends paid	(3,382,825)	(3,430,236)	(1,842,370)

Net cash used in financing activities	(3,858,729)	(4,306,781)	(2,604,346)

Net increase in cash and cash equivalents	484,424	258,927	1,703,727
Cash and cash equivalents at beginning of year	3,069,620	2,810,693	1,106,966

Cash and cash equivalents at end of year	$3,554,044	$3,069,620	$2,810,693

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

BDO’s audit reports on SBC’s financial statements as of and for the fiscal years ended December 31, 2001 and 2000, the two most recent years preceding the date of dismissal, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, during the last two fiscal years preceding the date of dismissal and the interim period from December 31, 2001 to November 26, 2002, there were no disagreements between SBC and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BDO’s satisfaction, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports.

Item 9A. Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the CEO) and Chief Financial Officer (the treasurer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15(d)-15(e)) as of the end of the period covered by this report. Based on that review and evaluation, the CEO and treasurer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2004 (Proxy Statement).

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

The Plan is administered by the Company. A trustee appointed by the Company has the sole responsibility to administer the trust assets. Both the Company and the trustee are considered fiduciaries of the Plan and have the corresponding duties, obligations, and responsibilities.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. and 2. - Financial Statements and Schedules

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on February 26, 2004 announcing its fourth quarter and year-end 2003 earnings.

(c)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 10	Employment Contract of R. Lanier Miles, incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit 21	Subsidiaries of the Company

Exhibit 22	Registrant’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed in April 2004.

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President

Date: March 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ ALYSON G. BEASLEY	March 30, 2004
Alyson G. Beasley

/s/ LESLIE H. BLAIR	March 30, 2004
Leslie H. Blair

/s/ DAVID H. BLUESTEIN	March 30, 2004
David H. Bluestein

/s/ GENE F. BRANNEN	March 30, 2004
Gene F. Brannen

/s/ WILLIAM DOWNEY	March 30, 2004
William Downey

/s/ CORNELIUS P. HOLLAND, III	March 30, 2004
Cornelius P. Holland, III

/s/ ALVA J. HOPKINS, III	March 30, 2004
Alva J. Hopkins, III

/s/ G. NORRIS JOHNSON	March 30, 2004
G. Norris Johnson