Form 10-Q
period 2004-03-31
SOUTHEASTERN BANKING CORP
filed 2004-05-17
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

As of April 30, 2004, 3,312,539 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Part I—Financial Information

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$18,448,344	$15,951,941
Federal funds sold	16,184,000	10,454,000

Cash and cash equivalents	34,632,344	26,405,941
Investment securities
Held-to-maturity (market value of approximately $39,715,000 and $39,677,000 at March 31, 2004 and December 31, 2003)	36,866,061	37,416,385
Available-for-sale, at market value	101,577,231	94,342,665

Total investment securities	138,443,292	131,759,050
Loans, gross	200,235,510	205,896,094
Unearned income	(203,151)	(215,715)
Allowance for loan losses	(3,920,939)	(3,832,651)

Loans, net	196,111,420	201,847,728
Premises and equipment, net	8,810,920	8,933,755
Intangible assets	671,210	702,798
Other assets	4,331,869	4,718,462

Total Assets	$383,001,055	$374,367,734

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$67,260,469	$58,953,522
Interest-bearing deposits	258,778,467	258,009,970

Total deposits	326,038,936	316,963,492
U. S. Treasury demand note	870,452	733,936
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	1,888,658	3,905,049

Total liabilities	333,798,046	326,602,477

Shareholders’ Equity
Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,312,539 shares outstanding)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	46,256,388	45,330,975
Treasury stock, at cost (268,258 shares)	(4,600,167)	(4,600,167)

Realized shareholders’ equity	47,523,940	46,598,527
Accumulated other comprehensive income—unrealized gains on available-for-sale securities, net of tax	1,679,069	1,166,730

Total shareholders’ equity	49,203,009	47,765,257

Total Liabilities and Shareholders’ Equity	$383,001,055	$374,367,734

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2004	2003
Interest income
Loans, including fees	$3,582,597	$3,580,509
Federal funds sold	22,098	50,969
Investment securities
Taxable	1,050,258	1,312,892
Tax-exempt	378,294	400,020
Other assets	9,109	12,524

Total interest income	5,042,356	5,356,914

Interest expense
Deposits	803,068	1,334,445
Federal funds purchased	39	—
U. S. Treasury demand note	955	2,234
Federal Home Loan Bank advances	74,822	74,000

Total interest expense	878,884	1,410,679

Net interest income	4,163,472	3,946,235
Provision for loan losses	203,583	234,000

Net interest income after provision for loan losses	3,959,889	3,712,235

Noninterest income
Service charges on deposit accounts	610,863	650,400
Investment securities (losses) gains, net	(3,306)	7,534
Other operating income	314,998	342,258

Total noninterest income	922,555	1,000,192

Noninterest expense
Salaries and employee benefits	1,698,357	1,692,802
Occupancy and equipment, net	597,202	610,133
Other operating expense	668,697	702,748

Total noninterest expense	2,964,256	3,005,683

Income before income tax expense	1,918,188	1,706,744
Income tax expense	578,707	485,394

Net income	$1,339,481	$1,221,350

Basic earnings per common share	$0.40	$0.37

Weighted average common shares outstanding	3,312,539	3,333,139

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2002	$4,475,996	$1,391,723	$43,449,597	$(4,124,263)	$2,336,117	$47,529,170
Comprehensive income:
Net income	—	—	1,221,350	—	—	1,221,350
Other comprehensive income, net of tax effect of $239,197:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(464,324)	(464,324)

Total comprehensive income						757,026

Cash dividends declared ($0.12 per share)	—	—	(399,978)	—	—	(399,978)

Balance, March 31, 2003	$4,475,996	$1,391,723	$44,270,969	$(4,124,263)	$1,871,793	$47,886,218

Balance, December 31, 2003	$4,475,996	$1,391,723	$45,330,975	$(4,600,167)	$1,166,730	$47,765,257
Comprehensive income:
Net income	—	—	1,339,481	—	—	1,339,481
Other comprehensive income, net of tax effect of $263,932:
Change in unrealized gains on available-for-sale securities	—	—	—	—	512,339	512,339

Total comprehensive income						1,851,820

Cash dividends declared ($0.12 1/2 per share)	—	—	(414,068)	—	—	(414,068)

Balance, March 31, 2004	$4,475,996	$1,391,723	$46,256,388	$(4,600,167)	$1,679,069	$49,203,009

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2004	2003
Operating activities
Net income	$1,339,481	$1,221,350
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	203,583	234,000
Depreciation	198,492	220,224
Amortization and accretion, net	192,261	301,145
Investment securities losses (gains), net	3,306	(7,534)
Net losses on other real estate	14,178	8,888
Changes in assets and liabilities:
Decrease in other assets	129,752	313,677
Decrease in other liabilities	(310,434)	(415,831)

Net cash provided by operating activities	1,770,619	1,875,919

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	1,305,500	170,000
Available-for-sale	12,552,940	21,172,929
Proceeds from sales of investment securities held-to-maturity	—	310,650
Proceeds from sales of investment securities available-for-sale	1,659,084	—
Purchases of investment securities held-to-maturity	(788,166)	(490,406)
Purchases of investment securities available-for-sale	(20,796,056)	(21,204,165)
Net decrease (increase) in loans	5,469,139	(2,694,801)
Proceeds from sales of other real estate	37,065	35,331
Capital expenditures, net	(75,657)	(110,815)

Net cash used in investing activities	(636,151)	(2,811,277)

Financing activities
Net increase in deposits	9,075,444	5,097,555
Net increase (decrease) in U. S. Treasury demand note	136,516	(2,094,645)
Dividends paid	(2,120,025)	(2,183,207)

Net cash provided by financing activities	7,091,935	819,703

Net increase (decrease) in cash and cash equivalents	8,226,403	(115,655)
Cash and cash equivalents at beginning of period	26,405,941	39,635,550

Cash and cash equivalents at end of period	$34,632,344	$39,519,895

Supplemental disclosure
Cash paid during the period
Interest	$979,564	$1,745,635
Noncash investing and financing activities
Real estate acquired through foreclosure	$63,585	$51,044
Loans made in connection with sales of foreclosed real estate	—	—

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of trends or results to be expected for the full year 2004. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2003 Form 10-K.

2.	Recent Accounting Standards

Accounting for Loans or Certain Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences arising between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer, if those differences relate to credit quality. SOP 03-3 also prohibits the “carryover” or creation of a valuation allowance in the initial accounting for loans acquired in a transfer. The scope of SOP 03-3 includes loans acquired in purchase business combinations but not loans originated by the entity. The Company adopted SOP 03-3 effective January 1, 2004. Adoption of SOP 03-3 did not have a significant impact on the consolidated financial statements.

Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106.” This statement requires additional disclosures about the assets, obligations, and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. Because the Company has no defined benefit plans, the adoption of SFAS No. 149 did not have a current impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2003 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 7 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary from those contained in these forward-looking statements. See the section entitled Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $383,001,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations, loan production office in Brunswick, Georgia, and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $383,001,055 at March 31, 2004, up $8,633,321 or 2.31% from year-end 2003 and $3,939,726 or 1.04% from March 31, 2003. Asset growth was concentrated in investment securities and federal funds sold. Specifically, investment securities grew $6,684,242 and federal funds sold, $5,730,000; loans declined $5,736,308. Loans comprised 56%, investment securities, 39%, and federal funds sold, 5%, of earning assets at March 31, 2004 versus 59%, 38%, and 3% at December 31, 2003. Overall, earning assets continued to approximate 92% of total assets at March 31, 2004. During the year-earlier period, total assets increased $921,700 or 0.24%. Loan growth was the primary factor in the 2003 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities grew $6,684,242 or 5.07% since December 31, 2003. Purchases of securities during the three-month period approximated $21,584,000, and redemptions, $15,521,000. Approximately 65% of securities transactions year-to-date were attributable to various issuers’ exercise of call options and other prepayments as a result of the current low-rate interest environment. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At March 31, 2004, mortgage-backed securities, corporates, and municipals comprised 31%, 11%, and 27% of the portfolio. Overall, securities comprised 39% of earning assets at March 31, 2004 versus 38% at year-end 2003. The portfolio yield decreased from 5.06% in 2003 to 4.93% in 2004 year-to-date, primarily from reinvesting accelerated prepayments and maturities at lower market rates.

Management believes the credit quality of the investment portfolio remains sound, with 61.39% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at March 31, 2004. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at March 31, 2004. The weighted average life of the portfolio remained less than 4.0 years at March 31, 2004. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category March 31, 2004	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$41,915	$597	$17	$42,495
Mortgage-backed securities	42,035	497	35	42,497
Corporates	15,084	1,501	—	16,585

	99,034	2,595	52	101,577
Held-to-maturity:
States and political subdivisions	36,866	2,854	5	39,715

Total investment securities	$135,900	$5,449	$57	$141,292

As shown, the carrying value of the investment portfolio reflected $5,392,681 in net unrealized gains at March 31, 2004; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, declined 2.75% or $5,648,020 at March 31, 2004 compared to year-end 2003. The net loans to deposits ratio aggregated 61.35% at March 31, 2004 versus 64.89% at December 31, 2003 and 54.93% a year ago. The decline in loans outstanding resulted primarily from pay-downs on large commercial loans in the normal course of business. Overall, the commercial portfolio fell $6,258,525 at March 31, 2004 compared to December 31, 2003. Basically all sectors of the commercial portfolio registered declines: Nonfarm real estate, agricultural, governmental, and other commercial/industrial loans within the portfolio fell $1,561,431, $2,425,287, $401,806, and $1,870,001 during the three-month period. Balances in the consumer portfolio also declined $1,184,125 or 5.57% at March 31, 2004 compared to year-end 2003; real estate – mortgage loans fell $1,768,798 or 3.23%. Reduced demand was the chief element in the 2004 results. Although balances in the commercial, consumer, and real estate—mortgage portfolios declined, real estate—construction loans grew 8.11% or $3,550,864 during 2004 year-to-date. The majority of the growth within the construction portfolio was residential in nature. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details.

Loan volumes have improved since March 31, 2004, and despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will trend higher in 2004 than 2003. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, the Brunswick loan production office, which opened in February 2003, is expected to continue its strong origination volume in 2004. During the same period last year, net loans grew 1.37% or $2,405,803. Growth in the commercial and real estate—mortgage portfolios fueled the 2003 results. Loans outstanding are presented by type in the table below:

Loans by Category	March 31, 2004	December 31, 2003	March 31, 2003
(In thousands)
Commercial, financial, and agricultural[1]	$79,820	$86,078	$80,832
Real estate – construction	47,321	43,770	17,695
Real estate – residential mortgage[2]	53,013	54,782	56,556
Consumer, including credit cards	20,081	21,266	22,603

Loans, gross	200,235	205,896	177,686
Unearned income	203	216	299

Loans, net	$200,032	$205,680	$177,387

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2004, the Company had approximately $151,629,000 in real estate loans, and an additional $21,401,000 commitment to extend credit on such loans. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $34,599,000 at March 31, 2004; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company did not fund or incur any losses on letters of credit in 2004 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,552,000 at March 31, 2004, down $44,000 or 2.76% from year-end 2003 and 24.51% from March 31, 2003. As a percent of total assets, nonperforming assets totaled 0.41% at March 31, 2004 versus 0.43% at year-end 2003 and 0.54% a year ago. No material credits have been transferred or removed from nonperforming status during 2004 year-to-date. Industry or individual concentrations within nonaccrual balances at March 31, 2004 included:

a)	Industry concentrations: Approximately 32% or $426,000 of nonaccrual balances at March 31, 2004 pertained to the shrimping industry; charge-offs on these particular loans approximated $28,000 during 2004 year-to-date. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At March 31, 2004, nonaccrual balances also included loans to two other borrowers averaging $179,000 each. Due to the underlying collateral coverage, no significant losses, if any, are expected on these two balances. Management is optimistic that the commercial real estate underlying the larger of these two credits will be sold by the second quarter of 2004.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 2.94X the nonperforming loans balance at March 31, 2004 versus 2.76X at year-end 2003 and 2.07X a year ago. The modest increase in foreclosed real estate was due to normal foreclosure and sales activity. Management is unaware of any other material developments in nonperforming assets at March 31, 2004 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $655,000, or less than 1% of net loans, at March 31, 2004. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	March 31, 2004	December 31, 2003	March 31, 2003
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$657	$691	$963
Real estate – construction	55	60	7
Real estate – mortgage	530	560	664
Consumer, including credit cards	90	77	101

Total nonaccrual loans	1,332	$1,388	1,735
Restructured loans[1]	—	—	—

Total nonperforming loans	1,332	$1,388	1,735
Foreclosed real estate[2]	213	197	280
Other repossessed assets	7	11	41

Total nonperforming assets	$1,552	$1,596	$2,056

Accruing loans past due 90 days or more	$655	$961	$1,249

Ratios:
Nonperforming loans to net loans	0.67%	0.67%	0.98%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.78%	0.78%	1.16%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2004 totaled $203,583, which exceeded net charge-offs of $115,295 by $88,288. The comparable provision and charge-off amounts at March 31, 2003 were $234,000 and $237,954. Net charge-offs represented 0.23% of average loans at March 31, 2004 compared to 0.54% at March 31, 2003 and 0.07% in 2002. No single charge-off exceeded $30,000 at March 31, 2004. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Three Months Ended March 31,	2004	2003	2002
(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,833	$3,601	$3,135
Provision for loan losses	204	234	300
Charge-offs:
Commercial, financial, and agricultural	40	123	6
Real estate – construction	12	3	—
Real estate – mortgage	24	56	—
Consumer, including credit cards	98	105	106

Total charge-offs	174	287	112

Recoveries:
Commercial, financial, and agricultural	2	5	2
Real estate – construction	—	—	—
Real estate – mortgage	15	4	1
Consumer, including credit cards	41	40	77

Total recoveries	58	49	80

Net charge-offs	116	238	32

Allowance for loan losses at end of period	$3,921	$3,597	$3,403

Net loans outstanding1 at end of period	$200,032	$177,387	$174,713

Average net loans outstanding1 at end of period	$203,256	$175,880	$172,556

Ratios:
Allowance to net loans	1.96%	2.03%	1.95%

Net charge-offs to average loans	0.23%	0.54%	0.07%

Provision to average loans	0.40%	0.53%	0.70%

Recoveries to total charge-offs	33.33%	17.07%	71.43%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2004.

Other Commitments

Other than construction of a future branch site in Brunswick, Georgia near the I-95 corridor and renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of March 31, 2004.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2004, loans1 and investment securities with carrying values exceeding $79,512,000 and $12,278,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 91% of the funding base at March 31, 2004, virtually unchanged from 2003 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,870,452 at March 31, 2004 versus $5,733,936 at year-end 2003. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2004 totaled $3,000,000, of which $870,452 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $22,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at March 31, 2004, unused borrowings approximated $56,268,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew $9,075,444 or 2.86% since year-end 2003. More than 91%, or $8,306,947 of the deposit growth at March 31 was attributable to interest-bearing balances. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances exceeded 35% of interest-bearing balances at March 31, 2004. Overall, interest-bearing deposits comprised 79.37%, and noninterest-bearing deposits, 20.63%, of total deposits at March 31, 2004. The distribution of interest-bearing balances at March 31, 2004 and certain comparable quarter-end dates is shown in the table below:

	March 31, 2004		December 31, 2003		March 31, 2003
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)

Interest-bearing demand deposits[1]	$85,111	32.89%	$85,797	33.25%	$80,312	30.77%
Savings	97,034	37.50%	94,189	36.51%	100,640	38.56%
Time certificates < $100,000	48,471	18.73%	49,300	19.11%	53,429	20.47%
Time certificates >= $100,000	28,162	10.88%	28,724	11.13%	26,632	10.20%

Total interest-bearing deposits	$258,778	100.00%	$258,010	100.00%	$261,013	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $22,146,000 and $27,225,000 of the overall deposit base at March 31, 2004 and December 31, 2003. Brokered deposits totaled $594,000 at both March 31, 2004 and year-end 2003.

Approximately 83% of time certificates at March 31, 2004 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at March 31, 2004, unchanged from year-end 2003. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $75,000. Mortgage-backed securities with aggregate carrying values of approximately $5,138,000 were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at March 31, 2004:

	Repricing Within
Interest Rate Sensitivity March 31, 2004	0—3 Months	4—12 Months	One—Five Years	More Than Five Years	Total
(Dollars in thousands)

Interest Rate Sensitive Assets
Federal funds sold	$16,184				$16,184
Securities[1]	3,779	$9,741	$75,367	$47,013	135,900
Loans, gross[2]	82,891	25,408	79,185	11,419	198,903
Other assets	1,115	—	—	—	1,115

Total interest rate sensitive assets	103,969	35,149	154,552	58,432	352,102

Interest Rate Sensitive Liabilities
Deposits[3]	$197,564	48,235	12,919	60	258,778
U.S. Treasury demand note	870	—	—	—	870
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	198,434	48,235	12,919	5,060	264,648

Interest rate sensitivity gap	$(94,465)	$(13,086)	$141,633	$53,372	$87,454

Cumulative gap	$(94,465)	$(107,551)	$34,082	$87,454

Ratio of cumulative gap to total rate sensitive assets	(26.83)%	(30.55)%	9.68%	24.84%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	(52.39)%	(56.40)%	113.13%	133.05%

Cumulative gap at December 31, 2003[4]	$(102,025)	$(107,190)	$32,495	$82,296

Cumulative gap at March 31, 2003[4]	$(107,134)	$(122,209)	$30,623	$80,649

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.
[4]	Certain prior year amounts have been restated to conform with the current year presentation.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at March 31, 2004, totaling $(94,465) at three months and $(107,551) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at March 31, 2004 totaled $56,053 at three months and $42,967 at twelve months. The narrowing of the short-term gap position at March 31, 2004 versus year-end 2003 was primarily attributable to an increase in federal funds sold. The gap position is expected to widen moderately during 2004 as federal funds sold are reallocated to other earning assets. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 200 basis points rise or decline in rates over the next twelve months would have an adverse impact of 7.50% or less on its net interest income for the period. In estimating the impact of these rate movements on the Company’s net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, infrequently reprice and historically, have had limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated the last few years, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve can materially impact estimated results. Management is optimistic that initiatives taken to improve loan production and diversify the securities portfolio will gradually reduce the interest rate sensitivity of net interest income and the balance sheet.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	March 31, 2004	December 31, 2003	March 31, 2003
(Dollars in thousands)

Tier 1 capital:
Realized shareholders’ equity	$47,524	$46,599	$46,014
Intangible assets and other adjustments	(671)	(703)	(816)

Total Tier 1 capital	46,853	45,896	45,198

Tier 2 capital:
Portion of allowance for loan losses	2,970	3,020	2,722
Allowable long-term debt	—	—	—

Total Tier 2 capital	2,970	3,020	2,722

Total risk-based capital	$49,823	$48,916	$47,920

Risk-weighted assets	$236,675	$240,749	$216,872

Risk-based ratios:
Tier 1 capital	19.80%	19.06%	20.84%

Total risk-based capital	21.05%	20.32%	22.10%

Tier 1 leverage ratio	12.58%	12.56%	12.19%

Realized shareholders’ equity to assets	12.47%	12.49%	12.23%

Book value per share grew $0.28 or 1.99% during the first three months of 2004 to $14.35 at March 31, 2004. Dividends declared totaled $0.12 1/2, up 4.17% or $0.005 from 2003, which was up 4.35% from 2002. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved $512,339 at March 31, 2004 compared to year-end 2003. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000 – 2003, the Company purchased 268,258 shares on the open market and through private transactions at an average price of $17.15 per share. No treasury stock purchases have been made in 2004 year-to-date. The maximum consideration available for additional purchases, at prices to be determined in the future, is $5,399,833. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 25% or $652,750 of the $2,611,000 in cash dividends available to the Company in 2004 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2004 first quarter totaled $1,339,481, up $118,131 or 9.66% from 2003. On a per share basis, quarterly earnings grew $0.03 to $0.40 at March 31, 2004 from $0.37 in 2003. Likewise, the return on beginning equity increased 69 basis points to 11.50% at March 31, 2004 from 10.81% a year ago. A $217,237 improvement in net interest income was the dominant factor in the 2004 results year-to-date. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $217,237 or 5.50% during the first quarter of 2004 compared to 2003. The net interest margin approximated 5.05% at March 31, 2004 versus 4.82% a year ago; the interest rate spread, 4.72% versus 4.31%. Reductions in interest expense fueled the 2004 results, because interest income on all earning assets other than loans declined from 2003 results. Specifically, interest earnings on taxable securities, tax-exempt securities, federal funds sold, and other earning assets declined $262,634, $21,726, $28,871, and $3,415 from same period results in 2003 while earnings on loans increased a negligible $2,088 or 0.06%. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2004 results. On average, asset yields totaled 6.07% at March 31, 2004, down 38 basis points from 2003. Interest expense on deposits and other borrowed funds fell $531,795 during the first quarter of 2004 versus 2003. Cost of funds dropped 79 basis points from 2003 levels, totaling 1.35% at March 31, 2004 versus 2.14% at March 31, 2003. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, will exert pressure on net interest results in 2004. Continued reallocation of federal funds sold balances to other earning assets and anticipated loan growth in Brunswick and other markets are expected to alleviate declines in securities yields.

The intense competition for loans and deposits continues in 2004 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to reduce costs of funds and employ alternative sources of financing when feasible. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table below:

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2004			2003
Average Balances[6] Three Months Ended March 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$203,256	$3,587	7.06%	$175,880	$3,595	8.18%
Federal funds sold	9,731	22	0.90%	17,440	51	1.17%
Taxable investment securities[3]	97,391	1,050	4.31%	116,507	1,313	4.51%
Tax-exempt investment securities[3,4]	34,185	573	6.70%	35,176	606	6.89%
Other assets	983	9	3.66%	1,087	13	4.78%

Total interest-earning assets	$345,546	$5,241	6.07%	$346,090	$5,578	6.45%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$82,534	$190	0.92%	$76,814	$308	1.60%
Savings	94,982	209	0.88%	99,148	403	1.63%
Time deposits	77,242	404	2.09%	82,135	623	3.03%
Federal funds purchased	22	1	1.10%	—	—	—
U. S. Treasury demand note	514	1	0.74%	719	2	1.24%
Federal Home Loan Bank advances	5,000	75	6.00%	5,000	74	6.00%

Total interest-bearing liabilities	$260,294	$880	1.35%	$263,816	$1,410	2.14%

Excess of interest-earning assets over interest-bearing liabilities	$85,252			$82,274

Interest rate spread			4.72%			4.31%

Net interest income		$4,361			$4,168

Net interest margin			5.05%			4.82%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.

[2]	Includes loan fees.

[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.

[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.

[5]	NOW and money market accounts.

[6]	Averages presented generally represent average daily balances.

Noninterest Income and Expense

Noninterest income declined $77,637 or 7.76% during the first quarter of 2004 compared to 2003. A $39,537 or 6.08% decline in service charges on deposit accounts and a $27,260 drop in other operating income were the main factors in the three-month results. Declines in mortgage origination fees accounted for 89% of the drop in other operating income year-to-date. By type and amount, the chief components of other operating income at March 31, 2004 were mortgage origination fees, $107,531; surcharge fees – ATM, $44,017; commissions on the sale of credit life insurance, $31,952; income on sale of check products, $30,385; and safe deposit box rentals, $18,906. Together, these five income items comprised 73.90% of other operating income at March 31, 2004. In 2003, these same five income components comprised 75.60% of other operating income. Overall, noninterest expense declined $41,427 or 1.38% in 2004 year-to-date. Salaries and employee benefits increased a negligible $5,555 or 0.33% at March 31, 2004 compared to 2003. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2004. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 9% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2004. When compared to the prior year, net occupancy and equipment expense declined 2.12% or $12,931 during the first three months of 2004 compared to 2003. Other operating expenses fell $34,051 or 4.85% at March 31, 2004 compared to 2003; a $24,246 decline in advertising expense accounted for the bulk of the 2004 – 2003 fluctuation. Besides advertising expense, which approximated $69,000 in 2004 and $93,000 in 2003, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2004 or 2003. Costs associated with the Company’s planned full-service facility in Brunswick and additional staff in various administrative positions are expected to increase noninterest expense approximately $300,000 in 2004 compared to 2003.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in Note 2 to the consolidated financial statements and, further, in the 2003 Form 10-K previously filed with the Securities and Exchange Commission.

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

Forward-looking statements involve inherent risks and uncertainties. Certain factors that could cause actual results to differ materially from estimates contained in or underlying forward-looking statements include:

♦	Competitive pressures between depository and other financial institutions may increase significantly.

♦	Changes in the interest rate environment may reduce margins and impact funding sources.

♦	General economic or business conditions in the geographic regions and industry in which the Company operates may lead to a deterioration in credit quality or a reduced demand for credit.

♦	Legislative or regulatory changes, including changes in accounting standards, monetary policies, and taxation requirements, may adversely affect the Company’s business.

Other factors include:

♦	Changes in consumer spending and saving habits as well as real estate markets.

♦	Management of costs associated with expansion of existing and development of new distribution channels, and ability to realize increased revenues from these distribution channels.

♦	The outcome of litigation which depends on judicial interpretations of law and findings of juries.

♦	The effect of mergers, acquisitions, and/or dispositions and their integration into the Company.

♦	Other risks and uncertainties as detailed from time to time in Company filings with the Securities and Exchange Commission.

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

Part II—Other Information

Item 1.	Legal Proceedings.

None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the Meeting) was held on May 12, 2004. At the Meeting, the following individuals were elected directors:

Directors	For	Withheld
Alyson G. Beasley	2,584,007	6,635
Leslie H. Blair	2,584,007	6,635
David H. Bluestein	2,584,007	6,635
Gene F. Brannen	2,584,007	6,635
Cornelius P. Holland, III	2,576,087	14,555
Alva J. Hopkins, III	2,576,087	14,555
G. Norris Johnson	2,584,007	6,635

The shareholders also approved the following proposals:

(a) Setting the number of directors at a 9 member maximum, with 2 to remain vacant until the elected Board deems it in the Company’s best interest to fill one or more of such vacancies.

For	Against	Abstain	Broker Non-Votes
2,564,544	26,098	—	—

(b) The appointment of independent auditors by the Audit Committee for fiscal year 2004.

For	Against	Abstain	Broker Non-Votes
2,589,052	—	1,590	—

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a) Index to Exhibits:

Exhibit 31.1.	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2.	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on April 28, 2004, announcing its earnings for the first quarter of 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)

By:	/s/ ALYSON G. BEASLEY

Alyson G. Beasley, Vice President & Treasurer

Date: May 17, 2004