Form 10-Q
period 2004-06-30
SOUTHEASTERN BANKING CORP
filed 2004-08-17
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 31, 2004, 3,308,969 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Part I - Financial Information

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) June 30, 2004	December 31, 2003
Assets

Cash and due from banks	$17,372,572	$15,951,941
Federal funds sold	10,473,000	10,454,000

Cash and cash equivalents	27,845,572	26,405,941

Investment securities
Held-to-maturity (market value of approximately $38,808,000 and $39,677,000 at June 30, 2004 and December 31, 2003)	37,626,943	37,416,385
Available-for-sale, at market value	97,130,390	94,342,665

Total investment securities	134,757,333	131,759,050

Loans, gross	211,481,418	205,896,094
Unearned income	(231,091)	(215,715)
Allowance for loan losses	(4,009,382)	(3,832,651)

Loans, net	207,240,945	201,847,728

Premises and equipment, net	8,839,367	8,933,755
Intangible assets	652,025	702,798
Other assets	5,398,463	4,718,462

Total Assets	$384,733,705	$374,367,734

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$68,166,069	$58,953,522
Interest-bearing deposits	260,015,168	258,009,970

Total deposits	328,181,237	316,963,492

U. S. Treasury demand note	1,326,900	733,936
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	1,877,742	3,905,049

Total liabilities	336,385,879	326,602,477

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,308,969 and 3,312,539 shares outstanding at June 30, 2004 and December 31, 2003)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	47,291,907	45,330,975
Treasury stock, at cost (271,828 and 268,258 shares at June 30, 2004 and December 31, 2003)	(4,690,309)	(4,600,167)

Realized shareholders’ equity	48,469,317	46,598,527
Accumulated other comprehensive income - unrealized (losses) gains on available-for-sale securities, net of tax	(121,491)	1,166,730

Total shareholders’ equity	48,347,826	47,765,257

Total Liabilities and Shareholders’ Equity	$384,733,705	$374,367,734

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

Period Ended June 30,	Quarter		Six Months
	2004	2003	2004	2003
Interest income
Loans, including fees	$3,710,611	$3,598,799	$7,293,208	$7,179,308
Federal funds sold	28,239	38,007	50,337	88,976
Investment securities
Taxable	1,023,676	1,195,433	2,073,934	2,508,325
Tax-exempt	384,316	391,870	762,610	791,890
Other assets	9,182	11,157	18,291	23,681

Total interest income	5,156,024	5,235,266	10,198,380	10,592,180

Interest expense
Deposits	780,717	1,146,806	1,583,785	2,481,251
Federal funds purchased	—	—	39	—
U. S. Treasury demand note	1,269	1,488	2,224	3,722
Federal Home Loan Bank advances	74,822	74,822	149,644	148,822

Total interest expense	856,808	1,223,116	1,735,692	2,633,795

Net interest income	4,299,216	4,012,150	8,462,688	7,958,385

Provision for loan losses	220,400	217,000	423,983	451,000

Net interest income after provision for loan losses	4,078,816	3,795,150	8,038,705	7,507,385

Noninterest income
Service charges on deposit accounts	655,590	656,700	1,266,453	1,307,100
Investment securities (losses) gains, net	(3)	3,454	(3,309)	10,988
Other operating income	305,176	318,834	620,174	661,092

Total noninterest income	960,763	978,988	1,883,318	1,979,180

Noninterest expense
Salaries and employee benefits	1,762,947	1,702,481	3,461,304	3,395,283
Occupancy and equipment, net	622,692	634,999	1,219,894	1,245,132
Other operating expense	573,576	651,630	1,242,273	1,354,378

Total noninterest expense	2,959,215	2,989,110	5,923,471	5,994,793

Income before income tax expense	2,080,364	1,785,028	3,998,552	3,491,772

Income tax expense	631,223	545,207	1,209,930	1,030,601

Net income	$1,449,141	$1,239,821	$2,788,622	$2,461,171

Basic earnings per common share	$0.44	$0.37	$0.84	$0.74

Weighted average common shares outstanding	3,310,891	3,333,139	3,311,715	3,333,139

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2002	$4,475,996	$1,391,723	$43,449,597	$(4,124,263)	$2,336,117	$47,529,170

Comprehensive income:
Net income	—	—	2,461,171	—	—	2,461,171
Other comprehensive income, net of tax effect of $69,046:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(134,030)	(134,030)

Total comprehensive income						2,327,141

Cash dividends declared ($0.24 per share)	—	—	(799,954)	—	—	(799,954)

Balance, June 30, 2003	$4,475,996	$1,391,723	$45,110,814	$(4,124,263)	$2,202,087	$49,056,357

Balance, December 31, 2003	$4,475,996	$1,391,723	$45,330,975	$(4,600,167)	$1,166,730	$47,765,257

Comprehensive income:
Net income	—	—	2,788,622	—	—	2,788,622
Other comprehensive income, net of tax effect of $663,629:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	(1,288,221)	(1,288,221)

Total comprehensive income						1,500,401

Cash dividends declared ($0.25 per share)	—	—	(827,690)	—	—	(827,690)

Purchase of treasury stock	—	—	—	(90,142)	—	(90,142)

Balance, June 30, 2004	$4,475,996	$1,391,723	$47,291,907	$(4,690,309)	$(121,491)	$48,347,826

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2004	2003
Operating activities
Net income	$2,788,622	$2,461,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	423,983	451,000
Depreciation	396,082	442,922
Amortization and accretion, net	392,392	605,936
Investment securities losses (gains), net	3,309	(10,988)
Net (gains) losses on other real estate	(101,521)	909
Changes in assets and liabilities:
Decrease in other assets	90,026	217,386
Decrease in other liabilities	(320,903)	(567,339)

Net cash provided by operating activities	3,671,990	3,600,997

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	1,550,500	1,843,700
Available-for-sale	24,098,174	51,083,444
Proceeds from sales of investment securities held-to-maturity	—	310,650
Proceeds from sales of investment securities available-for-sale	2,657,209	—
Purchases of investment securities held-to-maturity	(1,826,441)	(2,011,858)
Purchases of investment securities available-for-sale	(31,764,004)	(45,966,005)
Net increase in loans	(5,886,107)	(9,977,877)
Proceeds from sales of other real estate	53,530	95,850
Capital expenditures, net	(301,694)	(128,945)

Net cash used in investing activities	(11,418,833)	(4,751,041)

Financing activities
Net increase (decrease) in deposits	11,217,745	(6,535,232)
Net increase (decrease) in U. S. Treasury demand note	592,964	(532,172)
Purchase of treasury stock	(90,142)	—
Dividends paid	(2,534,093)	(2,583,183)

Net cash provided by financing activities	9,186,474	(9,650,587)

Net increase (decrease) in cash and cash equivalents	1,439,631	(10,800,631)
Cash and cash equivalents at beginning of period	26,405,941	39,635,550

Cash and cash equivalents at end of period	$27,845,572	$28,834,919

Supplemental disclosure
Cash paid during the period
Interest	$1,863,859	$3,108,217
Income taxes	1,290,000	1,140,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$336,041	$289,790
Loans made in connection with sales of foreclosed real estate	267,134	76,775

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of trends or results to be expected for the full year 2004. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2003 Form 10-K.

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

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $384,733,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its fifteen branch locations, loan production office in Brunswick, Georgia, and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $384,733,705 at June 30, 2004, up $10,365,971 or 2.77% from year-end 2003 and $14,553,907 or 3.93% from June 30, 2003. The asset growth in 2004 year-to-date was concentrated in the loan and investment securities portfolios. Specifically, loans grew $5,393,217 and investment securities, $2,998,283; federal funds sold increased a marginal $19,000. Loans comprised approximately 59%, investment securities, 38%, and federal funds sold, 3%, of earning assets at both June 30, 2004 and December 31, 2003. Overall, earning assets approximated 92% of total assets at June 30, 2004. During the year-earlier period, total assets declined $7,959,831 or 2.10%. Declines in federal funds sold and the investment portfolio were the primary factors in the 2003 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities grew $2,998,283 or 2.28% since December 31, 2003. Purchases of securities during the six-month period approximated $33,590,000, and redemptions, $28,309,000. Approximately 60% of securities transactions year-to-date were attributable to various issuers’ exercise of call options and other prepayments as a result of the current low-rate interest environment. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At June 30, 2004, mortgage-backed securities, corporates, and municipals comprised 29%, 11%, and 28% of the portfolio. Overall, securities comprised 38% of earning assets at June 30, 2004, virtually unchanged from year-end 2003. The portfolio yield decreased from 4.95% in 2003 to 4.86% in 2004 year-to-date, primarily from reinvesting accelerated prepayments and maturities at lower market rates.

Management believes the credit quality of the investment portfolio remains sound, with 60.38% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at June 30, 2004. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at June 30, 2004. The weighted average life of the portfolio remained less than 4.0 years at June 30, 2004. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category June 30, 2004	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$42,610	$178	$549	$42,239
Mortgage-backed securities	39,666	250	791	39,125
Corporates	15,039	736	9	15,766

	97,315	1,164	1,349	97,130
Held-to-maturity:
States and political subdivisions	37,627	1,347	166	38,808

Total investment securities	$134,942	$2,511	$1,515	$135,938

As shown, the carrying value of the investment portfolio reflected $997,312 in net unrealized gains at June 30, 2004; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 2.71% or $5,569,948 since year-end 2003. The net loans to deposits ratio aggregated 64.37% at June 30, 2004 versus 64.89% at December 31, 2003, and 59.22% a year ago. An $8,713,055 or 19.91% increase in real estate-construction loans was the primary factor in the year-to-date results. The majority of the growth within the construction portfolio was residential in nature. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Reversing earlier declines in 2004, real estate – mortgage loans grew $2,624,677 or 4.95% during the second quarter and $855,879 year-to-date. Due to pay-downs on large loans in the normal course of business, commercial loans declined $2,119,649 or 2.46% at June 30, 2004 compared to December 31, 2003. Nonfarm real estate, governmental, and other commercial/industrial loans within the commercial portfolio fell $1,790,944, $585,341, and $1,433,026 during the six-month period; agricultural loans grew $1,689,662. Balances in the consumer portfolio also declined $1,863,961 or 8.76% during the first half of 2004; reduced demand was the chief element in the 2004 results.

Loan volumes have continued to grow since June 30, 2004, and despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will trend higher in 2004 than 2003. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, the Brunswick loan production office, which opened in February 2003, is expected to continue its strong origination volume in 2004. During the same period last year, net loans grew 5.36% or $9,381,738. Approximately 74% of the 2003 improvement was attributable to the Brunswick office; the remaining increase resulted from loan origination at other SEB locations. Loans outstanding are presented by type in the table below:

Loans by Category	June 30, 2004	December 31, 2003	June 30, 2003
(In thousands)
Commercial, financial, and agricultural[1]	$83,958	$86,078	$86,820
Real estate – construction	52,484	43,770	21,954
Real estate – residential mortgage[2]	55,637	54,782	54,072
Consumer, including credit cards	19,402	21,266	21,775

Loans, gross	211,481	205,896	184,621
Unearned income	231	216	258

Loans, net	$211,250	$205,680	$184,363

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2004, the Company had approximately $159,025,000 in real estate loans, and an additional $24,986,000 commitment to extend credit on such loans. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $39,625,000 at June 30, 2004; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company did not fund or incur any losses on letters of credit in 2004 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,589,000 at June 30, 2004, virtually unchanged from year-end 2003 but down $627,000 or 28.29% from June 30, 2003. As a percent of total assets, nonperforming assets totaled 0.41% at June 30, 2004 versus 0.43% at year-end 2003 and 0.60% a year ago. Other than the foreclosure of a commercial real estate parcel valued at $220,000 and the sale of a separate $98,000 parcel, no material credits have been transferred or removed from nonperforming status during 2004 year-to-date. Industry or individual concentrations within nonaccrual balances at June 30, 2004 included:

a)	Industry concentrations: Approximately 30% or $379,000 of nonaccrual balances at June 30, 2004 pertained to the shrimping industry; charge-offs on these particular loans approximated $70,000 during 2004 year-to-date. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At June 30, 2004, nonaccrual balances also included loans to two other borrowers averaging $164,000 each. Due to the underlying collateral coverage, no significant losses, if any, are expected on these two balances. Management is optimistic that the commercial real estate underlying the larger of these two credits will be sold by the end of 2004.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 3.17X the nonperforming loans balance at June 30,

2004 versus 2.76X at year-end 2003 and 2.05X a year ago. Management is unaware of any other material developments in nonperforming assets at June 30, 2004 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $822,000, or less than 1% of net loans, at June 30, 2004. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	June 30, 2004	December 31, 2003	June 30, 2003
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$570	$691	$808
Real estate – construction	53	60	55
Real estate – mortgage	516	560	809
Consumer, including credit cards	127	77	119

Total nonaccrual loans	1,266	$1,388	1,791
Restructured loans[1]	—	—	—

Total nonperforming loans	1,266	$1,388	1,791
Foreclosed real estate[2]	318	197	389
Other repossessed assets	5	11	36

Total nonperforming assets	$1,589	$1,596	$2,216

Accruing loans past due 90 days or more	$822	$961	$868

Ratios:
Nonperforming loans to net loans	0.60%	0.67%	0.97%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.75%	0.78%	1.20%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The six-month provision for loan losses at June 30, 2004 totaled $423,983, which exceeded net charge-offs of $247,252 by $176,731. The comparable provision and charge-off amounts at June 30, 2003 were $451,000 and $$383,124. Net charge-offs represented 0.24% of average loans at June 30, 2004 compared to 0.43% at June 30, 2003 and 0.25% in 2002. Other than a $49,000 charge-off pertaining to the commercial fishing industry, no single charge-off exceeded $25,000 at June 30, 2004. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Six Months Ended June 30,	2004	2003	2002
(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,833	$3,601	$3,135
Provision for loan losses	424	451	583
Charge-offs:
Commercial, financial, and agricultural	126	181	55
Real estate – construction	12	12	2
Real estate – mortgage	62	84	74
Consumer, including credit cards	166	237	222

Total charge-offs	366	514	353

Recoveries:
Commercial, financial, and agricultural	5	24	5
Real estate – construction	—	—	—
Real estate – mortgage	27	12	1
Consumer, including credit cards	86	95	132

Total recoveries	118	131	138

Net charge-offs	248	383	215

Allowance for loan losses at end of period	$4,009	$3,669	$3,503

Net loans outstanding[1] at end of period	$211,250	$184,363	$176,861

Average net loans outstanding[1] at end of period	$205,781	$178,362	$174,697

Ratios:
Allowance to net loans	1.90%	1.99%	1.98%

Net charge-offs to average loans	0.24%	0.43%	0.25%

Provision to average loans	0.41%	0.51%	0.67%

Recoveries to total charge-offs	32.24%	25.49%	39.09%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at June 30, 2004.

Other Commitments

Other than construction of a future branch site in Brunswick, Georgia near the I-95 corridor and renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of June 30, 2004.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2004, loans1 and investment securities with carrying values exceeding $96,910,000 and $11,235,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 90% of the funding base at June 30, 2004, virtually unchanged from 2003 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,326,900 at June 30, 2004 versus $5,733,936 at year-end 2003. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at June 30, 2004 totaled $3,000,000, of which $1,326,900 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $22,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at June 30, 2004, unused borrowings approximated $56,503,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew $11,217,745 or 3.54% since year-end 2003. The majority, or 82%, of the deposit growth at June 30 was attributable to noninterest-bearing balances. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances exceeded 36% of interest-bearing balances at June 30, 2004. Overall, interest-bearing deposits comprised 79.23%, and noninterest-bearing deposits, 20.77%, of total deposits at June 30, 2004. The distribution of interest-bearing balances at June 30, 2004 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2004		December 31, 2003		June 30, 2003
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$84,270	32.41%	$85,797	33.25%	$70,758	28.38%
Savings	95,955	36.90%	94,189	36.51%	99,438	39.88%
Time certificates < $100,000	47,665	18.33%	49,300	19.11%	52,421	21.03%
Time certificates >= $100,000	32,125	12.36%	28,724	11.13%	26,691	10.71%

Total interest-bearing deposits	$260,015	100.00%	$258,010	100.00%	$249,308	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $20,674,000 and $27,225,000 of the overall deposit base at June 30, 2004 and December 31, 2003. Brokered deposits totaled $594,000 at both June 30, 2004 and year-end 2003.

Approximately 84% of time certificates at June 30, 2004 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at June 30, 2004, unchanged from year-end 2003. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $150,000. Mortgage-backed securities with aggregate carrying values of approximately $5,418,000 were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at June 30, 2004:

	Repricing Within
Interest Rate Sensitivity June 30, 2004	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$10,473				$10,473
Securities[1]	1,347	$9,844	$77,196	$46,555	134,942
Loans, gross[2]	90,319	30,258	78,635	11,003	210,215
Other assets	1,016	—	—	—	1,016

Total interest rate sensitive assets	103,155	40,102	155,831	57,558	356,646

Interest Rate Sensitive Liabilities
Deposits[3]	$210,680	36,576	12,699	60	260,015
U.S. Treasury demand note	1,327	—	—	—	1,327
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	212,007	36,576	12,699	5,060	266,342

Interest rate sensitivity gap	$(108,852)	$3,526	$143,132	$52,498	$90,304

Cumulative gap	$(108,852)	$(105,326)	$37,806	$90,304

Ratio of cumulative gap to total rate sensitive assets	(30.52)%	(29.53)%	10.60%	25.32%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	(48.66)%	(57.63)%	114.47%	133.91%

Cumulative gap at December 31, 2003[4]	$(102,025)	$(107,190)	$32,495	$82,296

Cumulative gap at March 31, 2003[4]	$(114,432)	$(123,638)	$32,077	$82,427

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.
[4]	Certain prior year amounts have been restated to conform with the current year presentation.

As shown in the table on the prior page, the Company’s gap position remained negative through the short-term repricing intervals at June 30, 2004, totaling $(108,852) at three months and $(105,326) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at June 30, 2004 totaled $42,165 at three months and $45,691 at twelve months. The narrowing of the short-term gap position at June 30, 2004 versus year-end 2003 was primarily attributable to an increase in variable rate loans tied to prime. Other than seasonal variations, primarily in deposit balances, no significant changes are anticipated in the gap position during the second half of 2004. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	June 30, 2004	December 31, 2003	June 30, 2003
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$48,469	$46,599	$46,854
Intangible assets and other adjustments	(652)	(703)	(779)

Total Tier 1 capital	47,817	45,896	46,075

Tier 2 capital:
Portion of allowance for loan losses	3,048	3,020	2,779
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,048	3,020	2,779

Total risk-based capital	$50,865	$48,916	$48,854

Risk-weighted assets	$242,917	$240,749	$221,443

Risk-based ratios:
Tier 1 capital	19.68%	19.06%	20.81%

Total risk-based capital	20.94%	20.32%	22.06%

Tier 1 leverage ratio	12.50%	12.56%	12.55%

Realized shareholders’ equity to assets	12.59%	12.49%	12.77%

Book value per share grew $0.57 or 4.05% during the first half of 2004 to $14.64 at June 30, 2004. Dividends declared totaled $0.25, up 4.17% or $0.01 from 2003, which was up 4.35% from 2002. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $1,288,221 at June 30, 2004 compared to year-end 2003. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2003, the Company repurchased 268,258 shares on the open market and through private transactions at an average price of $17.15 per share. During the first half of 2004, the Company repurchased an additional 3,570 shares at an average price of $25.25. The maximum consideration available for additional purchases, at prices to be determined in the future, is $5,309,691. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 50% or $1,305,500 of the $2,611,000 in cash dividends available to the Company in 2004 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2004 second quarter totaled $1,449,141 or $0.44 per share, up $209,320 or 16.88% from June 30, 2003 and up 8.19% from March 31, 2004. Year-to-date, net income grew $327,451 or 13.30% to $2,788,622 at June 30, 2004 from $2,461,171 in 2003. On a per share basis, earnings for the half-year period improved $0.10 to $0.84 at June 30, 2004 from $0.74 in 2003. Likewise, the return on beginning equity increased 108 basis points to 11.97% at June 30, 2004 from 10.89% a year ago. A 6.34% improvement in net interest income was the predominant factor in the six months results. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $287,066 or 7.15% during the second quarter of 2004 compared to 2003. For the year-to-date period, net interest income grew $504,303 or 6.34% from 2003. The net interest margin approximated 5.06% at June 30, 2004 versus 4.87% a year ago; the interest rate spread, 4.73% versus 4.38%. Reductions in interest expense fueled the 2004 results, because interest income on all earning assets other than loans declined from 2003 results. Specifically, interest earnings on taxable securities, tax-exempt securities, federal funds sold, and other earning assets declined $434,391, $29,280, $38,639, and $5,390 from same period results in 2003 while earnings on loans increased 1.59% or $113,900. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2004 results. On average, asset yields totaled 5.98% at June 30, 2004, down 42 basis points from 2003. Interest expense on deposits and other borrowed funds fell $366,308 during the 2004 second quarter versus 2003 and $898,103 year-to-date. Cost of funds dropped 70 basis points from 2003 levels, totaling 1.32% at June 30, 2004 versus 2.02% at June 30, 2003. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, and anticipated increases in deposit rates due to competition and the changing interest environment will exert pressure on net interest results in 2004. Reallocation of federal funds sold balances to other earning assets and anticipated loan growth in Brunswick and other markets are expected to alleviate declines in securities yields. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of any rate hikes promulgated by the Federal Reserve in 2004; variable loans7 comprised approximately 35% of total loans at June 30, 2004.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2004			2003
Average Balances[6] Six Months Ended June 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$205,781	$7,303	7.10%	$178,362	$7,206	8.08%
Federal funds sold	10,996	50	0.91%	15,225	89	1.17%
Taxable investment securities[3]	95,661	2,074	4.34%	114,734	2,508	4.37%
Tax-exempt investment securities[3,4]	37,146	1,154	6.21%	35,089	1,199	6.83%
Other assets	923	18	3.90%	1,079	24	4.45%

Total interest-earning assets	$350,507	$10,599	6.05%	$344,489	$11,026	6.40%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$83,966	$380	0.91%	$74,859	$568	1.52%
Savings	95,497	422	0.88%	99,432	754	1.52%
Time deposits	77,639	782	2.01%	80,853	1,159	2.87%
Federal funds purchased	11	1	1.10%	—	—	—
U. S. Treasury demand note	588	2	0.76%	692	4	1.16%
Federal Home Loan Bank advances	5,000	150	6.00%	5,000	149	6.00%

Total interest-bearing liabilities	$262,701	$1,737	1.32%	$260,836	$2,634	2.02%

Excess of interest-earning assets
over interest-bearing liabilities	$87,806			$83,653

Interest rate spread			4.73%			4.38%

Net interest income		$8,862			$8,392

Net interest margin			5.06%			4.87%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Includes loan fees.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.
[7]	Excludes variable rate loans which have reached a rate floor.

Noninterest Income and Expense

Noninterest income declined $18,225 or 1.86% during the second quarter of 2004 compared to 2003 and $95,862 year-to-date. A $13,658 or 4.28% drop in other operating income was the dominant factor in the quarterly results. Year-to-date, a $40,647 or 3.11% decline in service charges on deposit accounts and a $40,918 drop in other operating income were the main factors. Declines in mortgage origination fees accounted for 85% of the drop in other operating income year-to-date. By type and amount, the chief components of other operating income at June 30, 2004 were mortgage origination fees, $237,946; surcharge fees – ATM, $92,403; commissions on the sale of credit life insurance, $44,407; income on sale of check products, $58,721; and safe deposit box rentals, $34,658. Together, these five income items comprised 75.48% of other operating income at June 30, 2004. In 2003, these same five income components comprised 76.69% of other operating income. Overall, noninterest expense declined $71,322 or 1.19% in 2004 year-to-date. Salaries and employee benefits increased $66,021 or 1.94% at June 30, 2004 compared to 2003. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2004. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 9% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2004. When compared to the prior year, net occupancy and equipment expense declined a moderate 2.03% or $25,238 during the first half of 2004 compared to 2003. Other operating expenses fell $112,105 or 8.28% at June 30, 2004 compared to 2003; net gains versus losses on sales of foreclosed real estate accounted for the bulk of the 2004 – 2003 fluctuation. Besides advertising expense, which approximated $124,000 in 2004 and $156,000 in 2003, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2004 or 2003. Costs associated with the Company’s planned full-service facility in Brunswick and additional staff in various administrative positions are expected to increase noninterest expense approximately $300,000 in 2004 compared to 2003.

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

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO or Treasurer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

Part II—Other Information

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Treasury purchases made during the quarter and six months ended June 30, 2004 are summarized in the table below:

Share Repurchases Six Months Ended June 30, 2004	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January 1 – April 30	—	—	—	$5,399,833
May 1 – 31	3,570	$25.25	3,570	5,309,691
June 1 – 30	—	—	—	5,309,691

Total	3,570	$25.25	3,570

[1]	The Board of Directors approved the repurchase of up to $10,000,000 in Company common stock at its December 9, 2003 meeting. This action increased the previous repurchase resolution of $7,000,000, which was approved by the Company’s Board on March 14, 2000 and had a remaining balance of $2,399,833. There is no expiration date for the treasury authorization.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

The Company filed a Current Report on Form 8-K on July 21, 2004, announcing its earnings for the second quarter of 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date: August 16, 2004