Form 10-Q
period 2004-09-30
SOUTHEASTERN BANKING CORP
filed 2004-11-22
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 31, 2004, 3,304,149 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Part I - Financial Information

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$19,304,285	$15,951,941
Federal funds sold	—	10,454,000

Cash and cash equivalents	19,304,285	26,405,941

Investment securities
Held-to-maturity (market value of approximately $39,387,000 and $39,677,000 at September 30, 2004 and December 31, 2003)	37,265,033	37,416,385
Available-for-sale, at market value	92,215,006	94,342,665

Total investment securities	129,480,039	131,759,050

Loans, gross	219,988,565	205,896,094
Unearned income	(219,476)	(215,715)
Allowance for loan losses	(4,104,394)	(3,832,651)

Loans, net	215,664,695	201,847,728

Premises and equipment, net	9,048,885	8,933,755
Intangible assets	637,471	702,798
Other assets	4,705,784	4,718,462

Total Assets	$378,841,159	$374,367,734

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$66,960,482	$58,953,522
Interest-bearing deposits	252,092,661	258,009,970

Total deposits	319,053,143	316,963,492

Federal funds purchased	1,072,000	—
U. S. Treasury demand note	1,114,024	733,936
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,244,786	3,905,049

Total liabilities	328,483,953	326,602,477

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,304,149 and 3,312,539 shares outstanding at September 30, 2004 and December 31, 2003)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	48,357,598	45,330,975
Treasury stock, at cost (276,648 and 268,258 shares at September 30, 2004 and December 31, 2003)	(4,815,629)	(4,600,167)

Realized shareholders’ equity	49,409,688	46,598,527
Accumulated other comprehensive income - unrealized gains on available-for-sale securities, net of tax	947,518	1,166,730

Total shareholders’ equity	50,357,206	47,765,257

Total Liabilities and Shareholders’ Equity	$378,841,159	$374,367,734

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Nine Months
Period Ended September 30,	2004	2003	2004	2003
Interest income
Loans, including fees	$3,812,624	$3,720,280	$11,105,832	$10,899,588
Federal funds sold	21,790	5,916	72,127	94,892
Investment securities
Taxable	999,436	1,015,233	3,073,370	3,523,558
Tax-exempt	382,500	387,338	1,145,110	1,179,228
Other assets	9,348	10,341	27,639	34,022

Total interest income	5,225,698	5,139,108	15,424,078	15,731,288

Interest expense
Deposits	771,731	851,716	2,355,516	3,332,967
Federal funds purchased	1,977	3,061	2,016	3,061
U. S. Treasury demand note	1,968	2,105	4,192	5,827
Federal Home Loan Bank advances	75,645	75,645	225,289	224,467

Total interest expense	851,321	932,527	2,587,013	3,566,322

Net interest income	4,374,377	4,206,581	12,837,065	12,164,966

Provision for loan losses	188,500	233,500	612,483	684,500

Net interest income after provision for loan losses	4,185,877	3,973,081	12,224,582	11,480,466

Noninterest income
Service charges on deposit accounts	654,994	671,554	1,921,447	1,978,654
Investment securities (losses) gains, net	—	—	(3,309)	10,988
Other operating income	294,611	310,495	914,785	971,587

Total noninterest income	949,605	982,049	2,832,923	2,961,229

Noninterest expense
Salaries and employee benefits	1,754,481	1,721,538	5,215,785	5,116,821
Occupancy and equipment, net	617,132	607,884	1,837,026	1,853,016
Other operating expense	632,470	658,401	1,874,743	2,012,779

Total noninterest expense	3,004,083	2,987,823	8,927,554	8,982,616

Income before income tax expense	2,131,399	1,967,307	6,129,951	5,459,079

Income tax expense	652,688	606,986	1,862,618	1,637,587

Net income	$1,478,711	$1,360,321	$4,267,333	$3,821,492

Basic earnings per common share	$0.45	$0.41	$1.29	$1.15

Weighted average common shares outstanding	3,307,712	3,332,546	3,310,371	3,332,939

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2002	$4,475,996	$1,391,723	$43,449,597	$(4,124,263)	$2,336,117	$47,529,170

Comprehensive income:
Net income	—	—	3,821,492	—	—	3,821,492
Other comprehensive income, net of tax effect of $532,617:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(1,033,903)	(1,033,903)

Total comprehensive income						2,787,589

Cash dividends declared ($0.36 per share)	—	—	(1,199,619)	—	—	(1,199,619)

Purchase of treasury stock	—	—	—	(55,899)	—	(55,899)

Balance, September 30, 2003	$4,475,996	$1,391,723	$46,071,470	$(4,180,162)	$1,302,214	$49,061,241

Balance, December 31, 2003	$4,475,996	$1,391,723	$45,330,975	$(4,600,167)	$1,166,730	$47,765,257

Comprehensive income:
Net income	—	—	4,267,333	—	—	4,267,333
Other comprehensive income, net of tax effect of $112,927:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(219,212)	(219,212)

Total comprehensive income						4,048,121

Cash dividends declared ($0.37 1/2 per share)	—	—	(1,240,710)	—	—	(1,240,710)

Purchase of treasury stock	—	—	—	(215,462)	—	(215,462)

Balance, September 30, 2004	$4,475,996	$1,391,723	$48,357,598	$(4,815,629)	$947,518	$50,357,206

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2004	2003
Operating activities
Net income	$4,267,333	$3,821,492
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	612,483	684,500
Depreciation	580,196	637,131
Amortization and accretion, net	551,961	922,791
Investment securities losses (gains), net	3,309	(10,988)
Net gains on other real estate	(111,551)	(28,629)
Changes in assets and liabilities:
Decrease in other assets	150,890	373,083
Increase (decrease) in other liabilities	46,743	(379,849)

Net cash provided by operating activities	6,101,364	6,019,531

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	1,982,500	2,981,050
Available-for-sale	32,508,726	67,812,631
Proceeds from sales of investment securities held-to-maturity	—	310,650
Proceeds from sales of investment securities available-for-sale	2,657,209	—
Purchases of investment securities held-to-maturity	(1,926,441)	(2,011,858)
Purchases of investment securities available-for-sale	(33,749,316)	(51,106,418)
Net increase in loans	(14,444,838)	(27,159,615)
Proceeds from sales of other real estate	85,904	162,784
Capital expenditures, net	(695,326)	(1,524,621)

Net cash used in investing activities	(13,581,582)	(10,535,397)

Financing activities
Net increase (decrease) in deposits	2,089,651	(16,493,049)
Net increase in federal funds purchased	1,072,000	1,177,000
Net increase (decrease) in U. S. Treasury demand note	380,088	(2,167,403)
Purchase of treasury stock	(215,462)	(55,899)
Dividends paid	(2,947,715)	(2,983,160)

Net cash provided by (used in) financing activities	378,562	(20,522,511)

Net decrease in cash and cash equivalents	(7,101,656)	(25,038,377)
Cash and cash equivalents at beginning of period	26,405,941	39,635,550

Cash and cash equivalents at end of period	$19,304,285	$14,597,173

Supplemental disclosure
Cash paid during the period
Interest	$2,741,455	$4,147,254
Income taxes	1,970,000	1,730,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$302,985	$311,283
Loans made in connection with sales of foreclosed real estate	287,597	196,220

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of trends or results to be expected for the full year 2004. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2003 Form 10-K.

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

Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106.” This statement requires additional disclosures about the assets, obligations, and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. Because the Company has no defined benefit plans, adoption of this statement did not have a current impact on the Company’s consolidated financial statements.

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

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $378,841,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations, including its branch facility in Brunswick, Georgia which opened November 1, and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $378,841,159 at September 30, 2004, up $4,473,425 or 1.19% from year-end 2003 and $19,240,759 or 5.35% from September 30, 2003. The asset growth in 2004 year-to-date was concentrated in the loan portfolio, particularly real estate and commercial balances. Specifically, loans grew $13,816,967 or 6.85%; federal funds sold declined $10,454,000 and investment securities, $2,279,011. Loans comprised approximately 62%, investment securities, 38%, and federal funds sold, 0%, of earning assets at September 30, 2004 versus 59%, 38%, and 3% at December 31, 2003. Overall, earning assets continued to approximate 92% of total assets at September 30, 2004. During the year-earlier period, total assets declined $18,539,229 or 4.90%. Declines in federal funds sold and the investment portfolio were the primary factors in the 2003 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

The securities portfolio decreased moderately during the third quarter as cash flows were utilized in the loan portfolio. On a carrying value basis, investment securities declined $5,277,294 during the quarter and $2,279,011 or 1.73% year-to-date. Purchases of securities during the nine-month period approximated $35,676,000, and redemptions, $37,152,000. Approximately 60% of securities transactions year-to-date were attributable to various issuers’ exercise of call options and other prepayments as a result of the current low-rate interest environment. The effective repricing of securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At September 30, 2004, mortgage-backed securities, corporates, and municipals comprised 28%, 12%, and 29% of the portfolio. Overall, securities comprised 38% of earning assets at September 30, 2004, virtually unchanged from year-end 2003. The portfolio yield approximated 4.85% in 2004 year-to-date.

Management believes the credit quality of the investment portfolio remains sound, with 58.76% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at September 30, 2004. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at September 30, 2004. The weighted average life of the portfolio remained less than 4.0 years at September 30, 2004. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category September 30, 2004	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)

Available-for-sale:
U. S. Government agencies	$39,096	$214	$50	$39,260
Mortgage-backed securities	36,691	327	191	36,827
Corporates	14,992	1,136	—	16,128

	90,779	1,677	241	92,215

Held-to-maturity:
States and political subdivisions	37,265	2,152	30	39,387

Total investment securities	$128,044	$3,829	$271	$131,602

As shown, the carrying value of the investment portfolio reflected $3,557,370 in net unrealized gains at September 30, 2004; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 6.85% or $13,816,967 since year-end 2003. The net loans to deposits ratio aggregated 68.88% at September 30, 2004 versus 64.89% at December 31, 2003, and 66.84% a year ago. A $10,620,981 or 24.26% increase in real estate – construction loans was the primary factor in the year-to-date results. The majority of the growth within the construction portfolio was residential in nature. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Reversing earlier declines in 2004, commercial loans grew $6,563,564 or 7.82% during the third quarter and $4,443,915 year-to-date. Agricultural, governmental, and other commercial/industrial loans within the commercial portfolio grew $7,744,703, $131,759, and $744,059 during the nine-month period; nonfarm real estate loans fell $4,176,606. Real estate – mortgage loans also grew $1,584,093 or 2.89%; overall, these loans comprised 25.62% of the total portfolio at September 30, 2004. Balances in the consumer portfolio declined $2,556,518 or 12.02% at September 30, 2004 compared to year-end 2003; reduced demand was the chief element in the 2004 results.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will remain higher in 2004 than 2003. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, the Brunswick office, which originally opened as a loan production office in February

2003, is expected to continue its strong origination volume. During the same period last year, net loans grew 15.11% or $26,444,843. Approximately 55% of the 2003 improvement was attributable to the Brunswick office; the remaining increase resulted from loan origination at other SEB locations. Loans outstanding are presented by type in the table below:

Loans by Category	September 30, 2004	December 31, 2003	September 30, 2003
(In thousands)

Commercial, financial, and agricultural[1]	$90,522	$86,078	$89,231
Real estate – construction	54,392	43,770	37,756
Real estate – residential mortgage[2]	56,366	54,782	53,202
Consumer, including credit cards	18,710	21,266	21,459

Loans, gross	219,990	205,896	201,648
Unearned income	219	216	222

Loans, net	$219,771	$205,680	$201,426

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2004, the Company had approximately $169,385,000 in real estate loans, and an additional $21,526,000 commitment to extend credit on such loans. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $37,676,000 at September 30, 2004; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2004 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,490,000 at September 30, 2004, down $106,000 or 6.64% from year-end 2003 and 27.39% from September 30, 2003. As a percent of total assets, nonperforming assets totaled 0.39% at September 30, 2004 versus 0.43% at year-end 2003 and 0.57% a year ago. Other than the foreclosure of a commercial real estate parcel valued at $170,000, the sale of a separate $98,000 parcel, and a $191,000 reduction in a large nonaccrual loan due to borrower sale of underlying collateral, no material credits have been transferred or removed from nonperforming status during 2004 year-to-date. Industry or individual concentrations within nonaccrual balances at September 30, 2004 included:

a)	Industry concentrations: Approximately 30% or $372,000 of nonaccrual balances at September 30, 2004 pertained to the shrimping industry; charge-offs on these particular loans approximated $70,000 during 2004 year-to-date. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At September 30, 2004, nonaccrual balances also included loans to two other borrowers averaging $81,000 each. Due to the underlying collateral coverage, no significant losses, if any, are expected on these two balances.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 3.31X the nonperforming loans balance at September 30, 2004 versus 2.76X at year-end 2003 and 2.17X a year ago. Management is unaware of any other material developments in nonperforming assets at September 30, 2004 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $687,000, or less than 1% of net loans, at September 30, 2004. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	September 30, 2004	December 31, 2003	September 30, 2003
(In thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$439	$691	$791
Real estate – construction	35	60	45
Real estate – mortgage	632	560	732
Consumer, including credit cards	135	77	155

Total nonaccrual loans	1,241	$1,388	1,723
Restructured loans[1]	—	—	—

Total nonperforming loans	1,241	$1,388	1,723
Foreclosed real estate[2]	246	197	302
Other repossessed assets	3	11	27

Total nonperforming assets	$1,490	$1,596	$2,052

Accruing loans past due 90 days or more	$687	$961	$945

Ratios:
Nonperforming loans to net loans	0.56%	0.67%	0.85%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.68%	0.78%	1.02%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The nine-month provision for loan losses at September 30, 2004 totaled $612,483, which exceeded net charge-offs of $340,740 by $271,743. The comparable provision and charge-off amounts at September 30, 2003 were $684,500 and $552,383. Net charge-offs represented 0.22% of average loans at September 30, 2004 compared to 0.40% at September 30, 2003 and 0.28% in 2002. No single charge-off exceeded $58,000 at September 30, 2004. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Nine Months Ended September 30,	2004	2003	2002
(Dollars in thousands)

Allowance for loan losses at beginning of year	$3,833	$3,601	$3,135
Provision for loan losses	612	685	858
Charge-offs:
Commercial, financial, and agricultural	197	296	85
Real estate – construction	12	15	2
Real estate – mortgage	48	73	101
Consumer, including credit cards	256	344	391

Total charge-offs	513	728	579

Recoveries:
Commercial, financial, and agricultural	5	25	18
Real estate – construction	—	—	—
Real estate – mortgage	32	16	3
Consumer, including credit cards	135	134	193

Total recoveries	172	175	214

Net charge-offs	341	553	365

Allowance for loan losses at end of period	$4,104	$3,733	$3,628

Net loans outstanding[1] at end of period	$219,771	$201,426	$170,732

Average net loans outstanding[1] at end of period	$208,063	$182,963	$173,610

Ratios:
Allowance to net loans	1.87%	1.85%	2.12%

Net charge-offs to average loans	0.22%	0.40%	0.28%

Provision to average loans	0.39%	0.50%	0.66%

Recoveries to total charge-offs	33.53%	24.04%	36.96%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at September 30, 2004.

Other Commitments

Other than construction of its branch site in Brunswick, Georgia near the I-95 corridor (both temporary and permanent facilities) and continuing renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of September 30, 2004.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2004, loans1 and investment securities with carrying values exceeding $93,016,000 and $13,084,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 90% of the funding base at September 30, 2004, virtually unchanged from 2003 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $7,186,024 at September 30, 2004 versus $5,733,936 at year-end 2003. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2004 totaled $3,000,000, of which $1,114,024 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $21,928,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at September 30, 2004, unused borrowings approximated $55,556,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew a modest $2,089,651 or 0.66% since year-end 2003. Noninterest-bearing deposits increased $8,006,960 or 13.58%, while interest-bearing deposits fell $5,917,309 or 2.29%. Virtually all of the decline in interest-bearing balances was due to seasonal variation in local government balances. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances exceeded 38% of interest-bearing balances at September 30, 2004. Overall, interest-bearing deposits comprised 79.01%, and noninterest-bearing deposits, 20.99%, of total deposits at September 30, 2004. The distribution of interest-bearing balances at September 30, 2004 and certain comparable quarter-end dates is shown in the table below:

	September 30, 2004		December 31, 2003		September 30, 2003
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)

Interest-bearing demand deposits[1]	$78,239	31.04%	$85,797	33.25%	$64,606	26.79%
Savings	97,276	38.59%	94,189	36.51%	97,501	40.43%
Time certificates < $100,000	45,908	18.21%	49,300	19.11%	50,550	20.96%
Time certificates >= $100,000	30,670	12.16%	28,724	11.13%	28,494	11.82%

Total interest-bearing deposits	$252,093	100.00%	$258,010	100.00%	$241,151	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $17,832,000 and $27,225,000 of the overall deposit base at September 30, 2004 and December 31, 2003. Brokered deposits totaled $594,000 at both September 30, 2004 and year-end 2003.

Approximately 83% of time certificates at September 30, 2004 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at September 30, 2004, unchanged from year-end 2003. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $225,000. Mortgage-backed securities with aggregate carrying values of approximately $5,518,000 were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at September 30, 2004:

	Repricing Within				Total
Interest Rate Sensitivity September 30, 2004	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years
(Dollars in thousands)

Interest Rate Sensitive Assets
Federal funds sold	$—				$—
Securities[1]	3,476	$9,565	$73,136	$41,867	128,044
Loans, gross[2]	113,864	23,427	73,599	7,859	218,749
Other assets	1,140	—	—	—	1,140

Total interest rate sensitive assets	118,480	32,992	146,735	49,726	397,933

Interest Rate Sensitive Liabilities
Deposits[3]	$189,485	49,928	12,620	60	252,093
Federal funds purchased	1,072				1,072
U.S. Treasury demand note	1,114	—	—	—	1,114
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	191,671	49,928	12,620	5,060	259,279

Interest rate sensitivity gap	$(73,191)	$(16,936)	$134,115	$44,666	$88,654

Cumulative gap	$(73,191)	$(90,127)	$43,988	$88,654

Ratio of cumulative gap to total rate sensitive assets	(21.04)%	(25.90)%	12.64%	25.48%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	61.81%	62.70%	117.30%	134.19%

Cumulative gap at December 31, 2003[4]	$(102,025)	$(107,190)	$32,495	$82,296

Cumulative gap at September 30, 2003[4]	$(94,885)	$(107,007)	$33,397	$83,616

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.
[4]	Certain prior year amounts have been restated to conform with the current year presentation.

As shown in the table on the prior page, the Company’s gap position remained negative through the short-term repricing intervals at September 30, 2004, totaling $(73,191) at three months and $(90,127) through one-year. Excluding traditionally nonvolatile NOW and savings balances from the gap calculation, the cumulative gap at September 30, 2004 totaled $73,664 at three months and $56,728 at twelve months. The narrowing of the short-term gap position at September 30, 2004 versus year-end 2003 was due primarily to an increase in variable rate loans tied to prime, including loans which now exceed their rate floors, and secondly, to a reduction in interest-bearing demand deposits. Other than seasonal variations, primarily in deposit balances, no significant changes are anticipated in the gap position during the remainder of 2004. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	September 30, 2004	December 31, 2003	September 30, 2003
(Dollars in thousands)

Tier 1 capital:
Realized shareholders’ equity	$49,410	$46,599	$47,759
Intangible assets and other adjustments	(637)	(703)	(741)

Total Tier 1 capital	48,773	45,896	47,018

Tier 2 capital:
Portion of allowance for loan losses	3,106	3,020	2,951
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,106	3,020	2,951

Total risk-based capital	$51,879	$48,916	$49,969

Risk-weighted assets	$247,450	$240,749	$235,279

Risk-based ratios:
Tier 1 capital	19.71%	19.06%	19.98%

Total risk-based capital	20.97%	20.32%	21.24%

Tier 1 leverage ratio	12.92%	12.56%	13.13%

Realized shareholders’ equity to assets	13.08%	12.49%	13.33%

Book value per share grew $0.88 or 6.25% during the first nine months of 2004 to $14.95 at September 30, 2004. Dividends declared totaled $0.37 1/2, up 4.17% or $0.015 from 2003, which was up 4.35% from 2002. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $219,212 at September 30, 2004 compared to year-end 2003. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2003, the Company repurchased 268,258 shares on the open market and through private transactions at an average price of $17.15 per share. During the first nine months of 2004, the Company repurchased an additional 8,390 shares at an average price of $25.68. The maximum consideration available for additional purchases, at prices to be determined in the future, is $5,184,371. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 75% or $1,958,250 of the $2,611,000 in cash dividends available to the Company in 2004 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2004 third quarter totaled $1,478,711, up $118,390 or 8.70% from September 30, 2003 and up 2.04% from June 30, 2004. On a per share basis, quarter earnings totaled $0.45 at September 30, 2004 versus $0.41 at September 30, 2003 and $0.44 at June 30, 2004. Year-to-date, net income grew $445,841 or 11.67% to $4,267,333 at September 30, 2004 from $3,821,492 in 2003. Similarly, per share income for the nine-month period improved $0.14 to $1.29 at September 30, 2004 from $1.15 in 2003. The return on beginning equity for the nine-month period totaled 12.21% at September 30, 2004 versus 11.27% in 2003. A 5.52% improvement in net interest income was the predominant factor in the nine months results. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $167,796 or 3.99% during the third quarter of 2004 compared to 2003. For the year-to-date period, net interest income grew $672,099 or 5.52% from 2003. The net interest margin approximated 5.11% at September 30, 2004 versus 5.01% a year ago; the interest rate spread, 4.77% versus 4.56%. Reductions in interest expense fueled the 2004 results, because interest income on all earning assets other than loans declined from 2003 results. Specifically, interest earnings on taxable securities, tax-exempt securities, federal funds sold, and other earning assets declined $450,188, $34,118, $22,765, and $6,383 from same period results in 2003 while earnings on loans increased 1.89% or $206,244. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2004 results. On average, asset yields totaled 6.09% at September 30, 2004, down 32 basis points from 2003; see the interest differential table on page 20 for more details on changes in interest income attributable to volume and rates at September 30, 2004 versus 2003. Interest expense on deposits and other borrowed funds fell $81,206 during the 2004 third quarter versus 2003 and $979,309 year-to-date. Cost of funds dropped 53 basis points from 2003 levels, totaling 1.32% at September 30, 2004 versus 1.85% at September 30, 2003. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, and anticipated increases in deposit rates due to competition and the changing interest environment will exert pressure on net interest results in 2004. Anticipated loan growth in Brunswick and other markets is expected to alleviate declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve in 2004; variable loans7 comprised approximately 47% of total loans at September 30, 2004.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2004			2003
Average Balances[6] Nine Months Ended September 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Interest-earning assets:
Loans, net[1,2,4]	$208,063	$11,122	7.13%	$182,963	$10,933	7.97%
Federal funds sold	9,479	72	1.01%	10,874	95	1.16%
Taxable investment securities[3]	97,681	3,073	4.19%	110,990	3,524	4.23%
Tax-exempt investment securities[3,4]	34,485	1,733	6.70%	34,761	1,784	6.84%
Other assets	994	28	3.76%	1,037	34	4.37%

Total interest-earning assets	$350,702	$16,028	6.09%	$340,625	$16,370	6.41%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$81,983	$559	0.91%	$71,307	$709	1.33%
Savings	95,943	639	0.89%	98,897	980	1.32%
Time deposits	77,648	1,158	1.99%	80,311	1,644	2.73%
Federal funds purchased	128	2	2.08%	291	3	1.37%
U. S. Treasury demand note	581	4	0.96%	763	6	1.05%
Federal Home Loan Bank advances	5,000	225	6.00%	5,000	224	6.00%

Total interest-bearing liabilities	$261,283	$2,587	1.32%	$256,569	$3,566	1.85%

Excess of interest-earning assets over interest-bearing liabilities	$89,419			$84,056

Interest rate spread			4.77%			4.56%

Net interest income		$13,441			$12,804

Net interest margin			5.11%			5.01%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Includes loan fees.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.
[7]	Excludes variable rate loans which have reached a rate floor.

Analysis of Changes in Net Interest Income

The average balance table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2004 and 2003. The table below summarizes the changes in interest income and interest expense attributable to volume and rates during this period:

Interest Differential[1] Nine Months Ended September 30,	2004 Compared to 2003 Increase (Decrease) Due to
	Volume	Rate	Net
(In thousands)

Interest income
Loans[2,3]	$1,410	$(1,221)	$189
Federal funds sold	(11)	(12)	(23)
Taxable investment securities	(419)	(32)	(451)
Tax-exempt investment securities[3]	(14)	(37)	(51)
Other interest-earning assets	(1)	(5)	(6)

Total interest income	965	(1,307)	(342)

Interest expense
Interest-bearing demand deposits[4]	95	(245)	(150)
Savings	(28)	(313)	(341)
Time deposits	(53)	(433)	(486)
Federal funds purchased	(2)	1	(1)
U.S. Treasury demand note	(1)	(1)	(2)
Federal Home Loan Bank advances	—	1	1

Total interest expense	11	(990)	(979)

Net change in net interest income	$954	$317	$637

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.

Noninterest Income and Expense

Noninterest income declined $32,444 or 3.30% during the third quarter of 2004 compared to 2003 and $128,306 year-to-date. Declines in service charges on deposit accounts and other operating income were the predominant factors in both the quarterly and year-to-date results. Specifically, services charges on deposit accounts declined $16,560 on a quarterly basis and $57,207 year-to-date; during the same periods, other operating income fell $15,884 and $56,802. Declines in mortgage origination fees accounted for virtually the entire 5.85% drop in other operating income year-to-date. By type and amount, the chief components of other operating income at September 30, 2004 were mortgage origination fees, $340,073; surcharge fees – ATM, $139,185; commissions on the sale of credit life insurance, $81,111; income on sale of check products, $86,781; and safe deposit box rentals, $52,830. Together, these five income items comprised 76.52% of other operating income at September 30, 2004. In 2003, these same five income components comprised 77.66% of other operating income. Overall, noninterest expense declined $55,062 or 0.61% in 2004 year-to-date. Salaries and employee benefits increased $98,964 or 1.93% at September 30, 2004 compared to 2003. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2004. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2004. When compared to the prior year, net occupancy and equipment expense declined a moderate 0.86% or $15,990 during the first nine months of 2004 compared to 2003. Other operating expenses fell $138,036 or 6.86% at September 30, 2004 compared to 2003; an increase in net gains on sales of foreclosed real estate accounted for the bulk of the 2004 – 2003 fluctuation. Besides advertising expense, which approximated $182,000 in 2004 and $212,000 in 2003, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2004 or 2003. Costs associated with the Company’s new branch facility in Brunswick and additional staff in various administrative positions are expected to increase noninterest expense approximately $200,000 in 2004 compared to 2003.

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

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO or Treasurer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the CEO and Treasurer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

Part II - Other Information

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Treasury purchases made during the quarter and nine months ended September 30, 2004 are summarized in the table below:

Share Repurchases Nine Months Ended September 30, 2004	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January 1 – April 30	—	—	—	$5,399,833
May 1 - 31	3,570	$25.25	3,570	5,309,691
June 1 – August 31	—	—	—	5,309,691
September 1 – 30	4,820	26.00	4,820	5,184,371

Total	8,390	$25.68	8,390

[1]	The Board of Directors approved the repurchase of up to $10,000,000 in Company common stock at its December 9, 2003 meeting. This action increased the previous repurchase resolution of $7,000,000, which was approved by the Company’s Board on March 14, 2000 and had a remaining balance of $2,399,833. There is no expiration date for the treasury authorization.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

The Company filed a Current Report on Form 8-K on October 22, 2004, announcing its earnings for the third quarter of 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date: November 15, 2004