Form 10-K
period 2004-12-31
SOUTHEASTERN BANKING CORP
filed 2005-03-31
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2004 was approximately $56,026,943 (based on the average bid and asked price on that date as reported on the over-the-counter bulletin board).

As of March 7, 2005, the Registrant had 3,304,149 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 are incorporated by reference in Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2005 are incorporated by reference in Part III.

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

In 1996, the Company acquired the Callahan, Hilliard, and Yulee offices of Compass Bank in northeast Florida’s Nassau County. Geographically, Nassau County borders Camden and Charlton Counties in southeast Georgia where the Company has other offices. In 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. Certain loans, property and equipment, and other assets with fair values of approximately $12,201,000 were acquired, while deposits and other liabilities totaling approximately $4,270,000 were assumed. Cash balances applied towards the purchase approximated $8,000,000. Richmond Hill is located approximately ten miles outside the greater Savannah area. All of these facilities are operated as branches of SEB.

In February 2003, the Company opened a loan production office in Brunswick, Georgia. In November 2004, a full service banking facility was opened in Brunswick, Georgia and the loan production office closed.

SBC Financial Services, the Company’s subsidiary which formerly offered insurance agent and investment brokerage services, is now inactive. Insurance and investment services are now being offered directly by Southeastern Bank.

2. Business. SEB, the Company’s commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and ATM network in southeast Georgia and northeast Florida. SEB’s primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. Through an affiliation with Raymond James Financial Services, SEB also provides insurance agent and investment brokerage services. At December 31, 2004, SEB operated sixteen full-service banking offices with total assets exceeding $400,000,000. A list of SEB offices is provided in Part I, Item 2.

The Federal Reserve Bank of Atlanta is the principal correspondent of the bank subsidiary; virtually all checks and electronic payments are processed through the Federal Reserve. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama.

At December 31, 2004, the Company and its subsidiaries had 153 full-time and 14 part-time employees.

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

4. Supervision and Regulation. As a bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (Federal Reserve). SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (GDBF), is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation (FDIC). SEB is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of SEB. In addition to the impact of regulation, the Company is also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. The Company’s nonbank subsidiary, although currently inactive, is regulated and supervised by applicable bank, insurance, and various other regulatory agencies.

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

Item 2. Properties.

Company Property. The Company’s executive offices are located in SEB’s main banking office at 1010 Northway Street, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has fifteen other banking offices in northeast Florida and southeast Georgia as shown in the table below:

Banking Offices

Florida	1948 S. Kings Road Nassau County Callahan, Florida 32011	1376 E. State Road 200 Nassau County Yulee, Florida 32097

7964 W. County Road 108 Nassau County Hilliard, Florida 32046

Georgia	620 S. Peterson Street Coffee County Douglas, Georgia 31533	110 Bacon Street Brantley County Nahunta, Georgia 31553

	Highway 17 McIntosh County Eulonia, Georgia 31331	910 Van Streat Highway Coffee County Nicholls, Georgia 31554

Banking Offices, continued:

Georgia	101 Love Street Charlton County Folkston, Georgia 31537	2004 Highway 17 Bryan County Richmond Hill, Georgia 31324

	14 Hinson Street Jeff Davis County Hazlehurst, Georgia 31539	2512 Osborne Road Camden County St. Marys, Georgia 31558

	107 E. Main Street Brantley County Hoboken, Georgia 31542	Bedell Avenue & Highway 17 Camden County Woodbine, Georgia 31569

	Highway 40 East Camden County Kingsland, Georgia 31548	755 Scranton Road Glynn County Brunswick, Georgia 31520

The Company owns all of its main office and branch facilities except for its Brunswick facility. The Brunswick facility is a temporary branch building leased from a third party. Additionally, general office space is leased in Brunswick from a third party. The annual lease expense for the Brunswick office space and branch building approximates $72,000; the remaining term of the leases is less than one year. See Note 6 to the consolidated financial statements for further property information.

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

The table below sets forth the high and low sales prices and the cash dividends declared on the Company’s common stock during the periods indicated:

Market Sales Price & Dividends Declared	Quarter	Sales Price High	Low	Dividends Declared
2004	4th 3rd 2nd 1st	$26.25 27.25 27.45 26.00	$25.10 25.10 24.75 24.00	$0.625 0.125 0.125 0.125

2003	4th 3rd 2nd 1st	25.90 22.00 24.50 20.50	22.00 20.50 19.00 17.76	0.64 0.12 0.12 0.12

2002	4th 3rd 2nd 1st	18.00 19.50 17.50 15.50	17.35 16.16 14.75 13.30	0.655 0.115 0.115 0.115

The Company had approximately 500 shareholders of record at December 31, 2004.

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

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends the Company’s bank subsidiary may pay without prior approval of the regulatory agencies. The amount of cash dividends available from the bank subsidiary for payment in 2005 without such prior approval is approximately $2,912,000.

The Company manages capital through dividends and share repurchases authorized by the Board of Directors. Capital needs are assessed based on expected growth and the current economic climate. In 2004, the Company repurchased 8,390 shares at an aggregate price of $215,462 and in 2003, 20,600 shares at an aggregate price of $475,904. As of December 31, 2004, the Company was authorized to purchase treasury shares valued at $5,184,371 under current Board resolutions. There is no expiration date for the treasury authorization.

Treasury purchases made during 2004 are summarized in the table below:

Share Repurchases - 2004	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January - April	—	—	—	$5,399,833
May	3,570	$25.25	3,570	5,309,691
June-August	—	—	—	5,309,691
September	4,820	26.00	4,820	5,184,371
November-December	—	—	—	5,184,371

Total	8,390	$25.68	8,390

Item 6. Selected Consolidated Financial Data.

Selected financial data for the last five years is provided in the table below:

Financial Data	2004	2003	2002	2001	2000
(Dollars in thousands except per share data)
At December 31:
Total assets	$400,755	$374,368	$378,140	$355,215	$349,579
Loans, net of unearned income	218,505	205,680	174,981	163,348	173,802
Allowance for loan losses	4,134	3,833	3,601	3,135	3,160
Investment securities	117,884	131,759	153,323	157,620	145,055
Deposits	339,310	316,963	317,848	298,707	295,736
Long-term debt	5,000	5,000	5,000	5,000	5,000
Treasury stock	4,816	4,600	4,124	3,248	2,486
Realized stockholders’ equity	48,881	46,599	45,193	44,656	44,710

For the Year:
Net interest income	$17,275	$16,385	$15,333	$14,616	$15,539
Provision for loan losses	807	968	1,074	1,200	1,200
Net income	5,803	5,201	4,759	4,097	4,935
Common dividends paid	3,361	3,383	3,430	1,842	1,654

Per Common Share:
Basic earnings	$1.75	$1.56	$1.42	$1.21	$1.42
Dividends declared	1.00	1.00	1.00	1.00	0.51
Book value	14.79	14.07	13.56	13.19	13.01

Financial Ratios:
Return on average assets	1.53%	1.42%	1.30%	1.15%	1.41%
Return on beginning equity	12.45	11.51	10.66	9.16	11.21
Tier 1 capital ratio	18.92	19.06	20.76	23.45	23.05
Total capital ratio	20.17	20.32	22.01	24.71	24.30
Tier 1 leverage ratio	12.34	12.56	12.14	12.32	12.56

The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchases made from 2000 - 2004.

Business Combinations and Divestitures/New Offices

The financial data in the table above reflects the following developments:

•	In November 2004, the Company opened a full service branch facility in Brunswick, Georgia and closed its loan production office that was opened in 2003. For 2004, approximately $12,250,000 of new loan production and a minor amount of new deposit activity was attributable to the Brunswick market.

•	In February 2003, the Company opened a loan production office in Brunswick, Georgia. Approximately 52% of the new loan production in 2003 was attributable to this office.

•	On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling approximately $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. A deposit premium of $100,000 was recorded in conjunction with the transaction.

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

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation (the Company), with assets exceeding $400,000,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

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

FINANCIAL CONDITION

Consolidated assets totaled $400,755,218 at year-end 2004, growing $26,387,484 or 7.05% from December 31, 2003. Asset growth in 2004 was concentrated in federal funds sold and the loan portfolio. Specifically, federal funds sold grew $20,664,000 and loans, $12,522,727; investment securities declined $13,875,015. Federal funds sold balances have declined since year-end 2004 and are expected to decline further during 2005 as funds are reallocated to other earning assets. As a percent of earning assets, loans totaled 59%, investment securities, 32%, and federal funds sold, 9%, at December 31, 2004 versus 59%, 38%, and 3% at year-end 2003. Overall, earning assets aggregated 92% of total assets at both December 31, 2004 and 2003. During the year-earlier period, total assets declined $3,771,895 or 1.00%. A $3,178,786 reduction in short-term borrowings and deposits, particularly interest-bearing balances, and shifts in earning assets were the major factors in the 2003 results. Refer to the Liquidity section of this Analysis for additional details on deposits and other funding sources.

Investment Securities

The securities portfolio decreased in size during 2004, largely during the second half of the year, as cash flows were utilized in the loan portfolio. On a carrying value basis, investment securities declined $13,875,015 or 10.53% at December 31, 2004 compared to 2003. Purchases of securities during 2004 approximated $42,647,000, and sales and other redemptions, $54,709,000. The Company recognized a net gain of $124,094 on the sale of securities approximating $10,075,000 in 2004; the sale of these securities, primarily corporates and Agencies, was prompted by favorable market conditions. The remaining redemptions were attributable to various issuers’ exercise of call options and other prepayments as a result of the interest rate environment as well as maturities in the normal course of business. The effective repricing of called securities at lower rates impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At December 31, 2004, mortgage-backed securities, corporates, and municipals comprised 29%, 11%, and 31% of the portfolio and at December 31, 2003, 26%, 13%, and 28%. Overall, securities comprised 32% of earning assets at December 31, 2004, down 600 basis points from year-end 2003 levels. The portfolio yield approximated 4.87% in 2004, virtually unchanged from 2003.

Management believes the credit quality of the investment portfolio remains sound, with 58% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at December 31, 2004. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at December 31, 2004. The weighted average life of the portfolio was just over 3 years at year-end 2004. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category December 31,	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies
2004	$34,381	$54	$72	$34,363
2003	42,406	$548	$93	$42,861
2002	56,147	1,438	—	57,585

Mortgage-backed securities
2004	33,940	231	305	33,866
2003	33,996	388	139	34,245
2002	40,837	1,066	3	41,900

Corporate bonds
2004	12,027	643	3	12,667
2003	16,173	1,064	—	17,237
2002	15,101	1,039	—	16,140

Total available-for-sale
2004	80,348	928	380	80,896
2003	92,575	2,000	232	94,343
2002	112,085	3,543	3	115,625

Held-to-maturity:
State and municipal securities
2004	36,989	1,823	42	38,770
2003	37,416	2,296	35	39,677
2002	37,698	2,089	23	39,764

Total investment securities:
2004	$117,337	$2,751	$422	$119,666
2003	129,991	4,296	267	134,020
2002	149,783	5,632	26	155,389

As shown, the carrying value of the investment portfolio reflected $2,327,724 in net unrealized gains at December 31, 2004; refer to Note 3 of the consolidated financial statements and the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

The distribution of maturities and the weighted average yields of investment securities at December 31, 2004 are shown in the table on the next page. Actual maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations.

Maturity Distribution of Investment Securities December 31, 2004	1 Year or Less	1 – 5 Years	5 – 10 Years	After 10 Years	Total
(Dollars in thousands)
Distribution of maturities
Amortized cost:
U.S. Government agencies	$6,518	$22,155	$5,708	—	$34,381
Mortgage-backed securities[1]	681	31,193	2,066	—	33,940
Corporate bonds	3,817	7,047	1,163	—	12,027
States and municipal securities	1,561	7,624	16,403	$11,401	36,989

Total investment securities	$12,577	$68,019	$25,340	$11,401	$117,337

Fair value:
U.S. Government agencies	$6,549	$22,116	$5,698	—	$34,363
Mortgage-backed securities[1]	675	31,121	2,070	—	33,866
Corporate bonds	3,852	7,655	1,160	—	12,667
States and municipal securities	1,574	7,973	17,317	$11,906	38,770

Total investment securities	$12,650	$68,865	$26,245	$11,906	$119,666

Weighted average yield:
U.S. Government agencies	4.86%	3.17%	4.23%	—	3.67%
Mortgage-backed securities[1]	4.43%	4.02%	4.44%	—	4.06%
Corporate bonds	4.75%	6.34%	4.30%	—	5.64%
States and municipal securities[2]	6.65%	6.55%	6.79%	6.58%	6.67%

Total investment securities	5.03%	4.27%	5.91%	6.58%	4.93%

[1]	Distribution of maturities for mortgage-backed securities is based on expected average lives which may differ from the contractual terms.
[2]	The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

Loans

Loans, net of unearned income, grew 6.23% or $12,824,124 since year-end 2003. The net loans to deposits ratio aggregated 64.40% at December 31, 2004 versus 64.89% and 55.05% at December 31, 2003 and 2002. A $12,700,380 or 29.02% increase in real estate – construction loans was the primary factor in the 2004 results. The majority of the growth within the construction portfolio was residential in nature. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Continuing 2003 gains, commercial loans increased $1,706,116 or 1.98% at December 31, 2004 compared to 2003. Agricultural loans within the commercial portfolio grew $7,100,931; nonfarm real estate, governmental, and other commercial/industrial loans fell $3,708,266, $86,910, and $1,599,639. Real estate – mortgage loans also grew $2,161,864 or 3.95%; overall, these loans comprised 26.04% of the total portfolio at December 31, 2004. Balances in the consumer portfolio declined $3,755,645 or 17.66% at year-end 2004 compared to 2003; reduced demand was the chief element in the 2004 results.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2005. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, the Brunswick office, which originally opened as a loan production office in February 2003, is expected to continue its strong origination volume. During the same period last year, net loans grew 17.54% or $30,699,435. Approximately 52% of the 2003 improvement was attributable to the Brunswick office; the remaining increase resulted from loan origination at other SEB locations. Loans outstanding are presented by type in the table below:

Loans by Category December 31,	2004	2003	2002	2001	2000
(In thousands)
Commercial, financial, and agricultural[1]	$87,784	$86,078	$77,680	$56,065	$70,175
Real estate – construction[3]	56,471	43,770	17,371	6,959	7,750
Real estate – residential mortgage[2,3]	56,944	54,782	55,614	70,361	61,257
Consumer, including credit cards	17,510	21,266	24,649	30,420	35,373

Loans, gross	218,709	205,896	175,314	163,805	174,555
Unearned income	204	216	333	457	753

Loans, net	$218,505	$205,680	$174,981	$163,348	$173,802

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate - construction. Comparable loans from 2001 and prior periods have not been reclassified to reflect this change. The majority of real estate - construction loans are residential in nature.

The amount of commercial/financial/agricultural and real estate - construction loans outstanding at December 31, 2004, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below. The maturities shown are not necessarily indicative of future principal reductions or cash flow since each loan is evaluated at maturity and, in many instances, is renewed in part or total.

Loan Maturity and Interest Rate Sensitivity – Selected Loans December 31, 2004	Total	Within One Year	One-Five Years	After Five Years
(In thousands)
Loan maturity:
Commercial, financial, and agricultural[1]	$87,472	$30,330	$53,263	$3,879
Real estate – construction	56,438	41,825	13,996	617

Total	$143,910	$72,155	$67,259	$4,496

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates			$28,831	$1,410
Floating or adjustable interest rates			38,428	3,086

Total			$67,259	$4,496

[1]	Excludes nonaccrual loans totaling approximately $312 and $33.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2004, approximately 77% of the loan portfolio was comprised of loans with real estate as the principal collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $34,899,000 at year-end 2004; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements. The Company did not fund or incur any losses on letters of credit in 2004 or 2003.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall,

nonperforming assets approximated $1,505,000 at year-end 2004, down $91,000 or 5.70% from year-end 2003 and 37.13% from December 31, 2002. As a percent of total assets, nonperforming assets totaled 0.38% at year-end versus 0.43% and 0.63% at December 31, 2003 and 2002. Other than a $191,000 reduction in a large nonaccrual loan due to borrower sale of underlying collateral and an $86,000 charge-off on a separate commercial real estate loan, no material credits were transferred or removed from nonaccrual status during 2004. Industry or individual concentrations within nonaccrual balances at December 31, 2004 included:

a)	Industry concentrations: Approximately 33% or $357,000 of nonaccrual balances at December 31, 2004 pertained to the shrimping industry; charge-offs on these particular loans approximated $100,000 during 2004. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At December 31, 2004, nonaccrual balances also included loans to one other borrower totaling $73,000. Due to the underlying collateral coverage, no significant losses, if any, are expected on this balance.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 3.87X the nonperforming loans balance at December 31, 2004 versus 2.76X at year-end 2003 and 1.77X at year-end 2002. Significant activity within foreclosed real estate balances included foreclosure of a commercial real estate parcel valued at $170,000 and sale of an unrelated $98,000 parcel at a book gain of $117,000. Management is actively marketing the $170,000 parcel and is optimistic that it will be sold in 2005.

Loans past due 90 days or more approximated $876,000, or less than 1% of net loans, at year-end 2004. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets December 31,	2004	2003	2002	2001	2000
(Dollars in thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$312	$691	$1,417	$1,275	$2,894
Real estate – construction	33	60	—	—	—
Real estate – residential mortgage	556	560	517	588	189
Consumer, including credit cards	168	77	96	18	21

Total nonaccrual loans	$1,069	$1,388	$2,030	$1,881	$3,104
Restructured loans[1]	—	—	—	—	341

Total nonperforming loans	$1,069	$1,388	$2,030	$1,881	$3,445
Foreclosed real estate[2]	409	197	273	317	397
Other repossessed assets	27	11	91	14	60

Total nonperforming assets	$1,505	$1,596	$2,394	$2,212	$3,902

Accruing loans past due 90 days or more	$876	$961	$1,448	$1,528	$1,191

Ratios:
Nonperforming loans to net loans	0.49%	0.67%	1.16%	1.15%	1.98%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.69%	0.78%	1.37%	1.35%	2.24%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Nonperforming Assets – 2003 compared to 2002 and 2001. The fluctuation in nonperforming asset balances at year-end 2003 versus 2002 resulted predominantly from agricultural-based loans. Specifically, nonaccrual balances in 2002 and 2001 included approximately $600,000 pertaining to an impaired agricultural loan collateralized by timber and farmlands. In March 2003, this loan was paid off; interest income recognized upon settlement totaled $112,000. Conversely, due to the decline in the shrimping industry, multiple loans to commercial fishermen totaling approximately $334,000 were converted to nonaccrual status during 2003.

Nonperforming Assets – 2001 compared to 2000. Foreclosed real estate balances at December 31, 2000 included $2,300,000 pertaining to an impaired real estate loan. This loan, collateralized by a first lien on income-producing commercial real estate, was initially reduced by a $400,000 charge to the allowance in December 2000 and prior to foreclosure in February 2001, an additional $300,000. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. This property was sold to a third party in August 2001.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) income for the loan is recognized on a cash basis due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan placed on nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower’s financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the footnotes accompanying the consolidated financial statements for more details on the Company’s accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The 2004 provision for loan losses totaled $807,483, which exceeded net charge-offs of $506,086 by $301,397. The comparable provision and charge-off amounts for 2003 were $967,500 and $735,682 and in 2002, $1,074,000 and $607,761. Net charge-offs represented 0.24% of average loans in 2004 compared to 0.39% in 2003 and 0.35% in 2002. Refer to the Nonperforming Assets section of this Analysis for details on specific charge-offs recognized the last few years. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table on the following page.

[Remainder of this page intentionally left blank]

Allowance for Loan Losses Years Ended December 31,	2004	2003	2002	2001	2000
(Dollars in thousands)
Allowance for loan losses at beginning of year	$3,833	$3,601	$3,135	$3,160	$3,223
Provision for loan losses	807	968	1,074	1,200	1,200
Charge-offs:
Commercial, financial, and agricultural	339	391	146	698	557
Real estate – construction	12	29	2	—	—
Real estate – residential mortgage	71	106	198	132	298
Consumer, including credit cards	335	450	528	720	817

Total charge-offs	757	976	874	1,550	1,672

Recoveries:
Commercial, financial, and agricultural	11	31	21	38	46
Real estate – construction	—	1	—	—	—
Real estate – residential mortgage	47	20	5	13	20
Consumer, including credit cards	193	188	240	274	343

Total recoveries	251	240	266	325	409

Net charge-offs	506	736	608	1,225	1,263

Allowance for loan losses at end of period	$4,134	$3,833	$3,601	$3,135	$3,160

Net loans outstanding[1] at end of period	$218,505	$205,680	$174,981	$163,348	$173,802

Average net loans outstanding[1] at end of period	$210,477	$187,789	$173,663	$164,402	$172,768

Ratios:
Allowance to net loans	1.89%	1.86%	2.06%	1.92%	1.82%

Net charge-offs to average loans	0.24%	0.39%	0.35%	0.75%	0.73%

Provision to average loans	0.38%	0.52%	0.62%	0.73%	0.69%

Recoveries to total charge-offs	33.16%	24.59%	30.43%	20.97%	24.46%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. The unallocated component of the allowance reflects the margin for imprecisions in data and analytics inherent in most estimation processes. Based on its analyses, management believes the allowance was adequate at December 31, 2004.

The allowance is summarized by loan categories in the table below:

Allocation of Allowance for Loan Losses December 31,	2004	2003	2002	2001	2000
(Dollars in thousands)
Allocation of allowance by loan category:
Commercial, financial, and agricultural	$1,764	$1,581	$1,843	$909	$1,054
Real estate – construction	1,055	906	144	140	117
Real estate – residential mortgage	973	918	893	931	707
Consumer, including credit cards	323	385	449	841	755
Unallocated	19	43	272	314	527

Total	$4,134	$3,833	$3,601	$3,135	$3,160

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	43%	41%	51%	29%	33%
Real estate – construction	26%	24%	4%	4%	4%
Real estate – residential mortgage	23%	24%	25%	30%	22%
Consumer, including credit cards	8%	10%	12%	27%	24%
Unallocated	—	1%	8%	10%	17%

Total	100%	100%	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	41%	42%	44%	34%	40%
Real estate – construction	25%	21%	10%	4%	5%
Real estate – residential mortgage	26%	27%	32%	43%	35%
Consumer, including credit cards	8%	10%	14%	19%	20%

Total	100%	100%	100%	100%	100%

As shown in the table above, growth in the allowance allocated to real estate – construction loans was primarily attributable to volume increases within that portfolio.

Other Commitments

Other than construction of a permanent branch building to replace the temporary banking facility in Brunswick, Georgia, and renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of December 31, 2004. Planning for the permanent branch building has not been finalized and potential capital expenditures cannot yet be estimated.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2004, loans1 and investment securities with carrying values approximating $143,900,000 and $12,600,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 91% of the funding base at December 31, 2004, virtually unchanged from 2003 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,431,211 at year-end 2004 versus $5,733,936 at December 31, 2003. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at year-end 2004 totaled $3,000,000, of which 48% was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $22,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at year-end 2004, unused borrowings approximated $59,000,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2005. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy and the Financial Condition section of this Analysis for details on unfunded loan commitments.

[1]	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits totaled $339,309,890 at year-end 2004, an increase of $22,346,398 or 7.05% from December 31, 2003. Interest-bearing deposits increased $11,113,284 or 4.31%, and noninterest-bearing deposits, $11,233,114 or 19.05%. Seasonal variation in local government balances, particularly NOW accounts, and solid growth in other demand deposits were the primary factors in the 2004 deposit increase. Notably, customers continue to utilize savings as an alternative to time certificates in the current rate environment; savings balances exceeded 35% of interest-bearing balances at December 31, 2004. Overall, interest-bearing deposits comprised 79.31%, and noninterest-bearing deposits, 20.69%, of total deposits at December 31, 2004 versus 81.40% and 18.60% at December 31, 2003. The distribution of interest-bearing balances at December 31, 2004, 2003, and 2002 is shown in the table below:

	2004		2003		2002
Deposits December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$98,352	36.55%	$85,797	33.25%	$77,432	29.77%
Savings	95,414	35.45%	94,189	36.51%	96,838	37.22%
Time certificates < $100,000	45,256	16.82%	49,300	19.11%	56,399	21.68%
Time certificates >= $100,000	30,101	11.18%	28,724	11.13%	29,485	11.33%

Total interest-bearing deposits	$269,123	100.00%	$258,010	100.00%	$260,154	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $36,468,000 and $27,225,000 of the overall deposit base at December 31, 2004 and 2003. Brokered deposits totaled $594,000 at both December 31, 2004 and 2003.

As shown in the table on the next page, approximately 84% of time certificates at December 31, 2004 were scheduled to mature within the next twelve months.

	Balances		Total
Maturities of Certificates of Deposit December 31, 2004	< $100,000	>= $100,000
(In thousands)
Months to maturity:
3 or less	$12,015	$12,222	$24,237
Over 3 through 6	10,206	3,237	13,443
Over 6 through 12	14,541	11,442	25,983
Over 12	8,494	3,200	11,694

Total	$45,256	$30,101	$75,357

The average balances table included in the Operations section of this Analysis provides detailed information about income/expense and rates paid on deposits for the last three years. The composition of average deposits for these same periods is shown below:

	2004		2003		2002
Composition of Average Deposits Years Ended December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Noninterest-bearing deposits	$67,526	20.74%	$61,018	19.66%	$59,672	19.21%
Interest-bearing demand deposits[1]	82,001	25.94%	71,315	22.98%	62,363	20.07%
Savings	96,303	29.56%	98,103	31.61%	95,086	30.61%
Time certificates	77,378	23.76%	79,917	25.75%	93,549	30.11%

Total	$325,743	100.00%	$310,353	100.00%	$310,670	100.00%

[1]	NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at year-end 2004, unchanged from 2003. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Interest expense on the advance approximated $300,000 in 2004 and 2003. Mortgage-backed securities with an aggregate carrying value of $5,197,000 were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis that follows provides a snapshot of the Company’s interest rate sensitivity position at December 31, 2004.

	Repricing Within				Total
Interest Rate Sensitivity December 31, 2004	0 - 3 Months	4 - 12 Months	One - Five Years	After Five Years
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$31,118	—	—	—	$31,118
Securities[1]	4,761	$7,867	$67,969	$36,740	117,337
Loans, gross[2]	123,212	19,585	69,009	5,834	217,640
Other assets	1,217	—	—	—	1,217

Total interest rate sensitive assets	160,308	27,452	136,978	42,574	367,312

Interest Rate Sensitive Liabilities
Deposits[3]	218,380	39,087	11,596	60	269,123
U.S. Treasury demand note	1,431	—	—	—	1,431
Federal Home Loan Bank advances	—	—	—	5,000	5,000

Total interest rate sensitive liabilities	219,811	39,087	11,596	5,060	275,554

Interest rate sensitivity gap	$(59,503)	$(11,635)	$125,382	$37,514	$91,758

Cumulative gap	$(59,503)	$(71,138)	$54,244	$91,758

Ratio of cumulative gap to total rate sensitive assets	(16.20)%	(19.37)%	14.77%	24.98%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	72.93%	72.52%	120.05%	133.30%

Cumulative gap at December 31, 2003	$(73,160)	$(89,804)	$36,027	$82,296

Cumulative gap at December 31, 2002	$(85,437)	$(110,700)	$20,813	$78,783

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives, which may be different from the contractual terms.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position ($ in thousands) remained negative through the short-term repricing intervals at year-end 2004. Excluding traditionally nonvolatile NOW and premium savings balances from the gap calculation, the cumulative gap at December 31, 2004 totaled $104,646 at three months and $93,014 at twelve months. Compared to 2003, the short-term gap position narrowed 18.66% at December 31, 2004. The narrowing of the short-term gap position at December 31, 2004 was primarily attributable to an increase in variable rate loans tied to prime and a significant increase in federal funds sold. The gap position is expected to widen moderately during 2005 as federal funds sold are reallocated to other earning assets and as seasonal deposits decline. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. In estimating the impact of these rate movements on the Company’s net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, reprice infrequently and historically, have had limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and, as amply demonstrated the last few years, securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve can materially impact estimated results. Management is optimistic that initiatives taken to increase loan production and diversify the securities portfolio have reduced the interest rate sensitivity of net interest income and the balance sheet, and such actions will continue.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At December 31, 2004, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 18.92%, 20.17%, and 12.34%. The Company is committed to maintaining its well-capitalized status.

The Company’s capital ratios for the most recent periods are presented in the table on the next page.

Capital Ratios December 31,	2004	2003	2002	2001	2000
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$48,881	$46,599	$45,193	$44,656	$44,710
Intangible assets and other adjustments	(623)	(703)	(853)	(905)	(1,117)

Total Tier 1 capital	48,258	45,896	44,340	43,751	43,593

Tier 2 capital:
Portion of allowance for loan losses	3,201	3,020	2,681	2,342	2,374

Total Tier 2 capital	3,201	3,020	2,681	2,342	2,374

Total risk-based capital	$51,459	$48,916	$47,021	$46,093	$45,967

Risk-weighted assets	$255,110	$240,749	$213,596	$186,565	$189,139

Risk-based ratios:
Tier 1 capital	18.92%	19.06%	20.76%	23.45%	23.05%

Total risk-based capital	20.17%	20.32%	22.01%	24.71%	24.30%

Tier 1 leverage ratio	12.34%	12.56%	12.14%	12.32%	12.56%

Realized shareholders’ equity to assets[1]	12.21%	12.51%	12.06%	12.60%	12.78%

[1]	Assets adjusted to reflect available for sale securities at book value

Book value per share grew 5.12% or $0.72 during 2004 to $14.79 at year-end. Dividends declared totaled $1.00, unchanged from 2003, 2002, and 2001, but up 96% or $0.49 from 2000. The most significant factor affecting comparative results was an extraordinary dividend declared in the fourth quarters of 2004, 2003, 2002, and 2001; this dividend averaged $0.53. Although the Company’s continuing strong capital position enabled the payment of these dividends the last four years, management does not anticipate payment of extraordinary dividends on a permanent basis. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $805,695 at year-end 2004 compared to year-end 2003. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2003, the Company purchased 268,258 shares on the open market and through private transactions at an average price of $17.15 per share. Cumulatively, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,304,149 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $5,184,371. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. In 2004, SEB paid $4,611,000 in dividends to the Company. A $2,000,000 special dividend approved by the regulators enabled the Company, in turn, to pay the extraordinary dividend described in the preceding section. Cash dividends available from SEB for payment in 2005 without similar approval approximate $2,912,000. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

RESULTS OF OPERATIONS

Net income exceeded $5,800,000 in 2004, growing $602,443 or 11.58% from 2003. On a per share basis, income for the year grew $0.19 to $1.75 in 2004 from $1.56 in 2003. Likewise, the return on beginning equity1 improved 94 basis points to 12.45% in 2004 from 11.51% in 2003. The return on average assets for the same periods totaled 1.53% and 1.42%. An $889,681 or 5.43% increase in net interest income was the predominant factor in the 2004 results. Earnings increased $442,229 or 9.29% in 2003 compared to 2002. A $1,052,178 improvement in net interest income, offset by a 4.40% increase in noninterest expense, was the overriding factor in the 2003 results.

Selected ratios for the measurement of net income and equity are presented below:

Return on Equity and Assets Years Ended December 31,[1]	2004	2003	2002	2001	2000
Return on average assets	1.53%	1.42%	1.30%	1.15%	1.41%
Return on average equity	11.89%	11.05%	10.37%	9.01%	11.18%
Dividend payout ratio[2]	56.96%	63.83%	70.29%	82.71%	35.81%
Average equity to average assets ratio	12.87%	12.90%	12.54%	12.76%	12.57%

[1]	These ratios exclude the effects of mark-to-market accounting for investment securities.
[2]	Refer to the Capital Adequacy section of this Analysis for particulars on the Company’s dividend policy and the 2001 – 2004 dividend payouts.

Net Interest Income

Net interest income increased $889,681 or 5.43% in 2004 compared to 2003. The net interest margin approximated 5.13% in 2004 versus 5.06% a year ago; the interest rate spread, 4.78% versus 4.62%. Reductions in interest expense fueled the 2004 results, because interest income on all earning assets other than loans and federal funds sold declined from 2003 results. Specifically, interest earnings on taxable securities, tax-exempt securities, and other earning assets declined $502,641, $37,632, and $3,694 from 2003 results while earnings on loans and federal funds sold increased $436,591 and $31,001. Overall declines in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2004 results. On average, asset yields totaled 6.12% in 2004, down 25 basis points from 2003; see the interest differential table on page 24 for more details on changes in interest income attributable to volume and rates in 2004 versus 2003. Interest expense on deposits and other borrowed funds fell $966,056 during 2004 versus 2003. Cost of funds dropped 41 basis points from 2003 levels, totaling 1.34% in 2004 versus 1.75% in 2003. Expected declines in yields on investment securities, as discussed in the Financial Condition section of this Analysis, and anticipated increases in deposit rates due to competition and the changing interest environment will exert pressure on net interest results in 2005. Reallocation of federal funds sold balances to other earning assets and anticipated loan growth in Brunswick and other markets are expected to alleviate declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve in 2005; variable loans comprised approximately 50% of total loans at year-end 2004. Net interest income increased $1,052,178 or 6.86% in 2003 compared to 2002. Reductions in interest expense precipitated the 2003 results.

The intense competition for loans and deposits continued in 2004 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last three years are provided in the table on the next page.

	2004			2003			2002
Average Balances[5] Years Ended December 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Cash and due from banks	$17,806			$15,256			$14,442
Interest-earning assets:
Loans, net[1,2,3]	210,477	$15,048	7.15%	187,789	$14,653	7.80%	173,663	$14,883	8.57%
Federal funds sold	10,947	147	1.34%	10,483	116	1.11%	17,246	278	1.61%
Taxable investment securities	95,493	4,016	4.21%	106,814	4,519	4.23%	116,161	6,054	5.21%
Tax-exempt investment securities[3]	34,451	2,310	6.71%	34,616	2,364	6.83%	33,076	2,339	7.07%
Other interest-earning assets	1,005	38	3.78%	1,035	42	4.06%	1,099	59	5.37%

Total interest-earning assets	352,373	21,559	6.12%	340,737	21,694	6.37%	341,245	23,613	6.92%

Allowance for loan losses	(4,017)			(3,700)			(3,475)
Premises and equipment, net	8,969			8,513			8,146
Intangible and other assets	4,083			3,996			4,372
Unrealized gains on investment securities	1,197			2,615			2,316

Total Assets	$380,411			$367,417			$367,046

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$67,526			$61,018			$59,672
Interest-bearing liabilities:
Interest-bearing demand deposits[4]	82,001	$789.96%		71,315	$874	1.23%	62,363	$1,463	2.35%
Savings	96,303	857.89%		98,103	1,195	1.22%	95,086	2,077	2.18%
Time deposits	77,378	1,542	1.99%	79,917	2,082	2.61%	93,549	3,602	3.85%
Federal funds purchased	99	2	2.12%	327	5	1.53%	—
U.S. Treasury demand note	632	8	1.22%	787	8	0.96%	960	12	1.25%
Federal Home Loan Bank advances	5,000	300	6.00%	5,000	300	6.00%	5,000	300	6.00%

Total interest-bearing liabilities	261,413	3,498	1.34%	255,449	4,464	1.75%	256,958	7,454	2.90%

Other liabilities	1,882			2,160			3,006
Realized shareholders’ equity	48,800			47,064			45,881
Unrealized gains on investment securities, net of tax	790			1,726			1,529

Total Liabilities and Shareholders’ Equity	$380,411			$367,417			$367,046

Excess of interest-earning assets over interest-bearing liabilities	$90,960			$85,288			$84,287

Interest rate spread			4.78%			4.62%			4.02%

Net interest income		$18,061			$17,230			$16,159

Net interest margin			5.13%			5.06%			4.74%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes loan fees and late charges of approximately $1,426,000, $1,449,000, and $1,285,000 in 2004, 2003, and 2002.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $604,000, $845,000, and $826,000 in 2004, 2003, and 2002. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.
[5]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balances table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2004 and 2003.

Interest Differential[1] Years Ended December 31,	2004 Compared to 2003 Increase (Decrease) Due to			2003 Compared to 2002 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
(In thousands)

Interest income
Loans[2,3]	$1,709	$(1,314)	$395	$1,159	$(1,389)	$(230)
Federal funds sold	6	25	31	(90)	(72)	(162)
Taxable investment securities	(479)	(24)	(503)	(460)	(1,075)	(1,535)
Tax-exempt investment securities[3]	(11)	(43)	(54)	107	(82)	25
Other interest-earning assets	(1)	(3)	(4)	(3)	(14)	(17)

Total interest income	1,224	(1,359)	(135)	713	(2,632)	(1,919)

Interest expense
Interest-bearing demand deposits[4]	113	(198)	(85)	187	(776)	(589)
Savings	(16)	(322)	(338)	64	(946)	(882)
Time deposits	(52)	(488)	(540)	(472)	(1,048)	(1,520)
Federal funds purchased[5]	(3)	—	(3)	5	—	5
U.S. Treasury demand note	(2)	2	—	(2)	(2)	(4)
Federal Home Loan Bank advances	—	—	—	—	—	—

Total interest expense	40	(1,006)	(966)	(218)	(2,772)	(2,990)

Net change in net interest income	$1,184	$(353)	$831	$931	$(140)	$1,071

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.
[5]	The entire change in net interest income attributable to the Company’s initial borrowings under these credit facilities has been allocated to the change in volume. Similarly, when these facilities are unutilized in subsequent years, the change in net interest income is allocated to the change in volume.

Noninterest Income and Expense

Noninterest income grew $80,190 or 2.03% in 2004 compared to 2003. An $111,173 increase in net gains on investment securities, offset by declines in service charges on deposit accounts and other operating income, was the predominant factor in the 2004 results. As discussed in the Financial Condition section of this Analysis, the Company recognized a net gain of $124,094 on the sale of securities in 2004; the sale of these securities, primarily corporates and Agencies, was prompted by favorable market conditions. When compared to 2003, service charges on deposit accounts declined $133,861 or 5.05%; the majority, or 71%, of the 2004 decline was attributable to reduced volume of NSF fees. The other operating portion of noninterest income fell $57,502 in 2004 compared to 2003; declines in mortgage origination fees accounted for virtually the entire 4.51% drop. By type and amount, the chief components of other operating income in 2004 were mortgage origination fees, $452,651; commissions on the sale of credit life insurance, $108,337; surcharge fees –ATM, $182,687; safe deposit box rentals, $71,988; and income on sale of check products, $121,714. Together, these five income items comprised 77.02% of other operating income in 2004. In 2003, these same five income components comprised 76.00% of other operating income. Overall, noninterest expense increased less than 1% in 2004. Salaries and employee benefits increased $42,560 or 0.62% in 2004 compared to 2003. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2003. Profit-sharing accruals and other fringe benefits constituted the remaining 7% and 9% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2004. When compared to the prior year, net occupancy and equipment expense increased 4.42% or $108,075 in 2004 and 3.56% in 2003. Both years, the increase resulted largely from costs associated with technology programs. Other operating expenses fell $107,015 or 4.00% in 2004; an increase in net gains on sales of foreclosed real estate accounted for the bulk of the 2004 – 2003 fluctuation. Costs associated with the Company’s new branch facility in Brunswick and additional staff in various administrative positions are expected to increase noninterest expense approximately $550,000 in 2005 compared to 2004. Refer to Note 18 of the consolidated financial statements for more details on noninterest income and expense.

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

RECENT ACCOUNTING DEVELOPMENTS

The provisions of recent accounting pronouncements and the related impact on the Company’s consolidated financial statements are discussed in the Recent Accounting Standards section of Note 1 of the Notes to the Consolidated Financial Statements

Various other accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

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

Selected Quarterly Financial Data 2004 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$5,349	$5,226	$5,156	$5,042
Interest expense	911	851	857	879
Net interest income	4,438	4,375	4,299	4,163
Provision for loan losses	194	189	220	204
Investment securities gains (losses)	127	—	—	(3)
Income before income taxes	2,195	2,131	2,080	1,918
Net income	1,536	1,479	1,449	1,339
Basic earnings per share	$0.46	$0.45	$0.44	$0.40

Selected Quarterly Financial Data 2003 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$5,118	$5,139	$5,235	$5,357
Interest expense	898	932	1,223	1,411
Net interest income	4,220	4,207	4,012	3,946
Provision for loan losses	283	234	217	234
Investment securities gains	2	—	3	8
Income before income taxes	1,939	1,967	1,785	1,707
Net income	1,380	1,360	1,240	1,221
Basic earnings per share	$0.42	$0.41	$0.37	$0.37

[Remainder of this page intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Banking Corporation and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Banking Corporation and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

March 9, 2005

Consolidated Balance Sheets

December 31,	2004	2003
Assets

Cash and due from banks	$17,923,519	$15,951,941
Federal funds sold	31,118,000	10,454,000

Cash and cash equivalents	49,041,519	26,405,941

Investment securities
Held-to-maturity (fair value of approximately $38,769,000 and $39,677,000 at December 31, 2004 and 2003)	36,988,268	37,416,385
Available-for-sale, at fair value	80,895,767	94,342,665

Total investment securities	117,884,035	131,759,050

Loans, gross	218,708,809	205,896,094
Unearned income	(204,306)	(215,715)
Allowance for loan losses	(4,134,048)	(3,832,651)

Loans, net	214,370,455	201,847,728

Premises and equipment, net	9,254,380	8,933,755
Intangible assets	622,918	702,798
Other assets	9,581,911	4,718,462

Total Assets	$400,755,218	$374,367,734

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$70,186,636	$58,953,522
Interest-bearing deposits	269,123,254	258,009,970

Total deposits	339,309,890	316,963,492

U.S. Treasury demand note	1,431,211	733,936
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	5,772,356	3,905,049

Total liabilities	351,513,457	326,602,477

Commitments and Contingencies (Notes 14 and 19)

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,304,149 and 3,312,539 shares outstanding at December 31, 2004 and 2003)	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	47,828,636	45,330,975
Treasury stock, at cost (276,648 and 268,258 shares at December 31, 2004 and 2003)	(4,815,629)	(4,600,167)

Realized shareholders’ equity	48,880,726	46,598,527
Accumulated other comprehensive income – unrealized gains on available-for-sale securities, net of tax	361,035	1,166,730

Total shareholders’ equity	49,241,761	47,765,257

Total Liabilities and Shareholders’ Equity	$400,755,218	$374,367,734

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31,	2004	2003	2002
Interest income

Loans, including fees	$15,047,828	$14,611,237	$14,850,861
Federal funds sold	146,876	115,875	278,029
Investment securities
Taxable	4,015,885	4,518,526	6,053,885
Tax-exempt	1,524,713	1,562,345	1,545,271
Other assets	37,807	41,501	58,807

Total interest income	20,773,109	20,849,484	22,786,853

Interest expense

Deposits	3,187,705	4,150,995	7,141,592
Federal funds purchased	2,102	5,859	—
U.S. Treasury demand note	7,697	7,528	12,337
Federal Home Loan Bank advances	300,933	300,111	300,111

Total interest expense	3,498,437	4,464,493	7,454,040

Net interest income	17,274,672	16,384,991	15,332,813

Provision for loan losses	807,483	967,500	1,074,000

Net interest income after provision for loan losses	16,467,189	15,417,491	14,258,813

Noninterest income

Service charges on deposit accounts	2,519,435	2,653,296	2,612,639
Investment securities gains, net	124,094	12,921	13,183
Other operating income	1,217,094	1,274,596	1,201,268

Total noninterest income	3,860,623	3,940,813	3,827,090

Noninterest expense

Salaries and employee benefits	6,881,293	6,838,733	6,355,909
Occupancy and equipment, net	2,555,720	2,447,645	2,363,449
Other operating expense	2,566,565	2,673,580	2,736,523

Total noninterest expense	12,003,578	11,959,958	11,455,881

Income before income tax expense	8,324,234	7,398,346	6,630,022

Income tax expense	2,520,770	2,197,325	1,871,230

Net income	$5,803,464	$5,201,021	$4,758,792

Basic earnings per common share	$1.75	$1.56	$1.42

Weighted average common shares outstanding	3,308,807	3,329,178	3,359,204

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2001	4,475,996	1,391,723	42,035,982	(3,247,718)	941,344	45,597,327

Comprehensive income:
Net income	—	—	4,758,792	—	—	4,758,792
Other comprehensive income, net of tax effect of $718,519:
Change in unrealized gains on available-for-sale securities	—	—	—	—	1,394,773	1,394,773

Total comprehensive income						6,153,565

Cash dividends declared ($1.00 per share)	—	—	(3,345,177)	—	—	(3,345,177)
Purchase of treasury stock	—	—	—	(876,545)	—	(876,545)

Balance, December 31, 2002	4,475,996	1,391,723	43,449,597	(4,124,263)	2,336,117	47,529,170

Comprehensive income:
Net income	—	—	5,201,021	—	—	5,201,021
Other comprehensive income, net of tax effect of $602,412:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(1,169,387)	(1,169,387)

Total comprehensive income						4,031,634

Cash dividends declared ($1.00 per share)	—	—	(3,319,643)	—	—	(3,319,643)
Purchase of treasury stock	—	—	—	(475,904)	—	(475,904)

Balance, December 31, 2003	$4,475,996	$1,391,723	$45,330,975	$(4,600,167)	$1,166,730	$47,765,257

Comprehensive income:
Net income	—	—	5,803,464	—	—	5,803,464
Other comprehensive income, net of tax effect of $415,055:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(805,695)	(805,695)

Total comprehensive income						4,997,769

Cash dividends declared ($1.00 per share)	—	—	(3,305,803)	—	—	(3,305,803)
Purchase of treasury stock	—	—	—	(215,462)	—	(215,462)

Balance, December 31, 2004	$4,475,996	$1,391,723	$47,828,636	$(4,815,629)	$361,035	$49,241,761

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow

Years Ended December 31,	2004	2003	2002
Operating activities

Net income	$5,803,464	$5,201,021	$4,758,792
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	807,483	967,500	1,074,000
Depreciation and amortization	794,704	830,148	829,853
Amortization and accretion on investments, net	693,041	1,156,225	724,145
Deferred income tax benefit	(134,139)	(87,593)	(94,476)
Investment securities gains, net	(124,094)	(12,921)	(13,183)
Net (gains) losses on other real estate	(103,114)	(30,077)	25,105
Changes in assets and liabilities:
Decrease in other assets	241,664	254,359	378,917
(Decrease) in other liabilities	(59,442)	(341,557)	(1,028,353)

Net cash provided by operating activities	7,919,567	7,937,105	6,654,800

Investing activities

Principal collections and maturities of investment securities:
Held-to-maturity	2,227,500	3,583,550	3,593,200
Available-for-sale	42,406,420	76,329,154	60,614,278
Proceeds from sales of investment securities held-to-maturity	—	310,650	—
Proceeds from sales of investment securities available-for-sale	5,826,122		—
Purchases of investment securities held-to-maturity	(1,926,441)	(3,721,287)	(6,289,505)
Purchases of investment securities available-for-sale	(38,738,847)	(57,693,351)	(52,067,800)
Net increase in loans	(13,516,845)	(31,445,367)	(2,004,299)
Proceeds from sales of other real estate	85,954	130,470	203,002
Net funds paid in purchase of branch	—	—	(7,748,200)
Capital expenditures, net	(1,115,329)	(1,623,018)	(792,018)

Net cash used in investing activities	(4,751,466)	(14,129,199)	(4,491,342)

Financing activities

Net increase (decrease) in deposits	22,346,398	(884,535)	14,876,818
Net increase (decrease) in U.S. Treasury demand note	697,275	(2,294,251)	2,535,034
Purchase of treasury stock	(215,462)	(475,904)	(876,545)
Dividends paid	(3,360,734)	(3,382,825)	(3,430,236)

Net cash provided by (used in) financing activities	19,467,477	(7,037,515)	13,105,071

Net increase (decrease) in cash and cash equivalents	22,635,578	(13,229,609)	15,268,529
Cash and cash equivalents at beginning of year	26,405,941	39,635,550	24,367,021

Cash and cash equivalents at end of year	$49,041,519	$26,405,941	$39,635,550

Supplemental disclosure
Cash paid during the year
Interest	$3,608,413	$5,062,352	$8,295,167
Income taxes	2,620,000	2,320,000	1,970,000
Noncash investing and financing activities
Broker receivable for security sales	$4,373,125	$—	$—
Broker payable for security purchases	1,981,680	—	—
Real estate acquired through foreclosure	494,215	335,400	278,182
Loans made in connection with sales of foreclosed real estate	307,579	325,150	139,800

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southeastern Banking Corporation is a bank holding company whose principal activity is the ownership and management of its wholly owned commercial bank subsidiary, Southeastern Bank. Through its sixteen offices, Southeastern Bank provides a full range of banking services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The bank subsidiary operates as one identifiable segment, that of commercial banking. The Company and its subsidiaries are headquartered in Darien, Georgia.

In February 2003, the Company opened a loan production office in Brunswick, Georgia as a division of Southeastern Bank. In November 2004, the Company opened a full service branch facility in Brunswick, Georgia, and closed its loan production office.

Inactive Subsidiary

SBC Financial Services, the Company’s wholly owned subsidiary that formerly offered insurance agent and investment brokerage services, is now inactive. Insurance and investment services are now being offered directly by Southeastern Bank.

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

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank and other organizations to facilitate its clearing activities. Reserve balances totaled approximately $ 4,801,000 and $9,053,000 at December 31, 2004 and 2003.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of any tax effect. Equity securities without readily determinable fair values are included in other assets and recorded at cost. The Company does not maintain a trading portfolio.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the lives of the securities. Realized gains and losses on the sale of

Notes to Consolidated Financial Statements

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

Loans

Loans are reported at their principal balances outstanding, net of unearned income and the allowance for loan losses. Interest income accrued on unpaid principal balances is generally recognized on a level-yield basis. Interest accrual is discontinued when it appears that future collection of principal or interest according to contractual terms may be doubtful. The Company classifies a loan as nonaccrual with the occurrence of one of the following events: (i) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to deterioration in the financial condition of the borrower. Accrued interest on any loan placed on nonaccrual status or charged off is reversed. Cash receipts on nonaccrual loans are applied first to outstanding principal balances and secondly to interest. The loan is returned to accrual status only when all of the principal and interest amounts contractually due are brought current and the borrower has demonstrated the ability to make scheduled payments.

Management considers a loan to be impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Loans classified as nonaccrual generally meet the criteria to be considered impaired loans. The Company typically measures the impairment of a loan by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment is considered in evaluating the overall adequacy of the allowance for loan losses. Personal un-collateralized loans are typically charged-off no later than 90 days past due and credit card loans no later than 120 days past due.

Accounting principles normally require loan origination fees and certain direct loan origination costs be capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2004, 2003, and 2002 was not significant, no amounts have been capitalized or deferred.

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

Notes to Consolidated Financial Statements

Long-lived assets, including certain fixed assets, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement. The Company did not consider any of its long-lived assets to be impaired at December 31, 2004 and 2003.

Other Real Estate

Other real estate represents properties acquired through, or in lieu of, foreclosure and also includes any property owned that was formerly used as a branch facility. Other real estate is held for sale and is initially recorded at the lower of cost or fair value less estimated selling expenses. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Provisions for subsequent devaluation of other real estate are charged to operations, while costs associated with improving the property are capitalized. The carrying amount of other real estate was $408,947 and $197,102 at December 31, 2004 and 2003, respectively.

Intangible Assets

Intangible assets comprise goodwill and core deposit intangibles. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is required to be tested annually for impairment, or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If impaired, the excess of the carrying amount over fair value would be charged to earnings. Based on impairment tests performed, the Company determined its goodwill was not impaired as of December 31, 2004 or 2003.

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

Notes to Consolidated Financial Statements

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

At the March 2004 Emerging Issues Task Force (Task Force) meeting, the Task Force reached a consensus on guidance that should be used to determine whether an investment security is other-than-temporarily impaired (Issue No. 03-1) to be applied for the Company’s financial statements for the year beginning January 1, 2005. The Company’s other-than-temporary impairment evaluation conforms to the guidance. Additionally, the consensus requires additional disclosures for investment in an unrealized loss position for which other-than-temporary impairments have not been recognized. These disclosure requirements are effective for the financial statements for the period ended December 31, 2004. This disclosure is included in Note 3.

2.	ACQUISITIONS

On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank and operates it as an office of the Company. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling approximately $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. The $100,000 deposit premium recorded in conjunction with the transaction is being amortized over a period of ten years.

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$34,381,271	$54,159	$72,268	$34,363,161
Mortgage-backed securities	33,940,050	231,174	304,953	33,866,271
Corporate bonds	12,027,424	642,143	3,232	12,666,335

	80,348,745	927,476	380,453	80,895,767

Held-to-maturity:
State and municipal securities	36,988,268	1,822,862	42,161	38,768,969

Total investment securities	$117,337,013	$2,750,338	$422,614	$119,664,736

Notes to Consolidated Financial Statements

December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$42,406,228	$548,285	$93,146	$42,861,367
Mortgage-backed securities	33,996,190	388,264	139,230	34,245,224
Corporate bonds	16,172,475	1,063,599	—	17,236,074

	92,574,893	2,000,148	232,376	94,342,665

Held-to-maturity:
State and municipal securities	37,416,385	2,295,771	35,331	39,676,825

Total investment securities	$129,991,278	$4,295,919	$267,707	$134,019,490

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2004 are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
December 31, 2004	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$10,334,929	$10,400,450	$1,560,730	$1,574,180
Due from one to five years	29,202,547	29,770,896	7,623,883	7,972,948
Due from five to ten years	6,871,219	6,858,150	16,402,910	17,316,857
Due after ten years	—	—	11,400,745	11,904,984

	46,408,695	47,029,496	36,988,268	38,768,969
Mortgage-backed securities	33,940,050	33,866,271	—	—

	$80,348,745	$80,895,767	$36,988,268	$38,768,969

Securities with carrying values of $ 77,102,000 and $70,870,881 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits and other funds, including advances from the Federal Home Loan Bank of Atlanta (Note 10).

Realized gains and losses on sales and other redemptions of securities comprised the following:

Years Ended December 31,	2004	2003	2002
Gross gains	$246,521	$12,921	$13,183
Gross losses	(122,427)	—	—

Net realized gains (losses)	$124,094	$12,921	$13,183

The tax provision applicable to these net realized gains approximated $49,900, $5,200,and $5,300 in 2004, 2003, and 2002.

In 2003, realized gains included $7,054 from the sale of held-to-maturity securities. The underlying securities, which had a carrying value of $303,596, were sold due to substantial deterioration in the creditworthiness of the issuer. There were no sales of held-to-maturity securities in 2004 and 2002.

Notes to Consolidated Financial Statements

Securities with unrealized losses at December 31 were as follows:

	Less than Twelve Months		Twelve Months or More
December 31, 2004	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$72,268	$18,345,931	$7,800	$—
Mortgage-backed securities	235,478	20,119,197	69,475	4,840,904
Corporate bonds	3,232	1,935,025	—	—

	310,978	40,400,153	69,475	4,840,904

Held-to-maturity:
State and municipal securities	21,181	2,091,499	20,981	648,787

Total temporarily impaired securities	$332,159	$42,491,652	$90,456	$5,489,691

	Less than Twelve Months		Twelve Months or More
December 31, 2003	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$93,146	$7,149,455	—	—
Mortgage-backed securities	139,230	16,830,579	—	—
Corporate bonds	—	—	—	—

	232,376	23,980,034	—	—

Held-to-maturity:
State and municipal securities	35,331	1,435,012	—	—

Total temporarily impaired securities	$267,707	$25,415,046	—	—

Market changes in interest rates will result in temporary unrealized losses as a normal fluctuation in the price of securities. Unrealized losses within the portfolio resulted primarily from increases in interest rates on securities purchased in prior years. At December 31, 2004, 68 of the Company’s 293 debt securities had unrealized losses with aggregate depreciation of less than 1% from their amortized cost basis; at December 31, 2003, 38 of 300 debt securities had unrealized losses with aggregate depreciation of 1.04% from their amortized cost basis. At December 31, 2004, only 10, or 3.41% of the Company’s debt securities, had been in a continuous unrealized loss position for twelve months or more. No securities had been in a continuous unrealized loss position for twelve months or more at December 31, 2003. Interest rate increases during 2004 rather than credit quality was the significant factor in these unrealized losses. Except for ten non-rated Georgia municipal securities held at December 31, 2004, all were highly rated, investment grade securities; none of these non-rated municipals had unrealized losses at December 31, 2004. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. The Company has determined that there were no other-than-temporary impairments associated with these securities at December 31, 2004 and 2003.

Notes to Consolidated Financial Statements

4.	LOANS

The composition of the Company’s loan portfolio is shown in the table below:

December 31,	2004	2003
Commercial, financial and agricultural	$87,783,923	$86,077,807
Real estate – construction	56,470,936	43,770,556
Real estate – residential mortgage	56,943,484	54,781,620
Consumer, including credit cards	17,510,466	21,266,111

Loans, gross	218,708,809	205,896,094
Unearned income	(204,306)	(215,715)
Allowance for loan losses	(4,134,048)	(3,832,651)

Loans, net	$214,370,455	$201,847,728

Nonaccrual and restructured loans totaled approximately $ 1,069,000 and $1,388,000 at December 31, 2004 and 2003, respectively. Included in the allowance for loan losses were approximately $226,000 and $212,000 pertaining to such loans at December 31, 2004 and 2003. The gross amount of interest income that would have been recorded in 2004, 2003, and 2002, if such loans had been accruing interest at their contractual rates, was $154,000, $168,000, and $163,000; interest income actually recognized totaled $155,000, $142,000, and $59,000. Nonaccrual and restructured loans averaged approximately $1,241,000, $1,804,000, and $1,815,000 in 2004, 2003, and 2002. Loans past due ninety days or more and still accruing interest approximated $876,000 and $961,000 at December 31, 2004 and 2003, respectively.

In the normal course of business, the bank subsidiary has made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans, as defined, approximated $2,662,000 at December 31, 2004 and $2,589,000 at December 31, 2003. During 2004, approximately $1,438,000 of such loans were made and $1,365,000 repaid.

5.	ALLOWANCES FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized below:

December 31,	2004	2003	2002
Balance, beginning of year	$3,832,651	$3,600,833	$3,134,594
Provision for loan losses	807,483	967,500	1,074,000
Charge-offs	(756,804)	(975,501)	(873,531)
Recoveries	250,718	239,819	265,770

Balance, end of year	$4,134,048	$3,832,651	$3,600,833

6.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,	2004	2003
Land	$3,648,278	$3,573,283
Buildings	6,539,064	7,694,206
Furniture and equipment	5,312,340	5,645,187
Construction-in-progress	578,561	—

	16,078,243	16,912,676
Accumulated depreciation and amortization	(6,823,863)	(7,978,921)

Premises and equipment, net	$9,254,380	$8,933,755

Notes to Consolidated Financial Statements

The Company owned all its facilities and equipment at December 31, 2004 except for one branch facility, an office suite, and various ATM facilities that were leased short-term. Depreciation and amortization of premises and equipment totaled $794,764, $830,148, and $829,853 in 2004, 2003, and 2002, respectively. Rent expense associated with operating leases on facilities and equipment approximated $136,500, $95,000, and $126,000 in 2004, 2003, and 2002. The Company had no capital leases at December 31, 2004.

Construction-in-progress represents remodeling costs associated with various branch facilities. Estimated remaining construction costs at December 31, 2004 were $200,000.

7.	INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis or more frequently, as circumstances dictate. The Company has determined no intangible assets were impaired. Following is a summary of information related to acquired intangible assets, including goodwill:

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2001	$256,775	$648,061
Richmond Hill acquisition (Note 2)	—	100,000
Amortization	—	(150,602)

Balance, December 31, 2002	$256,775	$597,459
Amortization	—	(151,436)

Balance, December 31, 2003	$256,775	$446,023
Amortization	—	(79,880)

Balance, December 31, 2004	$256,775	$366,143

Estimated amortization expense for the next five years, all pertaining to core deposit intangibles, is as follows:

2005	$58,214
2006	58,214
2007	58,214
2008	58,214
2009	58,214
Thereafter	75,073

Total	$366,143

8.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

December 31,	2004	2003
Interest-bearing demand deposits (NOW and money market)	$98,352,926	$85,796,854
Savings	95,413,601	94,189,499
Time certificates under $100,000	45,255,958	49,299,656
Time certificates of $100,000 or more	30,100,769	28,723,961

Total interest-bearing deposits	$269,123,254	$258,009,970

Notes to Consolidated Financial Statements

Interest expense on time certificates of $100,000 or more approximated $562,000, $638,000, and $1,223,000, in 2004, 2003, and 2002, respectively.

Scheduled maturities of time certificates at December 31, 2004 were as follows:

2005	$63,662,766
2006	7,529,057
2007	1,183,603
2008	897,845
2009	2,023,456
Thereafter	60,000

Total	$75,356,727

The Company had brokered deposits totaling $594,000 at both December 31, 2004 and 2003. At December 31, 2004 and 2003, interest-bearing deposits of one local governmental body comprised approximately $36,468,000 and $27,225,000 of the deposit base, respectively.

9.	SHORT-TERM BORROWINGS

Borrowings at December 31 included:

	2004		2003
December 31,	Balance	Rate	Balance	Rate
U.S. Treasury demandy note	$1,431,211	2.67%	$733,936	0.73%

At December 31, 2004, $22,000,000 in unsecured lines of credit from non-affiliated banks was available to meet general liquidity needs. No amounts were drawn against these lines at December 31, 2004 and 2003. The average balances of short-term borrowings for the years ended December 31, 2004 and 2003 were $688,000 and $1,114,000 respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2004 and 2003 were $1,431,000 and $2,496,000, respectively.

10.	FEDERAL HOME LOAN BANK ADVANCES

The Company has a line of credit from the Federal Home Loan Bank of Atlanta (FHLB) to meet general liquidity and other needs. Under this line, the Company can borrow, in total or increments, up to 16% of the bank subsidiary’s total assets; at December 31, 2004, maximum borrowings available under this line approximated $64,000,000. Advances outstanding with the FHLB totaled $5,000,000 at December 31, 2004 and 2003. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5,000,000 advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. The advance was secured by mortgage-backed securities with an aggregate carrying value of $5,197,236 at December 31, 2004.

11.	EMPLOYEE BENEFIT PLAN

The Company maintains a profit-sharing plan that covers substantially all employees. Under the terms of the plan, the Company’s contributions are discretionary but are not to exceed an amount determined by a formula provided in the plan or the amount deductible for income tax purposes. Contributions are allocated to participants based on compensation and years of service. Total contributions expensed under this plan totaled $450,000 in each of the last three years.

Effective January 1, 2005, the Company amended the plan to include a 401(k) component for eligible employees. Eligible employees can elect to participate in the Plan through contributions of the lesser of $14,000 or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. Matching contributions vest to the employee when made by the Company. Any additional profit-sharing contributions made by the Company vest equally over a five-year period after the employee reaches 3 years of service.

Notes to Consolidated Financial Statements

12.	INCOME TAXES

The components of income tax expense were as follows:

Years ended December 31,	2004	2003	2002
Federal:
Current tax expense	$2,381,768	$2,022,310	$1,810,991
Deferred tax benefit	(134,139)	(87,593)	(94,476)

	2,247,629	1,934,717	1,716,515
State:
Current tax expense	273,141	262,608	154,715

Total income tax expense	$2,520,770	$2,197,325	$1,871,230

The Company’s income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

Years ended December 31,	2004	2003	2002
Taxes at federal statutory rate	$2,830,240	$2,515,438	$2,254,207
(Decrease) increase resulting from:
Tax-exempt interest income, net	(564,315)	(528,762)	(500,371)
State income taxes, net of federal benefit	180,273	173,321	102,112
Other, net	74,572	37,328	15,282

Total income tax expense	$2,520,770	$2,197,325	$1,871,230

Temporary differences create deferred tax assets and liabilities that are detailed below:

December 31,	2004	2003
Deferred tax assets (liabilities):
Allowance for loan losses	$994,195	$857,024
Other real estate	30,756	26,937
Unrealized gains on investment securities
available-for-sale, net	(185,988)	(601,043)
Accretion of discounts on investment securities	(34,306)	(20,346)
Other	10,117	2,975

Net deferred tax asset	$814,774	$265,547

The Company has not recorded any valuation allowances for deferred tax assets.

13.	TREASURY STOCK

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. In 2003, the Company purchased 20,600 shares on the open market and through private transactions at an average price of $23.10 per share. In 2004, the Company purchased an additional 8,390 shares at a purchase price of $25.68. Since inception in 2000, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,304,149 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $5,184,371. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the authorization to acquire treasury shares.

Notes to Consolidated Financial Statements

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

December 31,	2004	2003
Commitments to extend credit	$33,618,000	$27,600,000
Standby letters of credit	1,281,000	854,000

Total commitments	$34,899,000	$28,454,000

The Company did not fund or incur any losses on letters of credit in 2004 or 2003.

Other Off-Balance Sheet Financial Instruments

The Company does not invest in off-balance sheet derivative financial instruments such as swaps, options or forward contracts.

15.	CONCENTRATIONS OF CREDIT RISK

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk arising from financial instruments, whether on- or off-balance sheet, can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or market areas. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. Within the investment portfolio, the Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies. The major concentrations of credit risk in loans and loan commitments arise by collateral type and market areas. The majority of the Company’s loan portfolio is concentrated in loans collateralized by real estate. At December 31, 2004, the Company had approximately $168,440,000 in real estate-collateralized loans, and an additional $19,448,000 commitment to extend credit on such loans. Substantial portions of these loans are in the Company’s primary market areas. In addition, a substantial portion of the Company’s other real estate is located in those same markets. Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate are susceptible to changes in market conditions in the Company’s trade areas. The Company, as a matter of policy, generally does not extend credit to any single borrower or group of related borrowers in excess of 25% of the bank subsidiary’s statutory capital.

Notes to Consolidated Financial Statements

16.	REGULATORY MATTERS

The Company is subject to various regulatory capital requirements that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s capital requirements and classification are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and its bank subsidiary are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively. The Company is committed to remaining well-capitalized. As of December 31, 2004, the most recent notification from the Georgia Department of Banking and Finance categorized the bank subsidiary as well-capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and its bank subsidiary met all applicable capital adequacy requirements as of December 31, 2004. No conditions or events have occurred since that notification that management believes would change this classification. Actual capital amounts and ratios are presented in the table below:

	2004		2003
December 31,	Amount	Rate	Amount	Rate
Southeastern Banking Corporation:
Tier 1 capital	$48,258,000	18.92%	$45,896,000	19.06%
Total capital	51,459,000	20.17%	48,916,000	20.32%
Tier 1 leverage	48,258,000	12.34%	45,896,000	12.56%
Southeastern Bank:
Tier 1 capital	$45,346,000	17.79%	$44,051,000	18.32%
Total capital	48,554,000	19.05%	47,067,000	19.57%
Tier 1 leverage	45,346,000	11.60%	44,051,000	12.06%

State banking regulations limit the amount of dividends the bank subsidiary may pay without prior approval. The amount of cash dividends available from the bank subsidiary for payment in 2005 without such prior approval is approximately $2,912,000.

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

The Company used the following methods and assumptions in estimating the fair value of financial instruments:

•	Short-term financial instruments are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity. This approach applies to cash and cash equivalents, short-term investments, short-term borrowings, and certain other assets and liabilities.

•	Investment securities are substantially valued at quoted market prices. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities.

•	Fair values for variable-rate loans that reprice frequently and have no significant change in credit risk approximate carrying values. For other loans, fair values are based upon discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, as applicable.

Notes to Consolidated Financial Statements

•	Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The intangible value of long-term relationships with depositors is not considered in estimating fair values.

•	Fair values for other borrowings are based on quoted market prices for similar instruments or estimated using the Company’s current incremental borrowing rate for such instruments.

•	The carrying amount of accrued interest approximates its fair value.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	2004		2003
December 31,	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$49,041,519	$49,041,519	$26,405,941	$26,405,941
Investment securities	117,884,035	119,664,736	131,759,050	134,019,490
Loans, net	214,370,455	212,893,646	201,847,728	201,700,054
Accrued interest receivable	2,118,543	2,118,543	2,398,575	2,398,575
Other assets	5,421,425	5,421,425	953,000	953,000

Financial liabilities:
Deposits	339,309,890	338,849,097	$316,963,492	$317,304,091
U.S. Treasury demand note	1,431,211	1,431,211	733,936	733,936
FHLB advances	5,000,000	5,610,000	5,000,000	5,592,000
Accrued interest payable	568,730	568,730	678,556	678,556
Other liabilities	1,981,680	1,981,680

Because SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the aggregate fair value amounts presented may not necessarily represent the underlying market value of the Company.

Notes to Consolidated Financial Statements

18.	SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expense in excess of 1% of total revenue were as follows:

Years Ended December 31,	2004	2003	2002
Other operating income:
Mortgage origination fees	$452,651	$529,332	$432,051

Other operating expense:
Advertising	238,377	263,834	268,542

19.	CONTINGENCIES

The Company and its subsidiaries are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the consolidated results of operations or financial position.

20.	PARENT COMPANY FINANCIAL INFORMATION

Parent Company only financial information is presented below:

Condensed Balance Sheets

December 31,	2004	2003
Assets

Cash	$4,498,134	$3,554,044
Investment in subsidiaries, at equity	46,374,697	45,965,536
Other assets	434,024	365,702

Total Assets	$51,306,855	$49,885,282

Liabilities

Dividends payable	$2,065,094	$2,120,025

Shareholders’ Equity

Common stock	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	47,828,636	45,330,975
Treasury stock, at cost	(4,815,629)	(4,600,167)

Realized shareholders’ equity	48,880,726	46,598,527
Accumulated other comprehensive income - unrealized gains on available-for-sale securities, net of tax	361,035	1,166,730

Total shareholders’ equity	49,241,761	47,765,257

Total Liabilities and Shareholders’ Equity	$51,306,855	$49,885,282

Notes to Consolidated Financial Statements

Condensed Statements of Income

Years Ended December 31,	2004	2003	2002
Income
Dividends	$4,611,000	$4,384,000	$4,092,000
Interest	13,879	20,862	22,344
Equity in undistributed income of subsidiaries	1,214,855	840,183	695,199
Other income	5,906	—	2,375

Total income	$5,845,640	5,245,045	4,811,918

Operating expenses
Occupancy and other expenses	58,252	60,677	66,853

Income before income tax benefit	5,787,388	5,184,368	4,745,065

Income tax benefit	(16,076)	(16,653)	(13,727)

Net income	$5,803,464	$5,201,021	$4,758,792

Condensed Statements of Cash Flows

Years Ended December 31,	2004	2003	2002
Operating activities
Net income	$5,803,464	$5,201,021	$4,758,792
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(1,214,855)	(840,183)	(695,199)
Depreciation and amortization	—	—	10,034
Investment securities gains, net	—	—	(2,375)
Purchase accounting adjustment with subsidiaries	—	—	301,171
Changes in assets and liabilities:
(Increase) decrease in other assets	(68,323)	(17,685)	190,085

Net cash provided by operating activities	4,520,286	4,343,153	4,562,508

Investing activities
Redemption of investment security available-for-sale	—	—	3,200

Financing activities
Purchase of treasury stock	(215,462)	(475,904)	(876,545)
Dividends paid	(3,360,734)	(3,382,825)	(3,430,236)

Net cash used in financing activities	(3,576,196)	(3,858,729)	(4,306,781)

Net increase in cash and cash equivalents	944,090	484,424	258,927
Cash and cash equivalents at beginning of year	3,554,044	3,069,620	2,810,693

Cash and cash equivalents at end of year	$4,498,134	$3,554,044	$3,069,620

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2005 (Proxy Statement).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Supplemental Disclosure/Compensation Pursuant to Plans. The Company maintains a Group Profit-Sharing Plan and Trust (the Plan). The purpose of the Plan is to provide employees with an opportunity to share in the profits generated by participating subsidiaries and save for retirement on a tax-deferred basis. A participating employee (the Participant) is eligible to participate once they satisfy the age requirement specified in the Plan. A Participant’s period of service begins on the commencement date of employment and continues through (i) periods of temporary illness; (ii) periods of temporary lay-off; (iii) authorized leaves of absence; (iv) periods of termination of employment; and (v) certain periods of transfer to a member of the controlled group of corporations of which the Company may become a part, as defined by the Employee Retirement Income Security Act and regulations issued thereunder.

Contributions are made each year in an amount determined by each participating subsidiary’s Board of Directors.

Effective January 1, 2005, the Company amended the plan to include a 401(k) component for eligible employees. Eligible employees can elect to participate in the Plan through contributions (Employee Contributions) of the lesser of $14,000 or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution (Matching Contributions) in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. Matching Contributions vest to the employee when made by the Company. Any additional profit sharing contributions made by the Company (Additional Contributions) vest equally over a five-year period after the employee reaches 3 years of service. Contributions are placed in a trust account, which is administered by a corporate entity determined by the Company’s Board of Directors. The balances in a Participant’s account are adjusted daily to reflect contributions to the trust, income received from trust assets, and any forfeitures, which become available.

A Participant’s interest in his account vests 100% when his employment is terminated (i) at or after the Participant attains the normal retirement age of 65 or (ii) due to disability. If termination is caused by a Participant’s death, the Participant’s beneficiary becomes vested in the Participant’s account as of the date of the Participant’s death. If a

Participant’s employment is terminated for any reason other than those set out above, vesting of any Additional Contributions in the Participant’s account is determined according to the schedule below:

Years of Service	Vested Percentages	Forfeited Percentages
Less than 3	0%	100%
3 but less than 4	20	80
4 but less than 5	40	60
5 but less than 6	60	40
6 but less than 7	80	20
7 or more	100	0

When employment is terminated, a Participant with a vested benefit in excess of $1,000 may choose to receive his benefits in a lump sum or remain in the Plan. A Participant with a vested benefit of $1,000 or less will receive a lump sum payment. The Plan is administered by the Company. A trustee appointed by the Company has the sole responsibility to administer the trust assets. Both the Company and the trustee are considered fiduciaries of the Plan and have the corresponding duties, obligations, and responsibilities.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. and 2. - Financial Statements and Schedules

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on March 17, 2005 announcing its fourth quarter and year-end 2004 earnings.

(c)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 10	Employment Contract of R. Lanier Miles, incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit 21	Subsidiaries of the Company

Exhibit 22	Registrant’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed in April 2005.

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date: March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ ALYSON G. BEASLEY	March 28, 2005
Alyson G. Beasley

/s/ LESLIE H. BLAIR	March 28, 2005
Leslie H. Blair

/s/ DAVID H. BLUESTEIN	March 28, 2005
David H. Bluestein

/s/ GENE F. BRANNEN	March 28, 2005
Gene F. Brannen

/s/ CORNELIUS P. HOLLAND, III	March 28, 2005
Cornelius P. Holland, III

/s/ ALVA J. HOPKINS, III	March 28, 2005
Alva J. Hopkins, III

/s/ G. NORRIS JOHNSON	March 28, 2005
G. Norris Johnson