Form 10-Q
period 2005-03-31
SOUTHEASTERN BANKING CORP
filed 2005-05-20
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, 3,304,149 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Part I - Financial Information

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2005	December 31, 2004
Assets

Cash and due from banks	$19,705,272	$17,923,519
Federal funds sold	27,708,000	31,118,000

Cash and cash equivalents	47,413,272	49,041,519

Investment securities
Held-to-maturity (market value of approximately $37,989,000 and $38,769,000 at March 31, 2005 and December 31, 2004)	36,731,917	36,988,268
Available-for-sale, at market value	85,778,462	80,895,767

Total investment securities	122,510,379	117,884,035

Loans, gross	218,464,038	218,708,809
Unearned income	(195,780)	(204,306)
Allowance for loan losses	(4,127,009)	(4,134,048)

Loans, net	214,141,249	214,370,455

Premises and equipment, net	9,273,644	9,254,380
Intangible assets	608,365	622,918
Other assets	5,429,399	9,581,911

Total Assets	$399,376,308	$400,755,218

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$75,528,708	$70,186,636
Interest-bearing deposits	266,182,501	269,123,254

Total deposits	341,711,209	339,309,890

U. S. Treasury demand note	962,850	1,431,211
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,164,987	5,772,356

Total liabilities	349,839,046	351,513,457

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,304,149 shares outstanding)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	48,778,015	47,828,636
Treasury stock, at cost (276,648 shares)	(4,815,629)	(4,815,629)

Realized shareholders’ equity	49,830,105	48,880,726
Accumulated other comprehensive income - unrealized (losses) gains on available-for-sale securities, net of tax	(292,843)	361,035

Total shareholders’ equity	49,537,262	49,241,761

Total Liabilities and Shareholders’ Equity	$399,376,308	$400,755,218

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2005	2004
Interest income
Loans, including fees	$3,947,403	$3,582,597
Federal funds sold	145,065	22,098
Investment securities
Taxable	908,445	1,050,258
Tax-exempt	372,871	378,294
Other assets	11,013	9,109

Total interest income	5,384,797	5,042,356

Interest expense
Deposits	902,750	803,068
Federal funds purchased	—	39
U. S. Treasury demand note	3,388	955
Federal Home Loan Bank advances	74,000	74,822

Total interest expense	980,138	878,884

Net interest income	4,404,659	4,163,472

Provision for loan losses	93,333	203,583

Net interest income after provision for loan losses	4,311,326	3,959,889

Noninterest income
Service charges on deposit accounts	544,187	610,863
Investment securities losses, net	—	(3,306)
Other operating income	304,404	314,998

Total noninterest income	848,591	922,555

Noninterest expense
Salaries and employee benefits	1,910,351	1,698,357
Occupancy and equipment, net	642,401	597,202
Other operating expense	624,924	668,697

Total noninterest expense	3,177,676	2,964,256

Income before income tax expense	1,982,241	1,918,188

Income tax expense	603,322	578,707

Net income	$1,378,919	$1,339,481

Basic earnings per common share	$0.42	$0.40

Weighted average common shares outstanding	3,304,149	3,312,539

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2003	$4,475,996	$1,391,723	$45,330,975	$(4,600,167)	$1,166,730	$47,765,257

Comprehensive income:
Net income	—	—	1,339,481	—	—	1,339,481
Other comprehensive income, net of tax effect of $263,932:
Change in unrealized gains on available-for-sale securities	—	—	—	—	512,339	512,339

Total comprehensive income						1,851,820

Cash dividends declared ($0.12 1/2 per share)	—	—	(414,068)	—	—	(414,068)

Balance, March 31, 2004	$4,475,996	$1,391,723	$46,256,388	$(4,600,167)	$1,679,069	$49,203,009

Balance, December 31, 2004	$4,475,996	$1,391,723	$47,828,636	$(4,815,629)	$361,035	$49,241,761

Comprehensive income:
Net income	—	—	1,378,919	—	—	1,378,919
Other comprehensive income, net of tax effect of $336,846:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	(653,878)	(653,878)

Total comprehensive income						725,041

Cash dividends declared ($0.13 per share)	—	—	(429,540)	—	—	(429,540)

Balance, March 31, 2005	$4,475,996	$1,391,723	$48,778,015	$(4,815,629)	$(292,843)	$49,537,262

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2005	2004
Operating activities
Net income	$1,378,919	$1,339,481
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	93,333	203,583
Depreciation	215,593	198,492
Amortization and accretion, net	80,520	192,261
Investment securities losses, net	—	3,306
Net (gains) losses on other real estate	(24,018)	14,178
Changes in assets and liabilities:
(Increase) decrease in other assets	(38,961)	129,752
Increase (decrease) in other liabilities	9,865	(310,434)

Net cash provided by operating activities	1,715,251	1,770,619

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	682,000	1,305,500
Available-for-sale	32,993,122	12,552,940
Proceeds from sales of investment securities available-for-sale	4,373,125	1,659,084
Purchases of investment securities held-to-maturity	(456,602)	(788,166)
Purchases of investment securities available-for-sale	(40,877,984)	(20,796,056)
Net decrease in loans	175,457	5,469,139
Proceeds from sales of other real estate	134,377	37,065
Capital expenditures, net	(234,857)	(75,657)

Net cash used in investing activities	(3,211,362)	(636,151)

Financing activities
Net increase in deposits	2,401,319	9,075,444
Net (decrease) increase in U. S. Treasury demand note	(468,361)	136,516
Dividends paid	(2,065,094)	(2,120,025)

Net cash (used in) provided by financing activities	(132,136)	7,091,935

Net (decrease) increase in cash and cash equivalents	(1,628,247)	8,226,403
Cash and cash equivalents at beginning of period	49,041,519	26,405,941

Cash and cash equivalents at end of period	$47,413,272	$34,632,344

Supplemental disclosure
Cash paid during the period
Interest	$1,016,261	$979,564
Noncash investing and financing activities
Broker receivable for security sales	$(4,373,125)	$—
Broker payable for security purchases	(1,981,680)	—
Real estate acquired through foreclosure	196,799	63,585
Loans made in connection with sales of foreclosed real estate	221,758	—

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the three months ended March 31, 2005 are not necessarily indicative of trends or results to be expected for the full year 2005. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2004 Form 10-K.

2.	Recent Accounting Standards

The Meaning of Other-Than-Temporary Impairment & Its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue NO. 03-1, “The Meaning of Other-Than-Temporary Impairment & Its Application to Certain Investments.” The Issue provides guidance for evaluating whether securities are other-than-temporarily impaired and requires certain disclosures. The Company adopted the current provisions of this Issue effective December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2004 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 7 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the section entitled Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $399,376,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $399,376,308 at March 31, 2005, down $1,378,910 or 0.34% from year-end 2004 but up $16,375,253 or 4.28% from March 31, 2004. Asset growth was concentrated in the securities portfolio. Specifically, investment securities grew $4,626,344 or 3.92%; federal funds sold declined $3,410,000, and loans, $229,206. Loans comprised approximately 59%, investment securities, 34%, and federal funds sold, 7%, of earning assets at March 31, 2005 versus 59%, 32%, and 9% at December 31, 2004. Overall, earning assets approximated 92% of total assets at March 31, 2005. During the year-earlier period, total assets grew $8,633,321 or 2.31%. Growth in the investment portfolio and federal funds sold were the primary factors in the 2004 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities grew $4,626,344 or 3.92% since December 31, 2004. Purchases of securities during the three-month period, including short-term securities with original maturities of 90 days or less, approximated $39,350,000, and redemptions, $33,675,000. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At March 31, 2005, mortgage-backed securities, corporates, and municipals comprised 28%, 10%, and 30% of the portfolio. Overall, securities comprised 34% of earning assets at March 31, 2005, up 200 basis points from year-end 2004 levels. The portfolio yield approximated 4.75% in 2005 year-to-date.

Management believes the credit quality of the investment portfolio remains sound, with 59.80% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at March 31, 2005. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at March 31, 2005. The weighted average life of the portfolio remained less than 4.0 years at March 31, 2005. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category March 31, 2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$39,828	$10	$496	$39,342
Mortgage-backed securities	34,401	136	612	33,925
Corporates	11,993	547	29	12,511

	86,222	693	1,137	85,778
Held-to-maturity:
States and political subdivisions	36,732	1,347	90	37,989

Total investment securities	$122,954	$2,040	$1,227	$123,767

As shown, the carrying value of the investment portfolio reflected $813,429 in net unrealized gains at March 31, 2005; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, declined a negligible $236,245 since year-end 2004. The net loans to deposits ratio aggregated 63.88% at March 31, 2005 versus 64.40% at December 31, 2004, and 61.35% a year ago. The decline in loans outstanding resulted primarily from pay-downs on large commercial loans in the normal course of business. Overall, the commercial portfolio fell $3,780,789 at March 31, 2005 compared to December 31, 2004. Basically all sectors of the commercial portfolio registered declines: Nonfarm real estate, agricultural, and governmental loans within the portfolio fell $3,214,370, $706,908, and $257,165 during the three-month period; other commercial/industrial loans grew $397,654. Balances in the consumer portfolio also declined $1,775,013 or 10.14% at March 31, 2005 compared to year-end 2004; real estate – mortgage loans fell $626,454 or 1.10%. Reduced demand was the chief element in the 2005 results. Although balances in the commercial, consumer, and real estate - mortgage portfolios declined, real estate - construction loans grew 10.51% or $5,937,485 during 2005 year-to-date. The majority of the growth within the construction portfolio was residential in nature. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will trend higher in 2005 than 2004. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During the same period last year, net loans fell 2.75% or $5,648,020. A decline in the commercial portfolio was the predominant factor in the 2004 results. Loans outstanding are presented by type in the table on the next page.

Loans by Category	March 31, 2005	December 31, 2004	March 31, 2004
(In thousands)
Commercial, financial, and agricultural[1]	$84,004	$87,784	$79,820
Real estate – construction	62,408	56,471	47,321
Real estate – residential mortgage[2]	56,317	56,944	53,013
Consumer, including credit cards	15,735	17,510	20,081

Loans, gross	218,464	218,709	200,235
Unearned income	196	204	203

Loans, net	$218,268	$218,505	$200,032

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2005, the Company had approximately $170,001,000 in real estate loans, and an additional $18,754,000 commitment to extend credit on such loans. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $36,259,000 at March 31, 2005; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2005 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,259,000 at March 31, 2005, down $246,000 or 16.35% from year-end 2004 and 18.88% from March 31, 2004. As a percent of total assets, nonperforming assets totaled 0.32% at March 31, 2005 versus 0.38% at year-end 2004 and 0.41% a year ago. No material credits have been transferred or removed from nonaccrual status during 2005 year-to-date. Industry or individual concentrations within nonaccrual balances at March 31, 2005 included:

a)	Industry concentrations: Approximately 32% or $305,000 of nonaccrual balances at March 31, 2005 pertained to the shrimping industry; charge-offs on these particular loans approximated $39,000 during 2005 year-to-date. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At March 31, 2005, nonaccrual balances also included loans to one other borrower totaling $73,000. Due to the underlying collateral coverage, no significant losses, if any, are expected on this balance.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 4.36X the nonperforming loans balance at March 31, 2005 versus 3.87X at year-end 2004 and 2.94X a year ago. Significant activity within foreclosed real estate balances included foreclosure of one borrower’s residential real estate valued at $94,000 and sale of an unrelated $150,000 parcel. Management is unaware of any other material developments in nonperforming assets at March 31, 2005 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $797,000, or less than 1% of net loans, at March 31, 2005. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	March 31, 2005	December 31, 2004	March 31, 2004
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$212	$312	$657
Real estate – construction	60	33	55
Real estate – mortgage	557	556	530
Consumer, including credit cards	117	168	90

Total nonaccrual loans	946	$1,069	1,332
Restructured loans[1]	—	—	—

Total nonperforming loans	946	$1,069	1,332
Foreclosed real estate[2]	259	409	213
Other repossessed assets	54	27	7

Total nonperforming assets	$1,259	$1,505	$1,552

Accruing loans past due 90 days or more	$797	$876	$655

Ratios:
Nonperforming loans to net loans	0.43%	0.49%	0.67%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.58%	0.69%	0.78%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2005 totaled $93,333 and net charge-offs, $100,372. The comparable provision and charge-off amounts at March 31, 2004 were $203,583 and $115,295. Net charge-offs represented 0.18% of average loans at March 31, 2005 compared to 0.23% at March 31, 2004 and 0.54% in 2003. No single charge-off exceeded $39,000 at March 31, 2005. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Three Months Ended March 31,	2005	2004	2003
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,134	$3,833	$3,601
Provision for loan losses	93	204	234
Charge-offs:
Commercial, financial, and agricultural	71	40	123
Real estate – construction	—	12	3
Real estate – mortgage	15	24	56
Consumer, including credit cards	75	98	105

Total charge-offs	161	174	287

Recoveries:
Commercial, financial, and agricultural	10	2	5
Real estate – construction	—	—	—
Real estate – mortgage	3	15	4
Consumer, including credit cards	48	41	40

Total recoveries	61	58	49

Net charge-offs	100	116	238

Allowance for loan losses at end of period	$4,127	$3,921	$3,597

Net loans outstanding[1] at end of period	$218,268	$200,032	$177,387

Average net loans outstanding[1] at end of period	$216,733	$203,256	$175,880

Ratios:
Allowance to net loans	1.89%	1.96%	2.03%

Net charge-offs to average loans	0.18%	0.23%	0.54%

Provision to average loans	0.17%	0.40%	0.53%

Recoveries to total charge-offs	37.89%	33.33%	17.07%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2005.

Other Commitments

Other than construction of a permanent branch building to replace the temporary facility in Brunswick, Georgia, renovation of other SEB offices, and the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of March 31, 2005. Planning for the permanent branch building and the software purchase have not been finalized, and potential capital expenditures cannot yet be estimated.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2005, loans1 and investment securities with carrying values exceeding $101,230,000 and $8,146,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 91% of the funding base at March 31, 2005, virtually unchanged from 2004 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,962,850 at March 31, 2005 versus $6,431,211 at year-end 2004. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2005 totaled $3,000,000, of which $962,850 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $22,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at March 31, 2005, unused borrowings approximated $58,888,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2005. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy and the Financial Condition section for details on unfunded loan commitments.

[1]	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits grew a modest $2,401,319 or 0.70% since year-end 2004. Noninterest-bearing deposits increased $5,342,072 or 7.61%, while interest-bearing deposits fell $2,940,753 or 1.09%. Virtually the entire decline in interest-bearing balances was due to seasonal variation in local government balances, particularly NOW accounts. Notably, customers continue to utilize savings as an alternative to time certificates in the current low-rate environment; savings balances exceeded 36% of interest-bearing balances at March 31, 2005. Overall, interest-bearing deposits comprised 77.90%, and noninterest-bearing deposits, 22.10%, of total deposits at March 31, 2005. The distribution of interest-bearing balances at March 31, 2005 and certain comparable quarter-end dates is shown in the table below:

	March 31, 2005		December 31, 2004		March 31, 2004
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$91,825	34.50%	$98,352	36.55%	$85,111	32.89%
Savings	97,977	36.81%	95,414	35.45%	97,034	37.50%
Time certificates < $100,000	45,015	16.91%	45,256	16.82%	48,471	18.73%
Time certificates >= $100,000	31,366	11.78%	30,101	11.18%	28,162	10.88%

Total interest-bearing deposits	$266,183	100.00%	$269,123	100.00%	$258,778	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $33,244,000 and $36,468,000 of the overall deposit base at March 31, 2005 and December 31, 2004. Brokered deposits totaled $594,000 at both March 31, 2005 and year-end 2004.

Approximately 83% of time certificates at March 31, 2005 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at March 31, 2005, unchanged from year-end 2004. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $74,000. Mortgage-backed securities were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at March 31, 2005:

	Repricing Within				Total
Interest Rate Sensitivity March 31, 2005	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$27,708				$27,708
Securities[1]	2,582	$5,930	$77,294	$37,148	122,954
Loans, gross[2]	118,320	21,678	72,399	5,121	217,518
Other assets	1,247	—	—	—	1,247

Total interest rate sensitive assets	149,857	27,608	149,693	42,269	369,427

Interest Rate Sensitive Liabilities
Deposits[3]	$207,063	46,367	12,693	60	266,183
U.S. Treasury demand note	963	—	—	—	963
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	208,026	46,367	17,693	60	272,146

Interest rate sensitivity gap	$(58,169)	$(18,759)	$132,000	$42,209	$97,281

Cumulative gap	$(58,169)	$(76,928)	$55,072	$97,281

Ratio of cumulative gap to total rate sensitive assets	(15.75)%	(20.82)%	14.91%	26.33%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	72.04%	69.76%	120.24%	135.75%

Cumulative gap at December 31, 2004	$(59,503)	$(71,138)	$54,244	$91,758

Cumulative gap at March 31, 2004	$(94,465)	$(107,551)	$34,082	$87,454

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at March 31, 2005, totaling $(58,169) at three months and $(76,928) through one-year. Excluding traditionally nonvolatile NOW and premium savings balances from the gap calculation, the cumulative gap at March 31, 2005 totaled $101,580 at three months and $82,821 at twelve months. The widening of the short-term gap position at March 31, 2005 versus year-end 2004 was primarily attributable to the purchase of investment securities with contractual maturities exceeding one year. The gap position is expected to widen further during 2005 as federal funds sold are reallocated to other earning assets and as seasonal deposits decline. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	March 31, 2005	December 31, 2004	March 31, 2004
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$49,830	$48,881	$47,524
Intangible assets and other adjustments	(608)	(623)	(671)

Total Tier 1 capital	49,222	48,258	46,853

Tier 2 capital:
Portion of allowance for loan losses	3,101	3,201	2,970
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,101	3,201	2,970

Total risk-based capital	$52,323	$51,459	$49,823

Risk-weighted assets	$247,155	$255,110	$236,675

Risk-based ratios:
Tier 1 capital	19.92%	18.92%	19.80%

Total risk-based capital	21.17%	20.17%	21.05%

Tier 1 leverage ratio	12.28%	12.34%	12.58%

Realized shareholders’ equity to assets	12.47%	12.21%	12.47%

Book value per share grew $0.29 or 1.96% during the first three months of 2005 to $15.08 at March 31, 2005. Dividends declared totaled $0.13, up 4.00% or $0.005 from 2004, which was up 4.17% from 2003. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $635,878 at March 31, 2005 compared to year-end 2004. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2004, the Company repurchased 276,648 shares on the open market and through private transactions at an average price of $17.41 per share. No treasury stock purchases have been made in 2005 year-to-date. The maximum consideration available for additional purchases, at prices to be determined in the future, is $5,184,371. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 25% or $728,160 of the $2,912,000 in cash dividends available to the Company in 2005 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2005 first quarter totaled $1,378,919, up $39,438 or 2.94% from 2004. On a per share basis, quarterly earnings grew $0.02 to $0.42 at March 31, 2005 from $0.40 in 2004. The return on beginning equity for the three-month period totaled 11.28% at March 31, 2005 versus 11.50% in 2004. A 5.79% improvement in net interest income was the predominant factor in the 2005 results year-to-date. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $241,187 or 5.79% during the first three months of 2005 compared to 2004. The net interest margin approximated 5.03% at March 31, 2005 versus 5.05% a year ago; the interest rate spread, 4.64% versus 4.72%. Interest earnings on loans, federal funds sold, and other earning assets improved $364,806, $122,967, and $1,904 from same period results in 2004 while earnings on investment securities fell 10.31% or $147,236. Overall improvements in average balances and, to a lesser extent, asset yields, precipitated the 2005 results. Asset yields averaged 6.10% at March 31, 2005 versus 6.07% in 2004; see the interest differential table on page 20 for more details on changes in interest income attributable to volume and rates at March 31, 2005 versus 2004. Interest expense on deposits and other borrowed funds increased $101,254 or 11.52% during the 2005 first quarter versus 2004. Cost of funds increased 11 basis points from 2004 levels, totaling 1.46% at March 31, 2005 versus 1.35% at March 31, 2004. The jump in cost of funds resulted primarily from higher deposit rates, particularly on NOW and money market accounts, at March 31, 2005 compared to 2004. Given the rising rate environment currently propelled by the Federal Reserve, managements expects costs of funds and corresponding interest expense to increase throughout 2005 as deposits and other funds reprice at higher levels. Reallocation of federal funds sold balances to other earning assets and anticipated loan growth in Brunswick and other markets are expected to alleviate declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve in 2005; variable loans comprised approximately 51% of total loans at March 31, 2005.

The intense competition for loans and deposits continues in 2005 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2005			2004
Average Balances[6] Three Months Ended March 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$216,733	$3,956	7.30%	$203,256	$3,587	7.06%
Federal funds sold	24,286	145	2.39%	9,731	22	0.90%
Taxable investment securities[3]	90,074	908	4.03%	97,391	1,050	4.31%
Tax-exempt investment securities[3,4]	33,737	563	6.68%	34,185	573	6.70%
Other assets	1,115	11	3.95%	983	9	3.66%

Total interest-earning assets	$365,945	$5,583	6.10%	$345,546	$5,241	6.07%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$90,938	$292	1.28%	$82,534	$190	0.92%
Savings	96,421	211	0.88%	94,982	209	0.88%
Time deposits	76,310	400	2.10%	77,242	404	2.09%
Federal funds purchased	—	—	—	22	1	1.10%
U. S. Treasury demand note	595	3	2.02%	514	1	0.74%
Federal Home Loan Bank advances	5,000	74	6.00%	5,000	75	6.00%

Total interest-bearing liabilities	$269,264	$980	1.46%	$260,294	$880	1.35%

Excess of interest-earning assets over interest-bearing liabilities	$96,681			$85,252

Interest rate spread			4.64%			4.72%

Net interest income		$4,603			$4,361

Net interest margin			5.03%			5.05%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Includes loan fees.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2005 and 2004. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1] Three Months Ended March 31,	2005 Compared to 2004 Increase (Decrease) Due to
	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$243	$126	$369
Federal funds sold	59	64	123
Taxable investment securities	(76)	(66)	(142)
Tax-exempt investment securities[3]	(7)	(3)	(10)
Other interest-earning assets	1	1	2

Total interest income	220	122	342

Interest expense
Interest-bearing demand deposits[4]	21	82	102
Savings	3	(1)	2
Time deposits	(5)	1	(4)
Federal funds purchased	(1)	—	(1)
U.S. Treasury demand note	—	2	2
Federal Home Loan Bank advances	—	(1)	(1)

Total interest expense	19	81	100

Net change in net interest income	$201	$41	$242

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.

Noninterest Income and Expense

Noninterest income declined $73,964 or 8.02% during the first quarter of 2005 compared to 2004. A $66,676 or 10.92% drop in service charges on deposit accounts was the main factor in the three-month results; the majority, or 68%, of the 2005 decline was attributable to reduced volume of NSF fees. The other operating portion of noninterest income fell $10,594 at March 31, 2005 compared to 2004. By type and amount, the chief components of other operating income at March 31, 2005 were mortgage origination fees, $131,026; surcharge fees – ATM, $39,839; commissions on the sale of credit life insurance, $27,121; income on sale of check products, $29,698; and safe deposit box rentals, $18,001. Together, these five income items comprised 80.71% of other operating income at March 31, 2005. In 2004, these same five income components comprised 73.90% of other operating income. Overall, noninterest expense increased $213,420 or 7.20% in 2005 year-to-date. Personnel costs accounted for virtually the entire increase. The 2005 increase ensued largely from additional staff in various administrative and other managerial positions. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2005. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2004. When compared to the prior year, net occupancy and equipment expense increased 7.57% or $45,199 during the first three months of 2005 compared to 2004. Costs associated with the Company’s new branch facility in Brunswick, Georgia, operational since November 2004, accounted for the bulk of the 2005 – 2004 fluctuation. Other operating expenses fell $43,773 or 6.55% at March 31, 2005 compared to 2004; net gains versus losses on sales of foreclosed real estate was the primary variable. Besides advertising expense, which approximated $67,000 in 2005 and $69,000 in 2004, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2005 or 2004. Costs associated with the Company’s Brunswick facility and additional staff, as discussed above, are expected to increase noninterest expense approximately $550,000 in 2005 compared to 2004.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in Note 2 to the consolidated financial statements and, further, in the 2004 Form 10-K previously filed with the Securities and Exchange Commission.

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

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the Meeting) was held on May 11, 2005. At the Meeting, the following individuals were elected directors:

Directors	For	Withheld
Alyson G. Beasley	2,480,441	100
Leslie H. Blair	2,480,541	—
David H. Bluestein	2,480,541	—
Cornelius P. Holland, III	2,472,621	7,920
Alva J. Hopkins, III	2,480,541	—
G. Norris Johnson	2,480,541	—

The shareholders also approved the following proposals:

(a)	Setting the number of directors at a 9 member maximum, with 3 to remain vacant until the elected Board deems it in the Company’s best interest to fill one or more of such vacancies.

For	Against	Abstain	Broker Non-Votes
2,442,572	16,019	21,950	—

(b)	The appointment of independent auditors by the Audit Committee for fiscal year 2005.

For	Against	Abstain	Broker Non-Votes
2,458,349	—	22,192	—

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Index to Exhibits:

Exhibit 31.1.	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2.	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date: May 16, 2005