Form 10-Q
period 2005-06-30
SOUTHEASTERN BANKING CORP
filed 2005-08-15
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 29, 2005, 3,304,149 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I - Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$20,389,884	$17,923,519
Federal funds sold	15,306,000	31,118,000

Cash and cash equivalents	35,695,884	49,041,519

Investment securities
Held-to-maturity (market value of approximately $38,410,000 and $38,769,000 at June 30, 2005 and December 31, 2004)	37,040,260	36,988,268
Available-for-sale, at market value	89,366,261	80,895,767

Total investment securities	126,406,521	117,884,035

Loans, gross	219,357,000	218,708,809
Unearned income	(194,838)	(204,306)
Allowance for loan losses	(4,210,556)	(4,134,048)

Loans, net	214,951,606	214,370,455

Premises and equipment, net	9,104,241	9,254,380
Intangible assets	593,811	622,918
Other assets	5,487,922	9,581,911

Total Assets	$392,239,985	$400,755,218

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$75,501,669	$70,186,636
Interest-bearing deposits	257,701,367	269,123,254

Total deposits	333,203,036	339,309,890

U. S. Treasury demand note	787,109	1,431,211
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	1,988,141	5,772,356

Total liabilities	340,978,286	351,513,457

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,304,149 shares outstanding)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	49,911,037	47,828,636
Treasury stock, at cost (276,648 shares)	(4,815,629)	(4,815,629)

Realized shareholders’ equity	50,963,127	48,880,726
Accumulated other comprehensive income - unrealized gains on available-for-sale securities, net of tax	298,572	361,035

Total shareholders’ equity	51,261,699	49,241,761

Total Liabilities and Shareholders’ Equity	$392,239,985	$400,755,218

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Six Months
Period Ended June 30,	2005	2004	2005	2004
Interest income
Loans, including fees	$4,244,511	$3,710,611	$8,191,914	$7,293,208
Federal funds sold	138,411	28,239	283,476	50,337
Investment securities
Taxable	953,186	1,023,676	1,861,631	2,073,934
Tax-exempt	376,609	384,316	749,480	762,610
Other assets	15,181	9,182	26,194	18,291

Total interest income	5,727,898	5,156,024	11,112,695	10,198,380

Interest expense
Deposits	962,078	780,717	1,864,828	1,583,785
Federal funds purchased	—	—	—	39
U. S. Treasury demand note	3,527	1,269	6,915	2,224
Federal Home Loan Bank advances	74,822	74,822	148,822	149,644

Total interest expense	1,040,427	856,808	2,020,565	1,735,692

Net interest income	4,687,471	4,299,216	9,092,130	8,462,688

Provision for loan losses	132,500	220,400	225,833	423,983

Net interest income after provision for loan losses	4,554,971	4,078,816	8,866,297	8,038,705

Noninterest income
Service charges on deposit accounts	575,806	655,590	1,119,993	1,266,453
Investment securities losses, net	—	(3)	—	(3,309)
Other operating income	296,322	305,176	600,726	620,174

Total noninterest income	872,128	960,763	1,720,719	1,883,318

Noninterest expense
Salaries and employee benefits	1,953,822	1,762,947	3,864,173	3,461,304
Occupancy and equipment, net	642,855	622,692	1,285,256	1,219,894
Other operating expense	573,216	573,576	1,198,140	1,242,273

Total noninterest expense	3,169,893	2,959,215	6,347,569	5,923,471

Income before income tax expense	2,257,206	2,080,364	4,239,447	3,998,552
Income tax expense	694,645	631,223	1,297,967	1,209,930

Net income	$1,562,561	$1,449,141	$2,941,480	$2,788,622

Basic earnings per common share	$0.47	$0.44	$0.89	$0.84

Weighted average common shares outstanding	3,304,149	3,310,891	3,304,149	3,311,715

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholder’s Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2003	$4,475,996	$1,391,723	$45,330,975	$(4,600,167)	$1,166,730	$47,765,257
Comprehensive income:
Net income	—	—	2,788,622	—	—	2,788,622
Other comprehensive income, net of tax effect of $663,629:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	(1,288,221)	(1,288,221)

Total comprehensive income						1,500,401

Cash dividends declared ($0.25 per share)	—	—	(827,690)	—	—	(827,690)

Purchase of treasury stock	—	—	—	(90,142)	—	(90,142)

Balance, June 30, 2004	$4,475,996	$1,391,723	$47,291,907	$(4,690,309)	$(121,491)	$48,347,826

Balance, December 31, 2004	$4,475,996	$1,391,723	$47,828,636	$(4,815,629)	$361,035	$49,241,761
Comprehensive income:
Net income	—	—	2,941,480	—	—	2,941,480
Other comprehensive income, net of tax effect of $32,178:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	(62,463)	(62,463)

Total comprehensive income						2,879,017

Cash dividends declared ($0.26 per share)	—	—	(859,079)	—	—	(859,079)

Balance, June 30, 2005	$4,475,996	$1,391,723	$49,911,037	$(4,815,629)	$298,572	$51,261,699

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2005	2004
Operating activities
Net income	$2,941,480	$2,788,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225,833	423,983
Depreciation	437,947	396,082
Amortization and accretion, net	197,411	392,392
Investment securities losses, net	—	3,309
Net gains on other real estate	(44,424)	(101,521)
Changes in assets and liabilities:
(Increase) decrease in other assets	(370,566)	90,026
Decrease in other liabilities	(166,981)	(320,903)

Net cash provided by operating activities	3,220,700	3,671,990

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	742,000	1,550,500
Available-for-sale	38,188,161	24,098,174
Proceeds from sales of investment securities available-for-sale	4,373,125	2,657,209
Purchases of investment securities held-to-maturity	(856,602)	(1,826,441)
Purchases of investment securities available-for-sale	(48,830,169)	(31,764,004)
Net increase in loans	(853,267)	(5,886,107)
Proceeds from sales of other real estate	203,814	53,530
Capital expenditures, net	(287,808)	(301,694)

Net cash used in investing activities	(7,320,746)	(11,418,833)

Financing activities
Net (decrease) increase in deposits	(6,106,854)	11,217,745
Net (decrease) increase in U. S. Treasury demand note	(644,102)	592,964
Purchase of treasury stock	—	(90,142)
Dividends paid	(2,494,633)	(2,534,093)

Net cash (used in) provided by financing activities	(9,245,589)	9,186,474

Net (decrease) increase in cash and cash equivalents	(13,345,635)	1,439,631
Cash and cash equivalents at beginning of period	49,041,519	26,405,941

Cash and cash equivalents at end of period	$35,695,884	$27,845,572

Supplemental disclosure
Cash paid during the period
Interest	$2,028,269	$1,863,859
Income taxes	1,360,000	1,290,000

Noncash investing and financing activities
Broker receivable for security sales	$(4,373,125)	$—
Broker payable for security purchases	(1,981,680)	—
Real estate acquired through foreclosure	265,424	336,041
Loans made in connection with sales of foreclosed real estate	204,517	267,134

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of trends or results to be expected for the full year 2005. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2004 Form 10-K.

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

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $392,239,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $392,239,985 at June 30, 2005, down $8,515,233 or 2.12% from year-end 2004 but up $7,506,280 or 1.95% from June 30, 2004. Asset growth year-to-date was concentrated in the securities portfolio. Specifically, investment securities grew $8,522,486 and loans, $581,151; federal funds sold declined 50.81% or $15,812,000. Securities comprised approximately 36%, loans, 60%, and federal funds sold, 4%, of earning assets at June 30, 2005 versus 32%, 59%, and 9% at December 31, 2004. Overall, earning assets approximated 92% of total assets at June 30, 2005. During the year-earlier period, total assets grew $10,365,971 or 2.77%. Growth in the loan and securities portfolios was the primary factor in the 2004 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities grew $8,522,486 or 7.23% since December 31, 2004. Purchases of securities during the six-month period, including short-term securities with original maturities of 90 days or less, approximated $47,705,000, and redemptions, $38,930,000. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At June 30, 2005, mortgage-backed securities, corporates, and municipals comprised 25%, 9%, and 29% of the portfolio. Overall, securities comprised 36% of earning assets at June 30, 2005, up 400 basis points from year-end 2004 levels. The portfolio yield approximated 4.80% in 2005 year-to-date.

Management believes the credit quality of the investment portfolio remains sound, with 61.78% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at June 30, 2005. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at June 30, 2005. The weighted average life of the portfolio remained less than 4.0 years at June 30, 2005. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category June 30, 2005 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Available-for-sale:
U. S. Government agencies	$47,040	$57	$178	$46,919
Mortgage-backed securities	31,414	151	389	31,176
Corporates	10,460	813	2	11,271

	88,914	1,021	569	89,366
Held-to-maturity:
States and political subdivisions	37,040	1,457	87	38,410

Total investment securities	$125,954	$2,478	$656	$127,776

As shown, the carrying value of the investment portfolio reflected $1,822,363 in net unrealized gains at June 30, 2005; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, increased a modest $657,659 since year-end 2004. The net loans to deposits ratio aggregated 65.77% at June 30, 2005 versus 64.40% at December 31, 2004, and 64.37% a year ago. Offsetting declines of $4,946,365 within other sectors of the portfolio, the real estate – construction portfolio grew $5,594,556 or 9.91% during the first half of 2005. The majority of the growth within the construction portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Overall, the commercial portfolio fell $2,342,344 at June 30, 2005 compared to December 31, 2004. The decline in loans outstanding resulted primarily from pay-downs on large commercial loans in the normal course of business. Within the commercial portfolio, agricultural and governmental loans fell $6,841,905 and $173,673 during the six-month period; nonfarm real estate and other commercial/industrial loans grew $615,746 and $4,057,488. Balances in the consumer portfolio also declined $2,323,918 or 13.27% at June 30, 2005 compared to year-end 2004; real estate – mortgage loans fell $280,104 or 0.49%. Reduced demand was the chief element in the 2005 results.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will trend higher in 2005 than 2004. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During the same period last year, net loans grew 2.71% or $5,569,948. An $8,713,055 or 19.91% increase in real estate – construction loans was the chief factor in the 2004 results. Loans outstanding are presented by type in the table on the next page.

Loans by Category (In thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Commercial, financial, and agricultural[1]	$85,441	$87,784	$83,958
Real estate – construction	62,065	56,471	52,484
Real estate – residential mortgage[2]	56,663	56,944	55,637
Consumer, including credit cards	15,188	17,510	19,402

Loans, gross	219,357	218,709	211,481
Unearned income	195	204	231

Loans, net	$219,162	$218,505	$211,250

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2005, real estate loans exceeded $166,000,000, and commitments to extend credit on such loans approximated $19,000,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $35,957,000 at June 30, 2005; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2005 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,370,000 at June 30, 2005, down $135,000 or 8.97% from year-end 2004 and 13.78% from June 30, 2004. As a percent of total assets, nonperforming assets totaled 0.35% at June 30, 2005 versus 0.38% at year-end 2004 and 0.41% a year ago. No material credits have been transferred or removed from nonaccrual status during 2005 year-to-date. Industry or individual concentrations within nonaccrual balances at June 30, 2005 included:

a)	Industry concentrations: Approximately 30% or $315,000 of nonaccrual balances at June 30, 2005 pertained to the shrimping industry; charge-offs on these particular loans approximated $64,000 during 2005 year-to-date. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At June 30, 2005, nonaccrual balances also included loans to one other borrower totaling $76,000. Due to the underlying collateral coverage, no significant losses, if any, are expected on this balance.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 3.98X the nonperforming loans balance at June 30, 2005 versus 3.87X at year-end 2004 and 3.17X a year ago. Significant activity within foreclosed real estate balances included foreclosure of one borrower’s residential real estate valued at $94,000 and sale of an unrelated $150,000 parcel. Management is unaware of any other material developments in nonperforming assets at June 30, 2005 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $743,000, or less than 1% of net loans, at June 30, 2005. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets (In thousands)	June 30, 2005	December 31, 2004	June 30, 2004

Nonaccrual loans:
Commercial, financial, and agricultural	$255	$312	$570
Real estate – construction	29	33	53
Real estate – mortgage	639	556	516
Consumer, including credit cards	135	168	127

Total nonaccrual loans	$1,058	$1,069	$1,266
Restructured loans[1]	—	—	—

Total nonperforming loans	$1,058	$1,069	$1,266
Foreclosed real estate[2]	295	409	318
Other repossessed assets	17	27	5

Total nonperforming assets	$1,370	$1,505	$1,589

Accruing loans past due 90 days or more	$743	$876	$822

Ratios:
Nonperforming loans to net loans	0.48%	0.49%	0.60%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.62%	0.69%	0.75%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The six-month provision for loan losses at June 30, 2005 totaled $225,833 which exceeded net charge-offs of $149,325 by $76,508. The comparable provision and charge-off amounts at June 30, 2004 were $423,983 and $247,252. Net charge-offs represented 0.14% of average loans at June 30, 2005 compared to 0.24% at June 30, 2004 and 0.43% in 2003. No single charge-off exceeded $64,000 at June 30, 2005. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Six Months Ended June 30, (Dollars in thousands)	2005	2004	2003

Allowance for loan losses at beginning of year	$4,134	$3,833	$3,601
Provision for loan losses	226	424	451
Charge-offs:
Commercial, financial, and agricultural	107	126	181
Real estate – construction	—	12	12
Real estate – mortgage	15	62	84
Consumer, including credit cards	136	166	237

Total charge-offs	258	366	514

Recoveries:
Commercial, financial, and agricultural	14	5	24
Real estate – construction	4	—	—
Real estate – mortgage	3	27	12
Consumer, including credit cards	88	86	95

Total recoveries	109	118	131

Net charge-offs	149	248	383

Allowance for loan losses at end of period	$4,211	$4,009	$3,669

Net loans outstanding[1] at end of period	$219,162	$211,250	$184,363

Average net loans outstanding[1] at end of period	$218,507	$205,781	$178,362

Ratios:
Allowance to net loans	1.92%	1.90%	1.99%

Net charge-offs to average loans	0.14%	0.24%	0.43%

Provision to average loans	0.21%	0.41%	0.51%

Recoveries to total charge-offs	42.25%	32.24%	25.49%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at June 30, 2005.

Other Commitments

Other than construction of a permanent branch building to replace the temporary facility in Brunswick, Georgia, renovation of other SEB offices, and the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of June 30, 2005. Planning for the permanent branch building and the software purchase have not been finalized, and potential capital expenditures cannot yet be estimated.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2005, loans1 and investment securities with carrying values exceeding $98,582,000 and $7,651,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 90% of the funding base at June 30, 2005, virtually unchanged from 2004 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,787,109 at June 30, 2005 versus $6,431,211 at year-end 2004. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at June 30, 2005 totaled $3,000,000, of which $787,109 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at June 30, 2005, unused borrowings approximated $57,712,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits declined $6,106,854 or 1.80% since year-end 2004. Interest-bearing deposits fell $11,421,887 or 4.24%, while noninterest-bearing deposits grew $5,315,033 or 7.57%. The deposits decline was concentrated in NOW/money market accounts and savings. Notably, customers have moved funds from savings during the current rising rate environment; savings balances have declined from 36.90% of interest-bearing balances to 35.19% in the last year. Overall, interest-bearing deposits comprised 77.34%, and noninterest-bearing deposits, 22.66%, of total deposits at June 30, 2005. The distribution of interest-bearing balances at June 30, 2005 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2005		December 31, 2004		June 30, 2004
Deposits (Dollars in thousands)	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total

Interest-bearing demand deposits[1]	$90,541	35.13%	$98,352	36.55%	$84,270	32.41%
Savings	90,680	35.19%	95,414	35.45%	95,955	36.90%
Time certificates < $100,000	44,632	17.32%	45,256	16.82%	47,665	18.33%
Time certificates >= $100,000	31,848	12.36%	30,101	11.18%	32,125	12.36%

Total interest-bearing deposits	$257,701	100.00%	$269,123	100.00%	$260,015	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $33,424,000 and $36,468,000 of the overall deposit base at June 30, 2005 and December 31, 2004. Brokered deposits totaled $594,000 at both June 30, 2005 and year-end 2004.

Approximately 82% of time certificates at June 30, 2005 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at June 30, 2005, unchanged from year-end 2004. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $149,000. Mortgage-backed securities were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at June 30, 2005:

	Repricing Within
Interest Rate Sensitivity June 30, 2005 (Dollars in thousands)	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total

Interest Rate Sensitive Assets
Federal funds sold	$15,306				$15,306
Securities[1]	2,347	$6,127	$87,664	$29,816	125,954
Loans, gross[2]	123,219	17,500	73,323	4,257	218,299
Other assets	1,190	—	—	—	1,190

Total interest rate sensitive assets	142,062	23,627	160,987	34,073	360,749

Interest Rate Sensitive Liabilities
Deposits[3]	$207,754	36,457	13,430	60	257,701
U.S. Treasury demand note	787	—	—	—	787
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	208,541	36,457	18,430	60	263,488

Interest rate sensitivity gap	$(66,479)	$(12,830)	$142,557	$34,013	$97,261

Cumulative gap	$(66,479)	$(79,309)	$63,248	$97,261

Ratio of cumulative gap to total rate sensitive assets	(18.43)%	(21.98)%	17.53%	26.96%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	68.12%	67.63%	124.01%	136.91%

Cumulative gap at December 31, 2004	$(59,503)	$(71,138)	$54,244	$91,758

Cumulative gap at June 30, 2004	$(108,852)	$(105,326)	$37,806	$90,304

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position remained negative through the short-term repricing intervals at June 30, 2005, totaling $(66,479) at three months and $(79,309) through one-year. Excluding traditionally nonvolatile NOW and premium savings balances from the gap calculation, the cumulative gap at June 30, 2005 totaled $86,061 at three months and $73,231 at twelve months. The widening of the short-term gap position at June 30, 2005 versus year-end 2004 was largely attributable to a $15,812,000 or 50.81% reduction in federal funds sold. The gap position is expected to widen moderately during the third and fourth quarters as federal funds sold continue to be reallocated to other earning assets. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios (Dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Tier 1 capital:
Realized shareholders’ equity	$50,963	$48,881	$48,469
Intangible assets and other adjustments	(594)	(623)	(652)

Total Tier 1 capital	50,369	48,258	47,817

Tier 2 capital:
Portion of allowance for loan losses	3,134	3,201	3,048
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,134	3,201	3,048

Total risk-based capital	$53,503	$51,459	$50,865

Risk-weighted assets	$249,889	$255,110	$242,917

Risk-based ratios:
Tier 1 capital	20.16%	18.92%	19.68%

Total risk-based capital	21.41%	20.17%	20.94%

Tier 1 leverage ratio	12.73%	12.34%	12.50%

Realized shareholders’ equity to assets	13.00%	12.21%	12.59%

Book value per share grew $0.63 or 4.26% during the first six months of 2005 to $15.42. Dividends declared totaled $0.26, up 4.00% or $0.01 from 2004. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $62,463 at June 30, 2005 compared to year-end 2004. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000 - 2004, the Company repurchased 276,648 shares on the open market and through private transactions at an average price of $17.41 per share. No treasury stock purchases have been made in 2005 year-to-date. The maximum consideration available for additional purchases, at prices to be determined in the future, is $5,184,371. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 50% or $1,456,320 of the $2,912,000 in cash dividends available to the

Company in 2005 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2005 second quarter totaled $1,562,561, up $113,420 or 7.83% from June 30, 2004 and up 13.32% from March 31, 2005. On a per share basis, quarterly earnings totaled $0.47 at June 30, 2005 versus $0.44 at June 30, 2004 and $0.42 at March 31, 2005. Year-to-date, net income grew $152,858 or 5.48% to $2,941,480 at June 30, 2005 from $2,788,622 in 2004. Similarly, per share income for the six-month period improved $0.05 to $0.89 at June 30, 2005 from $0.84 in 2004. The return on beginning equity for the six-month period totaled 12.04% at June 30, 2005 versus 11.97% in 2004. A 7.44% improvement in net interest income was the predominant factor in the six-month results. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $388,255 or 9.03% during the second quarter of 2005 compared to 2004. For the year-to-date period, net interest income grew $629,442 or 7.44% from 2004. The net interest margin approximated 5.19% at June 30, 2005 versus 5.06% a year ago; the interest rate spread, 4.78% versus 4.73%. Interest earnings on loans, federal funds sold, and other earning assets improved $898,706, $233,139, and $7,903 from same period results in 2004 while earnings on investment securities fell 7.95% or $225,433. Overall improvements in asset yields and, to a lesser extent, shifts in earning assets, precipitated the 2005 results. On average, asset yields totaled 6.29% at June 30, 2005, up 24 basis points from 2004; see the interest differential table on page 20 for more details on changes in interest income attributable to volume and rates at June 30, 2005 versus 2004. Interest expense on deposits and other borrowed funds increased $183,619 or 21.43% during the 2005 second quarter versus 2004 and $284,873 year-to-date. Cost of funds increased 19 basis points from 2004 levels, totaling 1.51% at June 30, 2005 versus 1.32% at June 30, 2004. The jump in cost of funds resulted primarily from higher deposit rates, particularly on NOW and money market accounts, at June 30, 2005 compared to 2004. Given the rising rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to increase throughout 2005 as deposits and other funds reprice at higher levels. Continued reallocation of federal funds sold balances to other earning assets and anticipated loan growth in Brunswick and other markets are expected to alleviate declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve in 2005; variable loans comprised approximately 51% of total loans at June 30, 2005.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances[6] Six Months Ended June 30, (Dollars in thousands)	2005			2004
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net[1,2,4]	$218,507	$8,211	7.52%	$205,781	$7,303	7.10%
Federal funds sold	21,822	283	2.59%	10,996	50	0.91%
Taxable investment securities[3]	90,777	1,862	4.10%	98,394	2,074	4.22%
Tax-exempt investment securities[3,4]	33,940	1,134	6.68%	34,413	1,154	6.71%
Other assets	1,141	26	4.56%	998	18	3.61%

Total interest-earning assets	$366,187	$11,516	6.29%	$350,582	$10,599	6.05%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$90,765	$612	1.35%	$83,966	$380	0.91%
Savings	95,033	417	0.88%	95,497	422	0.88%
Time deposits	76,196	836	2.19%	77,639	782	2.01%
Federal funds purchased	—	—	—	11	1	1.10%
U. S. Treasury demand note	562	7	2.49%	588	2	0.76%
Federal Home Loan Bank advances	5,000	149	6.00%	5,000	150	6.00%

Total interest-bearing liabilities	$267,556	$2,021	1.51%	$262,701	$1,737	1.32%

Excess of interest-earning assets over interest-bearing liabilities	$98,631			$87,881

Interest rate spread			4.78%			4.73%

Net interest income		$9,495			$8,862

Net interest margin			5.19%			5.06%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Includes loan fees.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2005 and 2004. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1] Six Months Ended June 30, (In thousands)	2005 Compared to 2004
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest income
Loans[2,3]	$465	$443	$908
Federal funds sold	81	152	233
Taxable investment securities	(157)	(55)	(212)
Tax-exempt investment securities[3]	(16)	(4)	(20)
Other interest-earning assets	3	5	8

Total interest income	376	541	917

Interest expense
Interest-bearing demand deposits[4]	33	199	232
Savings	(2)	(3)	(5)
Time deposits	(15)	69	54
Federal funds purchased	(1)	—	(1)
U.S. Treasury demand note	—	5	5
Federal Home Loan Bank advances	—	(1)	(1)

Total interest expense	15	269	284

Net change in net interest income	$361	$272	$633

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.

Noninterest Income and Expense

Noninterest income declined $88,635 or 9.23% during the second quarter of 2005 compared to 2004 and $162,599 year-to-date. A decline in service charges on deposit accounts was the main factor in both the quarterly and year-to-date results. Specifically, services charges on deposit accounts declined $79,784 on a quarterly basis and $146,460 year-to-date; the majority, or 67%, of the year-to-date decline was attributable to reduced volume of NSF fees. The other operating portion of noninterest income fell $19,448 or 3.14% year-to-date. By type and amount, the chief components of other operating income at June 30, 2005 were mortgage origination fees, $256,327; surcharge fees – ATM, $79,817; commissions on the sale of credit life insurance, $43,031; income on sale of check products, $59,593; and safe deposit box rentals, $33,964. Together, these five income items comprised 78.69% of other operating income at June 30, 2005. In 2004, these same five income components comprised 75.48% of other operating income. Overall, noninterest expense increased $424,098 or 7.16% in 2005 year-to-date. Personnel costs accounted for virtually the entire increase. The 2005 increase ensued largely from additional staff in various administrative and other managerial positions. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2005. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2004. When compared to the prior year, net occupancy and equipment expense increased 5.36% or $65,362 during the first half of 2005 compared to 2004. Costs associated with the Company’s new branch facility in Brunswick, Georgia, operational since November 2004, accounted for the bulk of the 2005 – 2004 fluctuation. Other operating expenses fell $44,133 or 3.55% at June 30, 2005 compared to 2004; reductions in various legal and accounting expenses was the primary variable. Besides advertising expense, which approximated $124,000 in both 2005 and 2004, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2005 or 2004. Costs associated with the Company’s Brunswick facility and additional staff, as discussed above, are expected to increase noninterest expense approximately $550,000 in 2005 compared to 2004.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in the 2004 Form 10-K previously filed with the Securities and Exchange Commission.

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

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on July 27, 2005, announcing its earnings for the second quarter of 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date: August 15, 2005