Form 10-Q
period 2005-09-30
SOUTHEASTERN BANKING CORP
filed 2005-11-16
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2005, 3,235,002 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I - Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) September 30, 2005	December 31, 2004
Assets

Cash and due from banks	$21,721,143	$17,923,519
Federal funds sold	—	31,118,000

Cash and cash equivalents	21,721,143	49,041,519

Investment securities
Held-to-maturity (market value of approximately $36,801,000 And $38,769,000 at September 30, 2005 and December 31, 2004)	35,598,399	36,988,268
Available-for-sale, at market value	91,540,051	80,895,767

Total investment securities	127,138,450	117,884,035

Loans, gross	218,402,561	218,708,809
Unearned income	(166,607)	(204,306)
Allowance for loan losses	(4,290,737)	(4,134,048)

Loans, net	213,945,217	214,370,455

Premises and equipment, net	8,966,364	9,254,380
Intangible assets	579,258	622,918
Other assets	5,320,752	9,581,911

Total Assets	$377,671,184	$400,755,218

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$77,285,728	$70,186,636
Interest-bearing deposits	239,035,339	269,123,254

Total deposits	316,321,067	339,309,890

U. S. Treasury demand note	957,574	1,431,211
Federal funds purchased	1,319,000	—
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,282,812	5,772,356

Total liabilities	325,880,453	351,513,457

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,293,402 and 3,304,149 shares outstanding at September 30, 2005 and December 31, 2004)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	51,184,378	47,828,636
Treasury stock, at cost (287,395 and 276,648 shares at September 30, 2005 and December 31, 2004)	(5,107,270)	(4,815,629)

Realized shareholders’ equity	51,944,827	48,880,726
Accumulated other comprehensive income – unrealized (losses) gains on available-for-sale securities, net of tax	(154,096)	361,035

Total shareholders’ equity	51,790,731	49,241,761

Total Liabilities and Shareholders’ Equity	$377,671,184	$400,755,218

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Nine Months
Period Ended September 30,	2005	2004	2005	2004
Interest income
Loans, including fees	$4,381,715	$3,812,624	$12,573,629	$11,105,832
Federal funds sold	84,375	21,790	367,851	72,127
Investment securities
Taxable	987,731	999,436	2,849,362	3,073,370
Tax-exempt	372,216	382,500	1,121,696	1,145,110
Other assets	10,793	9,348	36,987	27,639

Total interest income	5,836,830	5,225,698	16,949,525	15,424,078

Interest expense
Deposits	992,589	771,731	2,857,417	2,355,516
Federal funds purchased	2,840	1,977	2,840	2,016
U. S. Treasury demand note	4,772	1,968	11,687	4,192
Federal Home Loan Bank advances	75,644	75,645	224,466	225,289

Total interest expense	1,075,845	851,321	3,096,410	2,587,013

Net interest income	4,760,985	4,374,377	13,853,115	12,837,065

Provision for loan losses	33,000	188,500	258,833	612,483

Net interest income after provision for loan losses	4,727,985	4,185,877	13,594,282	12,224,582

Noninterest income
Service charges on deposit accounts	609,671	654,994	1,729,664	1,921,447
Investment securities losses, net	—	—	—	(3,309)
Other operating income	363,215	294,611	963,941	914,785

Total noninterest income	972,886	949,605	2,693,605	2,832,923

Noninterest expense
Salaries and employee benefits	1,919,915	1,754,481	5,784,088	5,215,785
Occupancy and equipment, net	610,335	617,132	1,895,591	1,837,026
Other operating expense	676,502	632,470	1,874,642	1,874,743

Total noninterest expense	3,206,752	3,004,083	9,554,321	8,927,554

Income before income tax expense	2,494,119	2,131,399	6,733,566	6,129,951

Income tax expense	792,636	652,688	2,090,603	1,862,618

Net income	$1,701,483	$1,478,711	$4,642,963	$4,267,333

Basic earnings per common share	$0.52	$0.45	$1.41	$1.29

Weighted average common shares outstanding	3,299,978	3,307,712	3,302,743	3,310,371

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2003	$4,475,996	$1,391,723	$45,330,975	$(4,600,167)	$1,166,730	$47,765,257

Comprehensive income:
Net income	—	—	4,267,333	—	—	4,267,333
Other comprehensive income, net of tax effect of $112,927:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(219,212)	(219,212)

Total comprehensive income						4,048,121

Cash dividends declared ($0.37 1/2 per share)	—	—	(1,240,710)	—	—	(1,240,710)

Purchase of treasury stock	—	—	—	(215,462)	—	(215,462)

Balance, September 30, 2004	$4,475,996	$1,391,723	$48,357,598	$(4,815,629)	$947,518	$50,357,206

Balance, December 31, 2004	$4,475,996	$1,391,723	$47,828,636	$(4,815,629)	$361,035	$49,241,761

Comprehensive income:
Net income	—	—	4,642,963	—	—	4,642,963
Other comprehensive income, net of tax effect of $265,371:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	(515,131)	(515,131)

Total comprehensive income						4,127,832

Cash dividends declared ($0.39 per share)	—	—	(1,287,221)	—	—	(1,287,221)

Purchase of treasury stock	—	—	—	(291,641)	—	(291,641)

Balance, September 30, 2005	$4,475,996	$1,391,723	$51,184,378	$(5,107,270)	$(154,096)	$51,790,731

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2005	2004
Operating activities
Net income	$4,642,963	$4,267,333
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	258,833	612,483
Depreciation	593,079	580,196
Amortization and accretion, net	298,993	551,961
Investment securities losses, net	—	3,309
Net gains on other real estate	(89,869)	(111,551)
Changes in assets and liabilities:
(Increase) decrease in other assets	(101,503)	150,890
Increase in other liabilities	129,087	46,743

Net cash provided by operating activities	5,731,583	6,101,364

Investing activities
Principal collections and maturities of investment securities:
Held-to-maturity	2,737,000	1,982,500
Available-for-sale	42,263,613	32,508,726
Proceeds from sales of investment securities held-to-maturity	—	—
Proceeds from sales of investment securities available-for-sale	4,373,125	2,657,209
Purchases of investment securities held-to-maturity	(1,438,414)	(1,926,441)
Purchases of investment securities available-for-sale	(55,818,378)	(33,749,316)
Net decrease (increase) in loans	118,585	(14,444,838)
Proceeds from sales of other real estate	376,846	85,904
Capital expenditures, net	(305,063)	(695,326)

Net cash used in investing activities	(7,692,686)	(13,581,582)

Financing activities
Net (decrease) increase in deposits	(22,988,823)	2,089,651
Net increase in federal funds purchased	1,319,000	1,072,000
Net (decrease) increase in U. S. Treasury demand note	(473,637)	380,088
Purchase of treasury stock	(291,641)	(215,462)
Dividends paid	(2,924,172)	(2,947,715)

Net cash (used in) provided by financing activities	(25,359,273)	378,562

Net decrease in cash and cash equivalents	(27,320,376)	(7,101,656)
Cash and cash equivalents at beginning of period	49,041,519	26,405,941

Cash and cash equivalents at end of period	$21,721,143	$19,304,285

Supplemental disclosure
Cash paid during the period
Interest	$3,119,586	$2,741,455
Income taxes	2,105,000	1,970,000
Noncash investing and financing activities
Broker receivable for security sales	$(4,373,125)	$—
Broker payable for security purchases	(1,981,680)	—
Real estate acquired through foreclosure	275,961	302,985
Loans made in connection with sales of foreclosed real estate	213,517	287,597

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of trends or results to be expected for the full year 2005. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2004 Form 10-K.

2.	Treasury Stock

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000 - 2004, the Company repurchased 276,648 shares on the open market and through private transactions at an average price of $17.41 per share. During the first nine months of 2005, the Company purchased an additional 10,747 shares at a purchase price of $27.14. Subsequent to September 30, 2005, the Company purchased another 58,400 shares at an aggregate purchase price of $1,649,803 or $28.25 per share. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $3,242,927. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

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

Description of Business

Southeastern Banking Corporation (the Company), with assets exceeding $377,671,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (SEB), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $377,671,184 at September 30, 2005, down $23,084,034 or 5.76% from year-end 2004 and $1,169,975 or 0.31% from September 30, 2004. The asset decline year-to-date ensued primarily from reductions in federal funds sold balances. Specifically, federal funds sold declined $31,118,000 and loans, $425,238; investment securities grew 7.85% or $9,254,415. Securities comprised approximately 37%, loans, 63%, and federal funds sold, 0%, of earning assets at September 30, 2005 versus 32%, 59%, and 9% at December 31, 2004. Overall, earning assets approximated 91% of total assets at September 30, 2005. During the year-earlier period, total assets grew $4,473,425 or 1.19%. Growth in the loan portfolio, particularly real estate and commercial balances, was the chief factor in the 2004 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities grew $9,254,415 or 7.85% since December 31, 2004. Purchases of securities during the nine-month period, including short-term securities with original maturities of 90 days or less, approximated $55,275,000, and redemptions, $45,001,000. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At September 30, 2005, mortgage-backed securities, corporates, and municipals comprised 24%, 9%, and 28% of the portfolio. Overall, securities comprised 37% of earning assets at September 30, 2005, up 500 basis points from year-end 2004 levels. The portfolio yield approximated 4.81% in 2005 year-to-date.

Management believes the credit quality of the investment portfolio remains sound, with 63.38% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at September 30, 2005. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at September 30, 2005. The weighted average life of the portfolio remained less than 4.0 years at September 30, 2005. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category September 30, 2005	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$50,456	$25	$425	$50,056
Mortgage-backed securities	30,889	110	481	30,518
Corporates	10,429	550	13	10,966

	91,774	685	919	91,540
Held-to-maturity:
States and political subdivisions	35,598	1,308	105	36,801

Total investment securities	$127,372	$1,993	$1,024	$128,341

As shown, the market value of the securities portfolio exceeded the cost basis at September 30, 2005; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, declined a negligible $268,549 since year-end 2004. The net loans to deposits ratio aggregated 68.99% at September 30, 2005 versus 64.40% at December 31, 2004, and 68.88% a year ago. The decline in loans outstanding resulted primarily from pay-downs on large commercial loans in the normal course of business. Overall, the commercial portfolio fell $4,833,231 at September 30, 2005 compared to December 31, 2004. Within the commercial portfolio, nonfarm real estate and agricultural loans fell $1,714,229 and $7,078,795 during the nine-month period; governmental and other commercial/industrial loans grew $1,717,391 and $2,242,402. Balances in the consumer portfolio also declined $2,324,002 or 13.27% at September 30, 2005 compared to year-end 2004; reduced demand was the chief element in the 2005 results. Although balances in the commercial and consumer portfolios declined, real estate - construction and residential mortgage loans grew 6.04% or $6,850,985 during 2005 year-to-date. The majority of the growth within the construction portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details.

Despite economic uncertainties within the Company’s markets, management remains optimistic that loan volumes will trend higher in 2005 than 2004. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During the same period last year, net loans grew 6.85% or $13,816,967. A $10,620,981 or 24.26% increase in real estate – construction loans was the main factor in the 2004 results. Loans outstanding are presented by type in the table on the next page.

Loans by Category	September 30, 2005	December 31, 2004	September 30, 2004
(In thousands)
Commercial, financial, and agricultural[1]	$82,953	$87,784	$90,522
Real estate – construction	60,452	56,471	54,392
Real estate – residential mortgage[2]	59,813	56,944	56,366
Consumer, including credit cards	15,185	17,510	18,710

Loans, gross	218,403	218,709	219,990
Unearned income	167	204	219

Loans, net	$218,236	$218,505	$219,771

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

The Company had no concentration of loans to borrowers engaged in any single industry that exceeded 10% of total loans for any of the periods presented. Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2005, real estate loans exceeded $166,000,000, and commitments to extend credit on such loans approximated $20,000,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $38,743,000 at September 30, 2005; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2005 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,373,000 at September 30, 2005, down $132,000 or 8.77% from year-end 2004 and 7.85% from September 30, 2004. As a percent of total assets, nonperforming assets totaled 0.36% at September 30, 2005 versus 0.38% at year-end 2004 and 0.39% a year ago. No material credits have been transferred or removed from nonaccrual status during 2005 year-to-date. Industry or individual concentrations within nonaccrual balances at September 30, 2005 included:

a)	Industry concentrations: Approximately 26% or $307,000 of nonaccrual balances at September 30, 2005 pertained to the shrimping industry; charge-offs on these particular loans approximated $64,000 during 2005 year-to-date. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At September 30, 2005, nonaccrual balances also included loans to one other borrower totaling $76,000. Due to the underlying collateral coverage, no significant losses, if any, are expected on this balance.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 3.65X the nonperforming loans balance at September 30, 2005 versus 3.87X at year-end 2004 and 3.31X a year ago. Significant activity within foreclosed real estate balances included foreclosure of one borrower’s residential real estate valued at $94,000 and sale of an unrelated $150,000 parcel. Management is unaware of any other material developments in nonperforming assets at September 30, 2005 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $809,000, or less than 1% of net loans, at September 30, 2005. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	September 30, 2005	December 31, 2004	September 30, 2004
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$302	$312	$439
Real estate – construction	28	33	35
Real estate – mortgage	726	556	632
Consumer, including credit cards	120	168	135

Total nonaccrual loans	1,176	1,069	1,241
Restructured loans[1]	—	—	—

Total nonperforming loans	1,176	1,069	1,241
Foreclosed real estate[2]	170	409	246
Other repossessed assets	27	27	3

Total nonperforming assets	$1,373	$1,505	$1,490

Accruing loans past due 90 days or more	$809	$876	$687

Ratios:
Nonperforming loans to net loans	0.54%	0.49%	0.56%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.63%	0.69%	0.68%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The nine-month provision for loan losses at September 30, 2005 totaled $258,833 which exceeded net charge-offs of $102,144 by $156,689. The comparable provision and charge-off amounts at September 30, 2004 were $612,483 and $340,740. Net charge-offs represented 0.06% of average loans at September 30, 2005 compared to 0.22% at September 30, 2004 and 0.40% in 2003. No single charge-off exceeded $64,000 at September 30, 2005. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Nine Months Ended September 30,	2005	2004	2003
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,134	$3,833	$3,601
Provision for loan losses	259	612	685
Charge-offs:
Commercial, financial, and agricultural	113	197	296
Real estate – construction	—	12	15
Real estate – mortgage	35	48	73
Consumer, including credit cards	155	256	344

Total charge-offs	303	513	728

Recoveries:
Commercial, financial, and agricultural	70	5	25
Real estate – construction	—	—	—
Real estate – mortgage	13	32	16
Consumer, including credit cards	118	135	134

Total recoveries	201	172	175

Net charge-offs	102	341	553

Allowance for loan losses at end of period	$4,291	$4,104	$3,733

Net loans outstanding[1] at end of period	$218,236	$219,771	$201,426

Average net loans outstanding[1] at end of period	$217,817	$208,063	$182,963

Ratios:
Allowance to net loans	1.97%	1.87%	1.85%

Net charge-offs to average loans	0.06%	0.22%	0.40%

Provision to average loans	0.16%	0.39%	0.50%

Recoveries to total charge-offs	66.34%	33.53%	24.04%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at September 30, 2005.

Other Commitments

Other than construction of a permanent branch building to replace the temporary facility in Brunswick, Georgia, renovation of other SEB offices, and the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of September 30, 2005. Planning for the permanent branch building and the software purchase have not been finalized, and potential capital expenditures cannot yet be estimated.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2005, loans1 and investment securities with carrying values exceeding $104,573,000 and $7,543,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 90% of the funding base at September 30, 2005, virtually unchanged from 2004 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $7,276,574 at September 30, 2005 versus $6,431,211 at year-end 2004. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2005 totaled $3,000,000, of which $957,574 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $21,681,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at September 30, 2005, unused borrowings approximated $55,389,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits declined $22,988,823 or 6.78% since year-end 2004. Interest-bearing deposits fell $30,087,915 or 11.18%, while noninterest-bearing deposits grew $7,099,092 or 10.11%. The majority of the decline in interest-bearing balances was due to seasonal variation in local government balances, particularly NOW accounts. Notably, customers have moved funds from savings during the current rising rate environment; savings balances have declined from 38.59% of interest-bearing balances to 37.19% in the last year. Overall, interest-bearing deposits comprised 75.57%, and noninterest-bearing deposits, 24.43%, of total deposits at September 30, 2005. The distribution of interest-bearing balances at September 30, 2005 and certain comparable quarter-end dates is shown in the table below:

	September 30, 2005		December 31, 2004		September 30, 2004
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$77,548	32.44%	$98,352	36.55%	$78,239	31.04%
Savings	88,902	37.19%	95,414	35.45%	97,276	38.59%
Time certificates < $100,000	46,282	19.36%	45,256	16.82%	45,908	18.21%
Time certificates >= $100,000	26,303	11.01%	30,101	11.18%	30,670	12.16%

Total interest-bearing deposits	$239,035	100.00%	$269,123	100.00%	$252,093	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $26,307,000 and $36,468,000 of the overall deposit base at September 30, 2005 and December 31, 2004. Brokered deposits totaled $594,000 at both September 30, 2005 and year-end 2004.

Approximately 80% of time certificates at September 30, 2005 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at September 30, 2005, unchanged from year-end 2004. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $224,000. Mortgage-backed securities were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at September 30, 2005:

	Repricing Within
Interest Rate Sensitivity September 30, 2005	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Securities[1]	$3,261	$4,911	$90,551	$28,649	$127,372
Loans, gross[2]	124,292	19,365	70,114	3,456	217,227
Other assets	1,112	—	—	—	1,112

Total interest rate sensitive assets	128,665	24,276	160,665	32,105	345,711

Interest Rate Sensitive Liabilities
Deposits[3]	$179,462	44,924	14,589	60	239,035
U.S. Treasury demand note	958	—	—	—	958
Federal funds purchased	1,319	—	—	—	1,319
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	181,739	44,924	19,589	60	246,312

Interest rate sensitivity gap	$(53,074)	$(20,648)	$141,076	$32,045	$99,399

Cumulative gap	$(53,074)	$(73,722)	$67,354	$99,399

Ratio of cumulative gap to total rate sensitive assets	(15.35)%	(21.32)%	19.48%	28.75%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	70.80%	67.48%	127.35%	140.35%

Cumulative gap at December 31, 2004	$(59,503)	$(71,138)	$54,244	$91,758

Cumulative gap at September 30, 2004	$(73,191)	$(90,127)	$43,988	$88,654

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position ($ in thousands) remained negative through the short-term repricing intervals at September 30, 2005, totaling $(53,074) at three months and $(73,722) through one year. Excluding traditionally nonvolatile NOW and premium savings balances from the gap calculation, the cumulative gap at September 30, 2005 totaled $85,149 at three months and $64,501 at twelve months. The widening of the one year gap position at September 30, 2005 versus year-end 2004 was largely attributable to reductions in federal funds sold. Other than seasonal variations, primarily in deposit balances, no significant changes are anticipated in the gap position during the remainder of 2005. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	September 30, 2005	December 31, 2004	September 30, 2004
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$51,945	$48,881	$49,410
Intangible assets and other adjustments	(579)	(623)	(637)

Total Tier 1 capital	51,366	48,258	48,773

Tier 2 capital:
Portion of allowance for loan losses	3,067	3,201	3,106
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,067	3,201	3,106

Total risk-based capital	$54,433	$51,459	$51,879

Risk-weighted assets	$244,337	$255,110	$247,450

Risk-based ratios:
Tier 1 capital	21.02%	18.92%	19.71%

Total risk-based capital	22.28%	20.17%	20.97%

Tier 1 leverage ratio	13.39%	12.34%	12.92%

Realized shareholders’ equity to assets	13.75%	12.21%	13.08%

Book value per share grew $0.98 or 6.63% during the first nine months of 2005 to $15.77. Dividends declared totaled $0.39, up 4.00% or $0.015 from 2004. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $515,131 at September 30, 2005 compared to year-end 2004. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2004, the Company repurchased 276,648 shares on the open market and through private transactions at an average price of $17.41 per share. During the first nine months of 2005, the Company purchased an additional 10,747 shares at a purchase price of $27.14. Subsequent to September 30, 2005, the Company purchased another 58,400 shares at an aggregate purchase price of $1,649,803 or $28.25 per share. The maximum consideration available for additional treasury purchases, at prices to be determined in the future, is $3,242,927. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 75% or $2,184,480 of the $2,912,000 in cash dividends available to the Company in 2005 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2005 third quarter totaled $1,701,483, up $222,772 or 15.07% from September 30, 2004 and up 8.89% from June 30, 2005. On a per share basis, quarterly earnings totaled $0.52 at September 30, 2005 versus $0.45 at September 30, 2004 and $0.47 at June 30, 2005. Year-to-date, net income grew $375,630 or 8.80% to $4,642,963 at September 30, 2005 from $4,267,333 in 2004. Similarly, per share income for the nine-month period improved $0.12 to $1.41 at September 30, 2005 from $1.29 in 2004. The return on beginning equity for the nine-month period totaled 12.66% at September 30, 2005 versus 12.21% in 2004. Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Net interest income increased $386,608 or 8.84% during the third quarter of 2005 compared to 2004. For the year-to-date period, net interest income grew $1,016,050 or 7.91% from 2004. The net interest margin approximated 5.32% at September 30, 2005 versus 5.11% a year ago; the interest rate spread, 4.89% versus 4.77%. Interest earnings on loans, federal funds sold, and other earning assets improved $1,467,797, $295,724, and $9,348 from same period results in 2004 while earnings on investment securities fell 5.87% or $247,422. Overall improvements in asset yields and, to a lesser extent, shifts in earning assets, precipitated the 2005 results. On average, asset yields totaled 6.46% at September 30, 2005, up 37 basis points from 2004; see the interest differential table on page 20 for more details on changes in interest income attributable to volume and rates at September 30, 2005 versus 2004. Interest expense on deposits and other borrowed funds increased $224,524 or 26.37% during the 2005 third quarter versus 2004 and $509,397 year-to-date. Cost of funds increased 25 basis points from 2004 levels, totaling 1.57% at September 30, 2005 versus 1.32% at September 30, 2004. The jump in cost of funds resulted primarily from higher deposit rates, particularly on NOW and money market accounts, at September 30, 2005 compared to 2004. Given the rising rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to continue increasing as deposits and other funds reprice at higher levels. Anticipated loan growth in Brunswick and other markets is expected to alleviate declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve in 2005; variable loans comprised approximately 52% of total loans at September 30, 2005.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2005			2004
Average Balances[6] Nine Months Ended September 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$217,817	$12,616	7.72%	$208,063	$11,122	7.13%
Federal funds sold	17,796	368	2.76%	9,479	72	1.01%
Taxable investment securities[3]	92,036	2,849	4.13%	97,681	3,073	4.19%
Tax-exempt investment securities[3,4]	33,887	1,697	6.68%	34,485	1,733	6.70%
Other assets	1,157	37	4.26%	994	28	3.76%

Total interest-earning assets	$362,693	$17,567	6.46%	$350,702	$16,028	6.09%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$88,392	$914	1.38%	$81,983	$559	0.91%
Savings	93,147	615	0.88%	95,943	639	0.89%
Time deposits	75,748	1,328	2.34%	77,648	1,158	1.99%
Federal funds purchased	105	3	3.81%	128	2	2.08%
U. S. Treasury demand note	567	12	2.82%	581	4	0.96%
Federal Home Loan Bank advances	5,000	224	6.00%	5,000	225	6.00%

Total interest-bearing liabilities	$262,959	$3,096	1.57%	$261,283	$2,587	1.32%

Excess of interest-earning assets over interest-bearing liabilities	$99,734			$89,419

Interest rate spread			4.89%			4.77%

Net interest income		$14,471			$13,441

Net interest margin			5.32%			5.11%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Includes loan fees.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2005 and 2004. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1]	2005 Compared to 2004 Increase (Decrease) Due to
Nine Months Ended September 30,	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$537	$957	$1,494
Federal funds sold	100	196	296
Taxable investment securities	(175)	(49)	(224)
Tax-exempt investment securities[3]	(30)	(6)	(36)
Other interest-earning assets	5	4	9

Total interest income	437	1,102	1,539

Interest expense
Interest-bearing demand deposits[4]	47	308	355
Savings	(19)	(5)	(24)
Time deposits	(29)	199	170
Federal funds purchased	—	1	1
U.S. Treasury demand note	—	8	8
Federal Home Loan Bank advances	—	(1)	(1)

Total interest expense	(1)	510	509

Net change in net interest income	$438	$592	$1,030

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.

Noninterest Income and Expense

Noninterest income grew $23,281 or 2.45% during the third quarter of 2005 compared to 2004 but declined $139,318 year-to-date. A $19,656 increase in commissions on sales of insurance and investment products through our Raymond James affiliation and a $27,502 or 29.29% improvement in mortgage origination fees, offset by a $45,323 or 6.92% decline in service charges on deposit accounts, were the leading factors in the quarterly results. Year-to-date, a $191,783 or 9.98% decline in service charges on deposit accounts was the main factor; the majority, or 62%, of the service charge decline was attributable to reduced volume of NSF fees. The other operating portion of noninterest income grew $49,156 or 5.37% year-to-date. By type and amount, the chief components of other operating income at September 30, 2005 were mortgage origination fees, $386,065; surcharge fees – ATM, $120,828; commissions on the sale of credit life insurance, $84,808; income on sale of check products, $109,499; and safe deposit box rentals, $53,751. Together, these five income items comprised 78.32% of other operating income at September 30, 2005. In 2004, these same five income components comprised 76.52% of other operating income. Overall, noninterest expense increased $626,767 or 7.02% in 2005 year-to-date. Personnel costs accounted for virtually the entire increase. The 2005 increase ensued largely from additional staff in various administrative and other managerial positions. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2005. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2004. When compared to the prior year, net occupancy and equipment expense increased 3.19% or $58,565 during the first nine months of 2005 compared to 2004. Costs associated with the Company’s new branch facility in Brunswick, Georgia, operational since November 2004, accounted for the bulk of the 2005 – 2004 fluctuation. Other operating expenses remained flat at September 30, 2005 compared to 2004. Besides advertising expense, which approximated $187,000 in 2005 and $182,000 in 2004, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2005 or 2004. Costs associated with the Company’s Brunswick facility and additional staff, as discussed above, are expected to increase noninterest expense approximately $550,000 in 2005 compared to 2004.

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

Part II - Other Information

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Treasury purchases made during the quarter and nine months ended September 30, 2005 are summarized in the table below:

Share Repurchases – Nine Months Ended September 30, 2005	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1,2]
January 1 – July 31	—	—	—	$5,184,371
August 1 - 31	5,947	$27.09	5,947	5,023,296
September 1 - 30	4,800	27.20	4,800	4,892,730

Total	10,747	$27.14	10,747

[1]	The Board of Directors approved the repurchase of up to $10,000,000 in Company common stock at its December 9, 2003 meeting. This action increased the previous repurchase resolution of $7,000,000, which was approved by the Company’s Board on March 14, 2000 and had a remaining balance of $2,399,833. There is no expiration date for the treasury authorization.
[2]	Subsequent to September 30, 2005, the Company purchased another 58,400 shares at an aggregate price of $1,649,803 or $28.25 per share. The maximum consideration available for additional treasury purchases is $3,242,927. See note 2 to the consolidated financial statements for more details.

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

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on October 24, 2005, announcing its earnings for the third quarter of 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date:	November 14, 2005