Form 10-K
period 2005-12-31
SOUTHEASTERN BANKING CORP
filed 2006-04-03
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                 Accelerated filer  ☐                                                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates on June 30, 2005 was approximately $58,729,000 (based on a per share price of $26.50 on over-the-counter trades executed by principal market-makers).

As of March 15, 2006, the Registrant had 3,235,002 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 are incorporated by reference in Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2006 are incorporated by reference in Part III.

Part I

Part II

Part III

Part IV

Item 15.	Exhibits, Financial Statement Schedules	53

Signatures		54

PART I

Item 1. Business.

1. History and Organization. Southeastern Banking Corporation (the “Company”) and its wholly-owned subsidiary, Southeastern Bank (“SEB”), provide a full line of commercial and retail services to meet the financial needs of individual, corporate, and government customers in southeast Georgia and northeast Florida. The Company’s corporate offices are located at 1010 Northway Street, Darien, Georgia.

The Company was formed in 1980 to serve as the parent holding company of its then sole subsidiary bank, The Citizens Bank, Folkston, Georgia, which later changed its name to Southeastern Bank. In 1983, the Company acquired The Darien Bank, Darien, Georgia. Since 1983, the Company has acquired three additional financial institutions in the southeast Georgia market. These acquisitions were consummated by merging the acquired bank with SEB; the acquired banks were subsequently converted to branches of SEB. In this manner, the Company acquired The Camden County State Bank, Woodbine, Georgia, in 1984; the Jeff Davis Bank, Hazlehurst, Georgia, in 1986; and the Nicholls State Bank, Nicholls, Georgia, in 1988. In 1990, SEB merged with and into The Darien Bank, with The Darien Bank being the surviving bank in the merger operating under its 1888 Charter. Immediately, The Darien Bank changed its name to “Southeastern Bank.” SEB is a state banking association incorporated under the laws of the State of Georgia.

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

In February 2003, the Company opened a loan production office in Brunswick, Georgia. In November 2004, a full service banking facility was opened in Brunswick, and the loan production office closed.

SBC Financial Services, the Company’s subsidiary which formerly offered insurance agent and investment brokerage services, is now inactive. Insurance and investment services are now being offered directly by SEB.

Item 1A. Risk Factors

Our business is subject to certain risks, including those described below. The risks below do not describe all risks applicable to our business and are intended only as a summary of certain material factors that affect our operations in our industry and markets. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

We face strong competition from other financial services providers.

We operate in a highly competitive market for the products and services we offer. The competition among financial services providers to attract and retain customers is strong. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints and some have lower cost structures. While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market.

Our business is subject to the success of the economic conditions of the United States and the markets in which we operate.

The success of our business and earnings is affected by general business and economic conditions in the United States and our market areas, particularly Southeast Georgia and Northeast Florida. If the communities in which we operate do not grow as anticipated or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively impacted. An economic downturn, an increase in unemployment, or other events that affect household and/or corporate incomes either nationally or locally could decrease the demand for loans and our other products and services and increase the number of customers who fail to pay interest or principal on their loans. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2005, approximately 78% of our total loans were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In the future, we may not have the benefit of a favorable interest rate environment or a strong real estate market. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market areas.

Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in Southeast Georgia and Northeast Florida our success will depend significantly upon the economic conditions in those areas. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.

Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume, delinquencies and non-accruals, national and local economic conditions and other pertinent information. However, those established loan loss reserves may prove insufficient. If we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance may increase our cost of funds.

Departures of our key personnel may harm our ability to operate successfully.

Our success has been and continues to be largely dependent upon the services of our senior management team, including our senior loan officers, and our board of directors, many of whom have significant relationships with our customers. Our continued success will depend, to a significant extent, on the continued service of these key personnel. The prolonged unavailability or the unexpected loss of any of them could have an adverse effect on our financial condition and results of operations. We cannot be assured of the continued service of our senior management team or our board of directors with us.

We may face risks with respect to the future expansion of our business.

As we expand our business in the future into new and emerging markets, we may also consider and enter into new lines of business or offer new products or services. Such expansion involves risks, including:

•	entry into new markets where we lack experience;

•	the introduction of new products or services into our business with which we lack experience;

•	the time and cost associated with identifying and evaluating potential markets, products and services, hiring experienced local management and opening new offices;

•	potential time lags between preparatory activities and the generation of sufficient assets and deposits to support the costs of expansion; and

•	the estimates and judgments used to evaluate market risks with respect to new markets, products and services may not be accurate.

Future growth may require us to raise additional capital, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will continue to satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance. Accordingly, we cannot ensure our ability to raise additional capital if needed on favorable terms. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Many of these regulations are intended to protect depositors, the public and the FDIC rather than shareholders. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq, that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

The monetary policies and laws of the United States, including interest rate policies of the Federal Reserve Board, could affect our earnings.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part our cost of funds for lending and investing and our return on those loans and investments, both of which affect our net interest margin. They can also materially affect the value of financial instruments we hold. Changes in interest rates by the Federal Reserve may affect our level of interest income and interest expense. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income. In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans, which are a major component of our loan portfolio.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. Changes in Federal Reserve Board policies and laws are beyond our control and hard to predict.

Fluctuations in our expenses and other costs may hurt our financial results.

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, we must successfully manage such expenses. As our business develops, changes or expands, additional expenses can arise.

We must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Various domestic or international military or terrorist activities or conflicts could affect our business and financial condition.

Acts or threats of war or terrorism, actions taken by the United States or other governments in response to such acts or threats could negatively affect business and economic conditions in the United States. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and results of operations could be adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including war in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that we cannot predict.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 27% of our outstanding common stock as of December 31, 2005. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

The trading volume in our common stock has been low, and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

The trading volume in our common stock has been relatively low. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We, therefore, can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

Our ability to pay dividends is limited and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of ther Bank subsidiaries to pay dividends to the Company is limited by its obligation to maintain sufficient capital and by other general restrictions on their dividends that are applicable to Georgia banks and banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

Item 1B. Unresolved Staff Comments

None

2. Business. SEB, the Company’s commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and ATM network in southeast Georgia and northeast Florida. SEB’s primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. Through an affiliation with Raymond James Financial Services, SEB also provides insurance agent and investment brokerage services. At December 31, 2005, SEB operated sixteen full-service banking offices with total assets exceeding $389,000,000. A list of SEB offices is provided in Part I, Item 2.

The Federal Reserve Bank of Atlanta is the principal correspondent of SEB; virtually all checks and electronic payments are processed through the Federal Reserve. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama.

At December 31, 2005, the Company and its subsidiaries had 157 full-time employees and 15 part-time employees.

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

A number of obligations and restrictions imposed on bank holding companies and their bank subsidiaries by federal law and regulatory policy are designed to reduce potential loss exposure to bank depositors and to the FDIC insurance fund in the event of actual or possible default. For example, under Federal Reserve policy with respect to bank holding company operations, the Company is expected to serve as a source of financial strength to, and commit resources to support, SEB where it might refuse absent such policy. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the applicable institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as those terms are defined under regulations issued by each of the federal banking agencies. The Company and SEB are considered “well-capitalized” by their respective federal banking regulators. The Company’s capital position is delineated in Note 15 to the consolidated financial statements and in the Capital Adequacy section of Part II, Item 7.

There are various legal and regulatory limits on the amount of dividends and other funds SEB may pay or otherwise supply the Company. Additionally, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice.

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

5. Securities Exchange Act Reports. Through its Internet website at www.southeasternbank.com, the Company provides a direct link to its Securities and Exchange Act filings. Reports accessible from this link include annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

Item 2. Properties.

Company Property. The Company’s executive offices are located in SEB’s main banking office at 1010 Northway Street, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has fifteen other banking offices in northeast Florida and southeast Georgia as shown in the table below:

Banking Offices

Florida	542238 US Highway 1 Nassau County Callahan, Florida 32011	463128 State Road 200 Nassau County Yulee, Florida 32097

7964 W. County Road 108 Nassau County Hilliard, Florida 32046

Georgia	755 Scranton Road Glynn County Brunswick, Georgia 31525 620 S. Peterson Street Coffee County Douglas, Georgia 31533 Highway 17 McIntosh County Eulonia, Georgia 31331	1501 GA Highway 40 East Camden County Kingsland, Georgia 31548 110 Bacon Street Brantley County Nahunta, Georgia 31553 910 Van Streat Highway Coffee County Nicholls, Georgia 31554

Banking Offices, continued:

Georgia	101 Love Street Charlton County Folkston, Georgia 31537	2004 Highway 17 Bryan County Richmond Hill, Georgia 31324

	14 Hinson Street Jeff Davis County Hazlehurst, Georgia 31539	2512 Osborne Road Camden County St. Marys, Georgia 31558

	107 E. Main Street Brantley County Hoboken, Georgia 31542	414 Bedell Avenue Camden County Woodbine, Georgia 31569

The Company owns all of its main office and branch facilities except its Brunswick facility. The Brunswick facility is a temporary branch building leased from a third party. Additionally, general office space is leased in Brunswick from another third party. The annual lease expense for the Brunswick office space and branch facility approximates $77,000; the remaining term of the leases is less than one year. See Note 5 to the consolidated financial statements for further property information.

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

The table on the next page sets forth the high and low sales prices and the cash dividends declared on the Company’s common stock during the periods indicated.

Market Sales Price & Dividends Declared	Quarter	Sales Price		Dividends Declared
		High	Low
2005	4th	$28.25	$27.50	$0.63
	3rd	28.50	26.50	0.13
	2nd	28.00	25.00	0.13
	1st	28.00	25.00	0.13
2004	4th	26.25	25.10	0.625
	3rd	27.25	25.00	0.125
	2nd	27.45	24.75	0.125
	1st	26.00	24.00	0.125
2003	4th	25.90	22.00	0.64
	3rd	22.00	20.50	0.12
	2nd	24.50	19.00	0.12
	1st	20.50	17.76	0.12

The Company had approximately 500 shareholders of record at December 31, 2005.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared a special dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular and special cash dividends. See the Capital Adequacy section of Part II, Item 7 for more details.

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. The amount of cash dividends available from SEB for payment in 2006 without such prior approval is approximately $3,246,000.

The Company manages capital through dividends and share repurchases authorized by the Board of Directors. Capital needs are assessed based on expected growth and the current economic climate. In 2005, the Company repurchased 69,147 shares at an aggregate price of $1,941,444 and in 2004, 8,390 shares at an aggregate price of $215,462. As of December 31, 2005, the Company was authorized to purchase treasury shares valued at $3,242,927 under current Board resolutions. There is no expiration date for the treasury authorization.

Treasury purchases made during 2005 are summarized in the table below:

Share Repurchases - 2005	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January - July	—	—	—	$5,184,371
August	5,947	$27.09	5,947	5,023,296
September	4,800	27.20	4,800	4,892,730
October	58,400	28.25	58,400	3,242,927
November - December	—	—	—	3,242,927

Total	69,147	$28.08	69,147

Item 6. Selected Consolidated Financial Data.

Selected financial data for the last five years is provided in the table below:

Financial Data	2005	2004	2003	2002	2001
(Dollars in thousands except per share data)
At December 31:
Total assets	$388,691	$400,755	$374,368	$378,140	$355,215
Loans, net of unearned income	223,791	218,505	205,680	174,981	163,348
Allowance for loan losses	4,311	4,134	3,833	3,601	3,135
Investment securities	117,376	117,884	131,759	153,323	157,620
Deposits	328,801	339,310	316,963	317,848	298,707
Long-term debt	5,000	5,000	5,000	5,000	5,000
Treasury stock	6,757	4,816	4,600	4,124	3,248
Realized stockholders’ equity	50,089	48,881	46,599	45,193	44,656

For the Year:
Net interest income	$18,610	$17,275	$16,385	$15,333	$14,616
Provision for loan losses	340	807	968	1,074	1,200
Net income	6,475	5,803	5,201	4,759	4,097
Common dividends paid	3,352	3,361	3,383	3,430	1,842

Per Common Share:
Basic earnings	$1.97	$1.75	$1.56	$1.42	$1.21
Dividends declared	1.02	1.00	1.00	1.00	1.00
Book value	15.48	14.79	14.07	13.56	13.19

Financial Ratios:
Return on average assets	1.67%	1.53%	1.42%	1.30%	1.15%
Return on beginning equity	13.25	12.45	11.51	10.66	9.16
Tier 1 capital ratio	19.73	18.92	19.06	20.76	23.45
Total capital ratio	20.98	20.17	20.32	22.01	24.71
Tier 1 leverage ratio	13.10	12.34	12.56	12.14	12.32

The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchases made from 2001 - 2005.

Business Combinations and Divestitures/New Offices

The financial data in the table above reflects the following developments:

•	In November 2004, the Company opened a full service branch facility in Brunswick, Georgia and closed its loan production office that was opened in 2003. In 2004, approximately $12,000,000 of new loan production was attributable to the Brunswick market and in 2003, approximately $16,000,000.

•	On January 31, 2002, the Company acquired the Richmond Hill office of Valdosta, Georgia-based Park Avenue Bank. The Company received certain loans, property and equipment, and other assets with fair values of approximately $12,201,000, while assuming deposits and other liabilities totaling approximately $4,270,000. Cash balances applied towards the purchase approximated $8,000,000. A deposit premium of $100,000 was recorded in conjunction with the transaction.

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

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation, with assets exceeding $388,600,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank, the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

FINANCIAL CONDITION

Consolidated assets totaled $388,691,172 at year-end 2005, down $12,064,046 or 3.01% from December 31, 2004. The asset decline in 2005 ensued primarily from reductions in federal funds sold balances. Specifically, federal funds sold declined $16,115,000 and investment securities, $508,000; loans grew $5,110,172 or 2.38%. Loans comprised approximately 63%, securities, 33%, and federal funds sold, 4%, of earning assets at December 31, 2005 versus 59%, 32%, and 9% at December 31, 2004. Overall, earning assets approximated 91% of total assets at both December 31, 2005 and 2004. During the year-earlier period, total assets grew $26,387,484 or 7.05%. Growth in federal funds sold and the loan portfolio, particularly real estate – construction balances, was the chief factor in the 2004 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $508,000 or 0.43% at December 31, 2005 compared to 2004. Purchases of securities during 2005 approximated $57,257,000 and sales and other redemptions, $53,891,000. The Company recognized a loss of $76,750 on the sale of Agency securities approximating $3,000,000 in 2005; these securities were sold to improve the overall yield of the portfolio. In 2004, the Company recognized a net gain of $124,094 on the sale of securities approximating $10,075,000; the sale of these securities, primarily corporates and Agencies, was prompted by then-favorable market conditions. The remaining redemptions were attributable to various issuers’ exercise of call options and other prepayments as a result of the interest rate environment as well as maturities in the normal course of business. The effective repricing of securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At December 31, 2005, mortgage-backed securities, corporates, and municipals comprised 24%, 7%, and 29% of the portfolio and at December 31, 2004, 29%, 11%, and 31%. Overall, securities comprised 33% of earning assets at December 31, 2005, virtually unchanged from 32% at December 31, 2004. The portfolio yield approximated 4.83% in 2005, down 4 basis points from 2004.

Management believes the credit quality of the investment portfolio remains sound, with 63.24% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at December 31, 2005. All of the Company’s corporate bonds were rated “A” or higher by at least one nationally recognized rating agency at December 31, 2005. The weighted average life of the portfolio was less than 3.25 years at year-end 2005. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category December 31,	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)

Available-for-sale:
U. S. Government agencies
2005	$46,668	$—	$722	$45,946
2004	34,381	54	72	34,363
2003	42,406	548	93	42,861

Mortgage-backed securities
2005	29,014	67	796	28,285
2004	33,940	231	305	33,866
2003	33,996	388	139	34,245

Corporate bonds
2005	8,152	436	27	8,561
2004	12,027	643	3	12,667
2003	16,173	1,064	—	17,237

Total available-for-sale
2005	83,834	503	1,545	82,792
2004	80,348	928	380	80,896
2003	92,575	2,000	232	94,343

Held-to-maturity:
State and municipal securities
2005	34,585	953	157	35,381
2004	36,989	1,823	42	38,770
2003	37,416	2,296	35	39,677

Total investment securities:
2005	$118,419	$1,456	$1,702	$118,173
2004	117,337	2,751	422	119,666
2003	129,991	4,296	267	134,020

As shown, the carrying value of the investment portfolio reflected $246,034 in net unrealized losses at December 31, 2005; refer to Note 2 of the consolidated financial statements and the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

The distribution of maturities and the weighted average yields of investment securities at December 31, 2005 are shown in the table on the next page. Actual maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations.

Maturity Distribution of Investment Securities December 31, 2005	1 Year or Less	1 – 5 Years	5 – 10 Years	After 10 Years	Total
(Dollars in thousands)

Distribution of maturities
Amortized cost:
U.S. Government agencies	$5,743	$38,072	$2,853	$—	$46,668
Mortgage-backed securities[1]	516	27,220	1,278	—	29,014
Corporate bonds	—	8,152	—	—	8,152
States and municipal securities	1,507	9,702	14,471	8,905	34,585

Total investment securities	$7,766	$83,146	$18,602	$8,905	$118,419

Fair value:
U.S. Government agencies	$5,706	$37,438	$2,802	$—	$45,946
Mortgage-backed securities[1]	512	26,552	1,221	—	28,285
Corporate bonds	—	8,561	—	—	8,561
States and municipal securities	1,504	9,938	14,866	$9,073	35,381

Total investment securities	$7,722	$82,489	$18,889	$9,073	$118,173

Weighted average yield:
U.S. Government agencies	3.57%	3.95%	4.52%	—	3.94%
Mortgage-backed securities[1]	3.91%	4.09%	4.59%	—	4.11%
Corporate bonds	—	6.04%	—	—	6.04%
States and municipal securities[2]	6.28%	6.69%	6.80%	6.26%	6.61%

Total investment securities	4.12%	4.52%	6.30%	6.26%	4.91%

[1]	Distribution of maturities for mortgage-backed securities is based on expected average lives which may differ from the contractual terms.
[2]	The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

Loans

Loans, net of unearned income, grew 2.42% or $5,287,131 since year-end 2004. The net loans to deposits ratio aggregated 68.06% at December 31, 2005 versus 64.40% and 64.89% at December 31, 2004 and 2003. Offsetting declines of $4,111,793 within other sectors of the portfolio, the real estate – construction and real estate – mortgage portfolios grew $8,078,588 and $1,271,761 in 2005. The majority of the growth within the construction portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate – construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Continuing 2004 gains, real estate – mortgage loans grew 2.24% at December 31, 2005 compared to 2004; these loans comprised 26% of the total portfolio at December 31, 2005. Overall, the commercial portfolio fell $1,528,399 or 1.74% at year-end 2005 compared to 2004. The decline in loans outstanding resulted primarily from pay-downs on large commercial loans in the normal course of business. Agricultural and governmental loans within the commercial portfolio fell $7,300,883 and $331,545; nonfarm real estate and other commercial/industrial loans grew $2,601,078 and $3,502,951. Balances in the consumer portfolio declined $2,583,394 or 14.75%; reduced demand was the chief element in the 2005 results.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2006. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, strong origination volume in the Company’s coastal markets is expected to continue. During 2004, net loans grew 6.23% or $12,824,124. A $12,700,380 or 29.02% increase in real estate – construction loans was the primary factor in the 2004 results. Loans outstanding are presented by type in the table below:

Loans by Category December 31,	2005	2004	2003	2002	2001
(In thousands)
Commercial, financial, and agricultural[1]	$86,256	$87,784	$86,078	$77,680	$56,065
Real estate – construction[3]	64,549	56,471	43,770	17,371	6,959
Real estate – residential mortgage[2,3]	58,215	56,944	54,782	55,614	70,361
Consumer, including credit cards	14,927	17,510	21,266	24,649	30,420

Loans, gross	223,947	218,709	205,896	175,314	163,805
Unearned income	156	204	216	333	457

Loans, net	$223,791	$218,505	$205,680	$174,981	$163,348

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate - mortgage are now being coded as real estate - construction. Comparable loans from 2001 have not been reclassified to reflect this change. The majority of real estate - construction loans are residential in nature.

The amount of commercial/financial/agricultural and real estate - construction loans outstanding at December 31, 2005, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below. The maturities shown are not necessarily indicative of future principal reductions or cash flow since each loan is evaluated at maturity and, in many instances, is renewed in part or total.

Loan Maturity and Interest Rate Sensitivity – Selected Loans December 31, 2005	Total	Within One Year	One-Five Years	After Five Years
(In thousands)

Loan maturity:
Commercial, financial, and agricultural[1]	$85,929	$40,782	$42,460	$2,687
Real estate – construction[1]	64,516	43,852	18,799	1,865

Total	$150,445	$84,634	$61,259	$4,552

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates			$34,581	$567
Floating or adjustable interest rates			26,678	3,985

Total			$61,259	$4,552

[1]	Excludes nonaccrual loans totaling approximately $327 and $33.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2005, approximately 78% of the loan portfolio was comprised of loans with real estate as the primary collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $40,142,000 at year-end 2005; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements. The Company did not fund or incur any losses on letters of credit in 2005 and 2004.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,494,000 at year-end 2005, down $11,407 or 0.76% from year-end 2004 and 6.39% from December 31, 2003. As a percent of total assets, nonperforming assets totaled 0.38% at both December 31, 2005 and 2004 and 0.63% at December 31, 2003. No material credits were transferred or removed from nonaccrual status during 2005. Industry or individual fluctuations within nonaccrual balances at December 31, 2005 included:

a)	Industry concentrations: Approximately 23% or $297,000 of nonaccrual balances at December 31, 2005 pertained to the commercial shrimping industry; charge-offs on these particular loans approximated $64,000 during 2005. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At December 31, 2005, nonaccrual balances also included loans to one other borrower totaling $89,000. Due to the underlying collateral coverage, no significant losses, if any, are expected on this balance.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 3.35X the nonperforming loans balance at December 31, 2005 versus 3.87X at year-end 2004 and 2.76X at year-end 2003. Significant activity within foreclosed real estate balances included foreclosure of one borrower’s residential real estate valued at $94,000 and sale of an unrelated $150,000 parcel. Management is unaware of any other material developments in nonperforming assets at December 31, 2005 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $579,000, or less than 1% of net loans, at year-end 2005. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets December 31,	2005	2004	2003	2002	2001
(Dollars in thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$327	$312	$691	$1,417	$1,275
Real estate – construction	33	33	60	—	—
Real estate – residential mortgage	818	556	560	517	588
Consumer, including credit cards	107	168	77	96	18

Total nonaccrual loans	$1,285	$1,069	$1,388	$2,030	$1,881
Restructured loans[1]	—	—	—	—	—

Total nonperforming loans	$1,285	$1,069	$1,388	$2,030	$1,881
Foreclosed real estate[2]	187	409	197	273	317
Other repossessed assets	22	27	11	91	14

Total nonperforming assets	$1,494	$1,505	$1,596	$2,394	$2,212

Accruing loans past due 90 days or more	$579	$876	$961	$1,448	$1,528

Ratios:
Nonperforming loans to net loans	0.57%	0.49%	0.67%	1.16%	1.15%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.67%	0.69%	0.78%	1.37%	1.35%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Nonperforming Assets – 2004 compared to 2003. Nonaccrual activity in 2004 included a $191,000 reduction in a large loan due to borrower sale of underlying collateral and an $86,000 charge-off on a separate commercial real estate loan. Notable activity within foreclosed real estate balances included foreclosure of a commercial parcel valued at $170,000 and sale of an unrelated $98,000 parcel at a book gain of $117,000.

Nonperforming Assets – 2003 compared to 2002 and 2001. The fluctuation in nonperforming asset balances at year-end 2003 versus 2002 resulted predominantly from agricultural-based loans. Specifically, nonaccrual balances in 2002 and 2001 included approximately $600,000 pertaining to an impaired agricultural loan collateralized by timber and farmlands. In March 2003, this loan was paid off; interest income recognized upon settlement totaled $112,000. Conversely, due to the decline in the shrimping industry, multiple loans to commercial fishermen totaling approximately $334,000 were converted to nonaccrual status during 2003. Although not reflected in period-end 2001 balances, an impaired real estate loan was reduced by a $300,000 charge to the allowance prior to foreclosure in February 2001. Impairment of the loan was based on the fair value of the underlying collateral, less estimated selling expenses, as determined by a third party appraisal. This property was sold to a third party in August 2001.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) income on the loan is recognized on a cash basis due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan placed on nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. The gross amount of interest income that would have been recorded in 2005, 2004, and 2003, if such loans had been accruing interest at their contractual rates, was $99,000, $154,000, and $168,000; interest income actually recognized totaled $65,000, $155,000, and $142,000. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower’s financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the footnotes accompanying the consolidated financial statements for more details on the Company’s accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The 2005 provision for loan losses totaled $339,833, which exceeded net charge-offs of $162,874 by $176,959. The comparable provision and charge-off amounts for 2004 were $807,483 and $506,086 and in 2003, $967,500 and $735,682. Net charge-offs represented 0.07% of average loans in 2005 compared to 0.24% in 2004 and 0.39% in 2003. Refer to the Nonperforming Assets section of this Analysis for details on specific charge-offs recognized the last few years. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table on the next page.

Allowance for Loan Losses Years Ended December 31,	2005	2004	2003	2002	2001
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,134	$3,833	$3,601	$3,135	$3,160
Provision for loan losses	340	807	968	1,074	1,200
Charge-offs:
Commercial, financial, and agricultural	126	339	391	146	698
Real estate – construction	28	12	29	2	—
Real estate – residential mortgage	35	71	106	198	132
Consumer, including credit cards	227	335	450	528	720

Total charge-offs	416	757	976	874	1,550

Recoveries:
Commercial, financial, and agricultural	76	11	31	21	38
Real estate – construction	—	—	1	—	—
Real estate – residential mortgage	19	47	20	5	13
Consumer, including credit cards	158	193	188	240	274

Total recoveries	253	251	240	266	325

Net charge-offs	163	506	736	608	1,225

Allowance for loan losses at end of period	$4,311	$4,134	$3,833	$3,601	$3,135

Net loans outstanding[1] at end of period	$223,791	$218,505	$205,680	$174,981	$163,348

Average net loans outstanding[1] at end of period	$218,211	$210,477	$187,789	$173,663	$164,402

Ratios:
Allowance to net loans	1.93%	1.89%	1.86%	2.06%	1.92%

Net charge-offs to average loans	0.07%	0.24%	0.39%	0.35%	0.75%

Provision to average loans	0.16%	0.38%	0.52%	0.62%	0.73%

Recoveries to total charge-offs	60.82%	33.16%	24.59%	30.43%	20.97%

[1]	Net of unearned income

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

Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. The unallocated component of the allowance reflects the margin for imprecisions in data and analytics inherent in most estimation processes. Based on its analyses, management believes the allowance was adequate at December 31, 2005.

The allowance is summarized by loan categories in the table below:

Allocation of Allowance for Loan Losses December 31,	2005	2004	2003	2002	2001
(Dollars in thousands)
Allocation of allowance by loan category:
Commercial, financial, and agricultural	$1,621	$1,764	$1,581	$1,843	$909
Real estate – construction	666	1,055	906	144	140
Real estate – residential mortgage	866	973	918	893	931
Consumer, including credit cards	687	323	385	449	841
Unallocated	471	19	43	272	314

Total	$4,311	$4,134	$3,833	$3,601	$3,135

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	38%	43%	41%	51%	29%
Real estate – construction	15%	26%	24%	4%	4%
Real estate – residential mortgage	20%	23%	24%	25%	30%
Consumer, including credit cards	16%	8%	10%	12%	27%
Unallocated	11%	—%	1%	8%	10%

Total	100%	100%	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	38%	41%	42%	44%	34%
Real estate – construction	29%	25%	21%	10%	4%
Real estate – residential mortgage	26%	26%	27%	32%	43%
Consumer, including credit cards	7%	8%	10%	14%	19%

Total	100%	100%	100%	100%	100%

As shown in the table above, growth in the allowance allocated to real estate – construction loans was primarily attributable to volume increases within that portfolio.

Other Commitments

Other than construction of a permanent branch building to replace the temporary facility in Brunswick, Georgia, renovation of other SEB offices, and the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of December 31, 2005. Estimated remaining costs associated with new construction and renovations in progress at December 31, 2005 were $1,800,000; costs associated with the new operating system, which will include both teller and deposit platforms, approximate $550,000.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2005, loans1 and investment securities with carrying values exceeding $112,812,000 and $7,725,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 92% of the funding base at December 31, 2005, virtually unchanged from 2004 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,355,559 at year-end 2005 versus $6,431,211 at December 31, 2004. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at year-end 2005 totaled $3,000,000, of which 45% was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at year-end 2005, unused borrowings approximated $57,145,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2006. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy and the Financial Condition section of this Analysis for details on unfunded loan commitments.

[1]	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits declined $10,508,802 or 3.10% since year-end 2004. Interest-bearing deposits fell $20,072,789 or 7.46%, while noninterest-bearing deposits grew $9,563,987 or 13.63%. Declines in SmartSaver and local government balances were the primary factors in the 2005 results. Savings declined $13,306,257, comprising 32.97% of interest-bearing balances at December 31, 2005 versus 35.45% at December 31, 2004; the current rising rate environment prompted the movement of funds from savings. The variation in local government balances, largely seasonal, was concentrated in NOW accounts. Overall, interest-bearing deposits comprised 75.75%, and noninterest-bearing deposits, 24.25%, of total deposits at December 31, 2005. The distribution of interest-bearing balances at December 31, 2005, 2004, and 2003 is shown in the table below:

Deposits December 31,	2005		2004		2003
	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$93,954	37.72%	$98,352	36.55%	$85,797	33.25%
Savings	82,107	32.97%	95,414	35.45%	94,189	36.51%
Time certificates < $100,000	46,891	18.83%	45,256	16.82%	49,300	19.11%
Time certificates >= $100,000	26,098	10.48%	30,101	11.18%	28,724	11.13%

Total interest-bearing deposits	$249,050	100.00%	$269,123	100.00%	$258,010	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $31,527,000 and $36,468,000 of the overall deposit base at December 31, 2005 and 2004. Brokered deposits totaled $594,000 at both December 31, 2005 and 2004.

As shown in the table below, approximately 76% of time certificates at December 31, 2005 were scheduled to mature within the next twelve months.

Maturities of Certificates of Deposit December 31, 2005	Balances
	< $100,000	>= $100,000	Total
(In thousands)
Months to maturity:
3 or less	$10,430	$9,833	$20,263
Over 3 through 6	9,294	1,981	11,275
Over 6 through 12	16,408	7,172	23,580
Over 12	10,759	7,112	17,871

Total	$46,891	$26,098	$72,989

The average balances table included in the Operations section of this Analysis provides detailed information about income/expense and rates paid on deposits for the last three years. The composition of average deposits for these same periods is shown below:

	2005		2004		2003
Composition of Average Deposits Years Ended December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Noninterest-bearing deposits	$76,832	23.30%	$67,526	20.89%	$61,018	19.66%
Interest-bearing demand deposits[1]	86,489	26.23%	82,001	25.37%	71,315	22.98%
Savings	91,412	27.72%	96,303	29.80%	98,103	31.61%
Time certificates	75,029	22.75%	77,378	23.94%	79,917	25.75%

Total	$329,762	100.00%	$323,208	100.00%	$310,353	100.00%

[1]	NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at year-end 2005, unchanged from 2004. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Interest expense on the advance approximated $300,000 in 2005 and 2004. Mortgage-backed securities with an aggregate carrying value of $5,310,124 were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at December 31, 2005.

	Repricing Within
Interest Rate Sensitivity December 31, 2005	0 - 3 Months	4 - 12 Months	One - Five Years	After Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$15,003	—	—	—	$15,003
Securities[1]	1,155	$6,657	$83,100	$27,507	118,419
Loans, gross[2]	130,012	19,564	70,170	2,916	222,662
Other assets	1,101	—		—	1,101

Total interest rate sensitive assets	147,271	26,221	153,270	30,423	357,185

Interest Rate Sensitive Liabilities
Deposits[3]	196,324	34,855	17,861	10	249,050
U.S. Treasury demand note	1,356	—	—	—	1,356
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	197,680	34,855	22,861	10	255,406

Interest rate sensitivity gap	$(50,409)	$(8,634)	$130,409	$30,413	$101,779

Cumulative gap	$(50,409)	$(59,043)	$71,366	$101,779

Ratio of cumulative gap to total rate sensitive assets	(14.11)%	(16.53)%	19.98%	28.49%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	74.50%	74.61%	127.94%	139.85%

Cumulative gap at December 31, 2004	$(59,503)	$(71,138)	$54,244	$91,758

Cumulative gap at December 31, 2003	$(73,160)	$(89,804)	$36,027	$82,296

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives, which may be different from the contractual terms.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position ($ in thousands) remained negative through the short-term repricing intervals at year-end 2005, totaling $(50,409) at three months and $(59,043) through one-year. Excluding traditionally nonvolatile NOW from the gap calculation, the cumulative gap at December 31, 2005 totaled $32,687 at three months and $24,053 at twelve months. Compared to 2004, the short-term gap position narrowed 17.00% at December 31, 2005. The narrowing of the short-term gap position at December 31, 2005 was primarily attributable to declines in savings and interest-bearing demand deposits. Other than seasonal variations, primarily in deposit balances, no significant changes are anticipated in the gap position during 2006. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At December 31, 2005, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 19.73%, 20.98%, and 13.10%. The Company is committed to maintaining its well-capitalized status.

The Company’s capital ratios for the most recent periods are presented in the table on the next page.

Capital Ratios December 31,	2005	2004	2003	2002	2001
(Dollars in thousands)

Tier 1 capital:
Realized shareholders’ equity	$50,089	$48,881	$46,599	$45,193	$44,656
Intangible assets and other adjustments	(565)	(623)	(703)	(853)	(905)

Total Tier 1 capital	49,524	48,258	45,896	44,340	43,751

Tier 2 capital:
Portion of allowance for loan losses	3,152	3,201	3,020	2,681	2,342
Allowable long-term debt	—	—	—	—	—

Total Tier 2 capital	3,152	3,201	3,020	2,681	2,342

Total risk-based capital	$52,676	$51,459	$48,916	$47,021	$46,093

Risk-weighted assets	$251,024	$255,110	$240,749	$213,596	$186,565

Risk-based ratios:
Tier 1 capital	19.73%	18.92%	19.06%	20.76%	23.45%

Total risk-based capital	20.98%	20.17%	20.32%	22.01%	24.71%

Tier 1 leverage ratio	13.10%	12.34%	12.56%	12.14%	12.32%

Realized shareholders’ equity to assets	12.86%	12.21%	12.49%	12.06%	12.60%

Book value per share grew 4.67% or $0.69 during 2005 to $15.48 at year-end. Dividends declared totaled $1.02, up a mere 2% or $0.02 from 2004 – 2001, but up 96% or $0.49 from 2000. The most significant factor affecting comparative results was an extraordinary dividend declared in the fourth quarters of 2005 – 2001; these dividends averaged $0.52. Although the Company’s continuing strong capital position enabled the payment of these dividends the last five years, management does not anticipate payment of extraordinary dividends on a permanent basis. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, declined $1,048,779 at year-end 2005 compared to 2004. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. In 2004, the Company purchased 8,390 shares on the open market and through private transactions at an average price of $25.68 per share, and in 2005, an additional 69,147 shares at an average price of $28.08. Since inception in 2000, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,235,002 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $3,242,927. Any acquisition of additional shares will be dictated by market conditions. In accordance with generally accepted accounting principles, no prior period amounts have been restated to reflect the treasury stock purchases.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. In 2005, SEB paid $4,912,640 in dividends to the Company. A $2,000,000 special dividend approved by the regulators enabled the Company, in turn, to pay the extraordinary dividend described in the preceding section. Cash dividends available from SEB for payment in 2006 without similar approval approximate $3,246,000. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

RESULTS OF OPERATIONS

Net income totaled $6,474,634 in 2005, up $671,170 or 11.56% from 2004. On a per share basis, net income grew $0.22 to $1.97 in 2005 from $1.75 in 2004. The return on beginning equity improved 80 basis points to 13.25% in 2005 from 12.45% in 2004. Similarly, the return on average assets totaled 1.67% in 2005 versus 1.53% in 2004. A 7.73% increase in net interest income was the overriding factor in the 2005 results. Earnings increased $602,443 or 11.58% in 2004 compared to 2003. An $889,681 or 5.43% increase in net interest income was the predominant factor in the 2004 results. Variations in net interest income and noninterest income/expense are further discussed in the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Selected ratios for the measurement of net income and equity are presented below:

Return on Equity and Assets Years Ended December 31,[1]	2005	2004	2003	2002	2001
Return on average assets	1.67%	1.53%	1.42%	1.30%	1.15%
Return on average equity	12.72%	11.89%	11.05%	10.37%	9.01%
Dividend payout ratio[2]	51.36%	56.96%	63.83%	70.29%	82.71%
Average equity to average assets ratio	13.10%	12.87%	12.90%	12.54%	12.76%

[1]	These ratios exclude the effects of mark-to-market accounting for investment securities.
[2]	Refer to the Capital Adequacy section of this Analysis for particulars on the Company’s dividend policy and the 2001 – 2005 dividend payouts.

Net Interest Income

Net interest income increased $1,335,584 or 7.73% in 2005 compared to 2004. The net interest margin approximated 5.40% in 2005 versus 5.13% in 2004; the interest rate spread, 4.94% versus 4.78%. Interest earnings on loans, federal funds sold, and other earning assets improved $2,045,551, $277,609, and $13,444 from 2004 while earnings on investment securities fell 4.17% or $230,827. Overall improvements in asset yields and, to a lesser extent, shifts in earning assets precipitated the 2005 results. On average, asset yields totaled 6.59% in 2005, up 47 basis points from 2004; see the interest differential table on page 24 for more details on changes in interest income attributable to volume and rates in 2005 versus 2004. Interest expense on deposits and other borrowed funds increased $770,193 or 22.02% in 2005 versus 2004. Cost of funds increased 31 basis points from 2004 levels, totaling 1.65% in 2005 versus 1.34% in 2004. The jump in cost of funds resulted primarily from higher deposit rates, particularly on NOW and time deposits, in 2005 compared to 2004. Given the rising rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to continue increasing as deposits and other funds reprice at higher levels. Anticipated loan growth in Brunswick and other markets is expected to alleviate declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve in 2006; variable loans comprised approximately 54% of total loans at December 31, 2005. Net interest income increased $889,681 or 5.43% in 2004 compared to 2003. Reductions in interest expense fueled the 2004 results.

The intense competition for loans and deposits continued in 2005 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last three years are provided in the table on the next page.

	2005			2004			2003
Average Balances[6] Years Ended December 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Cash and due from banks	$19,316			$17,806			$15,256
Interest-earning assets:
Loans, net[1,2,4]	218,211	$17,158	7.86%	210,477	$15,048	7.15%	187,789	$14,653	7.80%
Federal funds sold	14,710	424	2.88%	10,947	147	1.34%	10,483	116	1.11%
Taxable investment securities[3]	92,249	3,831	4.15%	95,493	4,016	4.21%	106,814	4,519	4.23%
Tax-exempt investment securities[3,4]	33,423	2,234	6.68%	34,451	2,310	6.71%	34,616	2,364	6.83%
Other interest-earning assets	1,150	51	4.43%	1,005	38	3.78%	1,035	42	4.06%

Total interest-earning assets	359,743	23,698	6.59%	352,373	21,559	6.12%	340,737	21,694	6.37%

Allowance for loan losses	(4,228)			(4,017)			(3,700)
Premises and equipment, net	9,086			8,969			8,513
Intangible and other assets	4,696			4,083			3,996
Unrealized (losses) gains on investment securities	(97)			1,197			2,615

Total Assets	$388,516			$380,411			$367,417

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$76,832			$67,526			$61,018
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	86,489	$1,251	1.45%	82,001	$789	0.96%	71,315	$874	1.23%
Savings	91,412	825	0.90%	96,303	857	0.89%	98,103	1,195	1.22%
Time deposits	75,029	1,868	2.49%	77,378	1,542	1.99%	79,917	2,082	2.61%
Federal funds purchased	187	8	4.01%	99	2	2.12%	327	5	1.53%
U.S. Treasury demand note	560	17	2.96%	632	8	1.22%	787	8	0.96%
Federal Home Loan Bank advances	5,000	300	6.00%	5,000	300	6.00%	5,000	300	6.00%

Total interest-bearing liabilities	258,677	4,269	1.65%	261,413	3,498	1.34%	255,449	4,464	1.75%

Other liabilities	2,156			1,882			2,160
Realized shareholders’ equity	50,912			48,800			47,064
Accumulated other comprehensive income (loss)	(61)			790			1,726

Total Liabilities and Shareholders’ Equity	$388,516			$380,411			$367,417

Excess of interest-earning assets over interest-bearing liabilities	$101,066			$90,960			$85,288

Interest rate spread			4.94%			4.78%			4.62%

Net interest income		$19,429			$18,061			$17,230

Net interest margin			5.40%			5.13%			5.06%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes loan fees and late charges of approximately $1,262,000, $1,426,000, and $1,449,000 in 2005, 2004, and 2003.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $819,000, $786,000, and $845,000 in 2005, 2004, and 2003. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[5]	Now and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2005 and 2004.

Interest Differential[1] Years Ended December 31,	2005 Compared to 2004 Increase (Decrease) Due to			2004 Compared to 2003 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
(In thousands)

Interest income
Loans[2,3]	$568	$1,542	$2,110	$1,709	$(1,314)	$395
Federal funds sold	64	213	277	6	25	31
Taxable investment securities	(135)	(50)	(185)	(479)	(24)	(503)
Tax-exempt investment securities[3]	(69)	(7)	(76)	(11)	(43)	(54)
Other interest-earning assets	6	7	13	(1)	(3)	(4)

Total interest income	434	1,705	2,139	1,224	(1,359)	(135)

Interest expense
Interest-bearing demand deposits[4]	45	417	462	113	(198)	(85)
Savings	(44)	12	(32)	(16)	(322)	(338)
Time deposits	(48)	374	326	(52)	(488)	(540)
Federal funds purchased[5]	3	3	6	(3)	—	(3)
U.S. Treasury demand note	(1)	10	9	(2)	2	—
Federal Home Loan Bank advances	—	—	—	—	—	—

Total interest expense	(45)	816	771	40	(1,006)	(966)

Net change in net interest income	$479	$889	$1,368	$1,184	$(353)	$831

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.
[5]	The entire change in net interest income attributable to the Company’s initial borrowings under these credit facilities has been allocated to the change in volume. Similarly, when these facilities are unutilized in subsequent years, the change in net interest income is allocated to the change in volume.

Noninterest Income and Expense

Noninterest income declined $331,431 or 8.58% in 2005 compared to 2004. A $200,844 decline in net gains/losses on investment securities and a $172,018 drop in service charges on deposit accounts were the major factors in the 2005 results. As discussed in the Financial Condition section of this Analysis, the Company recognized a $76,750 net loss on the sale of securities in 2005 versus a $124,094 net gain in 2004. Securities were sold during 2005 to improve the overall yield of the portfolio and in 2004, to capitalize on then-favorable market conditions. The service charge decline was attributable approximately 50 – 50 to reduced volume of NSF fees and recurring charges on noninterest-bearing deposits, including club accounts. The other operating portion of noninterest income grew $41,431 in 2005 compared to 2004; mortgage origination fees led the 3.40% improvement. By type and amount, the chief components of other operating income in 2005 were mortgage origination fees, $497,348; commissions on the sale of credit life insurance, $105,062; surcharge fees –ATM, $157,728; income on sale of check products, $152,083; and safe deposit box rentals, $73,327. Together, these five income items comprised 78.31% of other operating income in 2005. In 2004, these same five income components comprised 77.02% of other operating income. Overall, noninterest expense increased $464,468 or 3.87% in 2005. Personnel costs accounted for virtually the entire increase. The 2005 increase ensued largely from additional staff in various administrative and other managerial positions. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2005. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2005. Net occupancy and equipment expense declined 3.22% or $82,208 in 2005 after increasing 4.42% in 2004. The variation both years resulted largely from costs associated with technology programs. The 2005 decline was specifically attributable to reductions in amortization and other overhead on check imaging and similar programs; this reduction was partially offset by operational costs associated with the Company’s new branch facility in Brunswick, Georgia, operational since November 2004. Other operating expenses fell $135,777 or 5.29% in 2005 and 4.00% in 2004. Declines in legal and other professional expenses was the key element in the 2005 - 2004 fluctuation. Refer to Note 17 of the consolidated financial statements for more details on noninterest income and expense.

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

The Company must assess the likelihood that deferred tax assets will not be recovered from future taxable income, and to the extent recovery is deemed unlikely, establish a valuation allowance. Significant managerial judgment is necessarily required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. To the extent a valuation allowance is established or adjusted in a particular period, an expense must be included within the tax provision in the statement of income. See Note 11 to the consolidated financial statements for additional details on income taxes.

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

RECENT ACCOUNTING DEVELOPMENTS

The provisions of recent pronouncements and the related impact on the Company’s consolidated financial statements, if any, are discussed in the Recent Accounting Standards section of Note 1.

Various other accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

CORPORATE GOVERNANCE

Pursuant to The Sarbanes-Oxley Act of 2002 (the Act), the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “treasurer”), or persons acting in those capacities, are required to certify the Company’s financial statements. The legislation also requires public companies to report certain off-balance sheet transactions, as well as present any pro-forma disclosures in a straightforward manner. The new legislation also accelerates the required reporting of insider stock transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether they have adopted an ethics code for senior financial officers, and if not, why not, and whether the audit committee includes at least one “audit committee financial expert.” The Company believes that it has complied with each of the foregoing requirements except the last.

Although the audit committee includes directors presiding over their own businesses and actively engaged in financial matters, the Company does not believe that any of its current committee members qualify as a financial expert; however, a local certified public accountant well versed in financial matters serves on the audit committee of the Bank, and because all committee meetings are joint and the Bank is the predominant asset of the Company, the Company believes that it complies with the spirit of the Act.

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

Item 8. Financial Statements and Supplementary Data.

The response to this item commences on page 30. Selected Statistical Information is included within the management discussion in Part II, Item 7. Both the financial information and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiaries.

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

Selected Quarterly Financial Data 2005 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

Interest income	$5,929	$5,837	$5,728	$5,385
Interest expense	1,173	1,076	1,040	980
Net interest income	4,756	4,761	4,688	4,405
Provision for loan losses	81	33	133	93
Investment securities losses, net	(77)	—	—	—
Income before income tax expense	2,598	2,494	2,257	1,982
Net income	1,832	1,701	1,563	1,379
Basic earnings per common share	$0.56	$0.52	$0.47	$0.42

Selected Quarterly Financial Data 2004 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

Interest income	$5,349	$5,226	$5,156	$5,042
Interest expense	911	851	857	879
Net interest income	4,438	4,375	4,229	4,163
Provision for loan losses	194	189	220	204
Investment securities gains (losses), net	127	—	—	(3)
Income before income tax expense	2,195	2,131	2,080	1,918
Net income	1,536	1,479	1,449	1,339
Basic earnings per common share	$0.46	$0.45	$0.44	$0.40

31

CERTIFIED PUBLIC ACCOUNTANTS, LLC

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the consolidated balance sheets of Southeastern Banking Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Banking Corporation and Subsidiary, as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

March 10, 2006

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The discussion on market risk is included in the Interest Rate and Market Risk/Interest Rate Sensitivity section of Part II, Item 7.

Item 8. Financial Statements and Supplementary Data.

The response to this item commences on page 30. Selected Statistical Information is included within the management discussion in Part II, Item 7. Both the financial information and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiaries.

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

Selected Quarterly Financial Data 2005 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

Interest income	$5,929	$5,837	$5,728	$5,385
Interest expense	1,173	1,076	1,040	980
Net interest income	4,756	4,761	4,688	4,405
Provision for loan losses	81	33	133	93
Investment securities losses, net	(77)	—	—	—
Income before income tax expense	2,598	2,494	2,257	1,982
Net income	1,832	1,701	1,563	1,379
Basic earnings per common share	$0.56	$0.52	$0.47	$0.42

Selected Quarterly Financial Data 2004 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

Interest income	$5,349	$5,226	$5,156	$5,042
Interest expense	911	851	857	879
Net interest income	4,438	4,375	4,229	4,163
Provision for loan losses	194	189	220	204
Investment securities gains (losses), net	127	—	—	(3)
Income before income tax expense	2,195	2,131	2,080	1,918
Net income	1,536	1,479	1,449	1,339
Basic earnings per common share	$0.46	$0.45	$0.44	$0.40

Consolidated Balance Sheets

December 31,	2005	2004
Assets
Cash and due from banks	$21,587,266	$17,923,519
Federal funds sold	15,003,000	31,118,000

Cash and cash equivalents	36,590,266	49,041,519

Investment securities
Available-for-sale, at market value	82,791,294	80,895,767
Held-to-maturity (market value of approximately $35,381,000 and $38,769,000 at December 31, 2005 and 2004)	34,584,741	36,988,268

Total investment securities	117,376,035	117,884,035

Loans, gross	223,947,365	218,708,809
Unearned income	(155,731)	(204,306)
Allowance for loan losses	(4,311,007)	(4,134,048)

Loans, net	219,480,627	214,370,455

Premises and equipment, net	8,817,550	9,254,380
Intangible assets	564,704	622,918
Other assets	5,861,990	9,581,911

Total Assets	$388,691,172	$400,755,218

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest-bearing deposits	$79,750,623	$70,186,636
Interest-bearing deposits	249,050,465	269,123,254

Total deposits	328,801,088	339,309,890

U.S. Treasury demand note	1,355,559	1,431,211
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	4,133,625	5,772,356

Total liabilities	339,290,272	351,513,457

Commitments and Contingencies (Notes 13 and 18)

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,235,002 and 3,304,149 shares outstanding at December 31, 2005 and 2004)	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	50,977,998	47,828,636
Treasury stock, at cost (345,795 and 276,648 shares at December 31, 2005 and 2004)	(6,757,073)	(4,815,629)

Realized shareholders’ equity	50,088,644	48,880,726
Accumulated other comprehensive income (loss)	(687,744)	361,035

Total shareholders’ equity	49,400,900	49,241,761

Total Liabilities and Shareholders’ Equity	$388,691,172	$400,755,218

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31,	2005	2004	2003
Interest income
Loans, including fees	$17,093,379	$15,047,828	$14,611,237
Federal funds sold	424,485	146,876	115,875
Investment securities
Taxable	3,830,722	4,015,885	4,518,526
Tax-exempt	1,479,049	1,524,713	1,562,345
Other assets	51,251	37,807	41,501

Total interest income	22,878,886	20,773,109	20,849,484

Interest expense

Deposits	3,944,385	3,187,705	4,150,995
Federal funds purchased	7,503	2,102	5,859
U.S. Treasury demand note	16,631	7,697	7,528
Federal Home Loan Bank advances	300,111	300,933	300,111

Total interest expense	4,268,630	3,498,437	4,464,493

Net interest income	18,610,256	17,274,672	16,384,991

Provision for loan losses	339,833	807,483	967,500

Net interest income after provision for loan losses	18,270,423	16,467,189	15,417,491

Noninterest income

Service charges on deposit accounts	2,347,417	2,519,435	2,653,296
Investment securities (losses) gains, net	(76,750)	124,094	12,921
Other operating income	1,258,525	1,217,094	1,274,596

Total noninterest income	3,529,192	3,860,623	3,940,813

Noninterest expense

Salaries and employee benefits	7,563,746	6,881,293	6,838,733
Occupancy and equipment, net	2,473,512	2,555,720	2,447,645
Other operating expense	2,430,788	2,566,565	2,673,580

Total noninterest expense	12,468,046	12,003,578	11,959,958

Income before income tax expense	9,331,569	8,324,234	7,398,346

Income tax expense	2,856,935	2,520,770	2,197,325

Net income	$6,474,634	$5,803,464	$5,201,021

Basic earnings per common share	$1.97	$1.75	$1.56

Weighted average common shares outstanding	3,286,428	3,308,807	3,329,178

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2002	$4,475,996	$1,391,723	$43,449,597	$(4,124,263)	$2,336,117	$47,529,170
Comprehensive income:
Net income	—	—	5,201,021	—	—	5,201,021
Other comprehensive loss, net of tax effect of $602,412:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(1,169,387)	(1,169,387)

Total comprehensive income						4,031,634

Cash dividends declared ($1.00 per share)	—	—	(3,319,643)	—	—	(3,319,643)
Purchase of treasury stock	—	—	—	(475,904)	—	(475,904)

Balance, December 31, 2003	4,475,996	1,391,723	45,330,975	(4,600,167)	1,166,730	47,765,257

Comprehensive income:
Net income	—	—	5,803,464	—	—	5,803,464
Other comprehensive loss, net of tax effect of $415,055:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(805,695)	(805,695)

Total comprehensive income						4,997,769

Cash dividends declared ($1.00 per share)	—	—	(3,305,803)	—	—	(3,305,803)

Purchase of treasury stock	—	—	—	(215,462)	—	(215,462)

Balance, December 31, 2004	4,475,996	1,391,723	47,828,636	(4,815,629)	361,035	49,241,761

Comprehensive income:
Net income	—	—	6,474,634	—	—	6,474,634
Other comprehensive loss, net of tax effect of $540,279:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	(1,048,779)	(1,048,779)

Total comprehensive income						5,425,855

Cash dividends declared ($1.02 per share)	—	—	(3,325,272)	—	—	(3,325,272)

Purchase of treasury stock	—	—	—	(1,941,444)	—	(1,941,444)

Balance, December 31, 2005	$4,475,996	$1,391,723	$50,977,998	$(6,757,073)	$(687,744)	$49,400,900

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2005	2004	2003
Operating activities
Net income	$6,474,634	$5,803,464	$5,201,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	339,833	807,483	967,500
Depreciation	761,269	794,704	830,148
Amortization and accretion, net	381,799	693,041	1,156,225
Deferred income tax benefit	(69,674)	(134,139)	(87,593)
Investment securities losses (gains), net	76,750	(124,094)	(12,921)
Net gains on sales of other real estate	(94,323)	(103,114)	(30,077)
Changes in assets and liabilities:
(Increase) decrease in other assets	(286,221)	241,664	254,359
Increase (decrease) in other liabilities	369,992	(59,442)	(341,557)

Net cash provided by operating activities	7,954,059	7,919,567	7,937,105

Investing activities

Principal collections and maturities of investment securities:
Available-for-sale	47,161,870	42,406,420	76,329,154
Held-to-maturity	3,729,600	2,227,500	3,583,550
Proceeds from sales of available-for-sale investment securities	7,296,375	5,826,122	—
Proceeds from sales of held-to-maturity investment securities	—	—	310,650
Purchases of available-for-sale investment securities	(55,818,378)	(38,738,847)	(57,693,351)
Purchases of held-to-maturity investment securities	(1,438,414)	(1,926,441)	(3,721,287)
Net increase in loans	(5,517,826)	(13,516,845)	(31,445,367)
Proceeds from sales of other real estate	384,113	85,954	130,470
Capital expenditures, net	(324,439)	(1,115,329)	(1,623,018)

Net cash used in investing activities	(4,527,099)	(4,751,466)	(14,129,199)

Financing activities
Net (decrease) increase in deposits	(10,508,802)	22,346,398	(884,535)
Net (decrease) increase in U.S. Treasury demand note	(75,652)	697,275	(2,294,251)
Purchase of treasury stock	(1,941,444)	(215,462)	(475,904)
Dividends paid	(3,352,315)	(3,360,734)	(3,382,825)

Net cash (used in) provided by financing activities	(15,878,213)	19,467,477	(7,037,515)

Net (decrease) increase in cash and cash equivalents	(12,451,253)	22,635,578	(13,229,609)
Cash and cash equivalents at beginning of year	49,041,519	26,405,941	39,635,550

Cash and cash equivalents at end of year	$36,590,266	$49,041,519	$26,405,941

Supplemental disclosure
Cash paid during the year
Interest	$4,146,341	$3,608,413	$5,062,352
Income taxes	2,920,000	2,620,000	2,320,000
Noncash investing and financing activities
Broker receivable for security sales	$(4,373,125)	$4,373,125	$—
Broker payable for security purchases	(1,981,680)	1,981,680	—
Real estate acquired through foreclosure	318,027	494,215	335,400
Loans made in connection with sales of foreclosed real estate	224,668	307,579	325,150

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southeastern Banking Corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Southeastern Bank (the “Bank”). Through its sixteen offices, the Bank provides a full range of banking services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The Bank operates as one identifiable segment, that of commercial banking. The Company and its subsidiaries are headquartered in Darien, Georgia.

In February 2003, the Company opened a loan production office in Brunswick, Georgia as a division of the Bank. In November 2004, the Company opened a full service branch facility in Brunswick, Georgia, and closed its loan production office.

Inactive Subsidiary

SBC Financial Services, the Company’s subsidiary which formerly offered insurance agent and investment brokerage services, is now inactive. Insurance and investment services are now being offered directly by the Bank.

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

Reclassifications

Certain prior year amounts have been reclassified, with no effect on total assets or net income, to conform with the current year financial statement presentation.

Cash, Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Cash flows from loans, federal funds sold, federal funds purchased, and deposits are reported net.

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. Reserve balances totaled approximately $10,391,000 and $9,928,000 at December 31, 2005 and 2004.

Notes to Consolidated Financial Statements

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

Management considers a loan to be impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Loans classified as nonaccrual generally meet the criteria to be considered impaired loans. The Company typically measures the impairment of a loan by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment is considered in evaluating the overall adequacy of the allowance for loan losses. Personal uncollateralized loans are typically charged-off no later than 90 days past due and credit card loans no later than 120 days past due.

Accounting principles normally require loan origination fees and certain direct loan origination costs to be capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2005, 2004, and 2003 was not significant, no amounts have been capitalized or deferred.

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

Notes to Consolidated Financial Statements

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

Long-lived assets, including certain fixed assets, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement. The Company did not consider any of its long-lived assets to be impaired at December 31, 2005 and 2004.

Other Real Estate

Other real estate represents properties acquired through, or in lieu of, foreclosure and also includes any property owned that was formerly used as a branch facility. Other real estate is held for sale and is initially recorded at the lower of cost or fair value less estimated selling expenses. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Provisions for subsequent devaluation of other real estate are charged to operations, while costs associated with improving the property are capitalized. The carrying amount of other real estate was $186,976 and $408,947 at December 31, 2005 and 2004, respectively.

Intangible Assets

Intangible assets comprise goodwill and core deposit intangibles. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is required to be tested annually for impairment, or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If impaired, the excess of the carrying amount over fair value would be charged to earnings. Based on impairment tests performed, the Company determined its goodwill was not impaired as of December 31, 2005 or 2004.

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

Notes to Consolidated Financial Statements

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$46,667,851	$—	$722,094	$45,945,757
Mortgage-backed securities	29,013,617	67,473	796,323	28,284,767
Corporate bonds	8,151,862	436,201	27,293	8,560,770

	83,833,330	503,674	1,545,710	82,791,294

Held-to-maturity:
State and municipal securities	34,584,741	952,968	156,966	35,380,743

Total investment securities	$118,418,071	$1,456,642	$1,702,676	$118,172,037

Notes to Consolidated Financial Statements

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$34,381,271	$54,159	$72,268	$34,363,161
Mortgage-backed securities	33,940,050	231,174	304,953	33,866,271
Corporate bonds	12,027,424	642,143	3,232	12,666,335

	80,348,745	927,476	380,453	80,895,767

Held-to-maturity:
State and municipal securities	36,988,268	1,822,862	42,161	38,768,969

Total investment securities	$117,337,013	$2,750,338	$422,614	$119,664,736

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2005 are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
December 31, 2005	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$5,743,387	$5,706,325	$1,506,797	$1,503,821
Due from one to five years	46,224,550	45,998,945	9,702,037	9,938,433
Due from five to ten years	2,851,776	2,801,257	14,471,108	14,865,667
Due after ten years	—	—	8,904,799	9,072,822

	54,819,713	54,506,527	34,584,741	35,380,743
Mortgage-backed securities	29,013,617	28,284,767	—	—

	$83,833,330	$82,791,294	$34,584,741	$35,380,743

Securities with carrying values of $77,387,910 and $77,102,000 at December 31, 2005 and 2004, respectively, were pledged to secure public deposits and other funds, including advances from the Federal Home Loan Bank of Atlanta (Note 9).

Realized gains and losses on sales and other redemptions of securities comprised the following:

Years Ended December 31,	2005	2004	2003
Gross gains	$—	$246,521	$12,921
Gross losses	(76,750)	(122,427)	—

Net realized (losses) gains	$(76,750)	$124,094	$12,921

The tax provision applicable to these net realized (losses) gains approximated $(30,700), $49,600, and $5,200 in 2005, 2004, and 2003.

In 2003, realized gains included $7,054 from the sale of securities held-to-maturity. The underlying securities, which had a carrying value of $303,596, were sold due to substantial deterioration in the creditworthiness of the issuer. No securities held-to-maturity were sold in 2005 and 2004.

Notes to Consolidated Financial Statements

Securities with unrealized losses at December 31 were as follows:

	Less than Twelve Months		Twelve Months or More
December 31, 2005	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$450,255	$32,381,500	$271,839	$12,700,900
Mortgage-backed securities	104,594	7,521,831	691,729	17,508,884
Corporate bonds	27,293	1,107,700	—	—

	582,142	41,011,031	963,568	30,209,784

Held-to-maturity:
State and municipal securities	85,880	4,004,897	71,086	2,191,732

Total temporarily impaired securities	$668,022	$45,015,928	$1,034,654	$32,401,516

Market changes in interest rates will result in temporary unrealized losses as a normal fluctuation in the price of securities. Unrealized losses within the portfolio resulted primarily from increases in interest rates on securities purchased in prior years. At December 31, 2005, 121 of the Company’s 288 debt securities had unrealized losses with aggregate depreciation of 2.15% from their amortized cost bases; at December 31, 2004, 68 of 293 debt securities had unrealized losses with aggregate depreciation of less than 1% from their amortized cost basis. At December 31, 2005, 51 or $32,401,516 of the Company’s debt securities had been in a continuous unrealized loss position for twelve months or more. Only 10 or 3.41% of the Company’s debt securities had been in a continuous unrealized loss position for twelve months or more at December 31, 2004. Interest rate increases during 2005 rather than credit quality was the significant factor in these unrealized losses. Except for one non-rated Georgia municipal, these securities were all highly rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. The Company has determined that there were no other-than-temporary impairments associated with these securities at December 31, 2005 and 2004.

3.	LOANS

The composition of the Company’s loan portfolio is shown in the table below:

December 31,	2005	2004
Commercial, financial and agricultural	$86,255,524	$87,783,923
Real estate – construction	64,549,524	56,470,936
Real estate – residential mortgage	58,215,245	56,943,484
Consumer, including credit cards	14,927,072	17,510,466

Loans, gross	223,947,365	218,708,809
Unearned income	(155,731)	(204,306)
Allowance for loan losses	(4,311,007)	(4,134,048)

Loans, net	$219,480,627	$214,370,455

Nonaccrual and restructured loans totaled approximately $1,285,000 and $1,069,000 at December 31, 2005 and 2004, respectively. Included in the allowance for loan losses was approximately $43,000 and $226,000 pertaining to such loans at December 31, 2005 and 2004. The gross amount of interest income that would have been recorded in 2005, 2004, and 2003, if such loans had been accruing interest at their contractual rates, was $99,000, $154,000, and $168,000; interest income actually recognized totaled $65,000, $155,000, and $142,000. Nonaccrual and restructured loans averaged approximately $1,059,000, $1,241,000, and $1,804,000 in 2005, 2004, and 2003. Loans past due ninety days or more and still accruing interest approximated $579,000 and $876,000 at December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements

In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans, as defined, approximated $1,360,000 at December 31, 2005 and $2,605,000 at December 31, 2004. During 2005, approximately $1,891,000 of such loans were made and $3,136,000 repaid.

4.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized below:

December 31,	2005	2004	2003
Balance, beginning of year	$4,134,048	$3,832,651	$3,600,833
Provision for loan losses	339,833	807,483	967,500
Charge-offs	(415,862)	(756,804)	(975,501)
Recoveries	252,988	250,718	239,819

Balance, end of year	$4,311,007	$4,134,048	$3,832,651

5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,	2005	2004
Land	$3,431,311	$3,648,278
Buildings	8,148,077	7,582,824
Furniture and equipment	5,989,171	5,890,072
Construction-in-progress	43,470	578,561

	17,612,029	17,699,735
Accumulated depreciation and amortization	(8,794,479)	(8,445,355)

Premises and equipment, net	$8,817,550	$9,254,380

The Company owned all its facilities and equipment at December 31, 2005 except for one branch facility, an office suite, and various ATM facilities and computer hardware that were leased short-term. Depreciation and amortization of premises and equipment totaled $761,269, $794,704, and $830,148 in 2005, 2004, and 2003, respectively. Rent expense associated with operating leases on facilities and equipment approximated $145,500, $136,500, and $95,000 in 2005, 2004, and 2003. The Company had no capital leases at December 31, 2005.

Construction-in-progress represents new construction and remodeling costs associated with various branch facilities. Estimated remaining construction costs at December 31, 2005 were $1,800,000.

6.	INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis or more frequently, as circumstances dictate. The Company completed its annual review as of October 1, 2005 and determined no intangible assets were impaired as of that date. A summary of information related to acquired intangible assets, including goodwill, is shown on the next page.

Notes to Consolidated Financial Statements

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2002	$256,775	$597,459
Amortization	—	(151,436)

Balance, December 31, 2003	$256,775	$446,023
Amortization	—	(79,880)

Balance, December 31, 2004	$256,775	$366,143
Amortization	—	(58,214)

Balance, December 31, 2005	$256,775	$307,929

Estimated amortization expense for the next five years, all pertaining to core deposit intangibles, is as follows:

2006	$58,214
2007	58,214
2008	58,214
2009	58,214
2010	58,214
Thereafter	16,859

Total	$307,929

7.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

December 31,	2005	2004
Interest-bearing demand deposits (NOW and money market)	$93,954,129	$98,352,926
Savings	82,107,344	95,413,601
Time certificates under $100,000	46,891,068	45,255,958
Time certificates of $100,000 or more	26,097,924	30,100,769

Total interest-bearing deposits	$249,050,465	$269,123,254

Interest expense on time certificates of $100,000 or more approximated $758,000, $562,000, and $638,000 in 2005, 2004, and 2003, respectively.

Scheduled maturities of time certificates at December 31, 2005 were as follows:

2006	$55,118,568
2007	11,278,037
2008	2,100,017
2009	1,996,921
2010	2,485,449
Thereafter	10,000

Total	$72,988,992

Notes to Consolidated Financial Statements

The Company had brokered deposits totaling $594,000 at both December 31, 2005 and 2004. At December 31, 2005 and 2004, deposits of one local governmental body comprised approximately $31,527,000 and $36,468,000 of the deposit base, respectively. Overdraft demand deposits reclassified to loans totaled $177,753 and $92,518 at December 31, 2005 and 2004, respectively.

8.	SHORT-TERM BORROWINGS

Short-term borrowings at December 31 included:

December 31,	2005		2004
	Balance	Rate	Balance	Rate
U.S. Treasury demand notes	$1,355,559	4.02%	$1,431,211	2.67%
Other	—	—	—	—

Total short-term borrowings	$1,355,559		$1,431,211

At December 31, 2005, $23,000,000 in unsecured lines of credit from non-affiliated banks was available to meet general liquidity needs. No amounts were drawn against these lines at December 31, 2005 and 2004. The average balances of short-term borrowings for the years ended December 31, 2005 and 2004 were $747,000 and $731,000 respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2005 and 2004 were $2,277,000 and $2,186,000, respectively.

9.	OTHER BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank of Atlanta (FHLB) to meet general liquidity and other needs. Under this line, the Company can borrow, in total or increments, up to 16% of the Bank’s total assets; at December 31, 2005, maximum borrowings available under this line approximated $57,145,000. Advances outstanding with the FHLB totaled $5,000,000 at December 31, 2005 and 2004. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5,000,000 advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. The advance was secured by mortgage-backed securities with an aggregate carrying value of $5,310,124 at December 31, 2005.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a profit-sharing plan which covers substantially all employees. Historically, employee contributions to the plan were not permitted. Effective January 1, 2005, the Company amended the plan to include a 401(k) component for eligible employees. Eligible employees can elect to participate in the plan through contributions of the lesser of deferral limits ($15,000 in 2006 and $14,000 in 2005) or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. Matching contributions vest to the employee when made by the Company. Any additional profit-sharing contributions are allocated to participants based on compensation and years of service; these contributions vest equally over a five-year period after the employee reaches three years of service. Total contributions expensed under this plan totaled $450,000 in each of the last three years.

Notes to Consolidated Financial Statements

11.	INCOME TAXES

The components of income tax expense were as follows:

Years ended December 31,	2005	2004	2003
Federal:
Current tax expense	$2,649,834	$2,381,768	$2,022,310
Deferred tax benefit	(69,674)	(134,139)	(87,593)

	2,580,160	2,247,629	1,934,717
State:
Current tax expense	276,775	273,141	262,608

Total income tax expense	$2,856,935	$2,520,770	$2,197,325

The Company’s income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

Years ended December 31,	2005	2004	2003
Taxes at federal statutory rate	$3,172,733	$2,830,240	$2,515,438
(Decrease) increase resulting from:
Tax-exempt interest income, net	(516,075)	(513,764)	(528,762)
State income taxes, net of federal benefit	182,672	180,273	173,321
Other, net	17,605	24,021	37,328

Total income tax expense	$2,856,935	$2,520,770	$2,197,325

Temporary differences create deferred tax assets and liabilities that are detailed below:

December 31,	2005	2004
Deferred tax assets (liabilities):
Allowance for loan losses	$1,109,695	$994,195
Other real estate	6,027	30,756
Unrealized losses (gains) on available-for-sale investment securities, net	354,291	(185,988)
Accretion of discounts on investment securities	(62,541)	(34,306)
Other	17,255	10,117

Net deferred tax asset	$1,424,727	$814,774

The Company has not recorded any valuation allowances for deferred tax assets.

12.	TREASURY STOCK

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. In 2004, the Company purchased 8,390 shares on the open market and through private transactions at an average price of $25.68 per share. In 2005, the Company purchased an additional 69,147 shares at a purchase price of $28.08. Since inception in 2000, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,235,002 shares. The maximum consideration available for additional purchases, at prices to be determined in the future, is $3,242,927. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Notes to Consolidated Financial Statements

13.	COMMITMENTS AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

December 31,	2005	2004
Commitments to extend credit	$38,672,000	$33,618,000
Standby letters of credit	1,470,000	1,281,000

Total commitments	$40,142,000	$34,899,000

The Company did not fund or incur any losses on letters of credit in 2005 and 2004.

Other Off-Balance Sheet Financial Instruments

The Company does not invest in off-balance sheet derivative financial instruments such as swaps, options or forward contracts.

14.	CONCENTRATIONS OF CREDIT RISK

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk arising from financial instruments, whether on- or off-balance sheet, can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or market areas. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. Within the investment portfolio, the Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies. The major concentrations of credit risk in loans and loan commitments arise by collateral type and market areas. The majority of the Company’s loan portfolio is concentrated in loans collateralized by real estate. At December 31, 2005, the Company had approximately $173,582,000 in real estate-collateralized loans, and an additional $22,625,000 commitment to extend credit on such loans. Substantial portions of these loans are in the Company’s primary market areas. In addition, a substantial portion of the Company’s other real estate is located in those same markets. Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate are susceptible to changes in market conditions in the Company’s trade areas. The Company, as a matter of policy, generally does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital.

Notes to Consolidated Financial Statements

15.	REGULATORY MATTERS

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s capital requirements and classification are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively. The Company is committed to remaining well-capitalized. As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and the Bank met all applicable capital adequacy requirements as of December 31, 2005. No conditions or events have occurred since that notification that management believes would change this classification. Actual capital amounts and ratios are presented in the table below:

December 31,	2005		2004
	Amount	Rate	Amount	Rate
Southeastern Banking Corporation:
Tier 1 capital	$49,524,000	19.73%	$48,258,000	18.92%
Total capital	52,676,000	20.98%	51,459,000	20.17%
Tier 1 leverage	49,524,000	13.10%	48,258,000	12.34%

Southeastern Bank:
Tier 1 capital	$46,983,000	18.74%	$45,346,000	17.79%
Total capital	50,132,000	19.99%	48,554,000	19.05%
Tier 1 leverage	46,983,000	12.43%	45,346,000	11.60%

State banking regulations limit the amount of dividends the Bank may pay without prior approval. The amount of cash dividends available from the Bank for payment in 2006 without such prior approval is approximately $3,246,000.

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

•	Short-term financial instruments are valued at their carrying amounts reported in the balance sheet, which are reasonable estimates of fair value due to the relatively short period to maturity. This approach applies to cash and cash equivalents, short-term investments, short-term borrowings, and certain other assets and liabilities.

•	Investment securities are substantially valued at quoted market prices. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities.

Notes to Consolidated Financial Statements

•	Fair values for variable-rate loans that reprice frequently and have no significant change in credit risk approximate carrying values. For other loans, fair values are based upon discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, as applicable.

•	Deposit liabilities with no defined maturity such as demand deposits, NOW/money market accounts, and savings accounts have a fair value equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The intangible value of long-term relationships with depositors is not considered in estimating fair values.

•	Fair values for other borrowings are based on quoted market prices for similar instruments or estimated using the Company’s current incremental borrowing rate for such instruments.

•	The carrying amount of accrued interest approximates its fair value.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

December 31,	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$36,590,266	$36,590,266	$49,041,519	$49,041,519
Investment securities	117,376,035	118,172,037	117,884,035	119,664,736
Loans, net	219,480,627	217,467,319	214,370,455	212,893,646
Accrued interest receivable	2,384,233	2,384,233	2,118,543	2,118,543
Other financial assets	1,101,100	1,101,100	5,421,425	5,421,425

Financial liabilities:
Deposits	$328,801,088	$328,057,633	$339,309,890	$338,849,097
U.S. Treasury demand note	1,355,559	1,355,559	1,431,211	1,431,211
FHLB advances	5,000,000	5,244,917	5,000,000	5,610,000
Accrued interest payable	691,019	691,019	568,730	568,730
Other financial liabilities	—	—	1,981,680	1,981,680

Because SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the aggregate fair value amounts presented may not necessarily represent the underlying market value of the Company.

17.	SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expense in excess of 1% of total revenue were as follows:

Years Ended December 31,	2005	2004	2003
Other operating income:
Mortgage origination fees	$497,348	$452,651	$529,332

Other operating expense:
Advertising	$243,284	$238,377	$263,834
Stationery & supplies	268,559	241,508	223,746

Notes to Consolidated Financial Statements

18.	CONTINGENCIES

The Company and its subsidiaries are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the consolidated results of operations or financial position.

19.	PARENT COMPANY FINANCIAL INFORMATION

Parent Company only financial information is presented below:

Condensed Balance Sheets

December 31,	2005	2004
Assets

Cash	$4,125,742	$4,498,134
Investment in subsidiaries, at equity	46,905,367	46,374,697
Other assets	407,842	434,024

Total Assets	$51,438,951	$51,306,855

Liabilities

Dividends payable	$2,038,051	$2,065,094

Shareholders’ Equity

Common stock	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	50,977,998	47,828,636
Treasury stock, at cost	(6,757,073)	(4,815,629)

Realized shareholders’ equity	50,088,644	48,880,726
Accumulated other comprehensive income (loss)	(687,744)	361,035

Total shareholders’ equity	49,400,900	49,241,761

Total Liabilities and Shareholders’ Equity	$51,438,951	$51,306,855

Notes to Consolidated Financial Statements

Condensed Statements of Income

Years Ended December 31,	2005	2004	2003
Income
Dividends	$4,912,640	$4,611,000	$4,384,000
Interest	28,605	19,785	20,862
Equity in undistributed income of subsidiaries	1,579,449	1,214,855	840,183

Total income	6,520,694	5,845,640	5,245,045

Operating expenses
Occupancy and other expenses	59,865	58,252	60,677

Income before income tax benefit	6,460,829	5,787,388	5,184,368

Income tax benefit	(13,805)	(16,076)	(16,653)

Net income	$6,474,634	$5,803,464	$5,201,021

Condensed Statements of Cash Flows

Years Ended December 31,	2005	2004	2003
Operating activities
Net income	$6,474,634	$5,803,464	$5,201,021
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(1,579,449)	(1,214,855)	(840,183)
Changes in assets and liabilities:
Decrease (increase) in other assets	26,182	(68,323)	(17,685)

Net cash provided by operating activities	4,921,367	4,520,286	4,343,153

Financing activities
Purchase of treasury stock	(1,941,444)	(215,462)	(475,904)
Dividends paid	(3,352,315)	(3,360,734)	(3,382,825)

Net cash used in financing activities	(5,293,759)	(3,576,196)	(3,858,729)

Net (decrease) increase in cash and cash equivalents	(372,392)	944,090	484,424
Cash and cash equivalents at beginning of year	4,498,134	3,554,044	3,069,620

Cash and cash equivalents at end of year	$4,125,742	$4,498,134	$3,554,044

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and Procedures.

A review and evaluation was performed by the Company’s management, including the Company’s CEO and treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15(d)-15(e)) as of the end of the period covered by this report. Based on that review and evaluation, the CEO and treasurer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 10, 2006 (Proxy Statement).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Supplemental Disclosure/Compensation Pursuant to Plans. The Company maintains an Employee Profit-Sharing Plan (the Plan). The purpose of the Plan is to provide employees with an opportunity to share in the profits generated by participating subsidiaries and save for retirement on a tax-deferred basis. A participating employee (the Participant) is eligible to participate once the age requirement specified in the Plan has been met. Historically, contributions by Participants were not permitted. Effective January 1, 2005, the Company amended the Plan to include a 401(k) component for eligible employees. Eligible employees can elect to participate in the Plan through contributions of the lesser of deferral limits ($15,000 in 2006 and $14,000 in 2005) or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. Matching contributions vest to the employee when made by the Company. Any additional profit-sharing contributions are allocated to participants based on compensation and years of service; these contributions normally vest equally over a five-year period after the employee reaches three years of service. Immediate vesting will apply when employment is terminated due to normal retirement at age 65 or later, disability, or death.

Contributions are placed in a trust account, and each Participant’s balance is adjusted daily to reflect these contributions, income received from trust assets, and any forfeitures which become available. When employment is terminated, a Participant with a vested benefit in excess of $1,000 may choose to receive his benefits in a lump sum or remain in the Plan. A Participant with a vested benefit of $1,000 or less will receive a lump sum payment.

The Plan is administered by the Company. A trustee appointed by the Company has the sole responsibility to administer the trust assets. Both the Company and the trustee are considered fiduciaries of the Plan and have the corresponding duties, obligations, and responsibilities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	1. and 2. - Financial Statements and Schedules

(b)	Reports on Form 8-K:

None

(c)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 10	Employment Contract of R. Lanier Miles, incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit 21	Subsidiaries of the Company

Exhibit 22	Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which will be filed in April 2006.

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ ALYSON G. BEASLEY Alyson G. Beasley	March 30, 2006

/s/ LESLIE H. BLAIR Leslie H. Blair	March 30, 2006

/s/ DAVID H. BLUESTEIN David H. Bluestein	March 30, 2006

/s/ CORNELIUS P. HOLLAND, III Cornelius P. Holland, III	March 30, 2006

/s/ ALVA J. HOPKINS, III Alva J. Hopkins, III	March 30, 2006

/s/ G. NORRIS JOHNSON G. Norris Johnson	March 30, 2006

/s/ A. W. STRICKLAND A. W. Strickland	March 30, 2006