Form 10-Q
period 2006-03-31
SOUTHEASTERN BANKING CORP
filed 2006-05-15
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

As of April 30, 2006, 3,235,002 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I - Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) March 31, 2006	December 31, 2005
Assets

Cash and due from banks	$21,187,676	$21,587,266
Federal funds sold	3,576,000	15,003,000

Cash and cash equivalents	24,763,676	36,590,266

Investment securities
Available-for-sale, at market value	87,017,996	82,791,294
Held-to-maturity (market value of approximately $34,184,000 and $35,381,000 at March 31, 2006 and December 31, 2005)	33,911,819	34,584,741

Total investment securities	120,929,815	117,376,035

Loans, gross	233,208,982	223,947,365
Unearned income	(135,999)	(155,731)
Allowance for loan losses	(4,279,711)	(4,311,007)

Loans, net	228,793,272	219,480,627

Premises and equipment, net	9,127,066	8,817,550
Intangible assets	550,151	564,704
Other assets	5,769,001	5,861,990

Total Assets	$389,932,981	$388,691,172

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$85,155,397	$79,750,623
Interest-bearing deposits	246,653,582	249,050,465

Total deposits	331,808,979	328,801,088

U. S. Treasury demand note	310,581	1,355,559
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,466,619	4,133,625

Total liabilities	339,586,179	339,290,272

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,235,002 shares outstanding)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	52,171,344	50,977,998
Treasury stock, at cost (345,795 shares)	(6,757,073)	(6,757,073)

Realized shareholders’ equity	51,281,990	50,088,644
Accumulated other comprehensive loss	(935,188)	(687,744)

Total shareholders’ equity	50,346,802	49,400,900

Total Liabilities and Shareholders’ Equity	$389,932,981	$388,691,172

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2006	2005
Interest income
Loans, including fees	$4,831,084	$3,947,403
Federal funds sold	86,998	145,065
Investment securities
Taxable	953,843	908,445
Tax-exempt	333,841	372,871
Other assets	15,828	11,013

Total interest income	6,221,594	5,384,797

Interest expense
Deposits	1,278,681	902,750
Federal funds purchased	1,147	—
U. S. Treasury demand note	5,123	3,388
Federal Home Loan Bank advances	74,000	74,000

Total interest expense	1,358,951	980,138

Net interest income	4,862,643	4,404,659

Provision for loan losses	59,500	93,333

Net interest income after provision for loan losses	4,803,143	4,311,326

Noninterest income
Service charges on deposit accounts	582,950	544,187
Other operating income	286,745	304,404

Total noninterest income	869,695	848,591

Noninterest expense
Salaries and employee benefits	1,984,262	1,910,351
Occupancy and equipment, net	634,943	642,401
Other operating expense	669,257	624,924

Total noninterest expense	3,288,462	3,177,676

Income before income tax expense	2,384,376	1,982,241

Income tax expense	754,304	603,322

Net income	$1,630,072	$1,378,919

Basic earnings per common share	$0.50	$0.42

Weighted average common shares outstanding	3,235,002	3,304,149

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	$4,475,996	$1,391,723	$47,828,636	$(4,815,629)	$361,035	$49,241,761

Comprehensive income:
Net income	—	—	1,378,919	—	—	1,378,919
Other comprehensive loss, net of tax effect of $336,846:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	(653,878)	(653,878)

Total comprehensive income						725,041

Cash dividends declared ($0.13 per share)	—	—	(429,540)	—	—	(429,540)

Balance, March 31, 2005	$4,475,996	$1,391,723	$48,778,015	$(4,815,629)	$(292,843)	$49,537,262

Balance, December 31, 2005	$4,475,996	$1,391,723	$50,977,998	$(6,757,073)	$(687,744)	$49,400,900

Comprehensive income:
Net income	—	—	1,630,072	—	—	1,630,072
Other comprehensive loss, net of tax effect of $127,471:
Change in unrealized losses on available-for-sale securities	—	—	—	—	(247,444)	(247,444)

Total comprehensive income						1,382,628

Cash dividends declared ($0.13 1/2 per share)	—	—	(436,726)	—	—	(436,726)

Balance, March 31, 2006	$4,475,996	$1,391,723	$52,171,344	$(6,757,073)	$(935,188)	$50,346,802

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2006	2005
Operating activities
Net income	$1,630,072	$1,378,919
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59,500	93,333
Depreciation	154,011	215,593
Amortization and accretion, net	37,017	80,520
Net gains on sales of other real estate	(3,820)	(24,018)
Changes in assets and liabilities:
Decrease (increase) in other assets	152,563	(38,961)
(Decrease) increase in other liabilities	(65,681)	9,865

Net cash provided by operating activities	1,963,662	1,715,251

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	25,401,910	32,993,122
Held-to-maturity	1,365,000	682,000
Proceeds from sales of available-for-sale investment securities	—	4,373,125
Purchases of available-for-sale investment securities	(29,992,817)	(40,877,984)
Purchases of held-to-maturity investment securities	(720,000)	(456,602)
Net (increase) decrease in loans	(9,338,000)	175,457
Proceeds from sales of other real estate	32,320	134,377
Capital expenditures, net	(463,527)	(234,857)

Net cash used in investing activities	(13,715,114)	(3,211,362)

Financing activities
Net increase in deposits	3,007,891	2,401,319
Net decrease in U. S. Treasury demand note	(1,044,978)	(468,361)
Dividends paid	(2,038,051)	(2,065,094)

Net cash used in financing activities	(75,138)	(132,136)

Net decrease in cash and cash equivalents	(11,826,590)	(1,628,247)
Cash and cash equivalents at beginning of period	36,590,266	49,041,519

Cash and cash equivalents at end of period	$24,763,676	$47,413,272

Supplemental disclosure
Cash paid during the period
Interest	$1,362,804	$1,016,261
Noncash investing and financing activities
Real estate acquired through foreclosure	8,511	196,799
Loans made in connection with sales of foreclosed real estate	42,655	221,758

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the three months ended March 31, 2006 are not necessarily indicative of trends or results to be expected for the full year 2006. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2005 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2005 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 7 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the section entitled Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation (the “Company”), with assets exceeding $389,900,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $389,932,981 at March 31, 2006, up $1,241,809 or 0.32% from year-end 2005. Asset growth was concentrated in the loan portfolio, particularly real estate – construction balances. Specifically, loans grew $9,312,645 or 4.24% and investment securities, $3,553,780; federal funds sold declined $11,427,000. Loans comprised approximately 65%, investment securities, 34%, and federal funds sold, 1%, of earning assets at March 31, 2006 versus 63%, 33%, and 4% at December 31, 2005. Overall, earning assets continued to approximate 91% of total assets at March 31, 2006. During the year-earlier period, total assets declined $1,378,910 or 0.34%. A decline in federal funds sold was the main factor in the 2005 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities grew $3,553,780 or 3.03% since December 31, 2005. Purchases of securities during the three-month period, including short-term securities with original maturities of 90 days or less, approximated $30,713,000, and redemptions, $26,767,000. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At March 31, 2006, mortgage-backed securities, corporates, and municipals comprised 22%, 8%, and 28% of the portfolio. Overall, securities comprised 34% of earning assets at March 31, 2006, up 100 basis points from year-end 2005 levels. The portfolio yield approximated 4.88% in 2006 year-to-date.

Management believes the credit quality of the investment portfolio remains sound, with 64.17% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at March 31, 2006. The weighted average life of the portfolio approximated 3.0 years at

March 31, 2006. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category March 31, 2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$51,653	$—	$865	$50,788
Mortgage-backed securities	27,619	48	853	26,814
Corporates	9,163	298	45	9,416

	88,435	346	1,763	87,018

Held-to-maturity:
States and political subdivisions	33,912	571	299	34,184

Total investment securities	$122,347	$917	$2,062	$121,202

As shown, the market value of the securities portfolio reflected $1,144,873 in net unrealized losses at March 31, 2006; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 4.15% or $9,281,349 at March 31, 2006 compared to year-end 2005. The net loans to deposits ratio aggregated 70.24% at March 31, 2006 versus 68.06% at December 31, 2005, and 63.88% a year ago. An $11,181,758 or 9.11% increase in real estate – construction and residential mortgage loans, particularly construction loans, was the primary factor in the 2006 results. The majority of the growth within the construction portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate—construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Reversing 2005 declines, consumer loans grew $3,600,332 at March 31, 2006 compared to year-end 2005; these loans comprised 8% of the total portfolio at March 31, 2006. Overall, the commercial portfolio fell $5,520,471 or 6.40% at March 31, 2006 compared to December 31, 2005. Nonfarm real estate, governmental, and other commercial/industrial loans within the commercial portfolio fell $2,330,472, $403,984, and $6,661,871; agricultural loans grew $3,875,856. Commercial balances are projected to improve during the remainder of 2006.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2006. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, real estate financing in the Company’s coastal markets is expected to remain strong. During the same period in 2005, net loans declined $236,245. Pay-downs on large commercial loans was the primary factor in the 2005 results. Loans outstanding are presented by type in the table on the next page.

Loans by Category	March 31, 2006	December 31, 2005	March 31, 2005
(In thousands)
Commercial, financial, and agricultural[1]	$80,735	$86,256	$84,004
Real estate – construction[3]	95,751	64,549	62,408
Real estate – residential mortgage[2,3]	38,196	58,215	56,317
Consumer, including credit cards	18,527	14,927	15,735

Loans, gross	233,209	223,947	218,464
Unearned income	136	156	196

Loans, net	$233,073	$223,791	$218,268

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	To comply with regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2006, real estate loans exceeded $182,624,000, and commitments to extend credit on such loans approximated $27,695,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $47,490,000 at March 31, 2006; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2006 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,243,000 at March 31, 2006, down $251,000 or 16.80% from year-end 2005 and 1.27% from March 31, 2005. As a percent of total assets, nonperforming assets totaled 0.32% at March 31, 2006 versus 0.38% at year-end 2005 and 0.32% a year ago. No material credits have been transferred or removed from nonaccrual status during 2006 year-to-date. Industry or individual concentrations within nonaccrual balances at March 31, 2006 included:

a)	Industry concentrations: Approximately 20% or $223,000 of nonaccrual balances at March 31, 2006 pertained to the shrimping industry. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At March 31, 2006, nonaccrual balances also included loans to one other borrower averaging $88,000. Due to the underlying collateral coverage, no significant losses, if any, are expected on this balance.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 3.91X the nonperforming loans balance at March 31, 2006 versus 3.35X at year-end 2005 and 4.36X a year ago. The modest decline in foreclosed real estate was due to normal foreclosure and sales activity. Management is unaware of any other material developments in nonperforming assets at March 31, 2006 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $507,000, or less than 1% of net loans, at March 31, 2006. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	March 31, 2006	December 31, 2005	March 31, 2005
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$247	$327	$212
Real estate – construction[3]	146	33	60
Real estate – mortgage[3]	420	818	557
Consumer, including credit cards	282	107	117

Total nonaccrual loans	1,095	$1,285	946
Restructured loans[1]	—	—	—

Total nonperforming loans	1,095	$1,285	946
Foreclosed real estate[2]	124	187	259
Other repossessed assets	24	22	54

Total nonperforming assets	$1,243	$1,494	$1,259

Accruing loans past due 90 days or more	$507	$579	$797

Ratios: Nonperforming loans to net loans	0.47%	0.57%	0.43%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.53%	0.67%	0.58%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.
[3]	To comply with regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2006 totaled $59,500, and net charge-offs, $90,796. The comparable provision and charge-off amounts at March 31, 2005 were $93,333 and $100,372. Net charge-offs represented 0.16% of average loans at March 31, 2006 compared to 0.18% at March 31, 2005 and 0.23% in 2004. No single charge-off exceeded $65,000 at March 31, 2006. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Three Months Ended March 31,	2006	2005	2004
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,311	$4,134	$3,833
Provision for loan losses	60	93	204
Charge-offs:
Commercial, financial, and agricultural	64	71	40
Real estate – construction	—	—	12
Real estate – mortgage	23	15	24
Consumer, including credit cards	46	75	98

Total charge-offs	133	161	174

Recoveries:
Commercial, financial, and agricultural	3	10	2
Real estate – construction	—	—	—
Real estate – mortgage	5	3	15
Consumer, including credit cards	34	48	41

Total recoveries	42	61	58

Net charge-offs	91	100	116

Allowance for loan losses at end of period	$4,280	$4,127	$3,921

Net loans outstanding[1] at end of period	$233,073	$218,268	$200,032

Average net loans outstanding[1] at end of period	$227,258	$216,733	$203,256

Ratios:
Allowance to net loans	1.84%	1.89%	1.96%

Net charge-offs to average loans[2]	0.16%	0.18%	0.23%

Provision to average loans[2]	0.11%	0.17%	0.40%

Recoveries to total charge-offs	31.58%	37.89%	33.33%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2006.

Other Commitments

Other than construction of a permanent branch building to replace the temporary facility in Brunswick, Georgia, renovation of other SEB offices, and the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of March 31, 2006. Estimated remaining costs associated with new construction and renovations in progress at March 31, 2006 were $2,400,000; remaining costs associated with the new operating system, which will include both teller and deposit platforms, approximate $450,000.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2006, loans1 and investment securities with carrying values exceeding $122,685,000 and $13,211,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 92% of the funding base at March 31, 2006, virtually unchanged from 2005 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,310,581 at March 31, 2006 versus $6,355,559 at year-end 2005. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2006 totaled $3,000,000, of which $310,581 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at March 31, 2006, unused borrowings approximated $57,211,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew a modest $3,007,891 or 0.91% since year-end 2005. Noninterest-bearing deposits increased $5,404,774 or 6.78%, while interest-bearing deposits fell $2,396,883 or 0.96%. The decline in interest-bearing balances were reflected in two categories, NOW and savings. The NOW decline was due to seasonal variation in commercial balances; the savings decline resulted from customers taking advantage of higher market rates for CDs and other investment opportunities in this rising rate environment. Overall, interest-bearing deposits comprised 74.34%, and noninterest-bearing deposits, 25.66%, of total deposits at March 31, 2006. The distribution of interest-bearing balances at March 31, 2006 and certain comparable quarter-end dates is shown in the table below:

	March 31, 2006		December 31, 2005		March 31, 2005
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$90,675	36.76%	$93,954	37.72%	$91,825	34.50%
Savings	79,875	32.38%	82,107	32.97%	97,977	36.81%
Time certificates < $100,000	47,308	19.18%	46,891	18.83%	45,015	16.91%
Time certificates >= $100,000	28,796	11.68%	26,098	10.48%	31,366	11.78%

Total interest-bearing deposits	$246,654	100.00%	$249,050	100.00%	$266,183	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $34,061,000 and $31,527,000 of the overall deposit base at March 31, 2006 and December 31, 2005. The Company had no brokered deposits at March 31, 2006.

Approximately 78% of time certificates at March 31, 2006 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at March 31, 2006, unchanged from year-end 2005. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $74,000. Mortgage-backed securities were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at March 31, 2006:

	Repricing Within
Interest Rate Sensitivity March 31, 2006	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$3,576				$3,576
Securities[1]	7,793	$6,031	$83,080	$25,443	122,347
Loans, gross[2]	133,774	24,769	53,606	19,965	232,114
Other assets	1,112	—	—	—	1,112

Total interest rate sensitive assets	146,255	30,800	136,686	45,408	359,149

Interest Rate Sensitive Liabilities
Deposits[3]	$183,893	46,218	16,527	16	246,654
U.S. Treasury demand note	310	—	—	—	310
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	184,203	46,218	21,527	16	251,964

Interest rate sensitivity gap	$(37,948)	$(15,418)	$115,159	$45,392	$107,185

Cumulative gap	$(37,948)	$(53,366)	$61,793	$107,185

Ratio of cumulative gap to total rate sensitive assets	(10.57)%	(14.86)%	17.21%	29.84%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	79.40%	76.84%	124.53%	142.54%

Cumulative gap at December 31, 2005	$(50,409)	$(59,043)	$71,366	$101,779

Cumulative gap at March 31, 2005	$(58,169)	$(76,928)	$55,072	$97,281

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the table above, the Company’s gap position ($ in thousands) remained negative through the short-term repricing intervals at March 31, 2006, totaling $(37,948) at three months and $(53,366) through one-year.

Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at March 31, 2006 totaled $42,449 at three months and $27,031 at twelve months. The narrowing of the short-term gap position at March 31, 2006 versus year-end 2005 was primarily attributable to declines in savings and interest-bearing demand deposits. No significant changes are anticipated in the gap position for the remainder of 2006. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	March 31, 2006	December 31, 2005	March 31, 2005
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$51,282	$50,089	$49,830
Intangible assets and other adjustments	(550)	(565)	(608)

Total Tier 1 capital	50,732	49,524	49,222

Tier 2 capital:
Portion of allowance for loan losses	3,364	3,152	3,101
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,364	3,152	3,101

Total risk-based capital	$54,096	$52,676	$52,323

Risk-weighted assets	$269,352	$251,024	$247,155

Risk-based ratios:
Tier 1 capital	18.84%	19.73%	19.92%

Total risk-based capital	20.09%	20.98%	21.17%

Tier 1 leverage ratio	13.15%	13.10%	12.28%

Realized shareholders’ equity to assets	13.17%	12.86%	12.47%

Book value per share grew $0.37 or 2.39% during the first three months of 2006 to $15.85 at March 31, 2006. Dividends declared totaled $0.135, up 3.85% or $0.005 from 2005, which was up 4.00% from 2004. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, increased $247,444 at March 31, 2006 compared to year-end 2005. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2005, the Company repurchased 345,795 shares on the open market and through private transactions at an average price of $19.54 per share. No treasury stock purchases have been made in 2006 year-to-date. The maximum consideration available for additional purchases, at prices to be determined in the future, is $3,242,927. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 25% or $811,510 of the $3,246,040 in cash dividends available to the Company in 2006 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2006 first quarter totaled $1,630,072, up $251,153 or 18.21% from 2005. On a per share basis, quarterly earnings grew $0.08 to $0.50 at March 31, 2006 from $0.42 in 2005. The return on beginning equity for the three-month period totaled 13.02% at March 31, 2006 versus 11.28% in 2005. A 10.40% improvement in net interest income was the predominant factor in the 2006 results year-to-date. Variations in operating results are further discussed within the next two subsections of this Analysis.

Net Interest Income

Net interest income increased $457,984 or 10.40% during the first three months of 2006 compared to 2005. The net interest margin approximated 5.67% at March 31, 2006 versus 5.03% a year ago; the interest rate spread, 5.05% versus 4.64%. Interest earnings on loans, investment securities, and other earning assets improved $883,681, $6,368, and $4,815 from same period results in 2005 while earnings on federal funds sold fell 40.03% or $58,067. Overall improvements in asset yields precipitated the 2006 results. Asset yields averaged 7.20% at March 31, 2006 versus 6.10% in 2005; see the interest differential table on page 20 for more details on changes in interest income attributable to volume and rates at March 31, 2006 versus 2005. Interest expense on deposits and other borrowed funds increased $378,813 or 38.65% during the 2006 first quarter versus 2005. Cost of funds increased 69 basis points from 2005 levels, totaling 2.15% at March 31, 2006 versus 1.46% at March 31, 2005. The jump in cost of funds resulted from higher rates on all deposit types at March 31, 2006 compared to 2005. Given the rising rate environment currently propelled by the Federal Reserve, managements expects costs of funds and corresponding interest expense to increase throughout 2006 as deposits and other funds reprice at higher levels. Anticipated loan growth in Brunswick and other markets are expected to alleviate declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve in 2006; variable loans comprised approximately 55% of total loans at March 31, 2006.

The intense competition for loans and deposits continues in 2006 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2006			2005
Average Balances[6] Three Months Ended March 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$227,258	$4,843	8.53%	$216,733	$3,956	7.30%
Federal funds sold	8,069	87	4.31%	24,286	145	2.39%
Taxable investment securities[3]	85,994	954	4.44%	90,074	908	4.03%
Tax-exempt investment securities[3,4]	33,626	505	6.01%	33,737	563	6.68%
Other assets	1,175	16	5.45%	1,115	11	3.95%

Total interest-earning assets	$356,122	$6,405	7.20%	$365,945	$5,583	6.10%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$91,253	$436	1.91%	$90,938	$292	1.28%
Savings	80,569	221	1.10%	96,421	211	0.88%
Time deposits	75,187	622	3.31%	76,310	400	2.10%
Federal funds purchased	89	1	4.49%	—	—	—
U. S. Treasury demand note	520	5	3.85%	595	3	2.02%
Federal Home Loan Bank advances	5,000	74	6.00%	5,000	74	6.00%

Total interest-bearing liabilities	$252,618	$1,359	2.15%	$269,264	$980	1.46%

Excess of interest-earning assets over interest-bearing liabilities	103,504			$96,681

Interest rate spread			5.05%			4.64%

Net interest income		$5,046			$4,603

Net interest margin			5.67%			5.03%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006 and 2005. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1]	2006 Compared to 2005 Increase (Decrease) Due to
Three Months Ended March 31,	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$199	$688	$887
Federal funds sold	(132)	74	(58)
Taxable investment securities	(42)	88	46
Tax-exempt investment securities[3]	(2)	(56)	(58)
Other interest-earning assets	1	4	5

Total interest income	24	798	822

Interest expense
Interest-bearing demand deposits[4]	1	143	144
Savings	(38)	48	10
Time deposits	(6)	228	222
Federal funds purchased[5]	1	—	1
U.S. Treasury demand note	—	2	2
Federal Home Loan Bank advances	—	—	—

Total interest expense	(42)	421	379

Net change in net interest income	$66	$377	$443

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.
[5]	The entire change in net interest income attributable to the Company’s initial borrowings under these credit facilities has been allocated to the change in volume. Similarly, when these facilities are unutilized in subsequent years, the change in net interest income is allocated to the change in volume.

Noninterest Income and Expense

Noninterest income increased $21,104 or 2.49% during the first quarter of 2006 compared to 2005. A $38,763 or 7.12% improvement in service charges on deposit accounts was the key factor in the three-month results; the 2006 increase was primarily attributable to higher volume of NSF fees. The other operating portion of noninterest income fell $17,659 at March 31, 2006 compared to 2005. Declines in mortgage origination fees accounted for virtually all of the drop in other operating income year-to-date. By type and amount, the chief components of other operating income at March 31, 2006 were mortgage origination fees, $89,738; surcharge fees – ATM, $38,048; commissions on the sale of credit life insurance, $29,886; income on sale of check products, $42,132; and safe deposit box rentals, $20,075. Together, these five income items comprised 76.68% of other operating income at March 31, 2006. In 2005, these same five income components comprised 80.71% of other operating income. Overall, noninterest expense increased $110,786 or 3.50% in 2006 year-to-date. Personnel costs accounted for $73,911 or 66.72% of the increase. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2006. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2006. When compared to the prior year, net occupancy and equipment expense declined 1.16% or $7,458 during the first three months of 2006 compared to 2005. Other operating expenses increased $44,333 or 7.09% at March 31, 2006 compared to 2005; a $24,744 increase in advertising expense accounted for the bulk of the 2006—2005 fluctuation. Besides advertising expense, which approximated $91,000 in 2006 and $67,000 in 2005, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2006 or 2005.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in the 2005 Form 10-K previously filed with the Securities and Exchange Commission.

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

Part II - Other Information

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the quarter, but the Company did add an additional factor:

Negative public opinion could damage our reputation and adversely impact business and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain clients and can expose us to litigation and regulatory action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the Meeting) was held on May 10, 2006. At the Meeting, the following individuals were elected directors:

Directors	For	Withheld
Alyson G. Beasley	2,670,616	2,080
Leslie H. Blair	2,670,716	1,980
David H. Bluestein	2,670,716	1,980
Cornelius P. Holland, III	2,662,796	9,900
Alva J. Hopkins, III	2,662,796	9,900
A. Wade Strickland	2,670,716	1,980

The shareholders also approved the following proposals:

(a)	Setting the number of directors at a 9 member maximum, with 3 to remain vacant until the elected Board deems it in the Company’s best interest to fill one or more of such vacancies.

For	Against	Abstain	Broker Non-Votes
2,645,772	21,644	5,280	—

(b)	The appointment of independent auditors by the Audit Committee for fiscal year 2006.

For	Against	Abstain	Broker Non-Votes
2,670,616	1,980	100	—

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a) Index to Exhibits:

Exhibit 31.1.	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2.	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date: May 15, 2006