Form 10-Q
period 2006-06-30
SOUTHEASTERN BANKING CORP
filed 2006-08-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, 3,213,600 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I – Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$24,543,722	$21,587,266
Federal funds sold	11,478,000	15,003,000

Cash and cash equivalents	36,021,722	36,590,266

Investment securities
Available-for-sale, at market value	76,614,962	82,791,294
Held-to-maturity (market value of approximately $33,483,000 and $35,381,000 at June 30, 2006 and December 31, 2005)	33,291,549	34,584,741

Total investment securities	109,906,511	117,376,035

Loans, gross	238,091,075	223,947,365
Unearned income	(135,147)	(155,731)
Allowance for loan losses	(4,251,884)	(4,311,007)

Loans, net	233,704,044	219,480,627
Premises and equipment, net	9,163,379	8,817,550
Intangible assets	535,597	564,704
Other assets	6,511,126	5,861,990

Total Assets	$395,842,379	$388,691,172

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$88,947,559	$79,750,623
Interest-bearing deposits	248,744,460	249,050,465

Total deposits	337,692,019	328,801,088

U. S. Treasury demand note	488,841	1,355,559
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,264,264	4,133,625

Total liabilities	345,445,124	339,290,272

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,213,600 and 3,235,002 shares outstanding at June 30, 2006 and December 31, 2005)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	53,467,923	50,977,998
Treasury stock, at cost (367,197 and 345,795 shares at June 30, 2006 and December 31, 2005)	(7,356,329)	(6,757,073)

Realized shareholders’ equity	51,979,313	50,088,644
Accumulated other comprehensive loss	(1,582,058)	(687,744)

Total shareholders’ equity	50,397,255	49,400,900

Total Liabilities and Shareholders’ Equity	$395,842,379	$388,691,172

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Six Months
Period Ended June 30,	2006	2005	2006	2005
Interest income
Loans, including fees	$5,267,390	$4,244,511	$10,098,474	$8,191,914
Federal funds sold	36,906	138,411	123,904	283,476
Investment securities
Taxable	923,871	953,186	1,877,714	1,861,631
Tax-exempt	324,695	376,609	658,536	749,480
Other assets	16,071	15,181	31,899	26,194

Total interest income	6,568,933	5,727,898	12,790,527	11,112,695

Interest expense
Deposits	1,488,172	962,078	2,766,853	1,864,828
Federal funds purchased	17,075	—	18,222	—
U. S. Treasury demand note	8,745	3,527	13,868	6,915
Federal Home Loan Bank advances	74,822	74,822	148,822	148,822

Total interest expense	1,588,814	1,040,427	2,947,765	2,020,565

Net interest income	4,980,119	4,687,471	9,842,762	9,092,130

Provision for loan losses	—	132,500	59,500	225,833

Net interest income after provision for loan losses	4,980,119	4,554,971	9,783,262	8,866,297

Noninterest income
Service charges on deposit accounts	606,024	575,806	1,188,974	1,119,993
Other operating income	341,299	296,322	628,044	600,726

Total noninterest income	947,323	872,128	1,817,018	1,720,719

Noninterest expense
Salaries and employee benefits	2,035,755	1,953,822	4,020,017	3,864,173
Occupancy and equipment, net	662,904	642,855	1,297,847	1,285,256
Other operating expense	660,153	573,216	1,329,410	1,198,140

Total noninterest expense	3,358,812	3,169,893	6,647,274	6,347,569

Income before income tax expense	2,568,630	2,257,206	4,953,006	4,239,447
Income tax expense	838,214	694,645	1,592,518	1,297,967

Net income	$1,730,416	$1,562,561	$3,360,488	$2,941,480

Basic earnings per common share	$0.54	$0.47	$1.04	$0.89

Weighted average common shares outstanding	3,230,555	3,304,149	3,232,766	3,304,149

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	$4,475,996	$1,391,723	$47,828,636	$(4,815,629)	$361,035	$49,241,761

Comprehensive income:
Net income	—	—	2,941,480	—	—	2,941,480
Other comprehensive loss, net of tax effect of $32,178:
Change in unrealized gains on available-for-sale securities	—	—	—	—	(62,463)	(62,463)

Total comprehensive income						2,879,017

Cash dividends declared ($0.26 per share)	—	—	(859,079)	—	—	(859,079)

Balance, June 30, 2005	$4,475,996	$1,391,723	$49,911,037	$(4,815,629)	$298,572	$51,261,699

Balance, December 31, 2005	$4,475,996	$1,391,723	$50,977,998	$(6,757,073)	$(687,744)	$49,400,900

Comprehensive income:
Net income	—	—	3,360,488	—	—	3,360,488
Other comprehensive loss, net of tax effect of $460,707:
Change in unrealized losses on available-for-sale securities	—	—	—	—	(894,314)	(894,314)

Total comprehensive income						2,466,174

Cash dividends declared ($0.27 per share)	—	—	(870,563)	—	—	(870,563)
Purchase of treasury stock	—	—	—	(599,256)	—	(599,256)

Balance, June 30, 2006	$4,475,996	$1,391,723	$53,467,923	$(7,356,329)	$(1,582,058)	$50,397,255

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2006	2005
Operating activities
Net income	$3,360,488	$2,941,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59,500	225,833
Depreciation	319,144	437,947
Amortization and accretion, net	101,410	197,411
Net gains on sales of other real estate	(6,019)	(44,424)
Changes in assets and liabilities:
Increase in other assets	(149,904)	(370,566)
Decrease in other liabilities	(265,146)	(166,981)

Net cash provided by operating activities	3,419,473	3,220,700

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	44,808,171	38,188,161
Held-to-maturity	1,947,400	742,000
Proceeds from sales of available-for-sale investment securities	—	4,373,125
Purchases of available-for-sale investment securities	(39,982,871)	(48,830,169)
Purchases of held-to-maturity investment securities	(720,000)	(856,602)
Net increase in loans	(14,367,255)	(853,267)
Proceeds from sales of other real estate	41,332	203,814
Capital expenditures, net	(664,974)	(287,808)

Net cash used in investing activities	(8,938,197)	(7,320,746)

Financing activities
Net increase (decrease) in deposits	8,890,931	(6,106,854)
Net decrease in U. S. Treasury demand note	(866,718)	(644,102)
Purchase of treasury stock	(599,256)	—
Dividends paid	(2,474,777)	(2,494,633)

Net cash provided by (used in) financing activities	4,950,180	(9,245,589)

Net decrease in cash and cash equivalents	(568,544)	(13,345,635)
Cash and cash equivalents at beginning of period	36,590,266	49,041,519

Cash and cash equivalents at end of period	$36,021,722	$35,695,884

Supplemental disclosure
Cash paid during the period
Interest	$2,858,308	$2,082,269
Income taxes	$1,700,000	$1,360,000
Noncash investing and financing activities
Broker receivable for security sales	$—	($4,373,125)
Broker payable for security purchases	—	(1,981,680)
Real estate acquired through foreclosure	168,410	265,424
Loans made in connection with sales of foreclosed real estate	84,072	204,517

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of trends or results to be expected for the full year 2006. For further information, refer to the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2005 Form 10-K.

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

Description of Business

Southeastern Banking Corporation (the “Company”), with assets exceeding $395,800,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $395,842,379 at June 30, 2006, up $7,151,207 or 1.84% from year-end 2005. Asset growth was concentrated in the loan portfolio, particularly real estate – construction balances. Specifically, loans grew $14,223,417 or 6.48%; investment securities declined $7,469,524 and federal funds sold, $3,525,000. Loans comprised approximately 66%, investment securities, 31%, and federal funds sold, 3%, of earning assets at June 30, 2006 versus 63%, 33%, and 4% at December 31, 2005. Overall, earning assets approximated 91% of total assets at June 30, 2006. During the year-earlier period, total assets declined $8,515,233 or 2.12%. A decline in federal funds sold was the main factor in the 2005 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $7,469,524 or 6.36% since December 31, 2005. Purchases of securities during the six-month period, including short-term securities with original maturities of 90 days or less, approximated $40,703,000, and redemptions, $46,756,000. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At June 30, 2006, mortgage-backed securities, corporates, and municipals comprised 23%, 8%, and 30% of the portfolio. Overall, securities comprised 31% of earning assets at June 30, 2006, down from 33% at year-end 2005. The portfolio yield approximated 4.85% during the first half of 2006.

Management believes the credit quality of the investment portfolio remains sound, with 63.94% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at June 30, 2006. The weighted average life of the portfolio was less than 3 years at June 30, 2006. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category June 30, 2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$43,889	$—	$1,213	$42,676
Mortgage-backed securities	25,976	12	1,115	24,873
Corporates	9,147	112	193	9,066

	79,012	124	2,521	76,615
Held-to-maturity:
States and political subdivisions	33,292	487	295	33,484

Total investment securities	$112,304	$611	$2,816	$110,099

As shown, the market value of the securities portfolio reflected $2,205,133 in net unrealized losses at June 30, 2006; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 6.33% or $14,164,294 since year-end 2005. The net loans to deposits ratio aggregated 70.47% at June 30, 2006 versus 68.06% at December 31, 2005, and 65.77% a year ago. A $9,571,677 or 7.80% increase in real estate – construction and residential mortgage loans, particularly construction loans, was the primary factor in the 2006 results. The majority of the growth within the construction portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate - construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Reversing 2005 declines, consumer loans grew $3,790,742 at June 30, 2006 compared to year-end 2005; these loans comprised 8% of the total portfolio at June 30, 2006. Overall, the commercial portfolio grew $781,291 or 0.90% at June 30, 2006 compared to December 31, 2005. Nonfarm real estate, governmental, and agricultural loans within the commercial portfolio grew $5,979,727, $98,983, and $924,273; other commercial/industrial agricultural loans fell $6,221,692. Commercial balances are projected to improve further during the second half of 2006.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2006. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, real estate financing in the Company’s coastal markets is expected to remain strong. During the same period in 2005, net loans increased a modest $657,659. Loans outstanding are presented by type in the table on the next page.

Loans by Category	June 30, 2006	December 31, 2005	June 30, 2005
(In thousands)
Commercial, financial, and agricultural[1]	$87,036	$86,256	$85,441
Real estate – construction[3]	92,760	64,549	62,065
Real estate – residential mortgage[2,3]	39,577	58,215	56,663
Consumer, including credit cards	18,718	14,927	15,188

Loans, gross	238,091	223,947	219,357
Unearned income	135	156	195

Loans, net	$237,956	$223,791	$219,162

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	To comply with regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2006, real estate loans exceeded $189,600,000, and commitments to extend credit on such loans approximated $33,559,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $50,993,000 at June 30, 2006; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2006 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets approximated $1,350,000 at June 30, 2006, down $144,000 or 9.64% from year-end 2005 and 1.46% from a year ago. As a percent of total assets, nonperforming assets totaled 0.34% at June 30, 2006 versus 0.38% at year-end 2005 and 0.35% at June 30, 2005. No material credits have been transferred or removed from nonaccrual status during 2006 year-to-date. Industry or individual concentrations within nonaccrual balances at June 30, 2006 included:

a)	Industry concentrations: Approximately 18% or $189,000 of nonaccrual balances at June 30, 2006 pertained to the shrimping industry. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At June 30, 2006, nonaccrual balances also included loans to one other borrower averaging $85,000. Due to the underlying collateral coverage, no significant losses, if any, are expected on this balance.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 3.97X the nonperforming loans balance at June 30, 2006 versus 3.35X at year-end 2005 and 3.98X a year ago. Significant activity within foreclosed real estate balances included foreclosure of one borrower’s residential real estate valued at $129,000. Management is unaware of any other material developments in nonperforming assets at June 30, 2006 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $466,000, or less than 1% of net loans, at June 30, 2006. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	June 30, 2006	December 31, 2005	June 30, 2005
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$224	$327	$255
Real estate – construction[3]	135	33	29
Real estate – mortgage[3]	420	818	639
Consumer, including credit cards	291	107	135

Total nonaccrual loans	1,070	$1,285	1,058
Restructured loans[1]	—	—	—

Total nonperforming loans	1,070	$1,285	1,058
Foreclosed real estate[2]	236	187	295
Other repossessed assets	44	22	17

Total nonperforming assets	$1,350	$1,494	$1,370

Accruing loans past due 90 days or more	$466	$579	$743

Ratios:
Nonperforming loans to net loans	0.45%	0.57%	0.48%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.57%	0.67%	0.62%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.
[3]	To comply with regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The six-month provision for loan losses at June 30, 2006 totaled $59,500, and net charge-offs, $118,623. The comparable provision and charge-off amounts at June 30, 2005 were $225,833 and $149,325. Net charge-offs represented 0.10% of average loans at June 30, 2006 compared to 0.14% at June 30, 2005 and 0.24% in 2004. No single charge-off exceeded

$65,000 at June 30, 2006. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Six Months Ended June 30,	2006	2005	2004
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,311	$4,134	$3,833
Provision for loan losses	60	226	424
Charge-offs:
Commercial, financial, and agricultural	72	107	126
Real estate – construction	1	—	12
Real estate – mortgage	23	15	62
Consumer, including credit cards	115	136	166

Total charge-offs	211	258	366

Recoveries:
Commercial, financial, and agricultural	10	14	5
Real estate – construction	—	4	—
Real estate – mortgage	9	3	27
Consumer, including credit cards	73	88	86

Total recoveries	92	109	118

Net charge-offs	119	149	248

Allowance for loan losses at end of period	$4,252	$4,211	$4,009

Net loans outstanding[1] at end of period	$237,956	$219,162	$211,250

Average net loans outstanding[1] at end of period	$232,717	$218,507	$205,781

Ratios:
Allowance to net loans	1.79%	1.92%	1.90%

Net charge-offs to average loans[2]	0.10%	0.14%	0.24%

Provision to average loans[2]	0.05%	0.21%	0.41%

Recoveries to total charge-offs	43.60%	42.25%	32.24%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at June 30, 2006.

Other Commitments

Other than construction of a permanent branch building to replace the temporary facility in Brunswick, Georgia, renovation of other SEB offices, and the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of June 30, 2006. Estimated remaining costs associated with new construction and renovations in progress at June 30, 2006 were $3,200,000; remaining costs associated with the new operating system, which will include both teller and deposit platforms, approximate $400,000.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2006, loans1 and investment securities with carrying values exceeding $124,153,000 and $11,380,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 91% of the funding base at June 30, 2006, virtually unchanged from 2005 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,488,841 at June 30, 2006 versus $6,355,559 at year-end 2005. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at June 30, 2006 totaled $3,000,000, of which $488,841 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at June 30, 2006, unused borrowings approximated $58,121,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew $8,890,931 or 2.70% since year-end 2005. Noninterest-bearing deposits increased $9,196,936 or 11.53%, while interest-bearing deposits fell $306,005. The decline in interest-bearing balances was reflected in two categories, NOW/money market and savings. The NOW/money market decline was due to seasonal variation in local government and commercial balances; the savings decline, mostly in the SmartSaver product, resulted from customers taking advantage of higher market rates for CDs and other investment opportunities in this rising rate environment. Overall, interest-bearing deposits comprised 73.66%, and noninterest-bearing deposits, 26.34%, of total deposits at June 30, 2006. The distribution of interest-bearing balances at June 30, 2006 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2006		December 31, 2005		June 30, 2005
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$90,770	36.49%	$93,954	37.72%	$90,541	35.13%
Savings	75,855	30.50%	82,107	32.97%	90,680	35.19%
Time certificates < $100,000	49,235	19.79%	46,891	18.83%	44,632	17.32%
Time certificates >= $100,000	32,884	13.22%	26,098	10.48%	31,848	12.36%

Total interest-bearing deposits	$248,744	100.00%	$249,050	100.00%	$257,701	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $27,459,000 and $31,527,000 of the overall deposit base at June 30, 2006 and December 31, 2005. The Company had no brokered deposits at June 30, 2006.

Approximately 83% of time certificates at June 30, 2006 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at June 30, 2006, unchanged from year-end 2005. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $149,000. Mortgage-backed securities were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at June 30, 2006:

	Repricing Within				Total
Interest Rate Sensitivity June 30, 2006	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$11,478				$11,478
Securities[1]	999	$11,105	$74,473	$25,727	112,304
Loans, gross[2]	135,550	23,861	75,266	2,344	237,021
Other assets	1,092	—	—	—	1,092

Total interest rate sensitive assets	149,119	34,966	149,739	28,071	361,895

Interest Rate Sensitive Liabilities
Deposits[3]	$185,245	49,606	13,883	10	248,744
U.S. Treasury demand note	489	—	—	—	489
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	185,734	49,606	18,883	10	254,233

Interest rate sensitivity gap	$(36,615)	$(14,640)	$130,856	$28,061	$107,662

Cumulative gap	$(36,615)	$(51,255)	$79,601	$107,662

Ratio of cumulative gap to total rate sensitive assets	(10.12)%	(14.16)%	22.00%	29.75%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	80.29%	78.22%	131.31%	142.35%

Cumulative gap at December 31, 2005	$(50,409)	$(59,043)	$71,366	$101,779

Cumulative gap at June 30, 2005	$(66,479)	$(79,309)	$63,248	$97,261

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the preceding table, the Company’s gap position ($ in thousands) remained negative through the short-term repricing intervals at June 30, 2006, totaling $(36,615) at three months and $(51,255) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at June 30, 2006 totaled $44,926 at three months and $30,286 at twelve months. The narrowing of the short-term gap position at June 30, 2006 versus year-end 2005 was primarily attributable to an increase in variable rate loans tied to prime. No significant changes are anticipated in the gap position for the remainder of 2006. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	June 30, 2006	December 31, 2005	June 30, 2005
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$51,979	$50,089	$50,963
Intangible assets and other adjustments	(536)	(565)	(594)

Total Tier 1 capital	51,443	49,524	50,369

Tier 2 capital:
Portion of allowance for loan losses	3,440	3,152	3,134
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,440	3,152	3,134

Total risk-based capital	$54,883	$52,676	$53,503

Risk-weighted assets	$274,417	$251,024	$249,889

Risk-based ratios:
Tier 1 capital	18.75%	19.73%	20.16%

Total risk-based capital	20.00%	20.98%	21.41%

Tier 1 leverage ratio	12.77%	13.10%	12.73%

Realized shareholders’ equity to assets	13.08%	12.86%	13.00%

Book value per share grew $0.69 or 4.46% during the first six months of 2006 to $16.17 at June 30, 2006. Dividends declared totaled $0.27, up 3.85% or $0.01 from 2005. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, increased $894,314 at June 30, 2006 compared to year-end 2005. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000-2005, the Company repurchased 345,795 shares on the open market and through private transactions at an average price of $19.54 per share. During the first half of 2006, the Company purchased an additional 21,402 shares at an aggregate purchase price of $599,256 or $28.00 per share. The maximum consideration available for additional purchases, at prices to be determined in the future, is $2,643,671. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 50% or $1,623,020 of the $3,246,040 in cash dividends available to the Company in 2006 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2006 second quarter totaled $1,730,416, up $167,855 or 10.74% from June 30, 2005 and 6.16% from March 31, 2006. On a per share basis, quarterly earnings totaled $0.54 at June 30, 2006 versus $0.47 at June 30, 2005 and $0.50 at March 31, 2006. Year-to-date, net income grew $419,008 to $3,360,488 at June 30, 2006 from $2,941,480 in 2005. Similarly, per share income for the six-month period improved $0.15 to $1.04 at June 30, 2006 from $0.89 in 2005. The return on beginning equity for the six-month period totaled 13.42% at June 30, 2006 versus 12.04% in 2005. Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Net interest income increased $292,648 or 6.24% during the second quarter of 2006 compared to 2005. For the year-to-date period, net interest income grew $750,632 or 8.26% from 2005. The net interest margin approximated 5.75% at June 30, 2006 versus 5.19% a year ago; the interest rate spread, 5.05% versus 4.78%. Interest earnings on loans and other earning assets improved $1,906,560 and $5,705, while earnings on investments and federal funds sold declined $74,861 and $159,572 from same period results in 2005. Overall improvements in asset yields precipitated the 2006 results. Asset yields averaged 7.41% at June 30, 2006 versus 6.29% in 2005; see the interest differential table on page 20 for more details on changes in interest income attributable to volume and rates at June 30, 2006 versus 2005. Interest expense on deposits and other borrowed funds increased $548,387 or 52.71% during the 2006 second quarter versus 2005 and $927,200 year-to-date. Cost of funds increased 83 basis points from 2005 levels, totaling 2.36% at June 30, 2006 versus 1.51% at June 30, 2005. The jump in cost of funds resulted from higher rates on all deposit types at June 30, 2006 compared to 2005. Given the rising rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to increase throughout 2006 as deposits and other funds reprice at higher levels. Anticipated loan growth in Brunswick and other markets are expected to alleviate anticipated declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve in 2006; variable loans comprised approximately 53% of total loans at June 30, 2006.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2006			2005
Average Balances[6] Six Months Ended June 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$232,717	$10,120	8.77%	$218,507	$8,211	7.52%
Federal funds sold	5,474	124	4.57%	21,822	283	2.59%
Taxable investment securities[3]	87,599	1,878	4.32%	90,777	1,862	4.10%
Tax-exempt investment securities[3,4]	30,629	991	6.52%	33,940	1,134	6.68%
Other assets	1,107	32	5.83%	1,141	26	4.56%

Total interest-earning assets	$357,526	$13,145	7.41%	$366,187	$11,516	6.29%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$88,644	$875	1.99%	$90,765	$612	1.35%
Savings	78,884	534	1.37%	95,033	417	0.88%
Time deposits	77,691	1,358	3.52%	76,196	836	2.19%
Federal funds purchased	684	18	5.31%	—	—	—
U. S. Treasury demand note	626	14	4.51%	562	7	2.49%
Federal Home Loan Bank advances	5,000	149	6.00%	5,000	149	6.00%

Total interest-bearing liabilities	$251,529	$2,948	2.36%	$267,556	$2,021	1.51%

Excess of interest-earning assets over interest-bearing liabilities	$105,997			$98,631

Interest rate spread			5.05%			4.78%

Net interest income		$10,197			$9,495

Net interest margin			5.75%			5.19%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustment has been made for any state tax benefits.
[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006 and 2005. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1]	2006 Compared to 2005 Increase (Decrease) Due to
Six Months Ended June 30,	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$559	$1,350	$1,909
Federal funds sold	(291)	132	(159)
Taxable investment securities	(66)	82	16
Tax-exempt investment securities[3]	(108)	(35)	(143)
Other interest-earning assets	(1)	7	6

Total interest income	93	1,536	1,629

Interest expense
Interest-bearing demand deposits[4]	(15)	278	263
Savings	(80)	197	117
Time deposits	17	505	522
Federal funds purchased[5]	—	18	18
U.S. Treasury demand note	1	6	7
Federal Home Loan Bank advances	—	—	—

Total interest expense	(77)	1,004	927

Net change in net interest income	$170	$532	$702

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.
[5]	The entire change in net interest income attributable to the Company’s initial borrowings under these credit facilities has been allocated to the change in volume. Similarly, when these facilities are unutilized in subsequent years, the change in net interest income is allocated to the change in volume.

Noninterest Income and Expense

Noninterest income increased $75,195 or 8.62% during the second quarter of 2006 compared to 2005 and $96,299 year-to-date. An improvement in service charges on deposit accounts was the main factor in both the quarterly and six-month results. Specifically, service charges on deposit account increased $30,218 on a quarterly basis and $68,981 or 6.16% year-to-date; the 2006 increase was primarily attributable to higher volume of NSF fees. The other operating portion of noninterest income grew $27,318 or 4.55% year-to-date. By type and amount, the chief components of other operating income at June 30, 2006 were mortgage origination fees, $207,740; income on sale of check products, $83,276; surcharge fees – ATM, $76,614; commissions on the sale of credit life insurance, $49,272; commissions on sales of other insurance and investment products through our Raymond James affiliation, $39,622; and safe deposit box rentals, $37,029. Together, these six income items comprised 78.59% of other operating income at June 30, 2006. In 2005, these same six income components comprised 82.08% of other operating income. Overall, noninterest expense increased $299,705 or 4.72% in 2006 year-to-date. Personnel costs accounted for $155,844 or 52% of the increase. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2006. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2006. When compared to the prior year, net occupancy and equipment expense increased $12,591, or less than 1%, during the first six months of 2006 compared to 2005. Other operating expenses increased $131,270 or 10.96% at June 30, 2006 compared to 2005; increases in advertising, supplies, and various legal and accounting expenses were the primary variables. Besides advertising expense, which approximated $168,000 in 2006 and $123,000 in 2005, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2006 or 2005.

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

Part II - Other Information

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There were no material changes to the Company’s risk factors during the first half of 2006, but the Company did add an additional factor:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Treasury purchases made during the quarter and six months ended June 30, 2006 are summarized in the table below:

Share Repurchases – Six Months Ended June 30, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January 1 – May 31	—	—	—	$3,242,927
June 1 - 30	21,402	$28.00	21,402	2,643,671

Total	21,402	$28.00	21,402	$2,643,671

[1]	The Board of Directors approved the repurchase of up to $10,000,000 in Company common stock at its December 9, 2003 meeting. This action increased the previous repurchase resolution of $7,000,000, which was approved by the Company’s Board on March 14, 2000 and had a remaining balance of $2,399,833. There is no expiration date for the treasury authorization.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Index to Exhibits:

Exhibit 3	Articles of Incorporation and Bylaws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990

Exhibit 31.1	Rule 13a-14(a) Certification of CEO

Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer

Exhibit 32	Section 1350 Certification of CEO/Treasurer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer
(Chief Accounting Officer)

Date: August 14, 2006