Form 10-Q
period 2006-09-30
SOUTHEASTERN BANKING CORP
filed 2006-11-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 31, 2006, 3,213,600 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I - Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) September 30, 2006	December 31, 2005
Assets

Cash and due from banks	$18,263,608	$21,587,266
Federal funds sold	10,945,000	15,003,000

Cash and cash equivalents	29,208,608	36,590,266

Investment securities
Available-for-sale, at market value	80,564,860	82,791,294
Held-to-maturity (market value of approximately $33,535,000 and $35,381,000 at September 30, 2006 and December 31, 2005)	32,971,992	34,584,741

Total investment securities	113,536,852	117,376,035

Loans, gross	239,041,667	223,947,365
Unearned income	(123,960)	(155,731)
Allowance for loan losses	(4,244,754)	(4,311,007)

Loans, net	234,672,953	219,480,627

Premises and equipment, net	9,461,573	8,817,550
Intangible assets	521,044	564,704
Other assets	6,069,964	5,861,990

Total Assets	$393,470,994	$388,691,172

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$84,001,931	$79,750,623
Interest-bearing deposits	247,371,613	249,050,465

Total deposits	331,373,544	328,801,088

U. S. Treasury demand note	1,771,002	1,355,559
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,776,900	4,133,625

Total liabilities	340,921,446	339,290,272

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,213,600 and 3,235,002 shares outstanding at September 30, 2006 and December 31, 2005)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	54,680,456	50,977,998
Treasury stock, at cost (367,197 and 345,795 shares at September 30, 2006 and December 31, 2005)	(7,356,329)	(6,757,073)

Realized shareholders’ equity	53,191,846	50,088,644
Accumulated other comprehensive loss	(642,298)	(687,744)

Total shareholders’ equity	52,549,548	49,400,900

Total Liabilities and Shareholders’ Equity	$393,470,994	$388,691,172

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Nine Months
Period Ended September 30,	2006	2005	2006	2005
Interest income
Loans, including fees	$5,376,231	$4,381,715	$15,474,705	$12,573,629
Federal funds sold	68,024	84,375	191,928	367,851
Investment securities
Taxable	904,881	987,731	2,782,595	2,849,362
Tax-exempt	320,590	372,216	979,126	1,121,696
Other assets	16,985	10,793	48,884	36,987

Total interest income	6,686,711	5,836,830	19,477,238	16,949,525

Interest expense
Deposits	1,691,911	992,589	4,458,764	2,857,417
Federal funds purchased	1,479	2,840	19,701	2,840
U. S. Treasury demand note	8,854	4,772	22,722	11,687
Federal Home Loan Bank advances	75,644	75,644	224,466	224,466

Total interest expense	1,777,888	1,075,845	4,725,653	3,096,410

Net interest income	4,908,823	4,760,985	14,751,585	13,853,115

Provision for loan losses	—	33,000	59,500	258,833

Net interest income after provision for loan losses	4,908,823	4,727,985	14,692,085	13,594,282

Noninterest income
Service charges on deposit accounts	623,500	609,671	1,812,474	1,729,664
Other operating income	328,355	363,215	956,399	963,941

Total noninterest income	951,855	972,886	2,768,873	2,693,605

Noninterest expense
Salaries and employee benefits	2,019,385	1,919,915	6,039,402	5,784,088
Occupancy and equipment, net	746,292	610,335	2,044,139	1,895,591
Other operating expense	658,351	676,502	1,987,761	1,874,642

Total noninterest expense	3,424,028	3,206,752	10,071,302	9,554,321

Income before income tax expense	2,436,650	2,494,119	7,389,656	6,733,566

Income tax expense	790,281	792,636	2,382,799	2,090,603

Net income	$1,646,369	$1,701,483	$5,006,857	$4,642,963

Basic earnings per common share	$0.51	$0.52	$1.55	$1.41

Weighted average common shares outstanding	3,213,600	3,299,978	3,226,307	3,302,743

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	$4,475,996	$1,391,723	$47,828,636	$(4,815,629)	$361,035	$49,241,761
Comprehensive income:
Net income	—	—	4,642,963	—	—	4,642,963
Other comprehensive loss, net of tax effect of $265,371:
Change in unrealized gains (losses) on available-for-sale securities	—	—	—	—	(515,131)	(515,131)

Total comprehensive income						4,127,832

Cash dividends declared ($0.39 per share)	—	—	(1,287,221)	—	—	(1,287,221)
Purchase of treasury stock	—	—	—	(291,641)	—	(291,641)

Balance, September 30, 2005	$4,475,996	$1,391,723	$51,184,378	$(5,107,270)	$(154,096)	$51,790,731

Balance, December 31, 2005	$4,475,996	$1,391,723	$50,977,998	$(6,757,073)	$(687,744)	$49,400,900
Comprehensive income:
Net income	—	—	5,006,857	—	—	5,006,857
Other comprehensive loss, net of tax effect of $23,412:	—	—	—	—	—	—
Change in unrealized losses on available-for-sale securities	—	—	—	—	45,446	45,446

Total comprehensive income						5,052,303

Cash dividends declared ($0.405 per share)	—	—	(1,304,399)	—	—	(1,304,399)
Purchase of treasury stock	—	—	—	(599,256)	—	(599,256)

Balance, September 30, 2006	$4,475,996	$1,391,723	$54,680,456	$(7,356,329)	$(642,298)	$52,549,548

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2006	2005
Operating activities
Net income	$5,006,857	$4,642,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	59,500	258,833
Depreciation	467,109	593,079
Amortization and accretion, net	174,213	298,993
Net gains on sales of other real estate	(9,410)	(89,869)
Changes in assets and liabilities:
Increase in other assets	(140,994)	(101,503)
Increase in other liabilities	247,490	129,087

Net cash provided by operating activities	5,804,765	5,731,583

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	47,386,709	42,263,613
Held-to-maturity	3,109,400	2,737,000
Proceeds from sales of available-for-sale investment securities	—	4,373,125
Purchases of available-for-sale investment securities	(45,112,871)	(55,818,378)
Purchases of held-to-maturity investment securities	(1,590,000)	(1,438,414)
Net (increase) decrease in loans	(15,437,815)	118,585
Proceeds from sales of other real estate	89,257	376,846
Capital expenditures, net	(1,111,132)	(305,063)

Net cash used in investing activities	(12,666,452)	(7,692,686)

Financing activities
Net increase (decrease) in deposits	2,572,456	(22,988,823)
Net increase in federal funds purchased	—	1,319,000
Net increase (decrease) in U. S. Treasury demand note	415,443	(473,637)
Purchase of treasury stock	(599,256)	(291,641)
Dividends paid	(2,908,614)	(2,924,172)

Net cash used in financing activities	(519,971)	(25,359,273)

Net decrease in cash and cash equivalents	(7,381,658)	(27,320,376)
Cash and cash equivalents at beginning of period	36,590,266	49,041,519

Cash and cash equivalents at end of period	$29,208,608	$21,721,143

Supplemental disclosure
Cash paid during the period
Interest	$4,493,172	$3,119,586
Income taxes	$2,615,000	$2,105,000

Noncash investing and financing activities
Broker receivable for security sales	$—	$(4,373,125)
Broker payable for security purchases	—	(1,981,680)
Real estate acquired through foreclosure	297,060	275,961
Loans made in connection with sales of foreclosed real estate	111,072	213,517

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of trends or results to be expected for the full year 2006. The Company operates within one business segment, community banking, providing a full range of services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The condensed consolidated balance sheet as of December 31, 2005 has been extracted from the audited financial statements included in the Company’s 2005 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2005 Form 10-K.

2.	Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” a clarification of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” This interpretation clarifies the application of SFAS 109 by defining a recognition threshold and measurement criterion that an individual tax position must meet for any part of the benefit of that tax position to be recognized in a company’s financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of Interpretation 48 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement provides enhanced guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2005 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 7 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled Critical Accounting Policies and Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation, with assets exceeding $393,400,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $393,470,994 at September 30, 2006, up $4,779,822 from year-end 2005. Asset growth was concentrated in the loan portfolio, particularly real estate – construction balances. Specifically, loans grew $15,192,326 or 6.92%; investment securities declined $3,839,183 and federal funds sold declined $4,058,000. Loans comprised approximately 65%, investment securities, 32%, and federal funds sold, 3%, of earning assets at September 30, 2006 versus 63%, 33%, and 4% at December 31, 2005. Overall, earning assets approximated 91% of total assets at September 30, 2006. During the year-earlier period, total assets declined $23,084,034 or 5.76%. A decline in federal funds sold was the main factor in the 2005 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $3,839,183 or 3.27% since December 31, 2005. Purchases of securities during the nine-month period, including short-term securities with original maturities of 90 days or less, approximated $46,703,000, and redemptions, $50,496,000. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At September 30, 2006, mortgage-backed securities, corporates, and municipals comprised 21%, 8%, and 29% of the portfolio. Overall, securities comprised 32% of earning assets at September 30, 2006, down from 33% at year-end 2005. The portfolio yield approximated 4.87% during the first nine months of 2006.

Management believes the credit quality of the investment portfolio remains sound, with 62.66% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at September 30, 2006. The weighted average life of the portfolio approximated 3 years at September 30, 2006. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category September 30, 2006 (In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agencies	$48,000	$54	$625	$47,429
Mortgage-backed securities	24,408	32	727	23,713
Corporates	9,131	344	52	9,423

	81,539	430	1,404	80,565
Held-to-maturity:
States and political subdivisions	32,972	734	171	33,535

Total investment securities	$114,511	$1,164	$1,575	$114,100

As shown, the market value of the securities portfolio reflected $411,143 in net unrealized losses at September 30, 2006; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 6.76% or $15,126,073 since year-end 2005. The net loans to deposits ratio aggregated 72.10% at September 30, 2006 versus 68.06% at December 31, 2005, and 68.99% a year ago. A $12,831,282 or 10.45% increase in real estate – construction and residential mortgage loans, particularly construction loans, was the primary factor in the 2006 results. The majority of the growth within the construction portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate - construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Reversing 2005 declines, consumer loans grew $2,344,926 at September 30, 2006 compared to year-end 2005; these loans comprised 7% of the total portfolio at September 30, 2006. Overall, the commercial portfolio fell a nominal $81,906 at September 30, 2006 compared to December 31, 2005. Nonfarm real estate and governmental loans within the commercial portfolio grew $3,483,792 and $704,891; other commercial/industrial and agricultural loans fell $4,003,635 and $266,954. Commercial balances are projected to improve during the fourth quarter of 2006.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow the remainder of 2006. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, real estate financing in the Company’s coastal markets is expected to remain strong. During the same period in 2005, net loans declined a negligible $268,549. Loans outstanding are presented by type in the table on the next page.

Loans by Category (In thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Commercial, financial, and agricultural[1]	$86,174	$86,256	$82,953
Real estate – construction[3]	96,807	64,549	60,452
Real estate – residential mortgage[2,3]	38,789	58,215	59,813
Consumer, including credit cards	17,272	14,927	15,185

Loans, gross	239,042	223,947	218,403
Unearned income	124	156	167

Loans, net	$238,918	$223,791	$218,236

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	To comply with regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2006, real estate loans exceeded $190,387,000, and commitments to extend credit on such loans approximated $37,535,000. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $56,943,000 at September 30, 2006; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2006 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets aggregated $1,377,507 at September 30, 2006, down $116,324 or 7.79% from year-end 2005. As a percent of total assets, nonperforming assets totaled 0.35% at September 30, 2006 versus 0.38% at year-end 2005 and 0.36% at September 30, 2005. Other than the addition of a $108,000 commercial loan, no material credits have been transferred or removed from nonaccrual status during 2006 year-to-date. Industry or individual concentrations within nonaccrual balances at September 30, 2006 included:

a)	Industry concentrations: Approximately 17% or $178,000 of nonaccrual balances at September 30, 2006 pertained to the shrimping industry. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At September 30, 2006, nonaccrual balances also included loans to two other borrowers averaging $96,000 each. Due to the underlying collateral coverage, no significant losses, if any, are expected on this balance.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 4.01X the nonperforming loans balance at September 30, 2006 versus 3.35X at year-end 2005 and 3.65X a year ago. Significant activity within foreclosed real estate balances included foreclosure of one borrower’s residential real estate valued at approximately $130,000. Management is unaware of any other material developments in nonperforming assets at September 30, 2006 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $476,000, or less than 1% of net loans, at September 30, 2006. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets (In thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Nonaccrual loans:
Commercial, financial, and agricultural	$250	$327	$302
Real estate – construction[3]	126	33	28
Real estate – mortgage[3]	347	818	726
Consumer, including credit cards	336	107	120

Total nonaccrual loans	1,059	$1,285	1,176
Restructured loans[1]	—	—	—

Total nonperforming loans	1,059	$1,285	1,176
Foreclosed real estate[2]	293	187	170
Other repossessed assets	26	22	27

Total nonperforming assets	$1,378	$1,494	$1,373

Accruing loans past due 90 days or more	$476	$579	$809

Ratios:
Nonperforming loans to net loans	0.44%	0.57%	0.54%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.58%	0.67%	0.63%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.
[3]	To comply with regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The nine-month provision for loan losses at September 30, 2006 totaled $59,500, and net charge-offs, $125,753. The comparable provision and charge-off amounts at September 30, 2005 were $258,833 and $102,144. Net charge-offs represented 0.07% of average loans at September 30, 2006 compared to 0.06% at September 30, 2005 and 0.22% in 2004. No single charge-off exceeded $65,000 at September 30, 2006. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses

Nine Months Ended September 30, (Dollars in thousands)	2006	2005	2004
Allowance for loan losses at beginning of year	$4,311	$4,134	$3,833
Provision for loan losses	60	259	612
Charge-offs:
Commercial, financial, and agricultural	80	113	197
Real estate – construction	1	—	12
Real estate – mortgage	23	35	48
Consumer, including credit cards	152	155	256

Total charge-offs	256	303	513

Recoveries:
Commercial, financial, and agricultural	15	70	5
Real estate – construction	—	—	—
Real estate – mortgage	12	13	32
Consumer, including credit cards	103	118	135

Total recoveries	130	201	172

Net charge-offs	126	102	341

Allowance for loan losses at end of period	$4,245	$4,291	$4,104

Net loans outstanding[1] at end of period	$238,918	$218,236	$219,771

Average net loans outstanding[1] at end of period	$234,098	$217,817	$208,063

Ratios:
Allowance to net loans	1.78%	1.97%	1.87%

Net charge-offs to average loans[2]	0.07%	0.06%	0.22%

Provision to average loans[2]	0.03%	0.16%	0.39%

Recoveries to total charge-offs	50.78%	66.34%	33.53%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at September 30, 2006.

Other Commitments

Other than a) construction of a permanent branch building to replace the temporary facility at Scranton Road in Brunswick, Georgia, b) preparation of leased space at Southport, also in Brunswick, to open as a new branch by year-end 2006, c) renovation of other SEB offices, and d) the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of September 30, 2006. Estimated remaining costs associated with new construction and renovations in progress at September 30, 2006 were $3,100,000; remaining costs associated with the new operating system, which will include both teller and deposit platforms, approximate $350,000.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2006, loans1 and investment securities with carrying values exceeding $119,776,000 and $15,348,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 90% of the funding base at September 30, 2006, virtually unchanged from 2005 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,771,002 at September 30, 2006 versus $6,355,559 at year-end 2005. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2006 totaled $3,000,000, of which $1,771,002 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at September 30, 2006, unused borrowings approximated $57,720,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew $2,572,456 or 0.78% since year-end 2005. Noninterest-bearing deposits increased $4,251,308 or 5.33%, while interest-bearing deposits fell $1,678,852. The decline in interest-bearing balances was reflected in two categories, NOW/money market and savings. The NOW/money market decline was due to seasonal variation in local government and commercial balances; the savings decline, mostly in the SmartSaver product, resulted from customers taking advantage of higher market rates for CDs and other investment opportunities in the present rate environment. Overall, interest-bearing deposits comprised 74.65%, and noninterest bearing deposits, 25.35%, of total deposits at September 30, 2006. The distribution of interest-bearing balances at September 30, 2006 and certain comparable quarter-end dates is shown in the table below:

	September 30, 2006		December 31, 2005		September 30, 2005
Deposits (Dollars in thousands)	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
Interest-bearing demand deposits[1]	$88,447	35.75%	$93,954	37.72%	$77,548	32.44%
Savings	72,915	29.48%	82,107	32.97%	88,902	37.19%
Time certificates < $100,000	51,888	20.98%	46,891	18.83%	46,282	19.36%
Time certificates >= $100,000	34,122	13.79%	26,098	10.48%	26,303	11.01%

Total interest-bearing deposits	$247,372	100.00%	$249,050	100.00%	$239,035	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $25,528,000 and $31,527,000 of the overall deposit base at September 30, 2006 and December 31, 2005. The Company had no brokered deposits at September 30, 2006.

Approximately 83% of time certificates at September 30, 2006 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at September 30, 2006, unchanged from year-end 2005. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $224,000. Mortgage-backed securities were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at September 30, 2006:

	Repricing Within
Interest Rate Sensitivity September 30, 2006 (Dollars in thousands)	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
Interest Rate Sensitive Assets
Federal funds sold	$10,945				$10,945
Securities[1]	2,186	$15,188	$69,002	$28,135	114,511
Loans, gross[2]	137,818	20,725	77,475	1,965	237,983
Other assets	1,088	—	—	—	1,088

Total interest rate sensitive assets	152,037	35,913	146,477	30,100	364,527

Interest Rate Sensitive Liabilities
Deposits[3]	$174,026	59,054	14,282	10	247,372
U.S. Treasury demand note	1,771	—	—	—	1,771
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	175,797	59,054	19,282	10	254,143

Interest rate sensitivity gap	$(23,760)	$(23,141)	$127,195	$30,090	$110,384

Cumulative gap	$(23,760)	$(46,901)	$80,294	$110,384

Ratio of cumulative gap to total rate sensitive assets	(6.52)%	(12.87)%	22.03%	30.28%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	86.48%	80.03%	131.60%	143.43%

Cumulative gap at December 31, 2005	$(50,409)	$(59,043)	$71,366	$101,779

Cumulative gap at September 30, 2005	$(53,074)	$(73,722)	$67,354	$99,399

[1]	Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives which may be different from the contractual terms. Equity securities, if any, are excluded.
[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the preceding table, the Company’s gap position ($ in thousands) remained negative through the short-term repricing intervals at September 30, 2006, totaling $(23,760) at three months and $(46,901) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at September 30, 2006 totaled $54,107 at three months and $30,966 at twelve months. The narrowing of the short-term gap position at September 30, 2006 versus year-end 2005 was primarily attributable to an increase in variable rate loans tied to prime. No significant changes are anticipated in the gap position the remainder of 2006. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios (Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Tier 1 capital:
Realized shareholders’ equity	$53,192	$50,089	$51,945
Intangible assets and other adjustments	(521)	(565)	(579)

Total Tier 1 capital	52,671	49,524	51,366

Tier 2 capital:
Portion of allowance for loan losses	3,463	3,152	3,067
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,463	3,152	3,067

Total risk-based capital	$56,134	$52,676	$54,433

Risk-weighted assets	$276,286	$251,024	$244,337

Risk-based ratios:
Tier 1 capital	19.06%	19.73%	21.02%

Total risk-based capital	20.32%	20.98%	22.28%

Tier 1 leverage ratio	13.67%	13.10%	13.39%

Realized shareholders’ equity to assets	13.50%	12.86%	13.75%

Book value per share grew $1.07 or 6.91% during the first nine months of 2006 to $16.55 at September 30, 2006. Dividends declared totaled $0.405, up 3.85% or $0.015 from 2005. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, fell $45,446 at September 30, 2006 compared to year-end 2005. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2005, the Company repurchased 345,795 shares on the open market and through private transactions at an average price of $19.54 per share. During the nine months of 2006, the Company purchased an additional 21,402 shares at an aggregate purchase price of $599,256 or $28.00 per share. The maximum consideration available for additional purchases, at prices to be determined in the future, is $2,643,671. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 75% or $2,434,530 of the $3,246,040 in cash dividends available to the Company in 2006 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the 2006 third quarter totaled $1,646,369, down a marginal $55,114 or 3.24% from September 30, 2005 and down 4.86% from June 30, 2006. On a per share basis, quarterly earnings totaled $0.51 at September 30, 2006 versus $0.52 at September 30, 2005 and $0.54 at June 30, 2006. Year-to-date, net income grew $363,894 to $5,006,857 at September 30, 2006 from $4,642,963 in 2005. Similarly, per share income for the nine-month period improved $0.14 to $1.55 at September 30, 2006 from $1.41 in 2005. The return on beginning equity for the nine-month period totaled 13.33% at September 30, 2006 versus 12.66% in 2005. Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Net interest income increased $147,838 or 3.11% during the third quarter of 2006 compared to 2005. For the year-to-date period, net interest income grew $898,470 or 6.49% from 2005. The net interest margin approximated 5.73% at September 30, 2006 versus 5.32% a year ago; the interest rate spread, 4.97% versus 4.89%. Interest earnings on loans and other earning assets improved $2,901,076 and $11,897, while earnings on investments and federal funds sold declined $209,337 and $175,923 from same period results in 2005. Overall improvements in asset yields precipitated the 2006 results. Asset yields averaged 7.50% at September 30, 2006 versus 6.46% in 2005; see the interest differential table on page 20 for more details on changes in interest income attributable to volume and rates at September 30, 2006 versus 2005. Interest expense on deposits and other borrowed funds increased $702,043 or 65.26% during the 2006 third quarter versus 2005 and $1,629,243 year-to-date. Cost of funds increased 96 basis points from 2005 levels, totaling 2.53% at September 30, 2006 versus 1.57% at September 30, 2005. The jump in cost of funds resulted from higher rates on all deposit types at September 30, 2006 compared to 2005. Given the rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to continue increasing as deposits and other funds reprice at higher levels. Anticipated loan growth in Brunswick and other markets are expected to alleviate projected declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve in 2006; variable loans comprised approximately 54% of total loans at September 30, 2006.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances[6] Nine Months Ended September 30, (Dollars in thousands)	2006			2005
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
Assets
Interest-earning assets:
Loans, net[1,2,4]	$234,098	$15,517	8.86%	$217,817	$12,616	7.72%
Federal funds sold	5,373	192	4.78%	17,796	368	2.76%
Taxable investment securities[3]	86,094	2,783	4.32%	92,036	2,849	4.13%
Tax-exempt investment securities[3,4]	30,313	1,476	6.51%	33,887	1,697	6.68%
Other assets	1,105	49	5.93%	1,157	37	4.26%

Total interest-earning assets	$356,983	$20,017	7.50%	$362,693	$17,567	6.46%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$86,066	$1,340	2.08%	$88,392	$914	1.38%
Savings	77,451	890	1.54%	93,147	615	0.88%
Time deposits	79,871	2,229	3.73%	75,748	1,328	2.34%
Federal funds purchased	486	20	5.50%	105	3	3.81%
U. S. Treasury demand note	646	23	4.76%	567	12	2.82%
Federal Home Loan Bank advances	5,000	224	6.00%	5,000	224	6.00%

Total interest-bearing liabilities	$249,520	$4,726	2.53%	$262,959	$3,096	1.57%

Excess of interest-earning assets over interest-bearing liabilities	$107,463			$99,734

Interest rate spread			4.97%			4.89%

Net interest income		$15,291			$14,471

Net interest margin			5.73%			5.32%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2006 and 2005. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1]	2006 Compared to 2005
Nine Months Ended September 30,	Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net
Interest income
Loans[2,3]	$989	$1,912	$2,901
Federal funds sold	(348)	172	(176)
Taxable investment securities	(189)	123	(66)
Tax-exempt investment securities[3]	(175)	(46)	(221)
Other interest-earning assets	(2)	14	12

Total interest income	275	2,175	2,450

Interest expense
Interest-bearing demand deposits[4]	(25)	451	426
Savings	(118)	393	275
Time deposits	76	825	901
Federal funds purchased[5]	15	2	17
U.S. Treasury demand note	2	9	11
Federal Home Loan Bank advances	—	—	—

Total interest expense	(50)	1,680	1,630

Net change in net interest income	$325	$495	$820

[1]	Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.
[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]	Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.
[4]	Now and money market accounts.
[5]	The entire change in net interest income attributable to the Company’s initial borrowings under these credit facilities has been allocated to the change in volume. Similarly, when these facilities are unutilized in subsequent years, the change in net interest income is allocated to the change in volume.

Noninterest Income and Expense

Noninterest income declined $21,031 or 2.16% during the third quarter of 2006 compared to 2005 but grew $75,268 year-to-date. A decline in commissions on sales of insurance and investment products through our Raymond James affiliation was the predominant factor in the quarterly results. Year-to-date, an $82,810 or 4.79% increase in service charges on deposit accounts was the main factor. The 2006 improvement in service charges was primarily attributable to higher volume of NSF fees. The other operating portion of noninterest income declined $7,542 or 0.78% year-to-date. By type and amount, the chief components of other operating income at September 30, 2006 were mortgage origination fees, $325,569; income on sale of check products, $123,961; surcharge fees – ATM, $113,781; commissions on the sale of credit life insurance, $79,705; and safe deposit box rentals, $54,421. Together, these five income items comprised 72.92% of other operating income at September 30, 2006. In 2005, these same five income components comprised 78.32% of other operating income. Overall, noninterest expense increased $516,981 or 5.41% in 2006 year-to-date. Personnel costs accounted for $255,314 or 49% of the increase. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2006. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2006. When compared to the prior year, net occupancy and equipment expense increased $148,548 or 7.84% during the first nine months of 2006 compared to 2005. Costs associated with renovations at four branch facilities comprised the majority of the 2006 increase. Other operating expenses increased $113,119 or 6.03% at September 30, 2006 compared to 2005; increases in advertising and various legal and accounting expenses were the primary variables. Besides advertising expense, which approximated $245,000 in 2006 and $187,000 in 2005, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2006 or 2005.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared applying certain “critical” accounting policies. Critical accounting policies affect accounts such as the allowance for loan losses, income taxes, investment securities, and goodwill and other intangibles and require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company’s critical accounting policies are further discussed in the 2005 Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2005.

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

Part II - Other Information

Item 1. Legal Proceedings.

Not Applicable

Item 1A. Risk Factors.

There were no material changes to the Company’s risk factors during the first nine months of 2006, but the Company did add an additional factor:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5. Other Information.

Not Applicable

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

Date: November 14, 2006