Form 10-K
period 2006-12-31
SOUTHEASTERN BANKING CORP
filed 2007-04-17
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of common stock held by non-affiliates on June 30, 2006 was approximately $58,833,000 (based on a per share price of $27.70 on over-the-counter trades executed by principal market-makers).

As of March 20, 2007, the Registrant had 3,209,600 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference in Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 13, 2007 are incorporated by reference in Part III.

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

In February 2003, the Company opened a loan production office in Brunswick, Georgia. In November 2004, a full service banking facility was opened at 755 Scranton Road in Brunswick, and the loan production office closed. In January 2007, the Company opened a new branch at 601 Palisade Drive in the fast-growing Southport area of Brunswick.

SBC Financial Services, the Company’s subsidiary which formerly offered insurance agent and investment brokerage services, is now inactive. Insurance and investment services are now being offered directly by SEB.

2. Business. SEB, the Company’s commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and ATM network in southeast Georgia and northeast Florida. SEB’s primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. Through an affiliation with Raymond James Financial Services, SEB also provides insurance agent and investment brokerage services. At December 31, 2006, SEB operated sixteen full-service banking offices with total assets approximating $409,000,000. A list of SEB offices is provided in Part I, Item 2.

The Federal Reserve Bank of Atlanta is the principal correspondent of SEB; virtually all checks and electronic payments are processed through the Federal Reserve. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama.

At December 31, 2006, the Company and its subsidiary had 164 full-time employees and 11 part-time employees.

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

The Company faces increasingly aggressive competition from other domestic lending institutions and from numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously reserved for commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Recent abolishment of certain restrictions between banks, securities firms, and insurance companies further intensifies competition; refer to the Supervision and Regulation section of this Item for more details.

4. Supervision and Regulation. As a bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (“GDBF”), is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation (“FDIC”). SEB is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of SEB. In addition to the impact of regulation, the Company is also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. The Company’s nonbank subsidiary, although currently inactive, is regulated and supervised by applicable bank, insurance, and various other regulatory agencies.

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

Our business is subject to certain risks, including those described below. The risks below do not describe all risks applicable to our business and are intended only as a summary of certain material factors that affect our operations in our industry and markets. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance in which we operate. More detailed information concerning these and other risks is contained in other sections of this Form 10-K.

We face strong competition from other financial services providers.

We operate in a highly competitive market for the products and services we offer. The competition among financial services providers to attract and retain customers is strong. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our market areas and elsewhere. Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints and some have lower cost structures. While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 80% of our total loans were collateralized by real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations and financial condition.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In the future, we may not have the benefit of a favorable interest rate environment or a strong real estate market. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market areas.

Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in southeast Georgia and northeast Florida, our success will depend significantly upon the economic conditions in those areas. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.

Like other financial institutions, we face the risk that our customers will not repay their loans, that the collateral securing the payment of those loans may be insufficient to assure repayment, and that we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume, delinquencies and non-accruals, national and local economic conditions, and other pertinent information. However, those established loan loss reserves may prove insufficient. If we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results.

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

As we expand our business in the future into new and emerging markets, we may also consider and enter into new lines of business or offer new products or services. Such expansion involves risks, including:

•	Entry into new markets where we lack experience;

•	The introduction of new products or services into our business with which we lack experience;

•	The time and cost associated with identifying and evaluating potential markets, products and services, hiring experienced local management, and opening new offices;

•	Potential time lags between preparatory activities and the generation of sufficient assets and deposits to support the costs of expansion; and

•	The estimates and judgments used to evaluate market risks with respect to new markets, products, and services may not be accurate.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Many of these regulations are intended to protect depositors, the public, and the FDIC rather than shareholders. The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.

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

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition, and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services, and technologies. These changes may be more difficult or expensive than we anticipate.

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

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results, and financial condition.

We may be involved from time to time in a variety of litigation, investigations, or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against it, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Various domestic or international military or terrorist activities or conflicts could affect our business and financial condition.

Acts or threats of war or terrorism, actions taken by the United States or other governments in response to such acts or threats could negatively affect business and economic conditions in the United States. If terrorist activity, acts of war, or other international hostilities cause an overall economic decline, our financial condition and results of operations could be adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including war in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that we cannot predict.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 28% of our outstanding common stock as of December 31, 2006. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of SEB to pay dividends to the Company is limited by its obligation to maintain sufficient capital and by other general restrictions on its dividends that are applicable to Georgia banks and banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock.

Item 1B.	Unre solved Staff Comments.

None

Item 2.	Prop erties.

Company Property. The Company’s executive offices are located in SEB’s main banking office at 1010 Northway Street, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has fifteen other banking offices in northeast Florida and southeast Georgia as shown in the table below:

Banking Offices
Florida	542238 US Highway 1 Nassau County Callahan, Florida 32011	463128 State Road 200 Nassau County Yulee, Florida 32097

Banking Offices, continued:

Florida	15885 County Road 108 Nassau County Hilliard, Florida 32046

Georgia	755 Scranton Road Glynn County Brunswick, Georgia 31525	1501 GA Highway 40 East Camden County Kingsland, Georgia 31548

	620 S. Peterson Street Coffee County Douglas, Georgia 31533	110 Bacon Street Brantley County Nahunta, Georgia 31553

	Highway 17 McIntosh County Eulonia, Georgia 31331	910 Van Streat Highway Coffee County Nicholls, Georgia 31554

	101 Love Street Charlton County Folkston, Georgia 31537	2004 Highway 17 Bryan County Richmond Hill, Georgia 31324

	14 Hinson Street Jeff Davis County Hazlehurst, Georgia 31539	2512 Osborne Road Camden County St. Marys, Georgia 31558

	107 E. Main Street Brantley County Hoboken, Georgia 31542	414 Bedell Avenue Camden County Woodbine, Georgia 31569

The Company owns all of its main office and branch facilities except its Scranton Road facility in Brunswick. The Scranton facility is a temporary branch building leased from a third party. Additionally, general office space is leased in Brunswick from another third party. The annual lease expense for the Brunswick office space and Scranton facility approximates $77,000; the remaining term of the leases is less than one year. The Company is also leasing space at 601 Palisade Drive in the Southport area of Brunswick; the new branch at that location opened in January 2007. The annual lease expense for the Southport location approximates $22,000; the remaining term of the lease approximates two years. See Note 5 to the consolidated financial statements for further property information.

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

The table below sets forth the high and low sales prices and the cash dividends declared on the Company’s common stock during the periods indicated.

Market Sales Price & Dividends Declared	Quarter		Sales Price		Dividends Declared
			High	Low

2006	4	th	$30.00	$27.25	$0.615
	3	rd	28.50	28.00	0.135
	2	nd	27.75	27.15	0.135
	1	st	28.00	26.00	0.135
2005	4	th	28.25	27.50	0.63
	3	rd	28.50	26.50	0.13
	2	nd	28.00	25.00	0.13
	1	st	28.00	25.00	0.13
2004	4	th	26.25	25.10	0.625
	3	rd	27.25	25.00	0.125
	2	nd	27.45	24.75	0.125
	1	st	26.00	24.00	0.125

The Company had approximately 500 shareholders of record at December 31, 2006.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in recent years, the Company has declared an extra dividend in the fourth quarter of each year. Management anticipates that the Company will continue to pay regular cash dividends; however, any extra dividend will be incorporated in the regular quarterly dividend on a pro-rata basis effective the fourth quarter of 2007. See the Capital Adequacy section of Part II, Item 7 for more details.

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. The amount of cash dividends available from SEB for payment in 2007 without such prior approval is approximately $3,279,000.

The Company manages capital through dividends and share repurchases authorized by the Board of Directors. Capital needs are assessed based on expected growth and the current economic climate. In 2006, the Company repurchased 21,402 shares at an aggregate price of $599,256 and in 2005, 69,147 shares at an aggregate price of $1,941,444. As of December 31, 2006, the Company was authorized to purchase treasury shares valued at $2,643,671 under current Board resolutions. There is no expiration date for the treasury authorization.

Treasury purchases made during 2006 are summarized in the table on the next page.

Share Repurchases - 2006	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January - May	—	—	—	$3,242,927
June	21,402	28.00	21,402	2,643,671
July - December	—	—	—	2,643,671

Total	21,402	$28.00	21,402

Subsequent to December 31, 2006, the Company purchased another 4,000 treasury shares at an aggregate purchase price of $118,000 or $28.00 per share.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Stock Index and The Carson Medlin Company’s Independent Bank Index (the “IBI”) for the five years commencing December 31, 2001 and ended December 31, 2006. The IBI comprises a group of 28 independent community banks located in the southeastern United States.

	2001	2002	2003	2004	2005	2006
Southeastern Banking Corporation	100	132	204	213	240	251
Independent Bank Index	100	124	168	193	199	230
Nasdaq Index	100	69	103	113	115	126

Item 6.	Selected Consolidated Financial Data.

Selected financial data for the last five years is provided in the table below:

Financial Data	2006	2005	2004	2003	2002
(Dollars in thousands except per share data)
At December 31:
Total assets	$410,302	$388,691	$400,755	$374,368	$378,140
Loans, net of unearned income	247,765	223,791	218,505	205,680	174,981
Allowance for loan losses	4,240	4,311	4,134	3,833	3,601
Investment securities	126,286	117,376	117,884	131,759	153,323
Deposits	341,951	328,801	339,310	316,963	317,848
Long-term debt	5,000	5,000	5,000	5,000	5,000
Treasury stock	7,356	6,757	4,816	4,600	4,124
Realized stockholders’ equity	52,784	50,089	48,881	46,599	45,193

For the Year:
Net interest income	$19,644	$18,610	$17,275	$16,385	$15,333
Provision for loan losses	110	340	807	968	1,074
Net income	6,575	6,475	5,803	5,201	4,759
Common dividends paid	3,342	3,352	3,361	3,383	3,430

Per Common Share:
Basic earnings	$2.04	$1.97	$1.75	$1.56	$1.42
Dividends declared	1.02	1.02	1.00	1.00	1.00
Book value	16.43	15.48	14.79	14.07	13.56

Financial Ratios:
Return on average assets	1.68%	1.67%	1.53%	1.42%	1.30%
Return on beginning equity	13.13	13.25	12.45	11.51	10.66
Tier 1 capital ratio	18.36	19.73	18.92	19.06	20.76
Total capital ratio	19.61	20.98	20.17	20.32	22.01
Tier 1 leverage ratio	13.05	13.10	12.34	12.56	12.14

The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchases made from 2002—2006.

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

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation, with assets exceeding $410,300,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank, the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

FINANCIAL CONDITION

Consolidated assets totaled $410,302,056 at year-end 2006, up $21,610,884 or 5.56% from December 31, 2005. Asset growth was concentrated in the loan portfolio, particularly real estate – construction balances. Specifically, loans grew $24,044,840 or 10.96% and investment securities, $8,910,190; federal funds sold declined $15,003,000. Loans comprised approximately 66%, investment securities, 34%, and federal funds sold, 0%, of earning assets at December 31, 2006 versus 63%, 33%, and 4% at December 31, 2005. Overall, earning assets approximated 91% of total assets at both December 31, 2006 and 2005. During the year-earlier period, total assets declined $12,064,046 or 3.01%. A decline in federal funds sold was the main factor in the 2005 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities increased $8,910,190 or 7.59% at December 31, 2006 compared to 2005. Purchases of securities during 2006, including short-term securities with original maturities of 90 days or less, approximated $96,260,000, and sales and other redemptions, $87,406,000. The Company recognized virtually no losses on sales of securities in 2006. In 2005, the Company recognized a loss of $76,750 on the sale of Agency securities approximating $3,000,000; these securities were sold to improve the overall yield of the portfolio. The remaining redemptions were attributable to various issuers’ exercise of call options and other prepayments as a result of the interest rate environment as well as maturities in the normal course of business. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At December 31, 2006, mortgage-backed securities, corporates, and municipals comprised 18%, 8%, and 26% of the portfolio. Overall, securities comprised 34% of earning assets at December 31, 2006, up from 33% at year-end 2005. The portfolio yield approximated 4.92% in 2006, up 9 basis points from 2005.

Management believes the credit quality of the investment portfolio remains sound, with 66.24% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at December 31, 2006. The weighted average life of the portfolio approximated 3 years at year-end 2006. The amortized cost and estimated fair value of investment securities are delineated in the table on the next page.

Investment Securities by Category December 31,	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies
2006	$61,544	$28	$572	$61,000
2005	46,668	—	722	45,946
2004	34,381	54	72	34,363
Mortgage-backed securities
2006	23,205	37	586	22,656
2005	29,014	67	796	28,285
2004	33,940	231	305	33,866
Corporate bonds
2006	9,647	244	56	9,835
2005	8,152	436	27	8,561
2004	12,027	643	3	12,667

Total available-for-sale
2006	94,396	309	1,214	93,491
2005	83,834	503	1,545	82,792
2004	80,348	928	380	80,896
Held-to-maturity:
State and municipal securities
2006	32,795	643	205	33,233
2005	34,585	953	157	35,381
2004	36,989	1,823	42	38,770

Total investment securities:
2006	$127,191	$952	$1,419	$126,724
2005	118,419	1,456	1,702	118,173
2004	117,337	2,751	422	119,666

As shown, the carrying value of the investment portfolio reflected $467,902 in net unrealized losses at December 31, 2006; refer to Note 2 of the consolidated financial statements and the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

The distribution of maturities and the weighted average yields of investment securities at December 31, 2006 are shown in the table on the next page. Actual maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations.

Maturity Distribution of Investment Securities December 31, 2006	1 Year or Less	1 – 5 Years	5 – 10 Years	After 10 Years	Total
(Dollars in thousands)
Distribution of maturities
Amortized cost:
U.S. Government agencies	$26,990	$29,144	$5,410	$—	$61,544
Mortgage-backed securities[1]	1,390	21,246	569	—	23,205
Corporate bonds	—	8,088	1,025	534	9,647
States and municipal securities	816	10,482	14,744	6,753	32,795

Total investment securities	$29,196	$68,960	$21,748	$7,287	$127,191

Fair value:
U.S. Government agencies	$26,888	$28,684	$5,428	$—	$61,000
Mortgage-backed securities[1]	1,379	20,696	581	—	22,656
Corporate bonds	—	8,296	1,005	534	9,835
States and municipal securities	815	10,642	14,927	6,849	33,233

Total investment securities	$29,082	$68,318	$21,941	$7,383	$126,724

Weighted average yield:
U.S. Government agencies	4.38%	4.23%	5.69%	—	4.42%
Mortgage-backed securities[1]	4.13%	4.10%	6.45%	—	4.16%
Corporate bonds	—	6.00%	6.00%	6.00%	6.00%
States and municipal securities[2]	6.06%	6.81%	6.69%	5.90%	6.55%

Total investment securities	4.41%	4.79%	6.40%	5.90%	5.04%

[1]	Distribution of maturities for mortgage-backed securities is based on expected average lives which may differ from the contractual terms.
[2]

The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

Loans

Loans, net of unearned income, grew 10.71% or $23,973,799 since year-end 2005. The net loans to deposits ratio aggregated 72.46% at December 31, 2006 versus 68.06% and 64.40% at December 31, 2005 and 2004. A $20,786,709 or 16.93% increase in real estate – construction and residential mortgage loans, particularly construction loans, was the primary factor in the 2006 results. The majority of the growth within the construction portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate – construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Reversing 2005 declines, consumer loans grew $2,143,978 at December 31, 2006 compared to year-end 2005; these loans comprised 7% of the total portfolio at December 31, 2006. Overall, the commercial portfolio grew $999,818 at year-end 2006 compared to 2005. Nonfarm real estate and governmental loans within the commercial portfolio grew $4,527,304 and $1,240,244; other commercial/industrial and agricultural loans fell $4,265,221 and $502,509. Commercial balances are projected to improve during 2007.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow in 2007. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, real estate financing in the Company’s coastal markets is expected to remain strong. During the same period in 2005, net loans grew 2.42% or $5,287,131. Growth in real estate – construction loans was the main factor in the 2005 results. Loans outstanding are presented by type in the table below:

Loans by Category December 31,	2006	2005	2004	2003	2002
(In thousands)
Commercial, financial, and agricultural[1]	$87,255	$86,256	$87,784	$86,078	$77,680
Real estate – construction[3]	104,212	64,549	56,471	43,770	17,371
Real estate – residential mortgage[2,3]	39,340	58,215	56,944	54,782	55,614
Consumer, including credit cards	17,071	14,927	17,510	21,266	24,649

Loans, gross	247,878	223,947	218,709	205,896	175,314
Unearned income	112	156	204	216	333

Loans, net	$247,766	$223,791	$218,505	$205,680	$174,981

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate—mortgage are now being coded as real estate—construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

The amount of commercial/financial/agricultural and real estate—construction loans outstanding at December 31, 2006, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below. The maturities shown are not necessarily indicative of future principal reductions or cash flow since each loan is evaluated at maturity and, in many instances, is renewed in part or total.

Loan Maturity and Interest Rate Sensitivity – Selected Loans December 31, 2006	Total	Within One Year	One-Five Years	After Five Years
(In thousands)
Loan maturity:
Commercial, financial, and agricultural[1]	$87,020	$28,220	$55,292	$3,508
Real estate – construction[1]	104,091	72,580	30,874	637

Total	$191,111	$100,800	$86,166	$4,145

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates			$55,054	$831
Floating or adjustable interest rates			31,112	3,314

Total			$86,166	$4,145

[1]	Excludes nonaccrual loans totaling approximately $235 and $121.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2006, approximately 80% of the loan portfolio was comprised of loans with real estate as the primary collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $60,457,000 at year-end 2006; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements. The Company did not fund or incur any losses on letters of credit in 2006 and 2005.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets aggregated $1,267,272 at year-end 2006, down $226,561 or 15.17% from year-end 2005. As a percent of total assets, nonperforming assets totaled 0.31% at December 31, 2006 versus 0.38% at both December 31, 2005 and 2004. Other than the addition of a $97,000 commercial loan, no material credits were transferred or removed from nonaccrual status during 2006. Industry or individual fluctuations within nonaccrual balances at December 31, 2006 included:

a)	Industry concentrations: Approximately 14% or $131,000 of nonaccrual balances at December 31, 2006 pertained to the commercial shrimping industry; charge-offs on these particular loans approximated $52,000 during 2006. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At December 31, 2006, nonaccrual balances also included loans to two other borrowers averaging $89,000 each. Due to the underlying collateral coverage, no significant losses, if any, are expected on these balances.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 4.40X the nonperforming loans balance at December 31, 2006 versus 3.35X at year-end 2005 and 3.87X at year-end 2004. Significant activity within foreclosed real estate balances included foreclosure of one borrower’s residential real estate valued at approximately $130,000. Management is unaware of any other material developments in nonperforming assets at December 31, 2006 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $647,000, or less than 1% of net loans, at year-end 2006. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets
December 31,	2006	2005	2004	2003	2002
(Dollars in thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$235	$327	$312	$691	$1,417
Real estate – construction	121	33	33	60	—
Real estate – residential mortgage	318	818	556	560	517
Consumer, including credit cards	290	107	168	77	96

Total nonaccrual loans	$964	$1,285	$1,069	$1,388	$2,030
Restructured loans[1]	—	—	—	—	—

Total nonperforming loans	$964	$1,285	$1,069	$1,388	$2,030
Foreclosed real estate[2]	288	187	409	197	273
Other repossessed assets	15	22	27	11	91

Total nonperforming assets	$1,267	$1,494	$1,505	$1,596	$2,394

Accruing loans past due 90 days or more	$647	$579	$876	$961	$1,448

Ratios:
Nonperforming loans to net loans	0.39%	0.57%	0.49%	0.67%	1.16%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.51%	0.67%	0.69%	0.78%	1.37%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Nonperforming Assets – 2005 compared to 2004 and 2003. Charge-offs on nonaccrual loans pertaining to the commercial shrimping industry approximated $64,000 in 2005. Other nonperforming activity in 2005 included foreclosure of a $94,000 residential parcel and sale of a separate $150,000 parcel. Nonperforming activity in 2004 included a $191,000 reduction in a large nonaccrual loan due to borrower sale of underlying collateral and an $86,000 charge-off on a separate commercial real estate loan; additionally, foreclosed real estate balances included foreclosure of a commercial parcel valued at $170,000 and sale of an unrelated $98,000 parcel at a book gain of $117,000.

Nonperforming Assets – 2003 compared to 2002. The fluctuation in nonperforming asset balances at year-end 2003 versus 2002 resulted predominantly from agricultural-based loans. Specifically, nonaccrual balances in 2002 included approximately $600,000 pertaining to an impaired agricultural loan collateralized by timber and farmlands. In March 2003, this loan was paid off; interest income recognized upon settlement totaled $112,000. Conversely, due to the decline in the shrimping industry, multiple loans to commercial fishermen totaling approximately $334,000 were converted to nonaccrual status during 2003.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) income on the loan is recognized on a cash basis due to deterioration in the financial condition of the borrower. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses. Accrued interest on any loan placed on nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual (or former nonaccrual) loans until all principal has been collected. The gross amount of interest income that would have been recorded in 2006, 2005, and 2004, if such loans had been accruing interest at their contractual rates, was $95,000, $99,000, and $154,000; interest income actually recognized totaled $58,000, $65,000, and $155,000. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower’s financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the footnotes accompanying the consolidated financial statements for more details on the Company’s accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The 2006 provision for loan losses totaled $109,500 and net charge-offs, $180,541. The comparable provision and charge-off amounts for 2005 were $339,833 and $162,874 and in 2004, $807,483 and $506,086. Net charge-offs represented 0.08% of average loans in 2006 compared to 0.07% in 2005 and 0.24% in 2004. Refer to the Nonperforming Assets section of this Analysis for details on specific charge-offs recognized the last few years. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table on the next page.

Allowance for Loan Losses Years Ended December 31,
	2006	2005	2004	2003	2002
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,311	$4,134	$3,833	$3,601	$3,135
Provision for loan losses	110	340	807	968	1,074
Charge-offs:
Commercial, financial, and agricultural	142	126	339	391	146
Real estate – construction	4	28	12	29	2
Real estate – residential mortgage	26	35	71	106	198
Consumer, including credit cards	192	227	335	450	528

Total charge-offs	364	416	757	976	874

Recoveries:
Commercial, financial, and agricultural	47	76	11	31	21
Real estate – construction	—	—	—	1	—
Real estate – residential mortgage	20	19	47	20	5
Consumer, including credit cards	116	158	193	188	240

Total recoveries	183	253	251	240	266

Net charge-offs	181	163	506	736	608

Allowance for loan losses at end of period	$4,240	$4,311	$4,134	$3,833	$3,601

Net loans outstanding[1] at end of period	$247,766	$223,791	$218,505	$205,680	$174,981

Average net loans outstanding[1] at end of period	$236,120	$218,211	$210,477	$187,789	$173,663

Ratios:
Allowance to net loans	1.71%	1.93%	1.89%	1.86%	2.06%

Net charge-offs to average loans	0.08%	0.07%	0.24%	0.39%	0.35%

Provision to average loans	0.05%	0.16%	0.38%	0.52%	0.62%

Recoveries to total charge-offs	50.27%	60.82%	33.16%	24.59%	30.43%

[1]	Net of unearned income

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

Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. The unallocated component of the allowance reflects the margin for imprecisions in data and analytics inherent in most estimation processes. Based on its analyses, management believes the allowance was adequate at December 31, 2006.

The allowance is summarized by loan categories in the table below:

Allocation of Allowance for Loan Losses December 31,	2006	2005	2004	2003	2002
(Dollars in thousands)

Allocation of allowance by loan category:
Commercial, financial, and agricultural	$1,616	$1,621	$1,764	$1,581	$1,843
Real estate – construction[1]	986	666	1,055	906	144
Real estate – residential mortgage[1]	633	866	973	918	893
Consumer, including credit cards	650	687	323	385	449
Unallocated	355	471	19	43	272

Total	$4,240	$4,311	$4,134	$3,833	$3,601

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	38%	38%	43%	41%	51%
Real estate – construction[1]	23%	15%	26%	24%	4%
Real estate – residential mortgage[1]	15%	20%	23%	24%	25%
Consumer, including credit cards	16%	16%	8%	10%	12%
Unallocated	8%	11%	—%	1%	8%

Total	100%	100%	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	35%	38%	41%	42%	44%
Real estate – construction[1]	42%	29%	25%	21%	10%
Real estate – residential mortgage[1]	16%	26%	26%	27%	32%
Consumer, including credit cards	7%	7%	8%	10%	14%

Total	100%	100%	100%	100%	100%

[1]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate—mortgage are now being coded as real estate—construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

As shown in the table above, growth in the allowance allocated to real estate – construction loans was primarily attributable to volume increases within that portfolio.

Other Commitments

Other than a) construction of a permanent branch building to replace the temporary facility at Scranton Road in Brunswick, Georgia, b) preparation of leased space at Southport, also in Brunswick, which opened as a new branch in January 2007, c) renovation of other SEB offices, and d) the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of December 31, 2006. Estimated remaining costs associated with new construction and renovations in progress at December 31, 2006 were $2,800,000; costs associated with the new operating system, which will include both teller and deposit platforms, approximate $350,000.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank (the “FHLB”). Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2006, loans1 and investment securities with carrying values exceeding $122,739,000 and $28,446,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 88% of the funding base at December 31, 2006, down 400 basis points from 2005 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $11,589,141 at year-end 2006 versus $6,355,559 at December 31, 2005. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at year-end 2006 totaled $3,000,000, of which 64% was outstanding. Borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $4,684,000; the maximum credit facility under these lines was $23,000,000 at December 31, 2006. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at year-end 2006, unused borrowings approximated $60,439,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2007. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy and the Financial Condition section of this Analysis for details on unfunded loan commitments.

1No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits aggregated $341,951,030 at year-end 2006, up $13,149,942 or 4.00% from December 31, 2005. Virtually all of the 2006 growth was attributable to interest-bearing balances. The mix of interest-bearing balances shifted notably at year-end 2006 compared to 2005 as customers took advantage of higher market rates for CDs and other investment opportunities. Specifically, time certificates grew $20,877,554 since year-end 2005; balances of $100,000 or more comprised 64% of the 2006 growth and 58% of certificate totals at year-end 2006. Savings declined $12,307,190, encompassing 26.75% of interest-bearing balances at December 31, 2006 versus 32.97% at December 31, 2005; the SmartSaver product experienced the largest decline. Interest-bearing demand deposits grew $3,350,751; seasonal variation in local government balances, predominantly NOW accounts, was the primary factor in the 2006 results. Funding costs associated with deposits increased significantly in 2006 versus 2005; see the Results of Operations section of this Analysis for more details. Overall, interest-bearing deposits comprised 76.32%, and noninterest-bearing deposits, 20.68%, of total deposits at December 31, 2006. The distribution of interest-bearing balances at December 31, 2006, 2005, and 2004 is shown in the table on the next page.

Deposits December 31,	2006		2005		2004
	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$97,305	37.28%	$93,954	37.72%	$98,352	36.55%
Savings	69,800	26.75%	82,107	32.97%	95,414	35.45%
Time certificates < $100,000	54,419	20.85%	46,891	18.83%	45,256	16.82%
Time certificates >= $100,000	39,448	15.12%	26,098	10.48%	30,101	11.18%

Total interest-bearing deposits	$260,972	100.00%	$249,050	100.00%	$269,123	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $37,045,000 and $31,527,000 of the overall deposit base at December 31, 2006 and 2005. The Company had no brokered deposits at December 31, 2006.

As shown in the table below, approximately 76% of time certificates at December 31, 2006 were scheduled to mature within the next twelve months.

Maturities of Certificates of Deposit December 31, 2006	Balances		Total
	< $100,000	>= $100,000
(In thousands)
Months to maturity:
3 or less	$10,568	$12,433	$23,001
Over 3 through 6	12,108	6,904	19,012
Over 6 through 12	21,979	15,215	37,194
Over 12	9,764	4,896	14,660

Total	$54,419	$39,448	$93,867

The average balances table included in the Operations section of this Analysis provides detailed information about income/expense and rates paid on deposits for the last three years. The composition of average deposits for these same periods is shown below:

Composition of Average Deposits Years Ended December 31,	2006		2005		2004
	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Noninterest-bearing deposits	$82,372	25.08%	$76,832	23.30%	$67,526	20.89%
Interest-bearing demand deposits[1]	87,239	26.56%	86,489	26.23%	82,001	25.37%
Savings	75,949	23.12%	91,412	27.72%	96,303	29.80%
Time certificates	82,931	25.24%	75,029	22.75%	77,378	23.94%

Total	$328,491	100.00%	$329,762	100.00%	$323,208	100.00%

[1]	NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at year-end 2006, unchanged from 2005. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Interest expense on the advance approximated $300,000 in 2006 and 2005. Mortgage-backed securities with an aggregate carrying value of $5,201,103 were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at December 31, 2006.

Interest Rate Sensitivity December 31, 2006	Repricing Within
	0 - 3 Months	4 - 12 Months	One - Five Years	After Five Years	Total
(Dollars in thousands)

Interest Rate Sensitive Assets
Securities[1]	$15,138	$14,089	$68,929	$29,035	$127,191
Loans, gross[2]	145,201	19,408	80,545	1,760	246,914
Other assets	1,077	—		—	1,077

Total interest rate sensitive assets	161,416	33,497	149,474	30,795	375,182

Interest Rate Sensitive Liabilities
Deposits[3]	190,106	56,206	14,650	10	260,972
Federal funds purchased	4,684	—	—	—	4,684
U.S. Treasury demand note	1,905	—	—	—	1,905
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	196,695	56,206	19,650	10	272,561

Interest rate sensitivity gap	$(35,279)	$(22,709)	$129,824	$30,785	$102,621

Cumulative gap	$(35,279)	$(57,988)	$71,836	$102,621

Ratio of cumulative gap to total rate sensitive assets	(9.40)%	(15.46)%	19.15%	27.35%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	82.06%	77.07%	126.36%	137.65%

Cumulative gap at December 31, 2005	$(50,409)	$(59,043)	$71,366	$101,779

Cumulative gap at December 31, 2004	$(59,503)	$(71,138)	$54,244	$91,758

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

As shown in the table on the prior page, the Company’s cumulative gap position ($ in thousands) remained negative through the short-term repricing intervals at year-end 2006, totaling $(35,279) at three months and $(57,988) through one year. Excluding traditionally nonvolatile NOW from the gap calculation, the cumulative gap at December 31, 2006 totaled $51,358 at three months and $28,649 at twelve months. Compared to 2005, the three-month gap position narrowed 30.00% and the one-year gap, 1.79%, at December 31, 2006. The narrowing of the three-month gap at December 31, 2006 was primarily attributable to increases in variable rate loans tied to prime and securities with original maturities of 90 days or less. Other than seasonal variations, primarily in deposit balances, and extension of maturities in the investment portfolio, no significant changes are anticipated in the gap position during 2007. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. In estimating the impact of these rate movements on the Company’s net interest income, the following general assumptions were made: a) Spreads on all loans, investment securities, and deposit products remain constant; b) Interest rate movements occur gradually over an extended period versus rapidly; and c) Loans and deposits are projected to grow at constant speeds. Limitations inherent with these assumptions include: a) Certain deposit accounts, in particular, interest-bearing demand deposits, infrequently reprice and historically, have had limited impact on net interest income from a rate perspective; b) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); c) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast; and d) Rapid and aggressive rate movements by the Federal Reserve can materially impact estimated results. Management is optimistic that initiatives taken to increase loan production and diversify the securities portfolio have reduced the interest rate sensitivity of net interest income and the balance sheet, and such actions will continue.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At December 31, 2006, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 18.36%, 19.61%, and 13.05%. The Company is committed to maintaining its well-capitalized status.

The Company’s capital ratios for the most recent periods are presented in the table on the next page.

Capital Ratios December 31,	2006	2005	2004	2003	2002
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$52,784	$50,089	$48,881	$46,599	$45,193
Intangible assets and other adjustments	(507)	(565)	(623)	(703)	(853)

Total Tier 1 capital	52,277	49,524	48,258	45,896	44,340

Tier 2 capital:
Portion of allowance for loan losses	3,568	3,152	3,201	3,020	2,681
Allowable long-term debt	—	—	—	—	—

Total Tier 2 capital	3,568	3,152	3,201	3,020	2,681

Total risk-based capital	$55,845	$52,676	$51,459	$48,916	$47,021

Risk-weighted assets	$284,789	$251,024	$255,110	$240,749	$213,596

Risk-based ratios:
Tier 1 capital	18.36%	19.73%	18.92%	19.06%	20.76%

Total risk-based capital	19.61%	20.98%	20.17%	20.32%	22.01%

Tier 1 leverage ratio	13.05%	13.10%	12.34%	12.56%	12.14%

Realized shareholders’ equity to assets	12.88%	12.86%	12.21%	12.49%	12.06%

Book value per share grew 6.14% or $0.95 during 2006 to $16.43 at year-end. Dividends declared totaled $1.02, unchanged from 2005, but up 2% or $0.02 from 2004. The Company has traditionally declared regular quarterly dividends and in the fourth quarter, an extra dividend; in 2006, the regular dividends totaled $0.135 per quarter, and the extra dividend, $0.48. Effective the fourth quarter of 2007 and subject to applicable regulatory approval, management anticipates that the extra dividend will become part of the regular quarterly dividend on a pro-rata basis. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved a marginal $90,290 at year-end 2006 compared to 2005. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. In 2005, the Company purchased 69,147 shares on the open market and through private transactions at an average price of $28.08 per share, and in 2006, an additional 21,402 shares at an average price of $28.00. Since inception in 2000, the Company has purchased 367,197 shares or 11.43% of total outstandings. The remaining consideration available for additional purchases, at prices to be determined in the future, is $2,643,671. Any acquisition of additional shares will be dictated by market conditions. The Share Repurchase Table on page 12 provides more information on the buyback program, including the purchase of 4,000 shares subsequent to year-end 2006.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. In 2006, SEB paid $5,246,040 in dividends to the Company. A $2,000,000 special dividend approved by the regulators enabled the Company, in turn, to pay the extra dividend described in the preceding section. Cash dividends available from SEB for payment in 2007 without similar approval approximate $3,279,000. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

RESULTS OF OPERATIONS

Net income totaled $6,575,016 in 2006, up $100,382 or 1.55% from 2005. On a per share basis, net income grew $0.07 to $2.04 in 2006 from $1.97 in 2005. The return on average assets totaled 1.68% in 2006 versus 1.67% in 2005 and the return on beginning equity, 13.13% versus 13.25%. A 5.55% increase in net interest income was the predominant factor in the 2006 results. Earnings increased $671,170 or 11.56% in 2005 compared to 2004. A $1,335,584 or 7.73% increase in net interest income was the overriding factor in the 2005 results. Variations in net interest income and noninterest income/expense are further discussed in the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Selected ratios for the measurement of net income and equity are presented below:

Return on Equity and Assets Years Ended December 31,[1]	2006	2005	2004	2003	2002
Return on average assets	1.68%	1.67%	1.53%	1.42%	1.30%
Return on average equity	12.50%	12.72%	11.89%	11.05%	10.37%
Dividend payout ratio[2]	49.90%	51.36%	56.96%	63.83%	70.29%
Average equity to average assets ratio	13.44%	13.10%	12.87%	12.90%	12.54%

[1]	These ratios exclude the effects of mark-to-market accounting for investment securities.
[2]	Refer to the Capital Adequacy section of this Analysis for particulars on the Company’s dividend policy.

Net Interest Income

Net interest income increased $1,033,475 or 5.55% in 2006 compared to 2005. The net interest margin approximated 5.65% in 2006 versus 5.40% in 2005; the interest rate spread, 4.83% versus 4.94%. Interest earnings on loans and other earning assets improved $3,947,973 and $14,604 from 2005 while earnings on federal funds sold and investment securities fell $113,744 and $214,259. Overall improvements in asset yields precipitated the 2006 results. Asset yields averaged 7.55% in 2006, up 96 basis points from 2005; see the interest differential table on page 28 for more details on changes in interest income attributable to volume and rates in 2006 versus 2005. Interest expense on deposits and other borrowed funds increased $2,601,099 or 60.94% in 2006 versus 2005. Cost of funds increased 107 basis points from 2005 levels, totaling 2.72% in 2006 versus 1.65% in 2005. The jump in cost of funds resulted from higher rates on all deposit types in 2006 compared to 2005. Given the rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to continue increasing as deposits and other funds reprice at higher levels. Anticipated loan growth in Brunswick and other markets is expected to alleviate projected declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve; variable loans comprised approximately 55% of total loans at December 31, 2006. Net interest income increased $1,335,584 or 7.73% in 2005 compared to 2004. Improvements in asset yields and, to a lesser extent, shifts in earning assets fueled the 2005 results.

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

Average Balances[6] Years Ended December 31,	2006			2005			2004
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Cash and due from banks	$19,553			$19,316			$17,806
Interest-earning assets:
Loans, net[1,2,4]	236,120	$21,107	8.94%	218,211	$17,158	7.86%	210,477	$15,048	7.15%
Federal funds sold	6,312	311	4.93%	14,710	424	2.88%	10,947	147	1.34%
Taxable investment securities[3]	86,889	3,796	4.37%	92,249	3,831	4.15%	95,493	4,016	4.21%
Tax-exempt investment securities[3,4]	30,166	1,961	6.50%	33,423	2,234	6.68%	34,451	2,310	6.71%
Other interest-earning assets	1,102	66	5.99%	1,150	51	4.43%	1,005	38	3.78%

Total interest-earning assets	360,589	27,241	7.55%	359,743	23,698	6.59%	352,373	21,559	6.12%

Allowance for loan losses	(4,272)			(4,228)			(4,017)
Premises and equipment, net	9,248			9,086			8,969
Intangible and other assets	5,214			4,696			4,083
Unrealized (losses) gains on investment securities	(1,463)			(97)			1,197

Total Assets	$388,869			$388,516			$380,411

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$82,372			$76,832			$67,526
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	87,239	$1,960	2.25%	86,489	$1,251	1.45%	82,001	$789	0.96%
Savings	75,949	1,273	1.68%	91,412	825	0.90%	96,303	857	0.89%
Time deposits	82,931	3,269	3.94%	75,029	1,868	2.49%	77,378	1,542	1.99%
Federal funds purchased	624	35	5.54%	187	8	4.01%	99	2	2.12%
U.S. Treasury demand note	678	33	4.82%	560	17	2.96%	632	8	1.22%
Federal Home Loan Bank advances	5,000	300	6.00%	5,000	300	6.00%	5,000	300	6.00%

Total interest-bearing liabilities	252,421	6,870	2.72%	258,677	4,269	1.65%	261,413	3,498	1.34%

Other liabilities	2,461			2,156			1,882
Realized shareholders’ equity	52,581			50,912			48,800
Accumulated other comprehensive income (loss)	(966)			(61)			790

Total Liabilities and Shareholders’ Equity	$388,869			$388,516			$380,411

Excess of interest-earning assets over interest-bearing liabilities	$108,168			$101,066			$90,960

Interest rate spread			4.83%			4.94%			4.78%

Net interest income		$20,371			$19,429			$18,061

Net interest margin			5.65%			5.40%			5.13%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes loan fees and late charges of approximately $1,381,000, $1,262,000, and $1,426,000 in 2006, 2005, and 2004.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $728,000, $819,000, and $786,000 in 2006, 2005, and 2004. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	Now and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2006 and 2005.

Interest Differential[1] Years Ended December 31,	2006 Compared to 2005 Increase (Decrease) Due to			2005 Compared to 2004 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
(In thousands)

Interest income
Loans[2,3]	$1,480	$2,469	$3,949	$568	$1,542	$2,110
Federal funds sold	(318)	205	(113)	64	213	277
Taxable investment securities	(229)	194	(35)	(135)	(50)	(185)
Tax-exempt investment securities[3]	(213)	(60)	(273)	(69)	(7)	(76)
Other interest-earning assets	(2)	17	15	6	7	13

Total interest income	718	2,825	3,543	434	1,705	2,139

Interest expense
Interest-bearing demand deposits[4]	11	698	709	45	417	462
Savings	(159)	607	448	(44)	12	(32)
Time deposits	214	1,187	1,401	(48)	374	326
Federal funds purchased[5]	23	4	27	3	3	6
U.S. Treasury demand note	4	12	16	(1)	10	9
Federal Home Loan Bank advances	—	—	—	—	—	—

Total interest expense	93	2,508	2,601	(45)	816	771

Net change in net interest income	$625	$317	$942	$479	$889	$1,368

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

Noninterest Income and Expense

Noninterest income increased $198,859 or 5.63% in 2006 compared to 2005. A $76,541 decline in net losses on investment securities and a $72,158 improvement in service charges on deposit accounts were the main factors in the 2006 results. As discussed in the Financial Condition section of this Analysis, the Company recognized virtually no losses on sales of securities in 2006; in 2005, the Company recognized a $76,750 net loss. The 2006 improvement in service charges was primarily attributable to higher volume of NSF fees. The other operating portion of noninterest income grew $50,160 in 2006 compared to 2005; surcharge fees on ATM transactions led the 3.99% improvement. By type and amount, the chief components of other operating income in 2006 were mortgage origination fees, $426,534; surcharge fees – ATM, $279,437; income on sale of check products, $162,774; commissions on the sale of credit life insurance, $105,547; and safe deposit box rentals, $73,562. Together, these five income items comprised 80.07% of other operating income in 2006. In 2005, these same five income components comprised 82.58% of other operating income. Overall, noninterest expense increased $1,130,137 or 9.06% in 2006 year-to-date. Personnel costs accounted for $465,347 or 41% of the increase. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2006. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2006. Net occupancy and equipment expense increased $242,058 or 9.79% in 2006 after declining 3.22% in 2005. Costs associated with technology programs and renovations at four branch facilities comprised the majority of the 2006 increase. Other operating expenses increased $422,732 or 17.39% in 2006 and declined 5.29% in 2005. A $190,000 adjustment to the book basis of the Yulee facility and a $98,154 increase in advertising expense were the primary variables in the 2006 results. Declines in legal and other professional expenses was the key element in the 2005—2004 fluctuation. Overhead related to the Company’s Southport facility, operational since January 2007, and new core banking software, as discussed in earlier sections of this Analysis, are expected to increase noninterest expense approximately $500,000 in 2007 compared to 2006. Refer to Note 17 of the consolidated financial statements for more details on noninterest income and expense.

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

CORPORATE GOVERNANCE

Pursuant to The Sarbanes-Oxley Act of 2002 (the “Act”), the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “Treasurer”), or persons acting in those capacities, are required to certify the Company’s financial statements. The legislation also requires public companies to report certain off-balance sheet transactions, as well as present any pro-forma disclosures in a straightforward manner. The new legislation also accelerates the required reporting of insider stock transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether they have adopted an ethics code for senior financial officers, and if not, why not, and whether the audit committee includes at least one “audit committee financial expert.” The Company believes that it has complied with each of the foregoing requirements except the last. Although the audit committee includes directors presiding over their own businesses and actively engaged in financial matters, the Company does not believe that any of its current committee members qualify as a financial expert; however, a local certified public accountant well versed in financial matters serves on the audit committee of the Bank, and because all committee meetings are joint and the Bank is the predominant asset of the Company, the Company believes that it complies with the spirit of the Act.

The Code of 1Ethical Conduct for Senior Financial Officers (the “Code”) adopted by the Company applies to the Company’s treasurer as well as other financial officers. The Company’s CEO has executed an affirmation whereby he has agreed to abide by all provisions and requirements stated in the Code. A full text of the Code is available without charge upon written request to Southeastern Banking Corporation, Attention: Corporate Secretary, P.O. Box 455, 1010 Northway, Darien, Georgia 31305.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives have made, and may continue to make, various written or oral forward-looking statements with respect to business and financial matters, including statements contained in this report, filings with the Securities and Exchange Commission, and press releases. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “should,” and similar expressions identify forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to loan growth, deposit growth, per share growth, and statements expressing general sentiment about future operating results and non-historical information, are forward-looking statements within the meaning of the Act. The forward-looking statements are and will be based on management’s then current views and assumptions regarding future events and operating performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements in light of new information or future events.

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

The response to this item commences on page 34. Selected Statistical Information is included within the management discussion in Part II, Item 7. Both the financial information and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiaries.

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

Selected Quarterly Financial Data 2006 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$7,036	$6,687	$6,569	$6,222
Interest expense	2,144	1,778	1,588	1,359
Net interest income	4,892	4,909	4,981	4,863
Provision for loan losses	50	—	—	60
Income before income tax expense	2,274	2,437	2,569	2,384
Net income	1,568	1,646	1,730	1,630
Basic earnings per common share	$0.49	$0.51	$0.54	$0.50

Selected Quarterly Financial Data 2005 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$5,929	$5,837	$5,728	$5,385
Interest expense	1,173	1,076	1,040	980
Net interest income	4,756	4,761	4,688	4,405
Provision for loan losses	81	33	133	93
Investment securities gains (losses), net	(77)	—	—	—
Income before income tax expense	2,598	2,494	2,257	1,982
Net income	1,832	1,701	1,563	1,379
Basic earnings per common share	$0.56	$0.52	$0.47	$0.42

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the consolidated balance sheets of Southeastern Banking Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Banking Corporation and Subsidiary, as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

March 31, 2007

Consolidated Balance Sheets

December 31,	2006	2005
Assets

Cash and due from banks	$23,410,228	$21,587,266
Federal funds sold	—	15,003,000

Cash and cash equivalents	23,410,228	36,590,266
Investment securities
Available-for-sale, at market value	93,490,850	82,791,294
Held-to-maturity (market value of approximately $33,233,000 and $35,381,000 at December 31, 2006 and 2005)	32,795,375	34,584,741

Total investment securities	126,286,225	117,376,035
Loans, gross	247,877,870	223,947,365
Unearned income	(112,437)	(155,731)
Allowance for loan losses	(4,239,966)	(4,311,007)

Loans, net	243,525,467	219,480,627
Premises and equipment, net	9,842,875	8,817,550
Intangible assets	506,490	564,704
Other assets	6,730,771	5,861,990

Total Assets	$410,302,056	$388,691,172

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$80,979,450	$79,750,623
Interest-bearing deposits	260,971,580	249,050,465

Total deposits	341,951,030	328,801,088
Federal funds purchased	4,684,000	—
U.S. Treasury demand note	1,905,141	1,355,559
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	4,575,699	4,133,625

Total liabilities	358,115,870	339,290,272

Commitments and Contingencies (Notes 13 and 18)

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,213,600 and 3,235,002 shares outstanding at
December 31, 2006 and 2005)	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	54,272,250	50,977,998
Treasury stock, at cost (367,197 and 345,795 shares at December 31, 2006 and 2005)	(7,356,329)	(6,757,073)

Realized shareholders’ equity	52,783,640	50,088,644
Accumulated other comprehensive loss	(597,454)	(687,744)

Total shareholders’ equity	52,186,186	49,400,900

Total Liabilities and Shareholders’ Equity	$410,302,056	$388,691,172

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31,	2006	2005	2004
Interest income
Loans, including fees	$21,041,352	$17,093,379	$15,047,828
Federal funds sold	310,741	424,485	146,876
Investment securities
Taxable	3,795,586	3,830,722	4,015,885
Tax-exempt	1,299,926	1,479,049	1,524,713
Other assets	65,855	51,251	37,807

Total interest income	26,513,460	22,878,886	20,773,109

Interest expense
Deposits	6,502,304	3,944,385	3,187,705
Federal funds purchased	34,586	7,503	2,102
U.S. Treasury demand note	32,728	16,631	7,697
Federal Home Loan Bank advances	300,111	300,111	300,933

Total interest expense	6,869,729	4,268,630	3,498,437

Net interest income	19,643,731	18,610,256	17,274,672
Provision for loan losses	109,500	339,833	807,483

Net interest income after provision for loan losses	19,534,231	18,270,423	16,467,189

Noninterest income
Service charges on deposit accounts	2,419,575	2,347,417	2,519,435
Investment securities (losses) gains, net	(209)	(76,750)	124,094
Other operating income	1,308,685	1,258,525	1,217,094

Total noninterest income	3,728,051	3,529,192	3,860,623

Noninterest expense
Salaries and employee benefits	8,029,093	7,563,746	6,881,293
Occupancy and equipment, net	2,715,570	2,473,512	2,555,720
Other operating expense	2,853,520	2,430,788	2,566,565

Total noninterest expense	13,598,183	12,468,046	12,003,578

Income before income tax expense	9,664,099	9,331,569	8,324,234
Income tax expense	3,089,083	2,856,935	2,520,770

Net income	$6,575,016	$6,474,634	$5,803,464

Basic earnings per common share	$2.04	$1.97	$1.75

Weighted average common shares outstanding	3,223,104	3,286,428	3,308,807

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	$4,475,996	$1,391,723	$45,330,975	$(4,600,167)	$1,166,730	$47,765,257
Comprehensive income:
Net income	—	—	5,803,464	—	—	5,803,464
Change in unrealized gains on available-for-sale securities, net of tax effect of $415,055	—	—	—	—	(805,695)	(805,695)

Total comprehensive income						4,997,769

Cash dividends declared ($1.00 per share)	—	—	(3,305,803)	—	—	(3,305,803)
Purchase of treasury stock	—	—	—	(215,462)	—	(215,462)

Balance, December 31, 2004	4,475,996	1,391,723	47,828,636	(4,815,629)	361,035	49,241,761
Comprehensive income:
Net income	—	—	6,474,634	—	—	6,474,634
Change in unrealized gains (losses) on available-for-sale securities, net of tax effect of $540,279	—	—	—	—	(1,048,779)	(1,048,779)

Total comprehensive income						5,425,855

Cash dividends declared ($1.02 per share)	—	—	(3,325,272)	—	—	(3,325,272)
Purchase of treasury stock	—	—	—	(1,941,444)	—	(1,941,444)

Balance, December 31, 2005	4,475,996	1,391,723	50,977,998	(6,757,073)	(687,744)	49,400,900
Comprehensive income:
Net income	—	—	6,575,016	—	—	6,575,016
Change in unrealized losses on available-for-sale securities, net of tax effect of $46,511	—	—	—	—	90,290	90,290

Total comprehensive income						6,665,306

Cash dividends declared ($1.02 per share)	—	—	(3,280,764)	—	—	(3,280,764)
Purchase of treasury stock	—	—	—	(599,256)	—	(599,256)

Balance, December 31, 2006	$4,475,996	$1,391,723	$54,272,250	$(7,356,329)	$(597,454)	$52,186,186

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2006	2005	2004
Operating activities
Net income	$6,575,016	$6,474,634	$5,803,464
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	109,500	339,833	807,483
Depreciation	614,506	761,269	794,704
Amortization and accretion, net	159,982	381,799	693,041
Deferred income tax benefit	(76,263)	(69,674)	(134,139)
Investment securities losses (gains), net	209	76,750	(124,094)
Net gains on sales of other real estate	(14,868)	(94,323)	(103,114)
Changes in assets and liabilities:
(Increase) decrease in other assets	(759,058)	(286,221)	241,664
Increase (decrease) in other liabilities	503,761	369,992	(59,442)

Net cash provided by operating activities	7,112,785	7,954,059	7,919,567

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	73,610,509	47,161,870	42,406,420
Held-to-maturity	3,803,800	3,729,600	2,227,500
Proceeds from sales of available-for-sale investment securities	9,991,333	7,296,375	5,826,122
Purchases of available-for-sale investment securities	(94,125,010)	(55,818,378)	(38,738,847)
Purchases of held-to-maturity investment securities	(2,135,000)	(1,438,414)	(1,926,441)
Net increase in loans	(24,371,657)	(5,517,826)	(13,516,845)
Proceeds from sales of other real estate	131,215	384,113	85,954
Capital expenditures, net	(1,639,831)	(324,439)	(1,115,329)

Net cash used in investing activities	(34,734,641)	(4,527,099)	(4,751,466)

Financing activities
Net increase (decrease) in deposits	13,149,942	(10,508,802)	22,346,398
Net increase in federal funds purchased	4,684,000	—	—
Net increase (decrease) in U.S. Treasury demand note	549,582	(75,652)	697,275
Purchase of treasury stock	(599,256)	(1,941,444)	(215,462)
Dividends paid	(3,342,450)	(3,352,315)	(3,360,734)

Net cash provided by (used in) financing activities	14,441,818	(15,878,213)	19,467,477

Net (decrease) increase in cash and cash equivalents	(13,180,038)	(12,451,253)	22,635,578
Cash and cash equivalents at beginning of year	36,590,266	49,041,519	26,405,941

Cash and cash equivalents at end of year	$23,410,228	$36,590,266	$49,041,519

Supplemental disclosure
Cash paid during the year
Interest	$6,308,053	$4,146,341	$3,608,413
Income taxes	3,550,000	2,920,000	2,620,000
Noncash investing and financing activities
Broker receivable for security sales	—	$(4,373,125)	$4,373,125
Broker payable for security purchases	—	(1,981,680)	1,981,680
Real estate acquired through foreclosure	$331,137	318,027	494,215
Loans made in connection with sales of foreclosed real estate	86,905	224,668	307,579

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southeastern Banking Corporation is a bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Southeastern Bank (the “Bank”). The Company operates within one business segment, community banking, providing a full range of services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The Company is headquartered in Darien, Georgia.

In November 2004, the Company opened a full service branch facility at 755 Scranton Road in Brunswick, Georgia and closed its loan production office that opened in 2003. The Company opened a second Brunswick facility at 601 Palisade Drive in January 2007.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. Operating results of branches acquired are included from the date of acquisition. Assets and liabilities of branches acquired are stated at estimated fair values at the date of acquisition.

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

Cash, Due from Banks, and Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold. Cash flows from loans, federal funds sold, federal funds purchased, and deposits are reported net.

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. Reserve balances totaled approximately $12,611,000 and $10,391,000 at December 31, 2006 and 2005.

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

Notes To Consolidated Financial Statements

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

Accounting principles normally require loan origination fees and certain direct loan origination costs to be capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2006, 2005, and 2004 was not significant, no amounts have been capitalized or deferred.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over the assets’ estimated useful lives:

Notes To Consolidated Financial Statements

Years
Buildings	39
Furniture and Equipment	3 –7

Construction-in-progress primarily includes branch expansion, branch renovation, and software projects. Upon completion, branch-related projects are maintained in buildings and equipment while software projects are reclassified to equipment. Maintenance and repairs are expensed as incurred, while improvements are capitalized.

Long-lived assets, including certain fixed assets, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement. The Company did not consider any of its long-lived assets to be impaired at December 31, 2006 and 2005.

Other Real Estate

Other real estate represents properties acquired through, or in lieu of, foreclosure and also includes any property owned that was formerly used as a branch facility. Other real estate is held for sale and is initially recorded at the lower of cost or fair value less estimated selling expenses. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Provisions for subsequent devaluation of other real estate are charged to operations, while costs associated with improving the property are capitalized. The carrying amount of other real estate was $287,947 and $186,976 at December 31, 2006 and 2005, respectively.

Intangible Assets

Intangible assets comprise goodwill and core deposit intangibles. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is not amortized but instead is tested for impairment annually, or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If impaired, the excess of the carrying amount over fair value would be charged to earnings. Based on impairment tests performed, the Company determined its goodwill was not impaired as of December 31, 2006 or 2005.

Core deposit intangibles are being amortized over useful lives ranging from 10-15 years. Amortization periods are reviewed annually or more frequently as circumstances dictate.

Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt income. Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured differently for financial reporting and income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, some portion or the entire deferred tax asset will likely not be realized. Subsequent changes in tax laws require adjustment to these assets and liabilities with the cumulative effect included in income from continuing operations for the period in which the change was enacted.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. The Company does not have any dilutive securities.

Notes To Consolidated Financial Statements

Comprehensive Income

Comprehensive income, which includes certain transactions and other economic events that bypass the income statements, consists of net income and unrealized gains and losses on available-for-sale securities, net of income taxes.

Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” a clarification of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a single model to address accounting for uncertainty in tax positions by prescribing a recognition threshold that an individual tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 with the cumulative effect of adopting FIN 48 recorded in equity. Adoption of this interpretation is not expected to have a significant impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS NO. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement NO. 140.” This statement requires that all separately recognized servicing rights be initially measured at fair value. Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess any impairment at least quarterly. SFAS No. 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial asset. Additional disclosures for all separately recognized servicing rights are also required. This statement is effective for fiscal years beginning after September 15, 2006. SFAS No. 156 applies to loan participations sold by the Company to non-affiliated banks. In accordance with SFAS No. 156, the Company will initially measure servicing rights at fair value with any changes reported in earnings at least quarterly. The Company adopted the provisions of SFAS No. 156 effective January 1, 2007, and the adoption did not have a material impact on the Company’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to fair value certain financial assets and liabilities on an instrument-by-instrument basis with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or liability is generally irrevocable. This statement is effective January 1, 2007 for calendar year companies. The Company is currently evaluating the impact of SFAS 159 on its financial position and results of operations.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized on the next page.

Notes To Consolidated Financial Statements

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$61,543,580	$28,515	$572,272	$60,999,823
Mortgage-backed securities	23,205,236	36,479	586,188	22,655,527
Corporate bonds	9,647,269	244,344	56,113	9,835,500

	94,396,085	309,338	1,214,573	93,490,850

Held-to-maturity:
State and municipal securities	32,795,375	642,878	205,545	33,232,708

Total investment securities	$127,191,460	$952,216	$1,420,118	$126,723,558

December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$46,667,851	$—	$722,094	$45,945,757
Mortgage-backed securities	29,013,617	67,473	796,323	28,284,767
Corporate bonds	8,151,862	436,201	27,293	8,560,770

	83,833,330	503,674	1,545,710	82,791,294

Held-to-maturity:
State and municipal securities	34,584,741	952,968	156,966	35,380,743

Total investment securities	$118,418,071	$1,456,642	$1,702,676	$118,172,037

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2006 are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
December 31, 2006	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$26,989,460	$26,888,266	$816,242	$814,653
Due from one to five years	37,232,648	36,979,300	10,481,893	10,642,110
Due from five to ten years	6,434,847	6,433,307	14,743,826	14,927,356
Due after ten years	533,894	534,450	6,753,414	6,848,589

	71,190,849	70,835,323	32,795,375	33,232,708
Mortgage-backed securities	23,205,236	22,655,527	—	—

	$94,396,085	$93,490,850	$32,795,375	$33,232,708

Securities with carrying values of $87,143,925 and $77,387,910 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and other funds, including advances from the Federal Home Loan Bank of Atlanta (Note 9).

Realized gains and losses on sales and other redemptions of securities comprised the following:

Years Ended December 31,	2006	2005	2004
Gross gains	$—	$—	$246,521
Gross losses	(209)	(76,750)	(122,427)

Net realized (losses) gains	$(209)	$(76,750)	$124,094

Notes to Consolidated Financial Statements

The tax provision applicable to these net realized (losses) gains approximated $(84), $(30,700), and $49,600 in 2006, 2005, and 2004. No securities held-to-maturity were sold in 2006, 2005, and 2004.

Securities with unrealized losses at December 31 were as follows:

	Less than Twelve Months		Twelve Months or More
December 31, 2006	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$8,283	$2,554,005	$563,989	$38,571,550
Mortgage-backed securities	—	—	586,188	20,236,713
Corporate bonds	25,621	2,014,400	30,492	1,075,500

	33,904	4,568,405	1,180,669	59,883,763

Held-to-maturity:
State and municipal securities	74,966	4,674,648	130,579	5,047,183

Total temporarily impaired securities	$108,870	$9,243,053	$1,311,248	$64,930,946

Market changes in interest rates will result in temporary unrealized losses as a normal fluctuation in the price of securities. Unrealized losses within the portfolio resulted primarily from increases in interest rates on securities purchased in prior years. At December 31, 2006, 130 of the Company’s 283 debt securities had unrealized losses with aggregate depreciation of 1.88% from their amortized cost bases; at December 31, 2005, 121 of 288 debt securities had unrealized losses with aggregate depreciation of 2.15% from their amortized cost basis. At December 31, 2006, 109 or $64,930,946 of the Company’s debt securities had been in a continuous unrealized loss position for twelve months or more. Only 51 or 17.71% of the Company’s debt securities had been in a continuous unrealized loss position for twelve months or more at December 31, 2005. Interest rate increases during 2006 rather than credit quality was the significant factor in these unrealized losses. Except for ten non-rated Georgia municipals, these securities were all highly rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. The Company has determined that there were no other-than-temporary impairments associated with these securities at December 31, 2006 and 2005.

3.	LOANS

The composition of the Company’s loan portfolio is shown in the table below:

December 31,	2006	2005
Commercial, financial and agricultural	$87,255,342	$86,255,524
Real estate – construction	104,212,014	64,549,524
Real estate – residential mortgage	39,339,464	58,215,245
Consumer, including credit cards	17,071,050	14,927,072

Loans, gross	247,877,870	223,947,365
Unearned income	(112,437)	(155,731)
Allowance for loan losses	(4,239,966)	(4,311,007)

Loans, net	$243,525,467	$219,480,627

Nonaccrual and restructured loans totaled approximately $964,000 and $1,285,000 at December 31, 2006 and 2005, respectively. Included in the allowance for loan losses was approximately $150,000 and $43,000 pertaining to such loans at December 31, 2006 and 2005. The gross amount of interest income that would have been recorded in 2006, 2005, and

Notes to Consolidated Financial Statements

2004, if such loans had been accruing interest at their contractual rates, was $95,000, $99,000, and $154,000; interest income actually recognized totaled $58,000, $65,000, and $155,000. Nonaccrual and restructured loans averaged approximately $1,067,000, $1,059,000, and $1,241,000 in 2006, 2005, and 2004. Loans past due ninety days or more and still accruing interest approximated $647,000 and $579,000 at December 31, 2006 and 2005, respectively.

In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans, as defined, approximated $8,162,000 at December 31, 2006 and $1,373,000 at December 31, 2005. During 2006, approximately $7,785,000 of such loans were made and $996,000 repaid.

4.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized below:

Years Ended December 31,	2006	2005	2004
Balance, beginning of year	$4,311,007	$4,134,048	$3,832,651
Provision for loan losses	109,500	339,833	807,483
Charge-offs	(364,259)	(415,862)	(756,804)
Recoveries	183,718	252,988	250,718

Balance, end of year	$4,239,966	$4,311,007	$4,134,048

5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,	2006	2005
Land	$3,431,311	$3,431,311
Buildings	8,053,197	8,148,077
Furniture and equipment	6,036,272	5,989,171
Construction-in-progress, estimated cost to complete $3,150,000	1,343,827	43,470

	18,864,607	17,612,029
Accumulated depreciation and amortization	(9,021,732)	(8,794,479)

Premises and equipment, net	$9,842,875	$8,817,550

The Company owned all its facilities and equipment at December 31, 2006 except for one branch facility, an office suite, and various ATM facilities and computer hardware that were leased short-term. Depreciation and amortization of premises and equipment totaled $614,506, $761,269, and $794,704 in 2006, 2005, and 2004, respectively. Rent expense associated with operating leases on facilities and equipment approximated $150,900, $145,500, and $136,500 in 2006, 2005, and 2004. The Company had no capital leases at December 31, 2006.

6.	INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis or more frequently, as circumstances dictate. The Company completed its annual review as of October 1, 2006 and determined no intangible assets were impaired as of that date. A summary of information related to acquired intangible assets, including goodwill, is shown on the next page.

Notes to Consolidated Financial Statements

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2003	$256,775	$446,023
Amortization	—	(79,880)

Balance, December 31, 2004	$256,775	$366,143
Amortization	—	(58,214)

Balance, December 31, 2005	$256,775	$307,929
Amortization	—	(58,214)

Balance, December 31, 2006	$256,775	$249,715

Estimated amortization expense for the next five years, all pertaining to core deposit intangibles, is as follows:

2007	$58,214
2008	58,214
2009	58,214
2010	58,214
2011	16,026
Thereafter	833

Total	$249,715

7.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

December 31,	2006	2005
Interest-bearing demand deposits (NOW and money market)	$97,304,880	$93,954,129
Savings	69,800,154	82,107,344
Time certificates under $100,000	54,418,419	46,891,068
Time certificates of $100,000 or more	39,448,127	26,097,924

Total interest-bearing deposits	$260,971,580	$249,050,465

Interest expense on time certificates of $100,000 or more approximated $1,376,000, $758,000, and $562,000 in 2006, 2005, and 2004, respectively.

Scheduled maturities of time certificates at December 31, 2006 were as follows:

2007	$79,206,109
2008	6,198,107
2009	3,693,332
2010	1,825,259
2011	2,933,739
Thereafter	10,000

Total	$93,866,546

Notes to Consolidated Financial Statements

The Company had no brokered deposits at December 31, 2006; brokered deposits totaled $594,000 at December 31, 2005. At December 31, 2006 and 2005, deposits of one local governmental body comprised approximately $37,045,000 and $31,527,000 of the deposit base, respectively. Overdraft demand deposits reclassified to loans totaled $138,944 and $177,753 at December 31, 2006 and 2005, respectively.

8.	SHORT-TERM BORROWINGS

Short-term borrowings at December 31 included:

December 31,	2006		2005
	Balance	Rate	Balance	Rate
U.S. Treasury demand notes	$1,905,141	5.06%	$1,355,559	4.02%

At December 31, 2006, $23,000,000 in unsecured lines of credit from non-affiliated banks was available to meet general liquidity needs. At December 31, 2006, $4,684,000 was drawn against these lines; no amounts were drawn against these lines at December 31, 2005. The average balances of short-term borrowings for the years ended December 31, 2006 and 2005 were $1,302,000 and $747,000 respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2006 and 2005 were $6,589,000 and $2,277,000, respectively.

9.	OTHER BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank of Atlanta (the “FHLB”) to meet general liquidity and other needs. Under this line, the Company can borrow, in total or increments, up to 16% of the Bank’s total assets; at December 31, 2006, maximum borrowings available under this line approximated $65,439,000. Advances outstanding with the FHLB totaled $5,000,000 at December 31, 2006 and 2005. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5,000,000 advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. The advance was secured by mortgage-backed securities with an aggregate carrying value of $5,201,103 at December 31, 2006.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a profit-sharing plan which covers substantially all employees. Historically, employee contributions to the plan were not permitted. Effective January 1, 2005, the Company amended the plan to include a 401(k) component for eligible employees. Eligible employees can elect to participate in the plan through contributions of the lesser of deferral limits ($15,500 in 2007 and $15,000 in 2006) or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. Matching contributions vest to the employee when made by the Company. Any additional profit-sharing contributions are allocated to participants based on compensation and years of service. In 2006 and prior years, these contributions vested equally over a five-year period after the employee reached three years of service; effective January 1, 2007, these contributions vest equally over a five-year period after the employee reaches two years of service. Total contributions expensed under this plan totaled $450,000 in each of the last three years.

Notes to Consolidated Financial Statements

11.	INCOME TAXES

The components of income tax expense were as follows:

Years ended December 31,	2006	2005	2004
Federal:
Current tax expense	$2,829,447	$2,649,834	$2,381,768
Deferred tax benefit	(76,263)	(69,674)	(134,139)

	2,753,184	2,580,160	2,247,629

State:
Current tax expense	335,899	276,775	273,141

Total income tax expense	$3,089,083	$2,856,935	$2,520,770

The Company’s income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

Years ended December 31,	2006	2005	2004
Taxes at federal statutory rate	$3,285,794	$3,172,733	$2,830,240
(Decrease) increase resulting from:
Tax-exempt interest income, net	(443,122)	(516,075)	(513,764)
State income taxes, net of federal benefit	221,694	182,672	180,273
Other, net	24,717	17,605	24,021

Total income tax expense	$3,089,083	$2,856,935	$2,520,770

Temporary differences create deferred tax assets and liabilities that are detailed below:

December 31,	2006	2005
Deferred tax assets (liabilities):

Allowance for loan losses	$1,146,925	$1,109,695
Fixed assets	66,163	—
Other real estate	1,360	6,027
Unrealized losses on available-for-sale investment securities, net	307,780	354,291
Accretion of discounts on investment securities	(92,144)	(62,541)
Other	24,395	17,255

Net deferred tax asset	$1,454,479	$1,424,727

The Company has not recorded any valuation allowances for deferred tax assets.

12.	TREASURY STOCK

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. In 2005, the Company purchased 69,147 shares on the open market and through private transactions at an average price of $28.08 per share. In 2006, the Company purchased an additional 21,402 shares at a purchase price of $28.00. Since inception in 2000, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,213,600 shares. The remaining consideration available for additional purchases, at prices to be determined in the future, is $2,643,671. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

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

December 31,	2006	2005
Commitments to extend credit	$57,551,000	$38,672,000
Standby letters of credit	2,906,000	1,470,000

Total commitments	$60,457,000	$40,142,000

The Company did not fund or incur any losses on letters of credit in 2006 and 2005.

Other Off-Balance Sheet Financial Instruments

The Company does not invest in off-balance sheet derivative financial instruments such as swaps, options or forward contracts.

14.	CONCENTRATIONS OF CREDIT RISK

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be of no value. Concentrations of credit risk arising from financial instruments, whether on- or off-balance sheet, can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or market areas. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. Within the investment portfolio, the Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies. The major concentrations of credit risk in loans and loan commitments arise by collateral type and market areas. The majority of the Company’s loan portfolio is concentrated in loans collateralized by real estate. At December 31, 2006, the Company had approximately $199,312,000 in real estate-collateralized loans, and an additional $42,547,000 commitment to extend credit on such loans. Substantial portions of these loans are in the Company’s primary market areas. In addition, a substantial portion of the Company’s other real estate is located in those same markets. Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate are susceptible to changes in market conditions in the Company’s trade areas. The Company, as a matter of policy, generally does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital.

Notes to Consolidated Financial Statements

15.	REGULATORY MATTERS

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s capital requirements and classification are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively. The Company is committed to remaining well-capitalized. As of December 31, 2006, the most recent notification from the Georgia Department of Banking and Finance categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and the Bank met all applicable capital adequacy requirements as of December 31, 2006. No conditions or events have occurred since that notification that management believes would change this classification. Actual capital amounts and ratios are presented in the table below:

December 31,	2006		2005
	Amount	Rate	Amount	Rate
Southeastern Banking Corporation:
Tier 1 capital	$52,277,000	18.36%	$49,524,000	19.73%
Total capital	55,845,000	19.61%	52,676,000	20.98%
Tier 1 leverage	52,277,000	13.05%	49,524,000	13.10%

Southeastern Bank:
Tier 1 capital	$48,354,000	17.06%	$46,983,000	18.74%
Total capital	51,906,000	18.31%	50,132,000	19.99%
Tier 1 leverage	48,354,000	12.12%	46,983,000	12.43%

State banking regulations limit the amount of dividends the Bank may pay without prior approval. The amount of cash dividends available from the Bank for payment in 2007 without such prior approval is approximately $3,279,000.

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

•	Fair values for other borrowings are based on quoted market prices for similar instruments or estimated using the Company’s current incremental borrowing rate for such instruments.

•	The carrying amount of accrued interest approximates its fair value.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

December 31,	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$23,410,228	$23,410,228	$36,590,266	$36,590,266
Investment securities	126,286,225	126,723,558	117,376,035	118,172,037
Loans, net	243,525,467	241,915,696	219,480,627	217,467,319
Accrued interest receivable	2,741,294	2,741,294	2,384,233	2,384,233
Other financial assets	1,076,900	1,076,900	1,101,100	1,101,100

Financial liabilities:
Deposits	$341,951,030	$341,546,794	$328,801,088	$328,057,633
Federal funds purchased	4,684,000	4,684,000	—	—
U.S. Treasury demand note	1,905,141	1,905,141	1,355,559	1,355,559
FHLB advances	5,000,000	5,148,734	5,000,000	5,244,917
Accrued interest payable	1,250,695	1,250,695	691,019	691,019
Other financial liabilities	—	—	—	—

Because SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the aggregate fair value amounts presented may not necessarily represent the underlying market value of the Company.

17.	SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expense in excess of 1% of total revenue were as follows:

Years Ended December 31,	2006	2005	2004
Other operating income:
Mortgage origination fees	$426,534	$497,348	$452,651

Other operating expense:
Advertising	$341,438	$243,284	$238,377
Stationery & supplies	222,034	268,559	241,508

Notes to Consolidated Financial Statements

18.	CONTINGENCIES

The Company and its subsidiaries are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the consolidated results of operations or financial position.

19.	PARENT COMPANY FINANCIAL INFORMATION

Parent Company only financial information is presented below:

Condensed Balance Sheets

December 31,	2006	2005
Assets
Cash	$4,533,323	$4,125,742
Available-for-sale investment security	1,004,800	—
Investment in subsidiaries, at equity	48,321,401	46,905,367
Other assets	303,027	407,842

Total Assets	$54,162,551	$51,438,951

Liabilities
Dividends payable	$1,976,365	$2,038,051

Shareholders’ Equity

Common stock	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	54,272,250	50,977,998
Treasury stock, at cost	(7,356,329)	(6,757,073)

Realized shareholders’ equity	52,783,640	50,088,644
Accumulated other comprehensive loss	(597,454)	(687,744)

Total shareholders’ equity	52,186,186	49,400,900

Total Liabilities and Shareholders’ Equity	$54,162,551	$51,438,951

Notes to Consolidated Financial Statements

Condensed Statements of Income

Years Ended December 31,	2006	2005	2004
Income
Dividends	$5,246,040	$4,912,640	$4,611,000
Interest	85,672	28,605	19,785
Equity in undistributed income of subsidiaries	1,312,432	1,579,449	1,214,855

Total income	6,644,144	6,520,694	5,845,640

Operating expenses
Occupancy and other expenses	63,044	59,865	58,252

Income before income tax expense (benefit)	6,581,100	6,460,829	5,787,388
Income tax expense (benefit)	6,084	(13,805)	(16,076)

Net income	$6,575,016	$6,474,634	$5,803,464

Condensed Statements of Cash Flows

Years Ended December 31,	2006	2005	2004
Operating activities
Net income	$6,575,016	$6,474,634	$5,803,464
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	2,131	—	—
Equity in undistributed income of subsidiaries	(1,312,432)	(1,579,449)	(1,214,855)
Changes in assets and liabilities:
Decrease (increase) in other assets	111,672	26,182	(68,323)

Net cash provided by operating activities	5,376,387	4,921,367	4,520,286

Investing activities
Purchase of available-for-sale investment security	(1,027,100)	—	—

Financing activities
Purchase of treasury stock	(599,256)	(1,941,444)	(215,462)
Dividends paid	(3,342,450)	(3,352,315)	(3,360,734)

Net cash used in financing activities	(3,941,706)	(5,293,759)	(3,576,196)

Net (decrease) increase in cash and cash equivalents	407,581	(372,392)	944,090
Cash and cash equivalents at beginning of year	4,125,742	4,498,134	3,554,044

Cash and cash equivalents at end of year	$4,533,323	$4,125,742	$4,498,134

Item 9.	Change s in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.	Controls and Procedures.

The Company’s management, with the participation of the Company’s CEO and Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the CEO and Treasurer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item is incorporated by reference to the disclosures on page 31and the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 13, 2007 (“Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Supplemental Disclosure/Compensation Pursuant to Plans. The Company maintains an Employee Profit-Sharing Plan (“Plan”). The purpose of the Plan is to provide employees with an opportunity to share in the profits generated by participating subsidiaries and save for retirement on a tax-deferred basis. A participating employee (“Participant”) is eligible to participate once the age requirement specified in the Plan has been met. Historically, contributions by Participants were not permitted. Effective January 1, 2005, the Company amended the Plan to include a 401(k) component for eligible employees. Eligible employees can elect to participate in the Plan through contributions of the lesser of deferral limits ($15,000 in 2006 and $14,000 in 2005) or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. Matching contributions vest to the employee when made by the Company. Any additional profit-sharing contributions are allocated to participants based on compensation and years of service. In 2006 and prior years, these contributions vested equally over a five-year period after the employee reached three years of service; effective January 1, 2007, these contributions vest equally over a five-year period after the employee reaches two years of service. Immediate vesting applies when employment is terminated due to normal retirement at age 65 or later, disability, or death.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. and 2.—Financial Statements and Schedules

Index to Financial Statements & Schedules	Page Number in Annual Report

Audited Financial Statements
Independent auditors’ report	34
Consolidated balance sheets at December 31, 2006 and 2005	35
Consolidated statements of income for each of the three years in the period ended December 31, 2006	36
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2006	37
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2006	38
Notes to consolidated financial statements	39

(b)	Reports on Form 8-K:

   None

(c)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 21	Subsidiaries of the Company

Exhibit 22	Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which will be filed in May 2007.

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date: April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Directors	Date

/s/ ALYSON G. BEASLEY	April 17, 2007
Alyson G. Beasley

/s/ DAVID H. BLUESTEIN	April 17, 2007
David H. Bluestein

/s/ CORNELIUS P. HOLLAND, III	April 17, 2007
Cornelius P. Holland, III

/s/ ALVA J. HOPKINS, III	April 17, 2007
Alva J. Hopkins, III

/s/ A. W. STRICKLAND	April 17, 2007
A. W. Strickland