Form 10-Q
period 2007-03-31
SOUTHEASTERN BANKING CORP
filed 2007-05-21
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007, 3,209,600 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Part I – Financial Information

Item I—Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2007	December 31, 2006
Assets

Cash and due from banks	$20,100,424	$23,410,228
Federal funds sold	4,825,000	—

Cash and cash equivalents	24,925,424	23,410,228

Investment securities
Available-for-sale, at market value	76,156,063	93,490,850
Held-to-maturity (market value of approximately $33,021,000 and $33,233,000 at March 31, 2007 and December 31, 2006)	32,783,708	32,795,375

Total investment securities	108,939,771	126,286,225

Loans, gross	267,377,743	247,877,870
Unearned income	(110,130)	(112,437)
Allowance for loan losses	(4,304,312)	(4,239,966)

Loans, net	262,963,301	243,525,467

Premises and equipment, net	10,090,444	9,842,875
Intangible assets	491,937	506,490
Other assets	5,845,118	6,730,771

Total Assets	$413,255,995	$410,302,056

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$85,815,129	$80,979,450
Interest-bearing deposits	264,667,603	260,971,580

Total deposits	350,482,732	341,951,030

Federal funds purchased	—	4,684,000
U. S. Treasury demand note	1,590,710	1,905,141
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,802,012	4,575,699

Total liabilities	359,875,454	358,115,870

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,209,600 and 3,213,600 shares outstanding at March 31, 2007 and December 31, 2006)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	55,493,673	54,272,250
Treasury stock, at cost (371,197 and 367,197 shares at March 31, 2007 and December 31, 2006)	(7,474,329)	(7,356,329)

Realized shareholders’ equity	53,887,063	52,783,640
Accumulated other comprehensive loss	(506,522)	(597,454)

Total shareholders’ equity	53,380,541	52,186,186

Total Liabilities and Shareholders’ Equity	$413,255,995	$410,302,056

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2007	2006
Interest income
Loans, including fees	$5,872,374	$4,831,084
Federal funds sold	9,454	86,998
Investment securities
Taxable	1,007,170	953,843
Tax-exempt	321,771	333,841
Other assets	16,711	15,828

Total interest income	7,227,480	6,221,594

Interest expense
Deposits	2,174,067	1,278,681
Federal funds purchased	56,845	1,147
U. S. Treasury demand note	10,634	5,123
Federal Home Loan Bank advances	74,000	74,000

Total interest expense	2,315,546	1,358,951

Net interest income	4,911,934	4,862,643

Provision for loan losses	115,000	59,500

Net interest income after provision for loan losses	4,796,934	4,803,143

Noninterest income
Service charges on deposit accounts	609,289	582,950
Investment securities gains, net	134,628	—
Other operating income	327,815	286,745

Total noninterest income	1,071,732	869,695

Noninterest expense
Salaries and employee benefits	2,091,815	1,984,262
Occupancy and equipment, net	655,443	634,943
Other operating expense	659,893	669,257

Total noninterest expense	3,407,151	3,288,462

Income before income tax expense	2,461,515	2,384,376

Income tax expense	790,748	754,304

Net income	$1,670,767	$1,630,072

Basic earnings per common share	$0.52	$0.50

Weighted average common shares outstanding	3,212,889	3,235,002

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2005	$4,475,996	$1,391,723	$50,977,998	$(6,757,073)	$(687,744)	$49,400,900

Comprehensive income:
Net income	—	—	1,630,072	—	—	1,630,072
Change in unrealized losses on available-for-sale securities, net of tax effect of $127,471	—	—	—	—	(247,444)	(247,444)

Total comprehensive income						1,382,628

Cash dividends declared ($0.13 1/2 per share)	—	—	(436,726)	—	—	(436,726)

Balance, March 31, 2006	$4,475,996	$1,391,723	$52,171,344	$(6,757,073)	$(935,188)	$50,346,802

Balance, December 31, 2006	$4,475,996	$1,391,723	$54,272,250	$(7,356,329)	$(597,454)	$52,186,186

Comprehensive income:
Net income	—	—	1,670,767	—	—	1,670,767
Change in unrealized losses on available-for-sale securities, net of tax effect of $46,844	—	—	—	—	90,932	90,932

Total comprehensive income						1,761,699

Cash dividends declared ($0.14 per share)	—	—	(449,344)	—	—	(449,344)

Purchase of treasury stock	—	—	—	(118,000)	—	(118,000)

Balance, March 31, 2007	$4,475,996	$1,391,723	$55,493,673	$(7,474,329)	$(506,522)	$53,380,541

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2007	2006
Operating activities
Net income	$1,670,767	$1,630,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	115,000	59,500
Depreciation	165,355	154,011
Amortization and accretion, net	4,370	37,017
Investment securities gains, net	(134,628)	—
Net gains on sales of other real estate	(30,067)	(3,820)
Changes in assets and liabilities:
Decrease in other assets	622,943	152,563
Decrease in other liabilities	(246,666)	(65,681)

Net cash provided by operating activities	2,167,074	1,963,662

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	121,907,683	25,401,910
Held-to-maturity	385,000	1,365,000
Proceeds from sales of available-for-sale investment securities	3,126,500	—
Purchases of available-for-sale investment securities	(107,384,891)	(29,992,817)
Purchases of held-to-maturity investment securities	(400,000)	(720,000)
Net increase in loans	(19,579,281)	(9,338,000)
Proceeds from sales of other real estate	267,129	32,320
Capital expenditures, net	(412,924)	(463,527)

Net cash used in investing activities	(2,090,784)	(13,715,114)

Financing activities
Net increase in deposits	8,531,702	3,007,891
Net decrease in federal funds purchased	(4,684,000)	—
Net decrease in U. S. Treasury demand note	(314,431)	(1,044,978)
Purchase of treasury stock	(118,000)	—
Dividends paid	(1,976,365)	(2,038,051)

Net cash provided by (used in) financing activities	1,438,906	(75,138)

Net increase (decrease) in cash and cash equivalents	1,515,196	(11,826,590)
Cash and cash equivalents at beginning of period	23,410,228	36,590,266

Cash and cash equivalents at end of period	$24,925,424	$24,763,676

Supplemental disclosure

Cash paid during the period
Interest	$2,135,003	$1,362,804

Noncash investing and financing activities
Real estate acquired through foreclosure	50,072	8,511
Loans made in connection with sales of foreclosed real estate	23,625	42,655

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the three months ended March 31, 2007 are not necessarily indicative of trends or results to be expected for the full year 2007. The Company operates within one business segment, community banking, providing a full range of services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The condensed consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in the Company’s 2006 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2006 Form 10-K.

2.	Recent Accounting Standards

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” a clarification of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides a single model to address accounting for uncertainty in tax positions by prescribing a recognition threshold that an individual tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007, and the adoption did not have a material impact on the Company’s financial position or results of operations.

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to fair value certain financial assets and liabilities on an instrument-by-instrument basis with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or liability is generally irrevocable. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2006 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 8 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled Critical Accounting Policies and Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation, with assets exceeding $413,250,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $413,255,995 at March 31, 2007, up $2,953,939 from year-end 2006. Asset growth was concentrated in the loan portfolio, particularly real estate – construction and residential mortgage balances. Specifically, loans grew $19,437,834 and federal funds sold, $4,825,000; investment securities declined $17,346,454 or 13.74%. Loans comprised approximately 70%, investment securities, 29%, and federal funds sold, 1%, of earning assets at March 31, 2007 versus 66%, 34%, and 0% at December 31, 2006. Overall, earning assets approximated 91% of total assets at March 31, 2007. During the year-earlier period, total assets grew $1,241,809 or 0.32%. Fluctuations in loan and federal funds sold balances were the primary factors in the 2006 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $17,346,454 or 13.74% since December 31, 2006. The maturity of Agency discount notes purchased in December 2006 to collateralize public funds was the predominant factor in the decline. Overall, purchases of securities during the three-month period, primarily comprising short-term securities with original maturities of 90 days or less, approximated $107,785,000, and redemptions, $125,285,000. The Company recognized a gain of $134,628 on the sale of corporate securities approximating $2,992,000 during the quarter; these securities were sold to fund growth in the loan portfolio and take advantage of favorable market conditions. The remaining redemptions were attributable to maturities and prepayments in the normal course of business. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At March 31, 2007, mortgage-backed securities, corporates, and municipals comprised 20%, 6%, and 30% of the portfolio. Overall, securities comprised 29% of earning assets at March 31, 2007, down from 34% at year-end 2006. The portfolio yield approximated 5.06% during the first quarter of 2007.

Management believes the credit quality of the investment portfolio remains sound, with 63.78% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at March 31, 2007. The weighted average life of the portfolio approximated 3 years at March 31, 2007. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category March 31, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$48,173	$46	$403	$47,816
Mortgage-backed securities	22,115	41	495	21,661
Corporates	6,636	94	51	6,679

	76,924	181	949	76,156
Held-to-maturity:
States and political subdivisions	32,784	505	268	33,021

Total investment securities	$109,708	$686	$1,217	$109,177

As shown, the market value of the investment portfolio reflected $529,888 in net unrealized losses at March 31, 2007; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 7.87% or $19,502,180 since year-end 2006. The net loans to deposits ratio aggregated 76.26% at March 31, 2007 versus 72.46% at December 31, 2006, and 70.24% a year ago. An $18,456,000 or 12.86% increase in real estate – construction and residential mortgage loans was the primary factor in the 2007 results. The majority of the growth within the real estate portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate—construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Consumer loans declined $731,000 at March 31, 2007 compared to year-end 2006; these loans comprised 6% of the total portfolio at March 31, 2007. Overall, the commercial portfolio grew $1,775,000 at March 31, 2007 compared to December 31, 2006. Commercial balances, which include agricultural and governmental loans, are projected to improve throughout 2007.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. Additionally, real estate financing in the Company’s coastal markets is expected to remain strong. During the same period in 2006, net loans increased $9,281,349. Loans outstanding are presented by type in the table below:

Loans by Category	March 31, 2007	December 31, 2006	March 31, 2006
(In thousands)
Commercial, financial, and agricultural[1]	$89,030	$87,255	$80,735
Real estate – construction[3]	112,997	104,212	95,751
Real estate – residential mortgage[2,3]	49,011	39,340	38,196
Consumer, including credit cards	16,340	17,071	18,527

Loans, gross	267,378	247,878	233,209
Unearned income	110	112	136

Loans, net	$267,268	$247,766	$233,073

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]

To comply with regulatory guidelines, certain loans that formerly would have been classified as real estate-mortgage are now being coded as real estate-construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate-construction loans are residential in nature.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2007, approximately 82% of the loan portfolio was comprised of loans with real estate as the primary collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $54,044,000 at March 31, 2007; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2007 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets aggregated $947,548 at March 31, 2007, down $319,724 or 25.23% from year-end 2006. As a percent of total assets, nonperforming assets totaled 0.23% at March 31, 2007 versus 0.31% at year-end 2006 and 0.32% at March 31, 2006. No material credits have been added to or removed from nonaccrual status during 2007 year-to-date. Industry or individual concentrations within nonaccrual balances at March 31, 2007 included:

a)	Industry concentrations: Approximately 14% or $121,000 of nonaccrual balances at March 31, 2007 pertained to the shrimping industry. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans.

b)	Individual concentrations: At March 31, 2007, nonaccrual balances also included loans to two other borrowers averaging $83,000 each. Due to the underlying collateral coverage, no significant losses, if any, are expected on this balance.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 4.98X the nonperforming loans balance at March 31, 2007 versus 4.40X at year-end 2006 and 3.91X a year ago. Significant activity within foreclosed real estate balances included sale of a residential parcel valued at approximately $138,000. Management is unaware of any other material developments in nonperforming assets at March 31, 2007 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $716,000, or less than 1% of net loans, at March 31, 2007. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	March 31, 2007	December 31, 2006	March 31, 2006
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$184	$235	$247
Real estate – construction[3]	89	121	146
Real estate – mortgage[3]	309	318	420
Consumer, including credit cards	282	290	282

Total nonaccrual loans	864	964	1,095
Restructured loans[1]	—	—	—

Total nonperforming loans	864	964	1,095
Foreclosed real estate[2]	77	288	124
Other repossessed assets	7	15	24

Total nonperforming assets	$948	$1,267	$1,243

Accruing loans past due 90 days or more	$716	$647	$507

Ratios:
Nonperforming loans to net loans	0.32%	0.39%	0.47%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.35%	0.51%	0.53%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.
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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2007 totaled $115,000, and net charge-offs, $50,654. The comparable provision and charge-off amounts at March 31, 2006 were $59,500 and $90,796. Net charge-offs represented 0.08% of average loans at March 31, 2007 compared to 0.16% at March 31, 2006 and 0.18% in 2005. No single charge-off exceeded $15,000 at March 31, 2007. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Three Months Ended March 31,	2007	2006	2005
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,240	$4,311	$4,134
Provision for loan losses	115	60	93
Charge-offs:
Commercial, financial, and agricultural	17	64	71
Real estate – construction	15	—	—
Real estate – mortgage	—	23	15
Consumer, including credit cards	59	46	75

Total charge-offs	91	133	161

Recoveries:
Commercial, financial, and agricultural	4	3	10
Real estate – construction	—	—	—
Real estate – mortgage	2	5	3
Consumer, including credit cards	34	34	48

Total recoveries	40	42	61

Net charge-offs	51	91	100

Allowance for loan losses at end of period	$4,304	$4,280	$4,127

Net loans outstanding[1] at end of period	$267,268	$233,073	$218,268

Average net loans outstanding[1] at end of period	$259,386	$227,258	$216,733

Ratios:
Allowance to net loans	1.61%	1.84%	1.89%

Net charge-offs to average loans[2]	0.08%	0.16%	0.18%

Provision to average loans[2]	0.20%	0.11%	0.17%

Recoveries to total charge-offs	43.96%	31.58%	37.89%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2007.

Other Commitments

Other than a) construction of a permanent branch building to replace the temporary facility at Scranton Road in Brunswick, Georgia, b) renovation of other SEB offices, and c) the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of March 31, 2007. Estimated remaining costs associated with new construction and renovations in progress at March 31, 2007 were $2,725,000; remaining costs associated with the new operating system, which includes both teller and deposit platforms, approximate $250,000.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2007, loans1 and investment securities with carrying values exceeding $161,841,000 and $20,186,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 88% of the funding base at March 31, 2007, virtually unchanged from 2006 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,590,710 at March 31, 2007 versus $11,589,141 at December 31, 2006. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2007 totaled $3,000,000, of which $1,590,710 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at March 31, 2007, unused borrowings approximated $60,944,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew $8,531,702 or 2.50% since year-end 2006. Noninterest-bearing deposits increased $4,835,679 or 5.97% and interest-bearing deposits, $3,696,023. Overall, interest-bearing deposits comprised 75.52%, and noninterest-bearing deposits, 24.48%, of total deposits at March 31, 2007. The distribution of interest-bearing balances at March 31, 2007 and certain comparable quarter-end dates is shown in the table below:

	March 31, 2007		December 31, 2006		March 31, 2006
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$95,505	36.09%	$97,305	37.28%	$90,675	36.76%
Savings	69,355	26.20%	69,800	26.75%	79,875	32.38%
Time certificates < $100,000	57,471	21.71%	54,419	20.85%	47,308	19.18%
Time certificates >= $100,000	42,337	16.00%	39,448	15.12%	28,796	11.68%

Total interest-bearing deposits	$264,668	100.00%	$260,972	100.00%	$246,654	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $31,273,000 and $37,045,000 of the overall deposit base at March 31, 2007 and December 31, 2006. The Company had no brokered deposits at March 31, 2007.

Approximately 81% of time certificates at March 31, 2007 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at March 31, 2007, unchanged from year-end 2006. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $74,000. Mortgage-backed securities were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at March 31, 2007:

	Repricing Within
Interest Rate Sensitivity March 31, 2007	0 - 3 Months	4 - 12 Months	One -Five Years	More Than Five Years	Total
(Dollars in thousands)

Interest Rate Sensitive Assets
Federal funds sold	$4,825				$4,825
Securities[1]	6,106	$15,411	$58,085	$30,106	109,708
Loans, gross[2]	163,604	26,739	73,276	2,895	266,514
Other assets	1,088	—	—	—	1,088

Total interest rate sensitive assets	175,623	42,150	131,361	33,001	382,135

Interest Rate Sensitive Liabilities
Deposits[3]	$184,560	61,011	19,087	10	264,668
U.S. Treasury demand note	1,591	—	—	—	1,591
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	186,151	61,011	24,087	10	271,259

Interest rate sensitivity gap	$(10,528)	$(18,861)	$107,274	$32,991	$110,876

Cumulative gap	$(10,528)	$(29,389)	$77,885	$110,876

Ratio of cumulative gap to total rate sensitive assets	(2.76)%	(7.69)%	20.38%	29.01%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	94.34%	88.11%	128.71%	140.87%

Cumulative gap at December 31, 2006	$(35,279)	$(57,988)	$71,836	$102,621

Cumulative gap at March 31, 2006	$(37,948)	$(53,366)	$61,793	$107,185

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

As shown in the preceding table, the Company’s cumulative gap position ($ in thousands) remained negative through the short-term repricing intervals at March 31, 2007, totaling $(10,528) at three months and $(29,389) through one-year. Excluding traditionally nonvolatile

NOW balances from the gap calculation, the cumulative gap at March 31, 2007 totaled $71,905 at three months and $53,044 at twelve months. The narrowing of the short-term gap position at March 31, 2007 versus year-end 2006 was primarily attributable to an increase in variable rate loans tied to prime. Other than seasonal variations, primarily in deposit balances, and extension of maturities in the investment portfolio, no significant changes are anticipated in the gap position during 2007. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	March 31, 2007	December 31, 2006	March 31, 2006
(Dollars in thousands)

Tier 1 capital:
Realized shareholders’ equity	$53,887	$52,784	$51,282
Intangible assets and other adjustments	(492)	(507)	(550)

Total Tier 1 capital	53,395	52,277	50,732

Tier 2 capital:
Portion of allowance for loan losses	3,763	3,568	3,364
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,763	3,568	3,364

Total risk-based capital	$57,158	$55,845	$54,096

Risk-weighted assets	$300,604	$284,789	$269,352

Risk-based ratios:
Tier 1 capital	17.76%	18.36%	18.84%

Total risk-based capital	19.01%	19.61%	20.09%

Tier 1 leverage ratio	12.91%	13.05%	13.15%

Realized shareholders’ equity to assets	13.03%	12.88%	13.17%

Book value per share grew $0.36 or 2.19% during the first three months of 2007 to $16.79 at March 31, 2007. Dividends declared totaled $0.14, up 3.70% or $0.005 from 2006. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, improved $90,932 at March 31, 2007 compared to year-end 2006. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000 – 2006, the Company repurchased 367,197 shares on the open market and through private transactions at an average price of $20.03 per share. During the first quarter of 2007, the Company purchased an additional 4,000 shares at an aggregate purchase price of $118,000 or $29.50 per share. The maximum consideration available for additional purchases, at prices to be determined in the future, is $2,525,671. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 25% or $819,800 of the $3,279,200 in cash dividends available to the Company in 2007 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the first quarter of 2007 totaled $1,670,767, up $40,695 or 2.50% from March 31, 2006. On a per share basis, quarterly earnings totaled $0.52 at March 31, 2007 versus $0.50 at March 31, 2006. The return on beginning equity for the three-month period totaled 12.66% at March 31, 2007 versus 13.02% at March 31, 2006. Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Net interest income increased $49,291 or 1.01% during the first quarter of 2007 compared to 2006. The net interest margin approximated 5.45% at March 31, 2007 versus 5.67% a year ago; the interest rate spread, 4.46% versus 5.05%. Interest earnings on loans, investments and other earning assets improved $1,041,290, $41,257 and $883, while earnings on federal funds sold declined $77,544 from same period results in 2006. Overall improvements in asset growth and yields precipitated the 2007 results. Asset yields averaged 7.93% at March 31, 2007 versus 7.20% in 2006; see the interest differential table on page 21 for more details on changes in interest income attributable to volume and rates at March 31, 2007 versus 2006. Interest expense on deposits and other borrowed funds increased $956,595 or 70.39% during the first quarter of 2007 versus 2006. Cost of funds increased 132 basis points from 2006 levels, totaling 3.47% at March 31, 2007 versus 2.15% at March 31, 2006. The jump in cost of funds resulted from higher rates on all deposit types at March 31, 2007 compared to 2006. Given the rate environment currently propelled by the Federal Reserve, management expects costs of funds and corresponding interest expense to continue increasing as deposits and other funds reprice at higher levels. Anticipated loan growth in Brunswick and other markets is expected to alleviate projected declines in margins and spreads. Additionally, because most of the loans in the variable portfolio are tied to prime and similar indexes, the portfolio is positioned to take advantage of rate hikes promulgated by the Federal Reserve; variable loans comprised approximately 57% of total loans at March 31, 2007.

The intense competition for loans and deposits continues in 2007 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2007			2006
Average Balances[6] Three Months Ended March 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$259,386	$5,894	9.22%	$227,258	$4,843	8.53%
Federal funds sold	659	9	5.54%	8,069	87	4.31%
Taxable investment securities[3]	88,170	1,007	4.63%	85,994	954	4.44%
Tax-exempt investment securities[3,4]	29,826	487	6.62%	33,626	505	6.01%
Other assets	1,104	17	6.24%	1,175	16	5.45%

Total interest-earning assets	$379,145	$7,414	7.93%	$356,122	$6,405	7.20%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$94,046	$652	2.81%	$91,253	$436	1.91%
Savings	69,360	364	2.13%	80,569	221	1.10%
Time deposits	97,218	1,158	4.83%	75,187	622	3.31%
Federal funds purchased	4,530	57	5.10%	89	1	4.49%
U. S. Treasury demand note	861	11	5.18%	520	5	3.85%
Federal Home Loan Bank advances	5,000	74	6.00%	5,000	74	6.00%

Total interest-bearing liabilities	$271,015	$2,316	3.47%	$252,618	$1,359	2.15%

Excess of interest-earning assets over interest-bearing liabilities	$108,130			$103,504

Interest rate spread			4.46%			5.05%

Net interest income		$5,098			$5,046

Net interest margin			5.45%			5.67%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

	2007 Compared to 2006
Interest Differential[1]	Increase (Decrease) Due to
Three Months Ended March 31,	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$716	$335	$1,051
Federal funds sold	(96)	18	(78)
Taxable investment securities	24	29	53
Tax-exempt investment securities[3]	(60)	42	(18)
Other interest-earning assets	(1)	2	1

Total interest income	583	426	1,009

Interest expense
Interest-bearing demand deposits[4]	14	202	216
Savings	(34)	177	143
Time deposits	214	322	536
Federal funds purchased[5]	56	—	56
U.S. Treasury demand note	4	2	6
Federal Home Loan Bank advances	—	—	—

Total interest expense	254	703	957

Net change in net interest income	$329	$(277)	$52

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

Noninterest Income and Expense

Noninterest income increased $202,037 or 23.23% during the first quarter of 2007 compared to 2006. As discussed in the Financial Condition section of this Analysis, a $134,628 gain on the sale of investment securities was the predominant factor in the 2007 results. A $26,339 or 4.52% increase in service charges on deposit accounts was a secondary factor. The 2007 improvement in service charges was primarily attributable to higher volume of NSF fees. The other operating portion of noninterest income increased $41,070 or 14.32% at March 31, 2007 compared to 2006. By type and amount, the chief components of other operating income at March 31, 2007 were mortgage origination fees, $116,200; income on sale of check products, $41,042; surcharge fees – ATM, $35,747; commissions on the sale of credit life insurance, $18,980; and safe deposit box rentals, $20,014. Together, these five income items comprised 70.76% of other operating income at March 31, 2007. In 2006, these same five income components comprised 76.68% of other operating income. Overall, noninterest expense increased $118,689 or 3.61% in 2007 year-to-date. Personnel costs accounted for $107,553 or 91% of the increase. The vast majority, or 86%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2007. Profit-sharing accruals and other fringe benefits constituted the remaining 5% and 9% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2007. When compared to the prior year, net occupancy and equipment expense increased $20,500 or 3.23% during the first three months of 2007 compared to 2006. Costs associated with depreciation of newly remodeled branches and facilities’ upkeep comprised the majority of the 2007 increase. Other operating expenses decreased a nominal $9,364 or 1.40% at March 31, 2007 compared to 2006. Besides advertising expense, which approximated $95,000 in 2007 and $91,000 in 2006, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2007 or 2006. Overhead related to the Company’s Southport facility, operational since January 2007, and new core banking software, as discussed in earlier sections of this Analysis, are expected to increase noninterest expense approximately $500,000 in 2007 compared to 2006.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared applying certain “critical” accounting policies. Critical accounting policies affect accounts such as the allowance for loan losses, income taxes, investment securities, and goodwill and other intangibles and require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company’s critical accounting policies are further discussed in the 2006 Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2006.

Recent Accounting Pronouncements

Recent accounting pronouncements affecting the Company are discussed in the notes to the consolidated financial statements.

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

Part II—Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first quarter of 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Treasury purchases made during the quarter ended March 31, 2007 are summarized in the table below:

Share Repurchases – Three Months Ended March 31, 2007	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January 1 – February 28	—	—	—	$2,643,671
March 1 – 31	4,000	$29.50	4,000	2,525,671

Total	4,000	$29.50	4,000

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
Date: May 21, 2007