Form 10-Q
period 2007-06-30
SOUTHEASTERN BANKING CORP
filed 2007-08-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, 3,207,430 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I – Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2007	December 31, 2006
Assets

Cash and due from banks	$22,356,654	$23,410,228

Investment securities
Available-for-sale, at market value	71,223,849	93,490,850
Held-to-maturity (market value of approximately $32,528,000 and $33,233,000 at June 30, 2007 and December 31, 2006)	32,441,542	32,795,375

Total investment securities	103,665,391	126,286,225

Loans, gross	274,776,094	247,877,870
Unearned income	(120,578)	(112,437)
Allowance for loan losses	(4,376,601)	(4,239,966)

Loans, net	270,278,915	243,525,467

Premises and equipment, net	10,897,958	9,842,875
Intangible assets	477,383	506,490
Other assets	6,375,816	6,730,771

Total Assets	$414,052,117	$410,302,056

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$82,942,581	$80,979,450
Interest-bearing deposits	264,675,120	260,971,580

Total deposits	347,617,701	341,951,030

Federal funds purchased	2,362,000	4,684,000
U. S. Treasury demand note	1,771,301	1,905,141
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	3,049,627	4,575,699

Total liabilities	359,800,629	358,115,870

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,207,430 and 3,213,600 shares outstanding at June 30, 2007 and December 31, 2006)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	56,697,982	54,272,250
Treasury stock, at cost (373,367 and 367,197 shares at June 30, 2007 and December 31, 2006)	(7,536,310)	(7,356,329)

Realized shareholders’ equity	55,029,391	52,783,640
Accumulated other comprehensive loss	(777,903)	(597,454)

Total shareholders’ equity	54,251,488	52,186,186

Total Liabilities and Shareholders’ Equity	$414,052,117	$410,302,056

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Six Months
Period Ended June 30,	2007	2006	2007	2006
Interest income
Loans, including fees	$6,108,027	$5,267,390	$11,980,401	$10,098,474
Federal funds sold	30,539	36,906	39,993	123,904
Investment securities
Taxable	889,208	923,871	1,896,378	1,877,714
Tax-exempt	318,343	324,695	640,114	658,536
Other assets	17,246	16,071	33,957	31,899

Total interest income	7,363,363	6,568,933	14,590,843	12,790,527

Interest expense
Deposits	2,307,641	1,488,172	4,481,708	2,766,853
Federal funds purchased	31,165	17,075	88,010	18,222
U. S. Treasury demand note	11,430	8,745	22,064	13,868
Federal Home Loan Bank advances	74,822	74,822	148,822	148,822

Total interest expense	2,425,058	1,588,814	4,740,604	2,947,765

Net interest income	4,938,305	4,980,119	9,850,239	9,842,762

Provision for loan losses	20,000	—	135,000	59,500

Net interest income after provision for loan losses	4,918,305	4,980,119	9,715,239	9,783,262

Noninterest income
Service charges on deposit accounts	702,948	606,024	1,312,237	1,188,974
Investment securities gains, net	—	—	134,628	—
Other operating income	341,869	341,299	669,684	628,044

Total noninterest income	1,044,817	947,323	2,116,549	1,817,018

Noninterest expense
Salaries and employee benefits	2,110,434	2,035,755	4,202,249	4,020,017
Occupancy and equipment, net	681,216	662,904	1,336,659	1,297,847
Other operating expense	739,078	660,153	1,398,971	1,329,410

Total noninterest expense	3,530,728	3,358,812	6,937,879	6,647,274

Income before income tax expense	2,432,394	2,568,630	4,893,909	4,953,006

Income tax expense	779,045	838,214	1,569,793	1,592,518

Net income	$1,653,349	$1,730,416	$3,324,116	$3,360,488

Basic earnings per common share	$0.52	$0.54	$1.04	$1.04

Weighted average common shares outstanding	3,208,694	3,230,555	3,210,780	3,232,766

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	$4,475,996	$1,391,723	$50,977,998	$(6,757,073)	$(687,744)	$49,400,900
Comprehensive income:
Net income	—	—	3,360,488	—	—	3,360,488
Change in unrealized losses on available-for-sale securities, net of tax effect of $460,707	—	—	—	—	(894,314)	(894,314)

Total comprehensive income						2,466,174

Cash dividends declared ($0.27 per share)	—	—	(870,563)	—	—	(870,563)
Purchase of treasury stock	—	—	—	(599,256)	—	(599,256)

Balance, June 30, 2006	$4,475,996	$1,391,723	$53,467,923	$(7,356,329)	$(1,582,058)	$50,397,255

Balance, December 31, 2006	$4,475,996	$1,391,723	$54,272,250	$(7,356,329)	$(597,454)	$52,186,186
Comprehensive income:
Net income	—	—	3,324,116	—	—	3,324,116
Change in unrealized losses on available-for-sale securities, net of tax effect of $92,959	—	—	—	—	(180,449)	(180,449)

Total comprehensive income						3,143,667

Cash dividends declared ($0.28 per share)	—	—	(898,384)	—	—	(898,384)
Purchase of treasury stock	—	—	—	(179,981)	—	(179,981)

Balance, June 30, 2007	$4,475,996	$1,391,723	$56,697,982	$(7,536,310)	$(777,903)	$54,251,488

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2007	2006
Operating activities
Net income	$3,324,116	$3,360,488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135,000	59,500
Depreciation	333,230	319,144
Amortization and accretion, net	65,583	101,410
Investment securities gains, net	(134,628)	—
Net gains on sales of other real estate	(30,067)	(6,019)
Changes in assets and liabilities:
Decrease (increase) in other assets	247,977	(149,904)
Increase (decrease) in other liabilities	1,252	(265,146)

Net cash provided by operating activities	3,942,463	3,419,473

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	129,323,046	44,808,171
Held-to-maturity	700,000	1,947,400
Proceeds from sales of available-for-sale investment securities	3,126,500	—
Purchases of available-for-sale investment securities	(110,293,466)	(39,982,871)
Purchases of held-to-maturity investment securities	(400,000)	(720,000)
Net increase in loans	(26,936,075)	(14,367,255)
Proceeds from sales of other real estate	267,130	41,332
Capital expenditures, net	(1,388,313)	(664,974)

Net cash used in investing activities	(5,601,178)	(8,938,197)

Financing activities
Net increase in deposits	5,666,671	8,890,931
Net decrease in federal funds purchased	(2,322,000)	—
Net decrease in U. S. Treasury demand note	(133,840)	(866,718)
Purchase of treasury stock	(179,981)	(599,256)
Dividends paid	(2,425,709)	(2,474,777)

Net cash provided by financing activities	605,141	4,950,180

Net decrease in cash and cash equivalents	(1,053,574)	(568,544)
Cash and cash equivalents at beginning of period	23,410,228	36,590,266

Cash and cash equivalents at end of period	$22,356,654	$36,021,722

Supplemental disclosure
Cash paid during the period
Interest	$4,506,464	$2,858,308
Income taxes	$1,105,000	$1,700,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$71,252	$168,410
Loans made in connection with sales of foreclosed real estate	23,625	84,072

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 2007 are not necessarily indicative of trends or results to be expected for the full year 2007. The Company operates within one business segment, community banking, providing a full range of services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The condensed consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in the Company’s 2006 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2006 Form 10-K.

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

Description of Business

Southeastern Banking Corporation, with assets exceeding $414,052,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $414,052,117 at June 30, 2007, up $3,750,061 from year-end 2006. Asset growth was concentrated in the loan portfolio, particularly real estate – construction and residential mortgage balances. Specifically, loans grew $26,753,448 or 10.99% while investment securities declined $22,620,834 or 17.91%. Loans comprised approximately 73%, and investment securities, 27%, of earning assets at June 30, 2007 versus 66% and 34% at December 31, 2006. Overall, earning assets approximated 91% of total assets at June 30, 2007. During the year-earlier period, total assets grew $7,151,207 or 1.84%. An increase in loans outstanding was the main factor. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $22,620,834 or 17.91% since December 31, 2006. The maturity of Agency discount notes purchased in December 2006 to collateralize public funds was the predominant factor in the decline. Overall, purchases of securities during the six-month period, primarily comprising short-term securities with original maturities of 90 days or less, approximated $110,693,000, and redemptions, $133,015,000. The Company recognized a gain of $134,628 on the sale of corporate securities approximating $2,992,000 during the first quarter; these securities were sold to fund growth in the loan portfolio and take advantage of favorable market conditions. The remaining redemptions were attributable to maturities and prepayments in the normal course of business. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At June 30, 2007, mortgage-backed securities, corporates, and municipals comprised 19%, 8%, and 31% of the portfolio. Overall, securities comprised 27% of earning assets at June 30, 2007, down from 34% at year-end 2006. The portfolio yield approximated 5.09% during the first two quarters of 2007.

Management believes the credit quality of the investment portfolio remains sound, with 60.93% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at June 30, 2007. The weighted average life of the portfolio approximated 3 years at June 30, 2007. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category June 30, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$43,579	$6	$577	$43,008
Mortgage-backed securities	20,743	24	607	20,160
Corporates	8,080	62	86	8,056

	72,402	92	1,270	71,224
Held-to-maturity:
States and political subdivisions	32,442	395	309	32,528

Total investment securities	$104,844	$487	$1,579	$103,752

As shown, the market value of the investment portfolio reflected $1,091,914 in net unrealized losses at June 30, 2007; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 10.85% or $26,890,083 since year-end 2006. The net loans to deposits ratio aggregated 79.01% at June 30, 2007 versus 72.46% at December 31, 2006 and 70.47% a year ago. A $22,334,114 or 15.56% increase in real estate – construction and residential mortgage loans was the primary factor in the 2007 results. The majority of the growth within the real estate portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate—construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Consumer loans increased $380,766 at June 30, 2007 compared to year-end 2006; these loans comprised 6.35% of the total portfolio at June 30, 2007. Overall, the commercial portfolio grew $4,183,344 at June 30, 2007 compared to December 31, 2006. Commercial balances, which include agricultural and governmental loans, are projected to improve throughout 2007.

Despite economic uncertainties within the Company’s markets, management is optimistic that loan volumes will continue to grow at a moderate pace. Managerial strategies to increase loan production include continuing competitive pricing on loan products, development of additional loan relationships, and purchase of loan participations from correspondent banks, all without compromising portfolio quality. During the same period in 2006, net loans increased $14,164,294. Loans outstanding are presented by type in the table on the next page.

Loans by Category	June 30, 2007	December 31, 2006	June 30, 2006
(In thousands)
Commercial, financial, and agricultural[1]	$91,438	$87,255	$87,036
Real estate – construction	116,707	104,212	92,760
Real estate – residential mortgage[2]	49,179	39,340	39,577
Consumer, including credit cards	17,452	17,071	18,718

Loans, gross	274,776	247,878	238,091
Unearned income	121	112	135

Loans, net	$274,655	$247,766	$237,956

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2007, approximately 83% of the loan portfolio was comprised of loans with real estate as the primary collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $52,414,000 at June 30, 2007; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2007 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets aggregated $869,878 at June 30, 2007, down $397,394 or 31.36% from year-end 2006. As a percent of total assets, nonperforming assets totaled 0.21% at June 30, 2007 versus 0.31% at year-end 2006 and 0.34% at June 30, 2006. No material credits have been added to or removed from nonaccrual status during 2007 year-to-date. Industry or individual concentrations within nonaccrual balances at June 30, 2007 included:

a)	Industry concentrations: Approximately 11% or $86,000 of nonaccrual balances at June 30, 2007 pertained to the shrimping industry. Collateral held varies but includes real estate and commercial fishing vessels. Management considers the allowance sufficient to absorb any additional losses that may result from these loans. Refer to the Allowance for Loan Losses section of this Analysis for details on specific charge-offs and recoveries recognized on these type agricultural loans.

b)	Individual concentrations: At June 30, 2007, nonaccrual balances also included loans to two other borrowers averaging $76,000 each. Due to the underlying collateral coverage, no significant losses, if any, are expected on these balances.

Refer to the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 5.68X the nonperforming loans balance at June 30, 2007 versus 4.40X at year-end 2006 and 3.97X a year ago. Significant activity within foreclosed real estate balances included the sale of a residential parcel valued at approximately $138,000. Management is unaware of any other material developments in nonperforming assets at June 30, 2007 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $427,000, or less than 1% of net loans, at June 30, 2007. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	June 30, 2007	December 31, 2006	June 30, 2006
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$142	$235	$224
Real estate – construction[3]	119	121	135
Real estate – mortgage[3]	297	318	420
Consumer, including credit cards	212	290	291

Total nonaccrual loans	770	964	1,070
Restructured loans[1]	—	—	—

Total nonperforming loans	770	964	1,070
Foreclosed real estate[2]	99	288	236
Other repossessed assets	1	15	44

Total nonperforming assets	$870	$1,267	$1,350

Accruing loans past due 90 days or more	$427	$647	$466

Ratios:
Nonperforming loans to net loans	0.28%	0.39%	0.45%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.32%	0.51%	0.57%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.
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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The six-month provision for loan losses at June 30, 2007 totaled $135,000, and net recoveries, $1,635. The comparable provision and charge-off amounts at June 30, 2006 were $59,500 and $118,623. Net recoveries represented less than 0.01% of average loans at June 30, 2007 compared to net charge offs of 0.10% at June 30, 2006 and 0.14% in 2005. A $48,000 recovery on an agricultural loan comprised approximately 34% of gross recoveries in 2007 year-to-date. The Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Six Months Ended June 30,	2007	2006	2005
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,240	$4,311	$4,134
Provision for loan losses	135	60	226
Charge-offs:
Commercial, financial, and agricultural	17	72	107
Real estate – construction	15	1	—
Real estate – mortgage	—	23	15
Consumer, including credit cards	107	115	136

Total charge-offs	139	211	258

Recoveries:
Commercial, financial, and agricultural	58	10	14
Real estate – construction	—	—	4
Real estate – mortgage	20	9	3
Consumer, including credit cards	63	73	88

Total recoveries	141	92	109

Net (recoveries) charge-offs	(2)	119	149

Allowance for loan losses at end of period	$4,377	$4,252	$4,211

Net loans outstanding[1] at end of period	$274,655	$237,956	$219,162

Average net loans outstanding[1] at end of period	$264,949	$232,717	$218,507

Ratios:
Allowance to net loans	1.59%	1.79%	1.92%

Net (recoveries) charge-offs to average loans[2]	0.00%	0.10%	0.14%

Provision to average loans[2]	0.10%	0.05%	0.21%

Recoveries to total charge-offs	101.44%	43.60%	42.25%

[1]	Net of unearned income.
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance is based on a regular analysis of classified loans where the internal risk ratings are below a predetermined classification. The specific allowance established for these classified loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category. The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at June 30, 2007.

Other Commitments

Other than a) construction of a permanent branch building to replace the temporary facility at Scranton Road in Brunswick, Georgia, b) renovation of other SEB offices, and c) the purchase of new core banking software, the Company had no material plans or commitments for capital expenditures as of June 30, 2007. Estimated remaining costs associated with new construction and renovations in progress at June 30, 2007 were $1,825,000; remaining costs associated with the new operating system, which includes both teller and deposit platforms, approximate $275,000.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2007, loans1 and investment securities with carrying values exceeding $163,740,000 and $16,728,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 88% of the funding base at June 30, 2007, virtually unchanged from 2006 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $9,133,301 at June 30, 2007 versus $11,589,141 at December 31, 2006. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at June 30, 2007 totaled $3,000,000, of which $1,771,301 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at June 30, 2007, unused borrowings approximated $61,063,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew $5,666,671 or 1.66% since year-end 2006. Noninterest-bearing deposits increased $1,963,131 or 2.42% and interest-bearing deposits, $3,703,540. Overall, interest-bearing deposits comprised 76.14%, and noninterest-bearing deposits, 23.86%, of total deposits at June 30, 2007. The distribution of interest-bearing balances at June 30, 2007 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2007		December 31, 2006		June 30, 2006
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$89,333	33.75%	$97,305	37.28%	$90,770	36.49%
Savings	70,998	26.82%	69,800	26.75%	75,855	30.50%
Time certificates < $100,000	60,985	23.04%	54,419	20.85%	49,235	19.79%
Time certificates >= $100,000	43,359	16.39%	39,448	15.12%	32,884	13.22%

Total interest-bearing deposits	$264,675	100.00%	$260,972	100.00%	$248,744	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $25,064,067 and $37,045,000 of the overall deposit base at June 30, 2007 and December 31, 2006. The Company had no brokered deposits at June 30, 2007.

Approximately 80% of time certificates at June 30, 2007 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at June 30, 2007, unchanged from year-end 2006. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $149,000. Mortgage-backed securities were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at June 30, 2007:

	Repricing Within
Interest Rate Sensitivity June 30, 2007	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Securities[1]	$5,209	$12,132	$56,605	$30,898	$104,844
Loans, gross[2]	173,147	24,076	72,436	4,347	274,006
Other assets	1,047	—	—	—	1,047

Total interest rate sensitive assets	179,403	36,208	129,041	35,245	379,897

Interest Rate Sensitive Liabilities
Deposits[3]	$183,157	60,399	21,109	10	264,675
Fed Funds purchased	2,362	—	—	—	2,362
U.S. Treasury demand note	1,771	—	—	—	1,771
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	187,290	60,399	26,109	10	273,808

Interest rate sensitivity gap	$(7,887)	$(24,191)	$102,932	$35,235	$106,089

Cumulative gap	$(7,887)	$(32,078)	$70,854	$106,089

Ratio of cumulative gap to total rate sensitive assets	(2.08)%	(8.44)%	18.65%	27.93%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	95.79%	87.05%	125.88%	138.75%

Cumulative gap at December 31, 2006	$(35,279)	$(57,988)	$71,836	$102,621

Cumulative gap at June 30, 2006	$(36,615)	$(51,255)	$79,601	$107,662

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

As shown in the preceding table, the Company’s cumulative gap position remained negative through the short-term repricing intervals at June 30, 2007, approximately $(7,887,000) at three months and $(32,078,000) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at June 30, 2007 totaled $69,562,000 at three months and $45,371,000 at twelve months. The narrowing of the short-term gap position at June 30, 2007 versus year-end 2006 was primarily attributable to an increase in variable rate loans tied to prime. Other than seasonal variations, primarily in deposit balances, and extension of maturities in the investment portfolio, no significant changes are anticipated in the gap position during 2007. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	June 30, 2007	December 31, 2006	June 30, 2006
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$55,029	$52,784	$51,979
Intangible assets and other adjustments	(477)	(507)	(536)

Total Tier 1 capital	54,552	52,277	51,443

Tier 2 capital:
Portion of allowance for loan losses	3,792	3,568	3,440
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,792	3,568	3,440

Total risk-based capital	$58,344	$55,845	$54,883

Risk-weighted assets	$302,816	$284,789	$274,417

Risk-based ratios:
Tier 1 capital	18.01%	18.36%	18.75%

Total risk-based capital	19.27%	19.61%	20.00%

Tier 1 leverage ratio	13.13%	13.05%	12.77%

Realized shareholders’ equity to assets	13.25%	12.88%	13.08%

Book value per share grew $0.73 or 4.44% during the first six months of 2007 to $17.16 at June 30, 2007. Dividends declared totaled $0.28, up 3.70% or $0.01 from 2006. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, increased $180,449 at June 30, 2007 compared to year-end 2006. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2006, the Company repurchased 367,197 shares on the open market and through private transactions at an average price of $20.03 per share. During the first two quarters of 2007, the Company purchased an additional 6,170 shares at an aggregate purchase price of $179,981 or $29.17 per share. The maximum consideration available for additional purchases, at prices to be determined in the future, is $2,463,690. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 50% or $1,639,600 of the $3,279,200 in cash dividends available to the Company in 2007 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the second quarter of 2007 totaled $1,653,349, down $77,067 or 4.45% from June 30, 2006 and 1.04% from March 31, 2007. On a per share basis, quarterly earnings totaled $0.52 at June 30, 2007 versus $0.54 at June 30, 2006 and $0.52 at March 31, 2007. Year-to-date, net income declined $36,372 to $3,324,116 at June 30, 2007 from $3,360,488 in 2006. Per share income for the six-month period approximated $1.04 at June 30, 2007 and June 30, 2006. The return on beginning equity for the six-month period totaled 12.60% at June 30, 2007 versus 13.42% at June 30, 2006. Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Net interest income fell $41,814 or 0.84% during the second quarter of 2007 compared to 2006. Year-to-date, net interest income grew a marginal $7,477 from 2006. The net interest margin approximated 5.41% at June 30, 2007 versus 5.75% a year ago; the interest rate spread, 4.41% versus 5.05%. Higher funding costs on deposits and other liabilities absorbed virtually all improvements in net interest income from asset volumes and yields year-to-date. Specifically, interest earnings on loans, investment securities, and other earning assets improved $1,881,927, $242, and $2,058, while earnings on federal funds sold declined $83,911 from same period results in 2006. Asset yields averaged 7.93% at June 30, 2007 versus 7.41% in 2006. Interest expense on deposits and other borrowed funds increased $836,244 or 52.63% during the second quarter of 2007 versus 2006 and $1,792,839 year-to-date. Cost of funds increased 116 basis points from 2006 levels, totaling 3.52% at June 30, 2007 versus 2.36% at June 30, 2006. Approximately 72% of the increased funding costs resulted from higher rates on deposits at June 30, 2007 compared to 2006. Given the rate environment currently propelled by the Federal Reserve and pricing pressures from local markets, management expects costs of funds and corresponding interest expense to continue increasing as deposits and other funds reprice at higher levels. Anticipated loan growth in Brunswick and other markets - albeit moderate - is expected to alleviate projected declines in margins and spreads. See the interest differential table on page 21 for more details on changes in interest income attributable to volume and rates at June 30, 2007 versus 2006.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2007			2006
Average Balances[6] Six Months Ended June 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$265,460	$12,019	9.13%	$232,717	$10,120	8.77%
Federal funds sold	1,523	40	5.30%	5,474	124	4.57%
Taxable investment securities[3]	82,811	1,896	4.62%	87,599	1,878	4.32%
Tax-exempt investment securities[3,4]	29,710	969	6.58%	30,629	991	6.52%
Other assets	1,112	34	6.17%	1,107	32	5.83%

Total interest-earning assets	$380,616	$14,958	7.93%	$357,526	$13,145	7.41%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$92,072	$1,306	2.86%	$88,644	$875	1.99%
Savings	70,031	749	2.16%	78,884	534	1.37%
Time deposits	100,039	2,427	4.89%	77,691	1,358	3.52%
Federal funds purchased	3,366	88	5.27%	684	18	5.31%
U. S. Treasury demand note	836	22	5.31%	626	14	4.51%
Federal Home Loan Bank advances	5,000	149	6.00%	5,000	149	6.00%

Total interest-bearing liabilities	$271,344	$4,741	3.52%	$251,529	$2,948	2.36%

Excess of interest-earning assets over interest-bearing liabilities	$109,272			$105,997

Interest rate spread			4.41%			5.05%

Net interest income		$10,217			$10,197

Net interest margin			5.41%			5.75%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2007 and 2006. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

	2007 Compared to 2006
Interest Differential[1] Six Months Ended June 30,	Increase (Decrease) Due to
	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$1,469	$430	$1,899
Federal funds sold	(101)	17	(84)
Taxable investment securities	(106)	124	18
Tax-exempt investment securities[3]	(30)	8	(22)
Other interest-earning assets	—	2	2

Total interest income	1,232	581	1,813

Interest expense
Interest-bearing demand deposits[4]	35	396	431
Savings	(66)	281	215
Time deposits	455	614	1,069
Federal funds purchased[5]	70	—	70
U.S. Treasury demand note	5	3	8
Federal Home Loan Bank advances	—	—	—

Total interest expense	499	1,294	1,793

Net change in net interest income	$733	$713	$20

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

Noninterest Income and Expense

Noninterest income increased $97,494 or 10.29% during the second quarter of 2007 compared to 2006 and $299,531 year-to-date. An increase in service charges on deposit accounts was a key factor in both the quarterly and year-to-date results. Specifically, service charges on deposit accounts increased $96,924 on a quarterly basis and $123,263 or 10.37% year-to-date; the 2007 improvement was primarily attributable to higher volume of NSF fees. A $134,628 gain on the sale of investment securities was also a major element in the 2007 results; more details on this gain are provided in the Financial Condition section of this Analysis. The other operating portion of noninterest income increased a $41,640 or 6.63% in 2007 year-to-date. By type and amount, the chief components of other operating income at June 30, 2007 were mortgage origination fees, $227,857; income on sale of check products, $75,086; surcharge fees - ATM, $73,358; commissions on the sale of credit life insurance, $43,409; and safe deposit box rentals, $37,196. Together, these five income items comprised 68.23% of other operating income at June 30, 2007. In 2006, these same five income components comprised 72.28% of other operating income. Overall, noninterest expense increased $290,605 or 4.37% in 2007 year-to-date. Personnel costs accounted for $182,232 or 63% of the increase. The vast majority, or 85%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2007. Profit-sharing accruals and other fringe benefits constituted the remaining 5% and 10% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2007. When compared to the prior year, net occupancy and equipment expense increased $38,812 or 2.99% during the first six months of 2007 compared to 2006. Costs associated with SEB’s new branch facility at Southport in Brunswick, operational since January 2007, accounted for the bulk of the 2007 - 2006 fluctuation. Other operating expenses increased $69,561 or 5.23% at June 30, 2007 compared to 2006; increases in postage, supplies, and ATM expenses were primary variables. Besides advertising expense, which approximated $175,000 in 2007 and $168,000 in 2006, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2007 or 2006. Overhead related to the Company’s Southport facility, as noted above, and new core banking software, as discussed in earlier sections of this Analysis, are expected to increase noninterest expense approximately $500,000 in 2007 compared to 2006.

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

Part II—Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first half of 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Treasury purchases made during the quarter and six months ended June 30, 2007 are summarized in the table below:

Share Repurchases – Six Months Ended June 30, 2007	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January 1 – March 31	4,000	$29.50	4,000	$2,525,671
April 1 - 30	—	—	—	2,525,671
May 1 - 31	2,170	28.56	2,170	2,463,690
June 1 - 30	—	—	—	2,463,690

Total	6,170	$29.17	6,170

[1]

The Board of Directors approved the repurchase of up to $10,000,000 in Company common stock at its December 9, 2003 meeting. This action increased the previous repurchase resolution of $7,000,000, which was approved by the Company’s Board on March 14, 2000 and had a remaining balance of $2,399,833. There is no expiration date for the treasury authorization.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the Meeting) was held on June 13, 2007. At the Meeting, the following individuals were elected directors:

Directors	For	Withheld
Alyson G. Beasley	2,361,659	—
Leslie H. Blair	2,361,659	—
David H. Bluestein	2,361,659	—
Cornelius P. Holland, III	2,307,549	54,110
Alva J. Hopkins, III	2,361,659	—
A. Wade Strickland	2,359,679	1,980

The shareholders also approved the following proposals:

(a)	Setting the number of directors at a 9 member maximum, with 3 to remain vacant until the elected Board deems it in the Company’s best interest to fill one or more of such vacancies.

For	Against	Abstain	Broker Non-Votes
2,306,227	49,619	5,813	—

(b)	Proposal to approve the Southeastern Banking Corporation 2006 Stock Option Plan.

For	Against	Abstain & Broker Non-Votes
2,100,389	32,700	228,570

(c)	The appointment of independent auditors by the Audit Committee for fiscal year 2007.

For	Against	Abstain	Broker Non-Votes
2,346,663	—	14,996	—

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and Bylaws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990

Exhibit 31.1	Rule 13a-14(a) Certification of CEO

Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer

Exhibit 32	Section 1350 Certification of CEO/Treasurer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer
(Chief Accounting Officer)

Date: August 14, 2007