Form 10-Q
period 2007-09-30
SOUTHEASTERN BANKING CORP
filed 2007-11-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, 3,199,330 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I – Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$18,663,108	$23,410,228
Federal funds sold	3,796,000	—

Cash and cash equivalents	22,459,108	23,410,228

Investment securities
Available-for-sale, at market value	59,712,316	93,490,850
Held-to-maturity (market value of approximately $32,765,000 and $33,233,000 at September 30, 2007 and December 31, 2006)	32,644,038	32,795,375

Total investment securities	92,356,354	126,286,225
Loans, gross	273,838,626	247,877,870
Unearned income	(129,849)	(112,437)
Allowance for loan losses	(4,408,070)	(4,239,966)

Loans, net	269,300,707	243,525,467
Premises and equipment, net	11,739,999	9,842,875
Intangible assets	462,830	506,490
Other assets	5,886,448	6,730,771

Total Assets	$402,205,446	$410,302,056

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$62,040,747	$80,979,450
Interest-bearing deposits	273,842,589	260,971,580

Total deposits	335,883,336	341,951,030

Federal funds purchased	—	4,684,000
U. S. Treasury demand note	1,936,993	1,905,141
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	3,665,326	4,575,699

Total liabilities	346,485,655	358,115,870

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,199,330 and 3,213,600 shares outstanding at September 30, 2007 and December 31, 2006)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	57,912,481	54,272,250
Treasury stock, at cost (381,467 and 367,197 shares at September 30, 2007 and December 31, 2006)	(7,758,333)	(7,356,329)

Realized shareholders’ equity	56,021,867	52,783,640
Accumulated other comprehensive loss	(302,076)	(597,454)

Total shareholders’ equity	55,719,791	52,186,186

Total Liabilities and Shareholders’ Equity	$402,205,446	$410,302,056

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Nine Months
Period Ended September 30,	2007	2006	2007	2006
Interest income
Loans, including fees	$6,226,804	$5,376,231	$18,207,205	$15,474,705
Federal funds sold	9,416	68,024	49,409	191,928
Investment securities
Taxable	823,152	904,881	2,719,530	2,782,595
Tax-exempt	314,466	320,590	954,580	979,126
Other assets	17,350	16,985	51,307	48,884

Total interest income	7,391,188	6,686,711	21,982,031	19,477,238

Interest expense
Deposits	2,373,062	1,691,911	6,854,770	4,458,764
Federal funds purchased	72,235	1,479	160,245	19,701
U. S. Treasury demand note	10,649	8,854	32,713	22,722
Federal Home Loan Bank advances	75,644	75,644	224,466	224,466

Total interest expense	2,531,590	1,777,888	7,272,194	4,725,653

Net interest income	4,859,598	4,908,823	14,709,837	14,751,585

Provision for loan losses	70,000	—	205,000	59,500

Net interest income after provision for loan losses	4,789,598	4,908,823	14,504,837	14,692,085

Noninterest income
Service charges on deposit accounts	668,982	623,500	1,981,219	1,812,474
Investment securities gains, net	(36,843)	—	97,785	—
Other operating income	292,483	328,355	962,167	956,399

Total noninterest income	924,622	951,855	3,041,171	2,768,873

Noninterest expense
Salaries and employee benefits	2,021,550	2,019,385	6,223,799	6,039,402
Occupancy and equipment, net	669,040	746,292	2,005,699	2,044,139
Other operating expense	574,693	658,351	1,973,664	1,987,761

Total noninterest expense	3,265,283	3,424,028	10,203,162	10,071,302

Income before income tax expense	2,448,937	2,436,650	7,342,846	7,389,656
Income tax expense	786,168	790,281	2,355,961	2,382,799

Net income	$1,662,769	$1,646,369	$4,986,885	$5,006,857

Basic and diluted earnings per common share	$0.52	$0.51	$1.55	$1.55

Weighted average common shares outstanding	3,204,787	3,213,600	3,208,760	3,226,307

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2005	$4,475,996	$1,391,723	$50,977,998	$(6,757,073)	$(687,744)	$49,400,900
Comprehensive income:
Net income	—	—	5,006,857	—	—	5,006,857
Change in unrealized losses on available-for-sale securities, net of tax effect of $23,412	—	—	—	—	45,446	45,446

Total comprehensive income						5,052,303

Cash dividends declared ($0.405 per share)	—	—	(1,304,399)	—	—	(1,304,399)
Purchase of treasury stock	—	—	—	(599,256)	—	(599,256)

Balance, September 30, 2006	$4,475,996	$1,391,723	$54,680,456	$(7,356,329)	$(642,298)	$52,549,548

Balance, December 31, 2006	$4,475,996	$1,391,723	$54,272,250	$(7,356,329)	$(597,454)	$52,186,186
Comprehensive income:
Net income	—	—	4,986,885	—	—	4,986,885
Change in unrealized losses on available-for-sale securities, net of tax effect of $152,164	—	—	—	—	295,378	295,378

Total comprehensive income						5,282,263

Cash dividends declared ($0.42 per share)	—	—	(1,346,654)	—	—	(1,346,654)
Purchase of treasury stock	—	—	—	(402,004)	—	(402,004)

Balance, September 30, 2007	$4,475,996	$1,391,723	$57,912,481	$(7,758,333)	$(302,076)	$55,719,791

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2007	2006
Operating activities
Net income	$4,986,885	$5,006,857
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	205,000	59,500
Depreciation	488,072	467,109
Amortization and accretion, net	131,756	174,213
Investment securities gains, net	(97,785)	—
Net gains on sales of other real estate	(49,206)	(9,410)
Changes in assets and liabilities:
Decrease (increase) in other assets	484,253	(140,994)
Decrease in other liabilities	617,721	247,490

Net cash provided by operating activities	6,766,696	5,804,765

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	132,540,310	47,386,709
Held-to-maturity	970,000	3,109,400
Proceeds from sales of available-for-sale investment securities	12,086,010	—
Purchases of available-for-sale investment securities	(110,293,466)	(45,112,871)
Purchases of held-to-maturity investment securities	(900,000)	(1,590,000)
Net increase in loans	(26,102,912)	(15,437,815)
Proceeds from sales of other real estate	364,033	89,257
Capital expenditures, net	(2,385,196)	(1,111,132)

Net cash provided by (used in) investing activities	6,278,779	(12,666,452)

Financing activities
Net (decrease) increase in deposits	(6,067,694)	2,572,456
Net decrease in federal funds purchased	(4,684,000)	—
Net increase in U. S. Treasury demand note	31,852	415,443
Purchase of treasury stock	(402,004)	(599,256)
Dividends paid	(2,874,749)	(2,908,614)

Net cash provided by financing activities	(13,996,595)	(519,971)

Net decrease in cash and cash equivalents	(951,120)	(7,381,658)
Cash and cash equivalents at beginning of period	23,410,228	36,590,266

Cash and cash equivalents at end of period	$22,459,108	$29,208,608

Supplemental disclosure
Cash paid during the period
Interest	$6,798,358	$4,493,172
Income taxes	1,995,000	2,615,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$146,297	$297,060
Loans made in connection with sales of foreclosed real estate	23,625	111,072

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 2007 are not necessarily indicative of trends or results to be expected for the full year 2007. The Company operates within one business segment, community banking, providing a full range of services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The condensed consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in the Company’s 2006 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2006 Form 10-K.

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

Description of Business

Southeastern Banking Corporation, with assets exceeding $402,205,000, is a financial services holding company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $402,205,446 at September 30, 2007, down $8,096,610 from year-end 2006. Growth in the loan portfolio was offset by declines in investment securities. Specifically, loans grew $25,775,240 or 10.58% while investment securities declined $33,929,871 or 26.87%. Loans comprised approximately 74%, investment securities, 25%, and fed funds sold, 1%, of earning assets at September 30, 2007 versus 66%, 34%, and 0% at December 31, 2006. Overall, earning assets approximated 91% of total assets at September 30, 2007. During the year-earlier period, total assets grew $4,779,822 or 1.23%. An increase in loans outstanding was the main factor in the 2006 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $33,929,871 or 26.87% since December 31, 2006. The maturity of agency discount notes purchased in December 2006 to collateralize public funds and the sale of corporate and agency securities were the predominant factors in the nine-month decline. Overall, purchases of securities during the nine-month period, primarily comprising short-term securities with original maturities of 90 days or less, approximated $111,193,000, and redemptions, $145,499,000. The Company recognized a net gain of $97,785 on the sale of $11,988,225 corporate and agency securities year-to-date; these securities were sold primarily to fund growth in the loan portfolio. The remaining redemptions were attributable to maturities and prepayments in the normal course of business. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to agency securities with call features. At September 30, 2007, mortgage-backed securities, corporates, and municipals comprised 21%, 9%, and 35% of the portfolio. Overall, securities comprised 25% of earning assets at September 30, 2007, down from 34% at year-end 2006. The portfolio yield approximated 5.14% during the first nine months of 2007.

Management believes the credit quality of the investment portfolio remains sound, with 55.94% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at September 30, 2007. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. The weighted average life of the portfolio approximated 3 years at September 30, 2007. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category September 30, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies	$32,531	$102	$146	$32,487
Mortgage-backed securities	19,580	36	435	19,181
Corporates	8,058	81	95	8,044

	60,169	219	676	59,712
Held-to-maturity:
States and political subdivisions	32,644	424	303	32,765

Total investment securities	$92,813	$643	$979	$92,477

As shown, the market value of the investment portfolio reflected $336,793 in net unrealized losses at September 30, 2007; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies.

Loans

Loans, net of unearned income, grew 10.47% or $25,943,344 since year-end 2006. The net loans to deposits ratio aggregated 81.49% at September 30, 2007 versus 72.46% at December 31, 2006 and 72.10% a year ago. A $20,963,390 or 14.60% increase in real estate—construction and residential mortgage loans was the primary factor in the 2007 results. The majority of the growth within the real estate portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate—construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Overall, the commercial portfolio grew $5,132,897 or 5.88% at September 30, 2007 compared to December 31, 2006; growth in nonfarm real estate and governmental loans were key factors in the September 30 results. Consumer loans declined $135,532 year-to-date; these loans comprised 6.13% of the total portfolio at September 30, 2007.

Due to economic uncertainties within the Company’s markets and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline moderately during the fourth quarter of 2007 and into 2008. During the first nine months of 2006, net loans increased $15,126,073. Loans outstanding are presented by type in the table on the next page.

Loans by Category	September 30, 2007	December 31, 2006	September 30, 2006
(In thousands)
Commercial, financial, and agricultural[1]	$92,388	$87,255	$86,174
Real estate – construction	125,146	104,212	96,807
Real estate – residential mortgage[2]	39,369	39,340	38,789
Consumer, including credit cards	16,936	17,071	17,272

Loans, gross	273,839	247,878	239,042
Unearned income	130	112	124

Loans, net	$273,709	$247,766	$238,918

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2007, approximately 83% of the loan portfolio was comprised of loans with real estate as the primary collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $58,580,000 at September 30, 2007; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2007 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets aggregated $790,812 at September 30, 2007, down $476,460 or 37.60% from year-end 2006. As a percent of total assets, nonperforming assets totaled 0.20% at September 30, 2007 versus 0.31% at year-end 2006 and 0.35% at September 30, 2006. No material credits have been added to or removed from nonaccrual status during 2007 year-to-date. Individual concentrations within nonaccrual balances included loans to two separate borrowers averaging $76,000 each at September 30, 2007; due to the underlying real estate collateral coverage, no significant losses, if any, are expected on these balances. Nonaccrual balances did not include any industry concentrations at September 30, 2007. Criteria used by management in classifying loans as nonaccrual is discussed in the subsection entitled Policy Note. The allowance for loan losses approximated 5.57X the nonperforming loans balance at September 30, 2007 versus 4.40X at year-end 2006 and 4.01X a year ago. Significant activity within foreclosed real estate balances included the sale of a residential parcel valued at approximately $138,000. Management is unaware of any other material developments in nonperforming assets at September 30, 2007 that should be presented or otherwise discussed.

Loans past due 90 days or more approximated $535,000, or less than 1% of net loans, at September 30, 2007. Management is unaware of any material concentrations within these past due balances. The table on the next page provides further information about nonperforming assets and loans past due 90 plus days.

Nonperforming Assets	September 30, 2007	December 31, 2006	September 30, 2006
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$133	$235	$250
Real estate – construction	79	121	126
Real estate – mortgage	287	318	347
Consumer, including credit cards	182	290	336

Total nonaccrual loans	681	964	1,059
Restructured loans[1]	—	—	—

Total nonperforming loans	681	964	1,059
Foreclosed real estate[2]	96	288	293
Other repossessed assets	14	15	26

Total nonperforming assets	$791	$1,267	$1,378

Accruing loans past due 90 days or more	$535	$647	$476

Ratios:
Nonperforming loans to net loans	0.25%	0.39%	0.44%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.29%	0.51%	0.58%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The nine-month provision for loan losses at September 30, 2007 totaled $205,000, and net charge-offs, $36,896. The comparable provision and charge-off amounts at September 30, 2006 were $59,500 and $125,753. Economic uncertainties on loans pertaining to the timber industry was the primary impetus in the increased provision year-to-date; these loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 0.02% of average loans at September 30, 2007 compared to 0.07% at September 30, 2006 and 0.06% in 2005. A $48,000 recovery on an agricultural loan comprised approximately 26% of gross recoveries in

2007 year-to-date. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Nine Months Ended September 30,	2007	2006	2005
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,240	$4,311	$4,134
Provision for loan losses	205	60	259
Charge-offs:
Commercial, financial, and agricultural	28	80	1137
Real estate – construction	16	1	—
Real estate – mortgage	9	23	35
Consumer, including credit cards	171	152	155

Total charge-offs	224	256	303

Recoveries:
Commercial, financial, and agricultural	65	15	70
Real estate – construction	—	—	—
Real estate – mortgage	21	12	13
Consumer, including credit cards	101	103	118

Total recoveries	187	126	201

Net charge-offs	37	119	102

Allowance for loan losses at end of period	$4,408	$4,245	$4,291

Net loans outstanding[1] at end of period	$273,709	$238,918	$218,236

Average net loans outstanding[1] at end of period	$268,165	$234,098	$217,817

Ratios:
Allowance to net loans	1.61%	1.78%	1.97%

Net charge-offs to average loans[2]	0.02%	0.07%	0.06%

Provision to average loans[2]	0.10%	0.03%	0.16%

Recoveries to total charge-offs	83.53%	50.78%	66.34%

[1]	Net of unearned income.
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. The allowance for loan losses consists of three elements: a) specific allowances for individual loans; b) general allowances for loan pools based on historical loan loss experience and current trends; and c) allowances based on economic conditions and other risk factors in the Company’s markets. The specific allowance for classified and other loans is based on a careful analysis of probable and potential sources of repayment, including cash flow, collateral value, and guarantor capacity. The general allowance is determined by the mix of loan products within the portfolio, an internal loan grading process, and associated allowance factors. These general allowance factors are updated at least annually and are based on a statistical loss analysis and current loan charge-off trends. The loss analysis examines loss experience for loan portfolio segments in relation to internal loan grades. Charge-off trends are analyzed for homogeneous loan categories (e.g., residential real estate, consumer loans, etc.). While formal loss and charge-off trend analyses are conducted annually, the Company continually monitors credit quality in all portfolio segments and revises the general allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan category.

The third element, comprised of economic conditions, concentrations, and other risk factors, is based on marketplace conditions and/or events that may affect loan repayment in the near-term. This element requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Consideration of other risk factors typically includes such issues as recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. These factors are based on the influence of current external variables on portfolio risk, so there will typically be some movement between this element and the specific allowance component during various stages of the economic cycle. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at September 30, 2007.

Other Commitments

Other than a) construction of a permanent branch building to replace the temporary facility at Scranton Road in Brunswick, Georgia, which opened November 5, and b) renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of September 30, 2007. Estimated remaining costs associated with new construction and renovations in progress at September 30, 2007 were $600,000.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2007, loans1 and investment securities with carrying values exceeding $157,887,000 and $10,129,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 86% of the funding base at September 30, 2007 versus 90% in 2006. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $6,936,993 at September 30, 2007 versus $11,589,141 at December 31, 2006. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2007 totaled $3,000,000, of which $1,936,993 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at September 30, 2007, unused borrowings approximated $59,149,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2007. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy and the Financial Condition section for details on unfunded loan commitments.

[1]	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded. A portion of these loans may be refinanced by the Company.

Deposits

Deposits declined $6,067,694 or 1.77% since year-end 2006. Noninterest-bearing deposits declined $18,938,703 or 23.39% while interest-bearing deposits grew $12,871,009 or 4.93%. The shift in deposits from noninterest- to interest-bearing status resulted largely from changes in product design during the third quarter. Specifically, effective July 2, senior demand deposits meeting minimum balance requirements are paid interest; these deposits approximated $11,600,000 at September 30, 2007. The number of tiers and associated rates on other NOW and money market accounts was also increased effective July 2. Although these changes increase interest expense, management is optimistic that these and other product changes will enhance the Company’s competitive position and aid deposit growth and cross-sell opportunities long-term. Other factors in the interest-bearing fluctuation year-to-date included seasonal variation in local government balances, particularly NOW accounts, and a continued increase in time certificate balances as customers took advantage of higher market rates. Overall, interest-bearing deposits comprised 81.53%, and noninterest-bearing deposits, 18.47%, of total deposits at September 30, 2007 versus 76.32% and 23.68% at year-end 2006. The distribution of interest-bearing balances at September 30, 2007 and certain comparable quarter-end dates is shown in the table below:

	September 30, 2007		December 31, 2006		September 30, 2006
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$94,454	34.49%	$97,305	37.28%	$88,447	35.75%
Savings	67,574	24.68%	69,800	26.75%	72,915	29.48%
Time certificates < $100,000	63,551	23.21%	54,419	20.85%	51,888	20.98%
Time certificates >= $100,000	48,264	17.62%	39,448	15.12%	34,122	13.79%

Total interest-bearing deposits	$273,843	100.00%	$260,972	100.00%	$247,372	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $26,908,000 and $37,045,000 of the overall deposit base at September 30, 2007 and December 31, 2006. The Company had no brokered deposits at September 30, 2007.

Approximately 78% of time certificates at September 30, 2007 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at September 30, 2007, unchanged from year-end 2006. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $224,000. Mortgage-backed securities were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at September 30, 2007:

	Repricing Within
Interest Rate Sensitivity September 30, 2007	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)

Interest Rate Sensitive Assets
Federal funds sold	$3,796	—	—	—	$3,796
Securities[1]	924	$9,528	$53,273	$29,088	92,813
Loans, gross[2]	164,143	32,684	71,753	4,578	273,158
Other assets	1,047	—	—	—	1,047

Total interest rate sensitive assets	169,910	42,212	125,026	33,666	370,814

Interest Rate Sensitive Liabilities
Deposits[3]	$185,958	63,425	24,450	10	273,843
U.S. Treasury demand note	1,937	—	—	—	1,937
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	187,895	63,425	29,450	10	280,780

Interest rate sensitivity gap	$(17,985)	$(21,213)	$95,576	$33,656	$90,034

Cumulative gap	$(17,985)	$(39,198)	$56,378	$90,034

Ratio of cumulative gap to total rate sensitive assets	(4.85)%	(10.57)%	15.20%	24.28%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	90.43%	84.40%	120.08%	132.07%

Cumulative gap at December 31, 2006	$(35,279)	$(57,988)	$71,836	$102,621

Cumulative gap at September 30, 2006	$(23,760)	$(46,901)	$80,294	$110,384

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

As shown in the preceding table, the Company’s cumulative gap position remained negative through the short-term repricing intervals at September 30, 2007, approximating $(17,985,000) at three months and $(39,198,000) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at September 30, 2007 totaled $63,654,000 at three months and $42,441,000 at twelve months. The narrowing of the short-term gap position at September 30, 2007 versus year-end 2006 was primarily attributable to an increase in variable rate loans tied to prime. Other than seasonal variations, primarily in deposit balances, extension of maturities in the investment portfolio, and marginally lower loan balances, no significant changes are anticipated in the gap position the remainder of 2007. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	September 30, 2007	December 31, 2006	September 30, 2006
(Dollars in thousands)

Tier 1 capital:
Realized shareholders’ equity	$56,022	$52,784	$53,192
Intangible assets and other adjustments	(463)	(507)	(521)

Total Tier 1 capital	55,559	52,277	52,671

Tier 2 capital:
Portion of allowance for loan losses	3,852	3,568	3,463
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,852	3,568	3,463

Total risk-based capital	$59,411	$55,845	$56,134

Risk-weighted assets	$307,605	$284,789	$276,286

Risk-based ratios:
Tier 1 capital	18.06%	18.36%	19.06%

Total risk-based capital	19.31%	19.61%	20.32%

Tier 1 leverage ratio	13.81%	13.05%	13.67%

Realized shareholders’ equity to assets	13.93%	12.88%	13.50%

Book value per share grew $1.08 or 6.57% during the first nine months of 2007 to $17.51 at September 30, 2007. Dividends declared totaled $0.42, up 3.70% or $0.015 from 2006. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, declined $295,378 at September 30, 2007 compared to year-end 2006. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $10,000,000 in treasury stock. From 2000—2006, the Company repurchased 367,197 shares on the open market and through private transactions at an average price of $20.03 per share. During the first nine months of 2007, the Company purchased an additional 14,270 shares at an aggregate purchase price of $402,004 or $28.17 per share. The maximum consideration available for additional purchases, at prices to be determined in the future, is $2,241,667. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 75% or $2,459,400 of the $3,279,200 in cash dividends available to the Company in 2007 without such prior approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the third quarter of 2007 totaled $1,662,769, up $16,400 or 1.00% from September 30, 2006 and 0.57% from June 30, 2007. On a per share basis, quarterly earnings totaled $0.52 at September 30, 2007 versus $0.51 at September 30, 2006 and $0.52 at June 30, 2007. Year-to-date, net income declined $19,972 to $4,986,885 at September 30, 2007 from $5,006,857 in 2006. Per share income for the nine-month period totaled $1.55, unchanged from 2006. The return on beginning equity for the nine-month period totaled 12.60% at September 30, 2007 versus 13.33% at September 30, 2006. Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Net interest income fell $49,225 or 1.00% during the third quarter of 2007 compared to 2006. Year-to-date, net interest income declined $41,748 from 2006. The net interest margin approximated 5.39% at September 30, 2007 versus 5.73% a year ago; the interest rate spread, 4.42% versus 4.97%. Higher funding costs on deposits and other liabilities absorbed virtually all improvements in net interest income from asset volumes and yields year-to-date. Specifically, interest earnings on loans and other earning assets improved $2,732,500 and $2,423, while earnings on investment securities and federal funds sold declined $87,611 and $142,519 from same period results in 2006. Asset yields averaged 7.96% at September 30, 2007 versus 7.50% in 2006. Interest expense on deposits and other borrowed funds increased $753,702 or 42.39% during the third quarter of 2007 versus 2006 and $2,546,541 year-to-date. Cost of funds increased 101 basis points from 2006 levels, totaling 3.54% at September 30, 2007 versus 2.53% at September 30, 2006. Approximately 94% of the increased funding costs year-to-date resulted from higher rates on deposits at September 30, 2007 compared to 2006. Net interest income and resultant margins and spreads are projected to decline the remainder of 2007 due to yield reductions, particularly on prime-based loans, as well as lower average balances on loans. As discussed in the Interest Sensitivity section of this Analysis, competitive and other factors preclude simultaneous and proportionate declines in deposit rates; additionally, the product changes discussed in the Deposits section will increase interest expense going forward. See the interest differential table on page 21 for more details on changes in interest income attributable to volume and rates at September 30, 2007 versus 2006.

The intense competition for loans and deposits continues in 2007 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Long-term strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, but without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2007			2006
Average Balances[6] Nine Months Ended September 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Interest-earning assets:
Loans, net[1,2,4]	$268,165	$18,265	9.11%	$234,098	$15,517	8.86%
Federal funds sold	1,262	49	5.19%	5,373	192	4.78%
Taxable investment securities[3]	78,481	2,720	4.63%	86,094	2,783	4.32%
Tax-exempt investment securities[3,4]	29,562	1,445	6.54%	30,313	1,476	6.51%
Other assets	1,096	51	6.22%	1,105	49	5.93%

Total interest-earning assets	$378,566	$22,530	7.96%	$356,983	$20,017	7.50%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$92,211	$1,920	2.78%	$86,066	$1,340	2.08%
Savings	69,469	1,128	2.17%	77,451	890	1.54%
Time deposits	102,890	3,807	4.95%	79,871	2,229	3.73%
Federal funds purchased	3,931	160	5.44%	486	20	5.50%
U. S. Treasury demand note	835	32	5.12%	646	23	4.76%
Federal Home Loan Bank advances	5,000	224	6.00%	5,000	224	6.00%

Total interest-bearing liabilities	$274,336	$7,271	3.54%	$249,520	$4,726	2.53%

Excess of interest-earning assets over interest-bearing liabilities	$104,230			$107,463

Interest rate spread			4.42%			4.97%

Net interest income		$15,259			$15,291

Net interest margin			5.39%			5.73%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2007 and 2006. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1]	2007 Compared to 2006 Increase (Decrease) Due to
Nine Months Ended September 30,	Volume	Rate	Net
(In thousands)

Interest income
Loans[2,3]	$2,310	$438	$2,748
Federal funds sold	(158)	15	(143)
Taxable investment securities	(256)	193	(63)
Tax-exempt investment securities[3]	(36)	5	(31)
Other interest-earning assets	—	2	2

Total interest income	1,860	653	2,513

Interest expense
Interest-bearing demand deposits[4]	101	479	580
Savings	(99)	337	238
Time deposits	741	837	1,578
Federal funds purchased[5]	140	—	140
U.S. Treasury demand note	7	2	9
Federal Home Loan Bank advances	—	—	—

Total interest expense	890	1,655	2,545

Net change in net interest income	$970	$(1,002)	$(32)

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

Noninterest Income and Expense

Noninterest income declined $27,233 or 2.86% during the third quarter of 2007 compared to 2006 but increased $272,298 year-to-date. Key elements in the quarterly and year-to-date results included:

a)	Investment securities (losses) gains, net: As further discussed in the Financial Condition section of this Analysis, the Company recognized a $36,843 loss on the sale of agency securities totaling $8,996,353 in the third quarter. A gain of $134,628 was previously recognized on the sale of corporate securities totaling $2,991,872 in the first quarter. These securities were sold primarily to fund growth in the loan portfolio.

b)	Service charges on deposit accounts: Service charges on deposit accounts grew $45,482 on a quarterly basis and $168,745 or 9.31% year-to-date; the 2007 improvement was primarily attributable to higher volume of NSF fees.

c)

Other operating income: The other operating portion of noninterest income declined $35,872 during the third quarter of 2007 versus 2006 but increased a marginal $5,768 year-to-date. A 39.16% decline in mortgage origination fees was the primary factor in the quarterly results. Improvements in safe deposit box rents and other fees largely offset the decline in mortgage origination income year-to-date. The Company is in the process of expanding and revamping its mortgage origination department and is optimistic that these initiatives will increase production and cross-sell opportunities long-term. By type and amount, the chief components of other operating income at September 30, 2007 were mortgage origination fees, $299,540; income on sale of check products, $103,318; surcharge fees – ATM, $108,528; commissions on the sale of credit life insurance, $67,765; and safe deposit box rentals, $63,612. Together, these five income items comprised 66.80% of other operating income at September 30, 2007. In 2006, these same five income components comprised 72.92% of other operating income.

Noninterest expense declined $158,745 during the third quarter of 2007 compared to 2006 but increased $131,860 or 1.31% year-to-date. The main factors impacting quarterly and year-to-date results comprised:

a)	Salaries and employee benefits: Personnel costs increased a mere $2,165 on a quarterly basis but $184,379 year-to-date. Increases in nonofficer salaries and premiums on group medical insurance accounted for virtually all of the variation year-to-date. The increase in nonofficer salaries resulted largely from the hiring of personnel to staff SEB’s new Southport facility, operational since January 2007, to fill vacancies at other branch locations, and to provide administrative support. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2007. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2007.

b)	Occupancy and equipment, net: When compared to the same periods in 2006, net occupancy and equipment expense declined $77,252 on a quarterly basis and $38,440 year-to-date. Costs associated with renovations at SEB’s older facilities declined in 2007 versus 2006; the pace of these renovations is expected to resume in 2008. The reduction in renovation expenses was largely offset by costs associated with SEB’s new facility at Southport.

c)	Other operating expense: Other operating expenses declined $14,097 or 0.71% year-to-date; declines in advertising and legal and accounting fees were primary variables. Besides advertising expense, which approximated $235,000 in 2007 and $245,000 in 2006, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2007 or 2006.

Overhead related to the Company’s Southport facility, as noted above; new core banking software, as discussed in prior filings; and expansion/revamping of the mortgage origination department are expected to increase noninterest expense approximately $430,000 in 2007 compared to 2006.

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

Additional accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board and other authorities. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

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

Part II—Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first nine months of 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Treasury purchases made during the quarter and nine months ended September 30, 2007 are summarized in the table below:

Share Repurchases – Nine Months Ended September 30, 2007	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January 1 – June 30	6,170	$29.17	6,170	$2,463,690
July 1 - 31	—	—	—	2,463,690
August 1 - 31	5,500	27.81	5,500	2,310,729
September 1 - 30	2,600	26.56	2,600	2,241,667

Total	14,270	$28.17	14,270

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

Date: November 14, 2007