Form 10-K
period 2007-12-31
SOUTHEASTERN BANKING CORP
filed 2008-04-16
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 000-32627

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

The aggregate market value of common stock held by non-affiliates on June 30, 2007 was approximately $61,471,000 (based on a per share price of $29.00 on over-the-counter trades executed by principal market-makers).

As of April 11, 2008, the Registrant had 3,178,331 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference in Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2008 are incorporated by reference in Part III.

PART I

Item 1.	Business.

1. History and Organization. Southeastern Banking Corporation (the “Company”) and its wholly-owned subsidiary, Southeastern Bank (“SEB”), provide a full line of commercial and retail services to meet the financial needs of individual, corporate, and government customers in southeast Georgia and northeast Florida. The Company’s corporate offices are located at 1010 North Way Street, Darien, Georgia.

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

In February 2003, the Company opened a loan production office in Brunswick, Georgia. In November 2004, a full service banking facility was opened at 15 Trade Street in Brunswick, and the loan production office closed. In January 2007, the Company opened a new branch at 601 Palisade Drive in the fast-growing Southport area of Brunswick.

2. Business. SEB, the Company’s commercial bank subsidiary, offers a wide range of services to meet the financial needs of its customer base through its branch and ATM network in southeast Georgia and northeast Florida. SEB’s primary business comprises traditional deposit and credit services as well as official check services, wire transfers, and safe deposit box rentals. Deposit services offered include time certificates plus NOW, money market, savings, and individual retirement accounts. Credit services include commercial and installment loans, long-term mortgage originations, credit cards, and standby letters of credit. Commercial loans are made primarily to fund real estate construction and to meet the needs of customers engaged in the agriculture, timber, seafood, and other industries. Installment loans are made for both consumer and non-consumer purposes. Through an affiliation with Raymond James Financial Services, SEB also provides insurance agent and investment brokerage services. At December 31, 2007, SEB operated seventeen full-service banking offices with total assets approximating $435,000,000. A list of SEB offices is provided in Part I, Item 2.

The Federal Reserve Bank of Atlanta is the principal correspondent of SEB; virtually all checks and electronic payments are processed through the Federal Reserve. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama.

At December 31, 2007, the Company and its subsidiary had 166 full-time employees and 11 part-time employees.

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

4. Supervision and Regulation. As a bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (“GDBF”), with branches in Georgia and Florida, is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation (“FDIC”). SEB is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of SEB. In addition to the impact of regulation, the Company is also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches across state lines by merging with a bank in another state, subject to certain restrictions. A bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve.

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

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders’ equity, trust preferred securities, minority interests, and qualifying preferred stock, less goodwill and other adjustments, as applicable. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount, and a portion of any unrealized gain on equity securities, also as applicable. The sum of Tier 1 and Tier 2 capital represents the Company’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent, and a leverage ratio of at least five percent and not be subject to a capital directive order. The Company and SEB are considered “well-capitalized” by their respective federal banking regulators. The Company’s capital position is delineated in Note 15 to the consolidated financial statements and in the Capital Adequacy section of Part II, Item 7.

Regulators also must take into consideration: (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination.

There are various legal and regulatory limits on the amount of dividends and other funds SEB may pay or otherwise supply the Company. Additionally, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

On November 12, 1999, financial modernization legislation known as the Gramm-Leach-Bliley Act (“GLB Act”) was signed into law. Under the GLB Act, a bank holding company which elects to become a financial holding company may engage in expanded securities activities, insurance sales, and underwriting activities, and other financial activities, and may also acquire securities firms and insurance companies, subject in each case to certain conditions. Securities firms and insurance companies may also choose to establish or become financial holding companies and thereby acquire banks, also subject to certain conditions. The Company has no present intention to change its status from a bank holding company to a financial holding company.

Under the Community Reinvestment Act (“CRA”), SEB, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. SEB received a satisfactory rating in its most recent CRA exam.

The USA Patriot Act of 2001 (“Patriot Act”) substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, and clarifies the safe harbor from civil liability to customers. The United States Department of the Treasury has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain accounts for “non-United States persons” or their representatives to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Bank regulators are focusing their examinations on anti-money laundering compliance, and the Company continues to enhance its anti-money laundering compliance programs, as applicable.

Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through bank holding companies and conveyed to outside vendors.

The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).

The Sarbanes-Oxley Act of 2002 and its impact on the Company are discussed in the Corporate Governance section of Part II, Item 7.

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

Like other financial institutions, we face the risk that our customers will not repay their loans, the collateral securing the payment of those loans may be insufficient to assure repayment, and we may be unsuccessful in recovering the remaining loan balances. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume, delinquencies and non-accruals, national and local economic conditions, and other pertinent information. However, those established loan loss reserves may prove insufficient. If we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results.

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

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and increase our cost of funds.

Deteriorating credit quality, particularly with respect to loans secured by real estate, may adversely impact us, leading to higher loan charge-offs or an increase in our provision for loan losses.

The second half of 2007 was highlighted by a general decline in the real estate and housing market along with significant mortgage loan-related losses reported by many other financial institutions. As of December 31, 2007, approximately 82% of our total loans were collateralized by real estate, including residential construction and development loans. Loan defaults result in a decrease in interest income and may require the establishment of or an increase in loan loss reserves. Furthermore, the decrease in interest income resulting from a loan default or defaults may be for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal balance and interest due on defaulted loans plus the legal costs incurred in pursuing our legal remedies. These conditions may result in our need to increase loan loss reserves or charge-off a higher percentage of loans, thereby reducing net income. Furthermore, because we rely heavily on loans secured by real estate, a continued decrease in real estate values could cause higher loan losses and require higher loan loss provisions. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market or economic conditions in our market areas could adversely affect the value of our assets, our revenues, results of operations, and financial condition.

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

Our directors and executive officers, as a group, beneficially owned approximately 28% of our outstanding common stock as of December 31, 2007. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Company Property. The Company’s executive offices are located in SEB’s main banking office at 1010 North Way Street, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has sixteen other banking offices in northeast Florida and southeast Georgia as shown in the table below:

Banking Offices

Florida	542238 US Highway 1 Nassau County Callahan, Florida 32011	463128 State Road 200 Nassau County Yulee, Florida 32097

15885 County Road 108 Nassau County Hilliard, Florida 32046

Georgia	15 Trade Street Glynn County Brunswick, Georgia 31525	1501 GA Highway 40 East Camden County Kingsland, Georgia 31548

	601 Palisade Drive Glynn County - Southport Brunswick, Georgia 31523	110 Bacon Street Brantley County Nahunta, Georgia 31553

Banking Offices, continued

Georgia	620 S. Peterson Avenue Coffee County Douglas, Georgia 31533	910 Van Streat Highway Coffee County Nicholls, Georgia 31554

	Highway 17 McIntosh County Eulonia, Georgia 31331	2004 Highway 17 Bryan County Richmond Hill, Georgia 31324

	101 Love Street Charlton County Folkston, Georgia 31537	2512 Osborne Road Camden County St. Marys, Georgia 31558

	14 Hinson Street Jeff Davis County Hazlehurst, Georgia 31539	414 Bedell Avenue Camden County Woodbine, Georgia 31569

107 E. Main Street Brantley County Hoboken, Georgia 31542

The Company owns all of its main office and branch facilities except its Southport facility in Brunswick. The Company leases space in a shopping center at 601 Palisade Drive for its Southport office. The annual lease expense for this space approximates $24,000; the remaining term of the lease is less than one year. See Note 5 to the consolidated financial statements for further property information.

Item 3.	Legal Proceedings.

The Company and its subsidiary are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the Company’s consolidated results of operations or financial position.

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

The table below sets forth the high and low sales prices and the cash dividends declared on the Company’s common stock during the periods indicated.

Market Sales Price & Dividends Declared			Sales Price		Dividends Declared
	Quarter		High	Low
2007	4	th	$26.50	$24.10	$0.25
	3	rd	29.00	25.60	0.14
	2	nd	29.00	27.25	0.14
	1	st	30.00	28.20	0.14
2006	4	th	30.00	27.25	0.615
	3	rd	28.50	28.00	0.135
	2	nd	27.75	27.15	0.135
	1	st	28.00	26.00	0.135
2005	4	th	28.25	27.50	0.63
	3	rd	28.50	26.50	0.13
	2	nd	28.00	25.00	0.13
	1	st	28.00	25.00	0.13

The Company had approximately 500 shareholders of record at December 31, 2007.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in prior years, the Company declared an “extra” dividend in the fourth quarter which was paid the following January. Effective in 2008, the Company will no longer pay an “extra” dividend in January of each year; rather, dividends are anticipated to be paid in equal installments over four quarters. In 2008, declared dividends will be paid in January, April, September, and December. In 2009 and future years, declared dividends will be paid in March, June, September, and December. The change in dividend structure was made to better align the Company with market practices. Management anticipates that the Company will continue to pay regular cash dividends. See the Capital Adequacy section of Part II, Item 7 for more details.

The Company is a legal entity separate and distinct from its subsidiaries, and its revenues depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. The amount of cash dividends available from SEB for payment in 2007 without such prior approval is approximately $3,164,000.

The Company manages capital through dividends and share repurchases authorized by the Board of Directors. Capital needs are assessed based on expected growth and the current economic climate. In 2007, the Company repurchased 35,269 shares at an aggregate price of $951,576 and in 2006, 21,402 shares at an aggregate price of $599,256. As of December 31, 2007, the Company was authorized to purchase treasury shares valued at $6,692,095 under current Board resolutions. There is no expiration date for the treasury authorization.

Treasury purchases made during 2007 are summarized in the table on the next page.

Share Repurchases - 2007	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs [1]
January - February	—	—	—	$2,643,671
March	4,000	$29.50	4,000	2,525,671
April	—	—	—	2,525,671
May	2,170	28.56	2,170	2,463,690
June	—	—	—	2,463,690
July	—	—	—	2,463,690
August	5,500	27.81	5,500	2,310,729
September	2,600	26.56	2,600	2,241,667
October	—	—	—	2,241,667
November	20,999	26.17	20,999	1,692,095
December	—	—	—	6,692,095

Total	35,269	$26.98	35,269

[1]	On December 12, 2007, the Board of Directors increased the existing authorization for treasury stock purchases from $10,000,000 to $15,000,000.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Stock Index and The Carson Medlin Company’s Independent Bank Index (the “IBI”) for the five years commencing December 31, 2002 and ended December 31, 2007. The IBI comprises a group of 27 independent community banks located in the southeastern United States.

	2002	2003	2004	2005	2006	2007
Southeastern Banking Corporation	100	154	161	181	190	167
Independent Bank Index	100	137	156	167	194	147
Nasdaq Index	100	150	163	166	183	198

Item 6.	Selected Consolidated Financial Data.

Selected financial data for the last five years is provided in the table below:

Financial Data	2007	2006	2005	2004	2003
(Dollars in thousands except per share data)
At December 31:
Total assets	$436,386	$410,302	$388,691	$400,755	$374,368
Loans, net of unearned income	269,477	247,765	223,791	218,505	205,680
Allowance for loan losses	4,510	4,240	4,311	4,134	3,833
Investment securities	120,460	126,286	117,376	117,884	131,759
Deposits	362,056	341,951	328,801	339,310	316,963
Long-term debt	5,000	5,000	5,000	5,000	5,000
Treasury stock	8,308	7,356	6,757	4,816	4,600
Realized stockholders’ equity	56,722	52,784	50,089	48,881	46,599

For the Year:
Net interest income	$19,243	$19,644	$18,610	$17,275	$16,385
Provision for loan losses	305	110	340	807	968
Net income	7,031	6,575	6,475	5,803	5,201
Common dividends paid	3,323	3,342	3,352	3,361	3,383

Per Common Share:
Basic earnings	$2.19	$2.04	$1.97	$1.75	$1.56
Dividends declared	0.67	1.02	1.02	1.00	1.00
Book value	17.85	16.43	15.48	14.79	14.07

Financial Ratios:
Return on average assets	1.71%	1.68%	1.67%	1.53%	1.42%
Return on beginning equity	13.32	13.13	13.25	12.45	11.51
Tier 1 capital ratio	17.93	18.36	19.73	18.92	19.06
Total capital ratio	19.18	19.61	20.98	20.17	20.32
Tier 1 leverage ratio	13.60	13.05	13.10	12.34	12.56

The book value per share and equity ratios exclude the effects of mark-to-market accounting for investment securities. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchases made from 2003 - 2007.

The financial data in the table above reflects the following developments:

•

In November 2004, the Company opened a full service branch facility at 15 Trade Street in Brunswick and closed its loan production office that was opened in 2003. In 2004, approximately $12,000,000 of new loan production was attributable to the Brunswick market and in 2003, approximately $16,000,000.

•

In January 2007, the Company opened a second branch in Brunswick at 601 Palisade Drive. Although loan and deposit growth attributable to the new branch were not significant in 2007, balances are expected to increase in 2008 and future years.

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

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation, with assets exceeding $436,385,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank, the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

FINANCIAL CONDITION

Consolidated assets totaled $436,385,717 at year-end 2007, up $26,083,661 or 6.36% from December 31, 2006. Growth in the loan portfolio, particularly real estate – construction balances, was the predominant factor in the 2007 results. Loans grew $21,440,922 or 8.80% on an aggregate basis and $18,882,867 within real estate – construction balances while investment securities declined $5,825,790 or 4.61%. Additionally, the Company purchased $5,000,000 in bank-owned life insurance during the fourth quarter; this single premium insurance currently yields 7.00% on a federal taxable-equivalent basis. Loans comprised approximately 68%, investment securities, 31%, and bank-owned life insurance, 1%, of earning assets at December 31, 2007 versus 66%, 34%, and 0% at December 31, 2006. Overall, earning assets approximated 91% of total assets at both December 31, 2007 and 2006. During the year-earlier period, total assets grew $21,610,884 or 5.56%. An increase in loans outstanding was also the major element in the 2006 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $5,825,790 or 4.61% at December 31, 2007 compared to 2006. Purchases of securities during 2007, primarily comprising short-term securities with original maturities of 90 days or less, approximated $211,107,000, and redemptions, $218,039,000. The short-term securities were purchased primarily to collateralize public funds as required by law. The Company recognized a net gain of $97,473 on the sale of $11,988,537 corporate and agency securities in 2007; these securities were sold mainly to fund growth in the loan portfolio. In 2006, the Company recognized a net loss of $209 on the sale of securities totaling $9,991,542. The remaining redemptions both years were attributable to maturities and prepayments in the normal course of business. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At December 31, 2007, mortgage-backed securities, corporates, and municipals comprised 16%, 9%, and 26% of the portfolio. Overall, securities comprised 31% of earning assets at December 31, 2007, down from 34% at year-end 2006. The portfolio yield approximated 5.18% in 2007, up 26 basis points from 2006.

Management believes the credit quality of the investment portfolio remains sound, with 64.95% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at December 31, 2007. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. All of the Company’s corporate bonds were rated “A-” or higher by at least one nationally recognized rating agency at December 31, 2007 except for two non-rated trust preferred securities with a carrying value of $3,024,860. Management restricts purchases of trust preferred securities, which often are not rated, to issues of large bank holding companies domiciled in the southeastern United States. Although the individual security may not be rated, the issuing bank holding company or subsidiary must have a strong stand-alone credit rating. Within the municipal portfolio, all holdings were highly rated, investment grade securities other than thirteen non-rated Georgia issues. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. Management reviews bond ratings and market valuation on a regular basis.

The weighted average life of the portfolio approximated 2 years at year-end 2007; management expects a moderate extension in duration during 2008. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category December 31,	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies
2007	$58,789	$216	$49	$58,956
2006	61,544	28	572	61,000
2005	46,668	—	722	45,946
Mortgage-backed securities
2007	19,505	62	286	19,281
2006	23,205	37	586	22,656
2005	29,014	67	796	28,285
Corporate bonds
2007	10,528	92	11	10,609
2006	9,647	244	56	9,835
2005	8,152	436	27	8,561

Total available-for-sale
2007	88,822	370	346	88,846
2006	94,396	309	1,214	93,491
2005	83,834	503	1,545	82,792
Held-to-maturity:
State and municipal securities
2007	31,615	637	141	32,111
2006	32,795	643	205	33,233
2005	34,585	953	157	35,381

Total investment securities:
2007	$120,437	$1,007	$487	$120,957
2006	127,191	952	1,419	126,724
2005	118,419	1,456	1,702	118,173

As shown, the market value of the investment portfolio reflected $519,838 in net unrealized gains at December 31, 2007; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company did not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies at year-end 2007.

The distribution of maturities and the weighted average yields of investment securities at December 31, 2007 are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations.

Maturity Distribution of Investment Securities December 31, 2007	1 Year or Less	1 – 5 Years	5 – 10 Years	After 10 Years	Total
(Dollars in thousands)
Distribution of maturities
Amortized cost:
U.S. Government agencies	$34,480	$19,337	$3,526	$1,446	$58,789
Mortgage-backed securities[1]	2,289	17,216	—	—	19,505
Corporate bonds	1,503	3,522	2,488	3,015	10,528
States and municipal securities	2,232	12,592	11,218	5,573	31,615

Total investment securities	$40,504	$52,667	$17,232	$10,034	$120,437

Fair value:
U.S. Government agencies	$34,436	$19,433	$3,587	$1,500	$58,956
Mortgage-backed securities[1]	2,270	17,011	—	—	19,281
Corporate bonds	1,509	3,580	2,494	3,026	10,609
States and municipal securities	2,244	12,790	11,441	5,636	32,111

Total investment securities	$40,459	$52,814	$17,522	$10,162	$120,957

Weighted average yield:
U.S. Government agencies	4.24%	4.52%	5.89%	5.62%	4.47%
Mortgage-backed securities[1]	3.37%	4.18%	—	—	4.08%
Corporate bonds	5.50%	6.06%	6.00%	7.74%	6.45%
States and municipal securities[2]	6.20%	6.69%	6.61%	5.99%	6.50%

Total investment securities	4.34%	5.03%	6.37%	6.47%	5.11%

[1]	Distribution of maturities for mortgage-backed securities is based on expected average lives which may differ from the contractual terms.

[2]

The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

Loans

Loans, net of unearned income, grew 8.76% or $21,711,187 since year-end 2006. The net loans to deposits ratio aggregated 74.43% at December 31, 2007 versus 72.46% and 68.06% at December 31, 2006 and 2005. Real estate – construction loans accounted for 87% or $18,882,867 of the 2007 increase. The majority of the growth within the construction portfolio was residential in nature and concentrated in the Company’s coastal markets. Most of the loans in the real estate – construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Overall, the commercial portfolio grew $1,589,144 or 1.82% at year-end 2007 compared to 2006. Nonfarm real estate and governmental loans within the commercial portfolio grew $3,239,449 and $1,292,741; other commercial/industrial and agricultural loans fell $2,839,039 and $151,278. The real estate – residential mortgage portfolio grew a modest $648,691 to $39,988,155 at December 31, 2007. Consumer loans grew $614,453 at December 31, 2007 compared to year-end 2006; these loans comprised 6.56% of the total portfolio at December 31, 2007.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline moderately in 2008.

During the same period in 2006, net loans grew 10.71% or $23,973,799. Growth in real estate – construction loans was the chief factor in the 2006 results. Loans outstanding are presented by type in the table below:

Loans by Category December 31,	2007	2006	2005	2004	2003
(In thousands)
Commercial, financial, and agricultural[1]	$88,844	$87,255	$86,256	$87,784	$86,078
Real estate – construction[3]	123,095	104,212	64,549	56,471	43,770
Real estate – residential mortgage[2,3]	39,988	39,340	58,215	56,944	54,782
Consumer, including credit cards	17,686	17,071	14,927	17,510	21,266

Loans, gross	269,613	247,878	223,947	218,709	205,896
Unearned income	136	112	156	204	216

Loans, net	$269,477	$247,766	$223,791	$218,505	$205,680

[1]	Includes obligations of states and political subdivisions.

[2]	Typically have final maturities of 15 years or less.

[3]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate—mortgage are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

The amount of commercial/financial/agricultural and real estate - construction loans outstanding at December 31, 2007, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table below. The maturities shown are not necessarily indicative of future principal reductions or cash flow since borrowers may prepay balances, and additionally, loans may be renewed in part or total at maturity.

Loan Maturity and Interest Rate Sensitivity – Selected Loans December 31, 2007	Total	Within One Year	One-Five Years	After Five Years
(In thousands)
Loan maturity:
Commercial, financial, and agricultural[1]	$88,732	$35,677	$46,528	$6,527
Real estate – construction[1]	122,986	91,023	30,697	1,266

Total	$211,718	$126,700	$77,225	$7,793

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates			$48,361	$4,060
Floating or adjustable interest rates			28,864	3,733

Total			$77,225	$7,793

[1]	Excludes nonaccrual loans totaling approximately $112 and $109.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2007, approximately 82% of the loan portfolio was comprised of loans with real estate as the primary collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $54,808,000 at year-end 2007; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements. The Company did not fund or incur any losses on letters of credit in 2007 or 2006.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets aggregated $1,066,834 at year-end 2007, down $200,438 or 15.82% from year-end 2006. As a percent of total assets, nonperforming assets totaled 0.24% at December 31, 2007 versus 0.31% at December 31, 2006 and 0.38% at December 31, 2005. Other than the addition of a $79,000 real estate loan, no material credits were transferred to or removed from nonaccrual status during 2007. Individual concentrations within nonaccrual balances included loans to three separate borrowers averaging $76,000 each at December 31, 2007; due to the underlying real estate collateral coverage, no significant losses, if any, are expected on these balances. Nonaccrual balances did not include any industry concentrations at December 31, 2007. Criteria used by management in classifying loans as nonaccrual is discussed in the subsection entitled Policy Note. The allowance for loan losses approximated 6.16X the nonperforming loans balance at December 31, 2007 versus 4.40X at year-end 2006 and 3.35X at year-end 2005. Significant activity within foreclosed real estate balances included foreclosure of one borrower’s residential real estate valued at approximately $200,000 and the sale of a separate residential parcel valued at approximately $138,000. Foreclosed real estate balances remained concentrated in residential real estate at December 31, 2007.

Loans past due 90 days or more approximated $776,000, or less than 1% of net loans, at year-end 2007. Management is unaware of any material concentrations within these past due balances; the vast majority, or 86%, of these past due balances were real estate-secured. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets

December 31,	2007	2006	2005	2004	2003
(Dollars in thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$112	$235	$327	$312	$691
Real estate – construction	109	121	33	33	60
Real estate – residential mortgage	350	318	818	556	560
Consumer, including credit cards	161	290	107	168	77

Total nonaccrual loans	$732	$964	$1,285	$1,069	$1,388
Restructured loans[1]	—	—	—	—	—

Total nonperforming loans	$732	$964	$1,285	$1,069	$1,388
Foreclosed real estate[2]	305	288	187	409	197
Other repossessed assets	30	15	22	27	11

Total nonperforming assets	$1,067	$1,267	$1,494	$1,505	$1,596

Accruing loans past due 90 days or more	$776	$647	$579	$876	$961

Ratios:
Nonperforming loans to net loans	0.27%	0.39%	0.57%	0.49%	0.67%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.40%	0.51%	0.67%	0.69%	0.78%

[1]	Does not include restructured loans that yield a market rate.

[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30-89 days also comprised less than 1% of net loans at December 31, 2007, totaling approximately $2,496,000.

Nonperforming Assets – 2006 compared to 2005. The decline in nonaccrual balances resulted largely from reductions on balances pertaining to the commercial shrimping industry; these loans approximated $131,000 at year-end 2006 versus $297,000 at year-end 2005 and a high of $334,000 in 2003. Charge-offs on these particular loans approximated $52,000 in 2006 virtually all of which were subsequently recovered in 2007. The fluctuation in foreclosed real estate balances resulted from foreclosure of one residential real estate parcel valued at approximately $138,000; this property was subsequently sold in 2007 at a book gain of $22,904.

Nonperforming Assets – 2005 compared to 2004 and 2003. Charge-offs on nonaccrual loans pertaining to the commercial shrimping industry approximated $64,000 in 2005. Other nonperforming activity in 2005 included foreclosure of a $94,000 residential parcel and sales of a separate $150,000 parcel and many lesser-valued properties. Nonperforming activity in 2004 included a $191,000 reduction in a large nonaccrual loan due to borrower sale of underlying collateral and an $86,000 charge-off on a separate commercial real estate loan;

additionally, foreclosed real estate balances included foreclosure of a commercial parcel valued at $170,000 and sale of an unrelated $98,000 parcel at a book gain of $117,000.

Additional loans classified as impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” totaled approximately $12,174,000 at December 31, 2007. Approximately $9,205,000 of this classified balance pertained to three separate borrowers whose loan repayment was expected to come from commercial or residential real estate development or lot loan sales of the underlying collateral. Due to lagging sales and ongoing deterioration in the real estate market, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $500,000 or more at least quarterly and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario - liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these three credits approximated $80,000 at December 31, 2007. The remaining classified balance at December 31, 2007 pertained to one commercial borrower in the timber industry; this $2,969,000 credit relationship is secured primarily by accounts receivable and log inventory and secondly, by logging equipment and certificates of deposit. No allowance was deemed necessary for this credit under the SFAS 114 calculation at year-end 2007. Although this timber credit was not past due as to either principal or interest, the long-term outlook for the hardwood industry is particularly troubling, and management has aggressively sought to reduce its exposure; at March 31, 2008, the remaining balances owed on this credit relationship approximated $1,942,000. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. Accordingly, due to lingering distress in the coastal real estate sector, an additional relationship of $1,716,000 was identified as impaired subsequent to year-end 2007 the allowance allocated to this particular relationship approximated $516,000 at March 31, 2008. The $516,000 assumes a significant loss if the underlying real estate required liquidation currently. As further discussed in the Allowance for Loan Losses subsection of this Analysis, management believes the allowance was adequate at December 31, 2007 and also March 31, 2008.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) income on the loan is recognized on a cash basis due to deterioration in the financial condition of the debtor. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses; subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Accrued interest on any loan placed on nonaccrual status is reversed. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual loans until all principal has been collected. The gross amount of interest income that would have been recorded in 2007, 2006, and 2005, if such loans had been accruing interest at their contractual rates, was $69,000, $95,000, and $99,000; interest income actually recognized totaled $66,000, $58,000, and $65,000. Loans are classified as restructured when either interest or principal has been reduced or deferred because of deterioration in the borrower’s financial position. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the footnotes accompanying the consolidated financial statements for more details on the Company’s accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The 2007 provision for loan losses totaled $305,000 and net charge-offs, $34,735.

The comparable provision and charge-off amounts for 2006 were $109,500 and $180,541 and in 2005, $339,833 and $162,874. Economic uncertainties on loans pertaining to the timber industry was the primary impetus in the increased provision in 2007 versus 2006; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 0.01% of average loans in 2007 compared to 0.08% in 2006 and 0.07% in 2005. No single charge-off exceeded $25,000 in 2007. A $48,000 recovery on a loan pertaining to the commercial shrimping industry comprised approximately 21% of gross recoveries in 2007. Refer to the Nonperforming Assets subsection of this Analysis for details on specific charge-offs and recoveries recognized in 2006 and prior years. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses

Years Ended December 31,	2007	2006	2005	2004	2003
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,240	$4,311	$4,134	$3,833	$3,601
Provision for loan losses	305	110	340	807	968
Charge-offs:
Commercial, financial, and agricultural	33	142	126	339	391
Real estate – construction	16	4	28	12	29
Real estate – residential mortgage	10	26	35	71	106
Consumer, including credit cards	208	192	227	335	450

Total charge-offs	267	364	416	757	976

Recoveries:
Commercial, financial, and agricultural	71	47	76	11	31
Real estate – construction	1	—	—	—	1
Real estate – residential mortgage	45	20	19	47	20
Consumer, including credit cards	115	116	158	193	188

Total recoveries	232	183	253	251	240

Net charge-offs	35	181	163	506	736

Allowance for loan losses at end of period	$4,510	$4,240	$4,311	$4,134	$3,833

Net loans outstanding[1] at end of period	$269,477	$247,766	$223,791	$218,505	$205,680

Average net loans outstanding[1] at end of period	$268,445	$236,120	$218,211	$210,477	$187,789

Ratios:
Allowance to net loans	1.67%	1.71%	1.93%	1.89%	1.86%

Net charge-offs to average loans	0.01%	0.08%	0.07%	0.24%	0.39%

Provision to average loans	0.11%	0.05%	0.16%	0.38%	0.52%

Recoveries to total charge-offs	86.89%	50.27%	60.82%	33.16%	24.59%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers prior loss experience, the risk rating distribution of the portfolio, the impact of current internal and external influences on credit loss, and the levels of nonperforming loans. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors established are based on an analysis of historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element also requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at December 31, 2007.

The allowance is summarized by loan categories in the table below:

Allocation of Allowance for Loan Losses December 31,	2007	2006	2005	2004	2003
(Dollars in thousands)
Allocation of allowance by loan category:
Commercial, financial, and agricultural	$1,281	$1,616	$1,621	$1,764	$1,581
Real estate – construction[1]	1,825	986	666	1,055	906
Real estate – residential mortgage[1]	686	633	866	973	918
Consumer, including credit cards	636	650	687	323	385
Unallocated	82	355	471	19	43

Total	$4,510	$4,240	$4,311	$4,134	$3,833

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	29%	38%	38%	43%	41%
Real estate – construction[1]	40%	23%	15%	26%	24%
Real estate – residential mortgage[1]	15%	15%	20%	23%	24%
Consumer, including credit cards	14%	16%	16%	8%	10%
Unallocated	2%	8%	11%	—%	1%

Total	100%	100%	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	33%	35%	38%	41%	42%
Real estate – construction[1]	46%	42%	29%	25%	21%
Real estate – residential mortgage[1]	15%	16%	26%	26%	27%
Consumer, including credit cards	6%	7%	7%	8%	10%

Total	100%	100%	100%	100%	100%

[1]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate - mortgage are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

Refer to the Nonperforming Assets subsection of this Analysis for details on the allowance allocated to classified loans under SFAS 114 at December 31, 2007. As shown in the table above, growth in the allowance allocated to real estate – construction loans was largely attributable to volume increases within that portfolio.

Other Commitments

Other than replacement of the branch facility in Yulee, Florida and renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of December 31, 2007. Estimated remaining costs associated with new construction and renovations-in-progress at December 31, 2007 were $1,056,000.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank (the “FHLB”). Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2007, loans1 and investment securities with carrying values exceeding $149,000,000 and $38,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 85% of the funding base at December 31, 2007, down 300 basis points from 2006 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $12,974,523 at year-end 2007 versus $11,589,141 at December 31, 2006. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at year-end 2007 totaled $3,000,000, of which 23% was outstanding. Borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $7,292,000; the maximum credit facility under these lines was $23,000,000 at December 31, 2007. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at year-end 2007, unused borrowings approximated $64,616,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2008. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy and the Financial Condition section of this Analysis for details on unfunded loan commitments.

[1]	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits aggregated $362,056,176 at year-end 2007, up $20,105,146 or 5.88% from December 31, 2006. Non-interest bearing deposits declined $16,543,224 or 20.42% while interest-bearing deposits grew $36,648,370 or 14.04%. The decline in non-interest bearing deposits resulted largely from changes in product design during the third quarter of 2007. Specifically, effective July 2, senior demand deposits meeting minimum balance requirements are paid interest; these deposits approximated $11,119,000 at December 31, 2007. The number of tiers and associated rates on other NOW and money market accounts was also increased effective July 2; many of these rates were subsequently adjusted in the final weeks of 2007 in response to rate cuts promulgated by the Federal Reserve. Although these changes increase comparative interest expense, management is optimistic that these and other product changes will enhance the Company’s competitive position and aid deposit growth and cross sell-opportunities long-term. Besides the change in senior accounts, other factors affecting interest-bearing balances included a continued increase in time certificate balances as customers took advantage of higher average rates. Specifically, time certificates grew $24,827,162 since year-end 2006; balances of $100,000 or more comprised 53% of the 2007 growth and 44% of certificate totals at year-end 2007. Savings declined $7,028,389, encompassing 21.09% of interest-bearing balances at December 31, 2007 versus 26.75% at December 31, 2006; the SmartSaver product again experienced the largest decline. Funding costs associated with all deposits increased significantly in 2007 versus 2006; see the Results of Operations section of this Analysis for more details. Overall, interest-bearing deposits comprised 82.20%, and noninterest-bearing deposits, 17.80%, of total deposits at December 31, 2007.

The distribution of interest-bearing balances at December 31, 2007, 2006, and 2005 is shown in the table on the next page.

	2007		2006		2005
Deposits December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$116,154	39.03%	$97,305	37.28%	$93,954	37.72%
Savings	62,772	21.09%	69,800	26.75%	82,107	32.97%
Time certificates < $100,000	66,148	22.23%	54,419	20.85%	46,891	18.83%
Time certificates >= $100,000	52,546	17.65%	39,448	15.12%	26,098	10.48%

Total interest-bearing deposits	$297,620	100.00%	$260,972	100.00%	$249,050	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $39,525,000 and $37,045,000 of the overall deposit base at December 31, 2007 and 2006. The Company had no brokered deposits at December 31, 2007.

As shown in the table below, approximately 76% of time certificates at December 31, 2007 were scheduled to mature within the next twelve months.

Maturities of Certificates of Deposit December 31, 2007	Balances
	< $100,000	>= $100,000	Total
(In thousands)
Months to maturity:
3 or less	$12,286	$9,348	$21,634
Over 3 through 6	13,785	14,543	28,328
Over 6 through 12	25,299	14,681	39,980
Over 12	14,778	13,974	28,752

Total	$66,148	$52,546	$118,694

The average balances table included in the Operations section of this Analysis provides detailed information about income/expense and rates paid on deposits for the last three years. The composition of average deposits for these same periods is shown below:

	2007		2006		2005
Composition of Average Deposits Years Ended December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Noninterest-bearing deposits	$73,091	21.30%	$82,372	25.08%	$76,832	23.30%
Interest-bearing demand deposits[1]	95,350	27.78%	87,239	26.56%	86,489	26.23%
Savings	68,502	19.96%	75,949	23.12%	91,412	27.72%
Time certificates	106,266	30.96%	82,931	25.24%	75,029	22.75%

Total	$343,209	100.00%	$328,491	100.00%	$329,762	100.00%

[1]	NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at year-end 2007, unchanged from 2006. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Interest expense on the advance approximated $300,000 in 2007 and 2006. Mortgage-backed securities with an aggregate carrying value of $5,232,986 were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at December 31, 2007:

	Repricing Within				Total
Interest Rate Sensitivity December 31, 2007	0 - 3 Months	4 - 12 Months	One - Five Years	After Five Years
(Dollars in thousands)
Interest Rate Sensitive Assets
Securities[1]	$30,778	$9,747	$52,646	$27,266	$120,437
Loans, gross[2]	166,726	26,954	69,987	5,214	268,881
Other assets	1,015	—		—	1,015

Total interest rate sensitive assets	198,519	36,701	122,633	32,480	390,333

Interest Rate Sensitive Liabilities
Deposits[3]	200,560	68,308	28,752	—	297,620
Federal funds purchased	7,292	—	—	—	7,292
U.S. Treasury demand note	683	—	—	—	683
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	208,535	68,308	33,752	—	310,595

Interest rate sensitivity gap	$(10,016)	$(31,607)	$88,881	$32,480	$79,738

Cumulative gap	$(10,016)	$(41,623)	$47,258	$79,738

Ratio of cumulative gap to total rate sensitive assets	(2.57)%	(10.66)%	12.11%	20.43%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	95.20%	84.97%	115.22%	125.67%

Cumulative gap at December 31, 2006	$(35,279)	$(57,988)	$71,836	$102,621

Cumulative gap at December 31, 2005	$(50,409)	$(59,043)	$71,366	$101,779

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

As shown in the table on the prior page, the Company’s cumulative gap position ($ in thousands) remained negative through the short-term repricing intervals at year-end 2007, totaling $(10,016) at three months and $(41,623) through one year. Excluding traditionally nonvolatile NOW from the gap calculation, the cumulative gap at December 31, 2007 totaled $90,777 at three months and $59,170 at twelve months, effectively reflecting the Company’s asset sensitive position. Compared to 2006, the cumulative three-month gap position narrowed 71.61%, and the one-year gap, 28.22%, at December 31, 2007. The narrowing of the three-month gap at December 31, 2007 was primarily attributable to increases in variable rate loans tied to prime and securities with original maturities of 90 days or less. Other than seasonal variations, primarily in deposit balances, and extension of maturities in the investment portfolio, no significant changes are anticipated in the gap position during 2008; however, as further discussed below, the aggressive rate cuts promulgated by the Federal Reserve are expected to negatively affect net interest income in 2008. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 300 basis points rise in rates over the next twelve months would increase net interest income approximately 6%; a gradual 300 basis points decline in rates would reduce net interest income approximately 7.50%. An immediate downward shock of 200 basis points would adversely impact net interest income approximately 13% over the next year; a similar upward shock would increase net interest income approximately 15%. Limitations inherent with simulation modeling include: a) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); and b) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At December 31, 2007, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 17.93%, 19.18%, and 13.60%. The Company is committed to maintaining its well-capitalized status.

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios December 31,	2007	2006	2005	2004	2003
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$56,721	$52,784	$50,089	$48,881	$46,599
Intangible assets and other adjustments	(448)	(507)	(565)	(623)	(703)

Total Tier 1 capital	56,273	52,277	49,524	48,258	45,896

Tier 2 capital:
Portion of allowance for loan losses	3,930	3,568	3,152	3,201	3,020
Allowable long-term debt	—	—	—	—	—

Total Tier 2 capital	3,930	3,568	3,152	3,201	3,020

Total risk-based capital	$60,203	$55,845	$52,676	$51,459	$48,916

Risk-weighted assets	$313,827	$284,789	$251,024	$255,110	$240,749

Risk-based ratios:
Tier 1 capital	17.93%	18.36%	19.73%	18.92%	19.06%

Total risk-based capital	19.18%	19.61%	20.98%	20.17%	20.32%

Tier 1 leverage ratio	13.60%	13.05%	13.10%	12.34%	12.56%

Realized shareholders’ equity to assets	13.00%	12.88%	12.86%	12.21%	12.49%

Book value per share grew 8.64% or $1.42 during 2007 to $17.85 at year-end. Dividends declared totaled $0.67, down $0.35 or 34.31% from $1.02 in 2006. The decline in the declared dividend resulted primarily from a change in dividend structure: Traditionally, the Company has declared regular quarterly dividends, and in the fourth quarter, an “extra” dividend for payment the following January; in 2007, the Company did not declare an “extra” dividend, intending for future dividends to be paid in equal installments over four quarters, eventually in the same quarter as declared. In 2006, the regular quarterly dividends totaled $0.135 per share, and the extra dividend, $0.48. In 2007, although the dividend declared was $0.67 for the year or $0.14 per quarter, the paid dividend totaled $1.035. In February 2008, the Company declared a regular quarterly dividend of $0.25. Management believes the new dividend structure better aligns the Company with market practices. For more specifics on the Company’s dividend policy, refer to both Shareholder Matters in Part II, Item 5, and the subsection immediately following. Accumulated other comprehensive income, which measures net fluctuations in the fair values of investment securities, improved a moderate $613,056 at year-end 2007 compared to 2006. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. In 2006, the Company purchased 21,402 shares at an average price of $28.00 per share and in 2007, an additional 35,269 shares on the open market and through private transactions at an average price of $26.98 per share. Since inception in 2000, the Company has purchased 402,466 shares or 12.66% of total outstandings. The remaining consideration available for additional purchases, at prices to be determined in the future, is $6,692,095. Any acquisition of additional shares will be dictated by market conditions. The Share Repurchase Table on page 14 provides more information on the buyback program.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiary. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. In 2007, SEB paid $3,279,200 in dividends to the Company without such prior approval. Cash dividends available from SEB for payment in 2008 without approval approximate $3,164,000. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

RESULTS OF OPERATIONS

Net income totaled $7,030,518 in 2007, up $455,502 or 6.93% from 2006. On a per share basis, net income grew $0.15 to $2.19 in 2007 from $2.04 in 2006. The return on average assets totaled 1.71% in 2007 versus 1.68% in 2006 and the return on beginning equity, 13.32% versus 13.13%. A $628,290 after-tax gain on the sale of a nonreadily marketable equity security was the chief factor in the 2007 results. Earnings increased $100,382 or 1.55% in 2006 compared to 2005. A 5.55% increase in net interest income was the overriding factor in the 2006 results. Variations in net interest income and noninterest income/expense are further discussed in the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Selected ratios for the measurement of net income and equity are presented below:

Return on Equity and Assets

Years Ended December 31,[1]	2007	2006	2005	2004	2003
Return on average assets	1.71%	1.68%	1.67%	1.53%	1.42%
Return on average equity	12.71%	12.50%	12.72%	11.89%	11.05%
Dividend payout ratio[2]	30.45%	49.90%	51.36%	56.96%	63.83%
Average equity to average assets ratio	13.45%	13.44%	13.10%	12.87%	12.90%

[1]	These ratios exclude the effects of mark-to-market accounting for investment securities.
[2]	Refer to the Capital Adequacy section of this Analysis for particulars on the Company’s dividend policy.

Net Interest Income

Net interest income declined $400,993 or 2.04% in 2007 compared to 2006. The net interest margin approximated 5.27% in 2007 versus 5.65% in 2006; the interest rate spread, 4.33% versus 4.83%. Higher funding costs on deposits and other liabilities absorbed virtually all improvements in net interest income from asset volumes and yields in 2007. Specifically, interest earnings on loans and other earning assets improved $3,024,046 and $2,533, while earnings on investment securities and federal funds sold declined $239,932 and $151,694 from 2006. Asset yields averaged 7.88% in 2007, up 30 basis points from 2006. Interest expense on deposits and other borrowed funds increased $3,035,946 or 44.19% in 2007 versus 2006. Cost of funds jumped 83 basis points from 2006 levels, totaling 3.55% in 2007 versus 2.72% in 2006. Approximately 95% of the increased funding costs resulted from higher average rates on deposits in 2007 compared to 2006. Net interest income and resultant margins and spreads are projected to decline in 2008 due to yield reductions, particularly on prime-based loans and investment securities with optionality, as well as lower average balances on loans. The drop in net interest income for the 2008 first quarter alone approximated 13%. As discussed in the Interest Sensitivity section of this Analysis, competitive and other factors preclude simultaneous and proportionate declines in deposit rates; additionally, the product changes discussed in the Deposits section will increase interest expense going forward. See the interest differential table on the next page for more details on changes in interest income attributable to volume and rates in 2007 versus 2006. Net interest income increased $1,033,475 or 5.55% in 2006 compared to 2005. Overall improvements in asset yields precipitated the 2006 results.

The intense competition for loans and deposits continued in 2007 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last three years are provided in the table on the next page.

	2007			2006			2005
Average Balances[6] Years Ended December 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Cash and due from banks	$19,297			$19,553			$19,316
Interest-earning assets:
Loans, net[1,2,4]	268,445	$24,155	9.00%	236,120	$21,107	8.94%	218,211	$17,158	7.86%
Federal funds sold	3,367	159	4.72%	6,312	311	4.93%	14,710	424	2.88%
Taxable investment securities[3]	76,904	3,582	4.66%	86,889	3,796	4.37%	92,249	3,831	4.15%
Tax-exempt investment securities[3,4]	29,465	1,924	6.53%	30,166	1,961	6.50%	33,423	2,234	6.68%
Other interest-earning assets	1,076	68	6.32%	1,102	66	5.99%	1,150	51	4.43%

Total interest-earning assets	379,257	29,888	7.88%	360,589	27,241	7.55%	359,743	23,698	6.59%

Allowance for loan losses	(4,363)			(4,272)			(4,228)
Premises and equipment, net	10,923			9,248			9,086
Intangible and other assets	5,744			5,214			4,696
Unrealized losses on investment securities	(732)			(1,463)			(97)

Total Assets	$410,126			$388,869			$388,516

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$73,091			$82,372			$76,832
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	95,350	$2,606	2.73%	87,239	$1,960	2.25%	86,489	$1,251	1.45%
Savings	68,502	1,488	2.17%	75,949	1,273	1.68%	91,412	825	0.90%
Time deposits	106,266	5,302	4.99%	82,931	3,269	3.94%	75,029	1,868	2.49%
Federal funds purchased	3,100	169	5.45%	624	35	5.54%	187	8	4.01%
U.S. Treasury demand note	802	41	5.11%	678	33	4.82%	560	17	2.96%
Federal Home Loan Bank advances	5,000	300	6.00%	5,000	300	6.00%	5,000	300	6.00%

Total interest-bearing liabilities	279,020	9,906	3.55%	252,421	6,870	2.72%	258,677	4,269	1.65%

Other liabilities	3,163			2,461			2,156
Realized shareholders’ equity	55,335			52,581			50,912
Accumulated other comprehensive loss	(483)			(966)			(61)

Total Liabilities and Shareholders’ Equity	$410,126			$388,869			$388,516

Excess of interest-earning assets over interest-bearing liabilities	$100,237			$108,168			$101,066

Interest rate spread			4.33%			4.83%			4.94%

Net interest income		$19,982			$20,371			$19,429

Net interest margin			5.27%			5.65%			5.40%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes loan fees and late charges of approximately $1,211,000, $1,381,000, and $1,262,000 in 2007, 2006, and 2005.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $740,000, $728,000, and $819,000 in 2007, 2006, and 2005. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	Now and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2007 and 2006.

Interest Differential[1]	2007 Compared to 2006 Increase (Decrease) Due to			2006 Compared to 2005 Increase (Decrease) Due to
Years Ended December 31,	Volume	Rate	Net	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$2,908	$140	$3,048	$1,480	$2,469	$3,949
Federal funds sold	(140)	(12)	(152)	(318)	205	(113)
Taxable investment securities	(455)	241	(214)	(229)	194	(35)
Tax-exempt investment securities[3]	(46)	9	(37)	(213)	(60)	(273)
Other interest-earning assets	(2)	4	2	(2)	17	15

Total interest income	2,265	382	2,647	718	2,825	3,543

Interest expense
Interest-bearing demand deposits[4]	194	452	646	11	698	709
Savings	(134)	349	215	(159)	607	448
Time deposits	1,046	987	2,033	214	1,187	1,401
Federal funds purchased[5]	135	(1)	134	23	4	27
U.S. Treasury demand note	6	2	8	4	12	16
Federal Home Loan Bank advances	—	—	—	—	—	—

Total interest expense	1,247	1,789	3,036	93	2,508	2,601

Net change in net interest income	$1,018	$(1,407)	$(389)	$625	$317	$942

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

Noninterest Income and Expense

Noninterest income increased $1,425,643 or 38.24% in 2007 compared to 2006. Key elements in the 2007 results included:

a)	Gain on sale of nonreadily marketable equity security: The Company recognized a pre-tax gain of $1,047,150 on the sale of a nonreadily marketable equity security with a book basis of $75,000 in the fourth quarter; the sale of this equity security, held since the 1980s, was prompted by market conditions. Besides its ownership in the Federal Home Loan Bank of Atlanta (“FHLB”), the Registrant does not have any other nonreadily marketable equity securities on its books. The FHLB stock is included in other assets and recorded at cost. The sale of this equity security was disclosed in an 8-K filing with the SEC on December 3, 2007.
b)	Investment securities (losses) gains, net: As further discussed in the Financial Condition section of this Analysis, the Company recognized a $36,843 loss on the sale of agency securities totaling $8,996,353 and a gain of $134,316 on the sale of corporate securities totaling $2,991,872 in 2007. These securities were sold primarily to fund growth in the loan portfolio. The Company recognized virtually no losses on sales of securities in 2006.

c)	Service charges on deposit accounts: Service charges on deposit accounts grew $274,024 or 11.33% in 2007 compared to 2006; the 2007 improvement was primarily attributable to higher volume of NSF fees. The 2006 increase in service charges was similarly attributable to NSF fees.
d)	Other operating income: The other operating portion of noninterest income increased a marginal $6,787 in 2007. Improvements in safe deposit box rents and other fees and commissions largely offset the decline in mortgage origination income in 2007. The Company is in the process of expanding and revamping its mortgage origination department and is optimistic that these initiatives will increase production and cross-sell opportunities long-term. By type and amount, the chief components of other operating income in 2007 were mortgage origination fees, $348,276; income on sale of check products, $132,084; surcharge fees – ATM, $333,126; commissions on the sale of credit life insurance, $87,012; and safe deposit box rentals, $99,951. Together, these five income items comprised 76.05% of other operating income. In 2006, these same five income components comprised 80.07% of other operating income.

Overall, noninterest expense increased $131,192 or 0.97% in 2007 compared to 2006. The main factors impacting 2007 results included:

a)	Salaries and employee benefits: Personnel costs comprised $167,240 of the overhead variation. Increases in nonofficer salaries and premiums on group medical insurance accounted for virtually all of the 2007 variation. The increase in nonofficer salaries resulted largely from the hiring of personnel to staff SEB’s new Southport facility, operational since January 2007, to fill vacancies at other branch locations, and to provide administrative support. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2007. Profit-sharing accruals and other fringe benefits constituted the remaining 5% and 11% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2007.
b)	Occupancy and equipment, net: Net occupancy and equipment expense increased $142,841 or 5.26% in 2007 after growing 9.79% in 2006. Increased depreciation and other expenses, including non-capitalizable furniture and equipment purchases, on the permanent facility at 15 Trade Street in Brunswick, which opened in November 2007, and the new facility in Southport were the primary factors in the 2007 increase. Costs associated with renovations at SEB’s older facilities declined in 2007 versus 2006; the pace of these renovations is expected to resume in 2008.
c)	Other operating expense: Other operating expenses declined $178,889 or 6.32% in 2007 after growing 17.39% in 2006; a $190,000 adjustment to the book basis of the Yulee facility was the primary factor in the 2007 – 2006 comparative results. Besides advertising expense, which approximated $332,000 in 2007, $341,000 in 2006, and $243,000 in 2005, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2007, 2006, or 2005.

Overhead related to the Company’s new Trade Street facility, as noted above, and expansion/revamping of the mortgage origination department are expected to increase noninterest expense approximately $325,000 in 2008 compared to 2007. Refer to Note 17 of the consolidated financial statements for more details on noninterest income and expense.

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

The Code of Ethical Conduct for Senior Financial Officers (the “Code”) adopted by the Company applies to the Company’s Treasurer as well as other financial officers. The Company’s CEO has executed an affirmation whereby he has agreed to abide by all provisions and requirements stated in the Code. A full text of the Code is available without charge upon written request to Southeastern Banking Corporation, Attention: Corporate Secretary, P.O. Box 455, 1010 North Way, Darien, Georgia 31305.

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

The response to this item commences on the next page. Selected Statistical Information is included within the management discussion in Part II, Item 7. Both the financial information and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiary.

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

Selected Quarterly Financial Data 2007 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$7,166	$7,391	$7,363	$7,227
Interest expense	2,633	2,532	2,425	2,316
Net interest income	4,533	4,860	4,938	4,912
Provision for loan losses	100	70	20	115
Investment securities gains (losses), net	—	(37)	—	135
Gain on sale of nonreadily marketable equity security	1,047	—	—	—
Income before income tax expense	3,024	2,454	2,438	2,467
Net income	2,044	1,663	1,653	1,671
Basic earnings per common share	$0.64	$0.52	$0.52	$0.52

Selected Quarterly Financial Data 2006 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$7,036	$6,687	$6,569	$6,222
Interest expense	2,144	1,778	1,588	1,359
Net interest income	4,892	4,909	4,981	4,863
Provision for loan losses	50	—	—	60
Income before income tax expense	2,279	2,442	2,574	2,389
Net income	1,568	1,646	1,730	1,630
Basic earnings per common share	$0.49	$0.51	$0.54	$0.50

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the consolidated balance sheets of Southeastern Banking Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Banking Corporation and Subsidiary, as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

April 14, 2008

Consolidated Balance Sheets

December 31,	2007	2006

Assets

Cash and due from banks	$26,558,995	$23,410,228

Cash and cash equivalents	26,558,995	23,410,228

Investment securities
Available-for-sale, at market value	88,845,650	93,490,850
Held-to-maturity (market value of approximately $32,111,000 and $33,233,000 at December 31, 2007 and 2006)	31,614,785	32,795,375

Total investment securities	120,460,435	126,286,225

Loans, gross	269,613,025	247,877,870
Unearned income	(136,405)	(112,437)
Allowance for loan losses	(4,510,231)	(4,239,966)

Loans, net	264,966,389	243,525,467

Premises and equipment, net	12,376,959	9,842,875
Bank-owned life insurance	5,019,417	—
Intangible assets	448,277	506,490
Other assets	6,555,245	6,730,771

Total Assets	$436,385,717	$410,302,056

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$64,436,226	$80,979,450
Interest-bearing deposits	297,619,950	260,971,580

Total deposits	362,056,176	341,951,030

Federal funds purchased	7,292,000	4,684,000
U.S. Treasury demand note	682,523	1,905,141
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	4,617,708	4,575,699

Total liabilities	379,648,407	358,115,870

Commitments and Contingencies (Notes 13 and 18)

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797shares issued; 3,178,331 and 3,213,600 shares outstanding at December 31, 2007 and 2006)	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	59,161,894	54,272,250
Treasury stock, at cost (402,466 and 367,197 shares at December 31, 2007and 2006)	(8,307,905)	(7,356,329)

Realized shareholders’ equity	56,721,708	52,783,640
Accumulated other comprehensive income (loss)	15,602	(597,454)

Total shareholders’ equity	56,737,310	52,186,186

Total Liabilities and Shareholders’ Equity	$436,385,717	$410,302,056

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years Ended December 31,	2007	2006	2005

Interest income

Loans, including fees	$24,065,398	$21,041,352	$17,093,379
Federal funds sold	159,047	310,741	424,485
Investment securities
Taxable	3,582,450	3,795,586	3,830,722
Tax-exempt	1,273,130	1,299,926	1,479,049
Other assets	68,388	65,855	51,251

Total interest income	29,148,413	26,513,460	22,878,886

Interest expense

Deposits	9,395,888	6,502,304	3,944,385
Federal funds purchased	169,020	34,586	7,503
U.S. Treasury demand note	40,656	32,728	16,631
Federal Home Loan Bank advances	300,111	300,111	300,111

Total interest expense	9,905,675	6,869,729	4,268,630

Net interest income	19,242,738	19,643,731	18,610,256

Provision for loan losses	305,000	109,500	339,833

Net interest income after provision for loan losses	18,937,738	19,534,231	18,270,423

Noninterest income

Service charges on deposit accounts	2,693,599	2,419,575	2,347,417
Investment securities gains (losses), net	97,473	(209)	(76,750)
Gain on sale of nonreadily marketable equity security	1,047,150	—	—
Other operating income	1,315,472	1,308,685	1,258,525

Total noninterest income	5,153,694	3,728,051	3,529,192

Noninterest expense

Salaries and employee benefits	8,196,333	8,029,093	7,563,746
Occupancy and equipment, net	2,858,411	2,715,570	2,473,512
Other operating expense	2,653,631	2,832,520	2,409,788

Total noninterest expense	13,708,375	13,577,183	12,447,046

Income before income tax expense	10,383,057	9,685,099	9,352,569

Income tax expense	3,352,539	3,110,083	2,877,935

Net income	$7,030,518	$6,575,016	$6,474,634

Basic and diluted earnings per common share	$2.19	$2.04	$1.97

Weighted average common shares outstanding	3,204,024	3,223,104	3,286,428

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2004	$4,475,996	$1,391,723	$47,828,636	$(4,815,629)	$361,035	$49,241,761

Comprehensive income:
Net income	—	—	6,474,634	—	—	6,474,634
Change in unrealized gains (losses) on available-for-sale securities, net of tax effect of $540,279	—	—	—	—	(1,048,779)	(1,048,779)

Total comprehensive income						5,425,855

Cash dividends declared ($1.02 per share)	—	—	(3,325,272)	—	—	(3,325,272)

Purchase of treasury stock	—	—	—	(1,941,444)	—	(1,941,444)

Balance, December 31, 2005	4,475,996	1,391,723	50,977,998	(6,757,073)	(687,744)	49,400,900

Comprehensive income:
Net income	—	—	6,575,016	—	—	6,575,016
Change in unrealized losses on available-for-sale securities, net of tax effect of $46,511	—	—	—	—	90,290	90,290

Total comprehensive income						6,665,306

Cash dividends declared ($1.02 per share)	—	—	(3,280,764)	—	—	(3,280,764)

Purchase of treasury stock	—	—	—	(599,256)	—	(599,256)

Balance, December 31, 2006	4,475,996	1,391,723	54,272,250	(7,356,329)	(597,454)	52,186,186

Comprehensive income:
Net income	—	—	7,030,518	—	—	7,030,518
Change in unrealized (losses) gains on available-for-sale securities, net of tax effect of $315,817	—	—	—	—	613,056	613,056

Total comprehensive income						7,643,574

Cash dividends declared ($0.67 per share)	—	—	(2,140,874)	—	—	(2,140,874)

Purchase of treasury stock	—	—	—	(951,576)	—	(951,576)

Balance, December 31, 2007	$4,475,996	$1,391,723	$59,161,894	$(8,307,905)	$15,602	$56,737,310

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2007	2006	2005

Operating activities

Net income	$7,030,518	$6,575,016	$6,474,634
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	305,000	109,500	339,833
Depreciation	728,579	614,506	761,269
Amortization and accretion, net	77,065	159,982	381,799
Deferred income tax benefit	(106,165)	(76,263)	(69,674)
Investment securities (gains) losses, net	(97,473)	209	76,750
Gain on sale of nonreadily marketable equity security	(1,047,150)
Net gains on sales of other real estate	(49,567)	(14,868)	(94,323)
Changes in assets and liabilities:
Increase in other assets	(113,028)	(759,058)	(286,221)
Increase in other liabilities	1,223,791	503,761	369,992

Net cash provided by operating activities	7,951,570	7,112,785	7,954,059

Investing activities

Principal collections and maturities of investment securities:
Available-for-sale	203,878,207	73,610,509	47,161,870
Held-to-maturity	1,977,200	3,803,800	3,729,600
Proceeds from sales of available-for-sale investment securities	12,086,010	9,991,333	7,296,375
Purchases of available-for-sale investment securities	(210,206,548)	(94,125,010)	(55,818,378)
Purchases of held-to-maturity investment securities	(900,000)	(2,135,000)	(1,438,414)
Net increase in loans	(22,077,849)	(24,371,657)	(5,517,826)
Proceeds from sale of nonreadily marketable equity security	1,122,150	—	—
Purchase of bank-owned life insurance	(5,000,000)	—	—
Proceeds from sales of other real estate	364,394	131,215	384,113
Capital expenditures, net	(3,262,664)	(1,639,831)	(324,439)

Net cash used in investing activities	(22,019,100)	(34,734,641)	(4,527,099)

Financing activities

Net increase (decrease) in deposits	20,105,146	13,149,942	(10,508,802)
Net increase in federal funds purchased	2,608,000	4,684,000	—
Net increase (decrease) in U.S. Treasury demand note	(1,222,618)	549,582	(75,652)
Purchase of treasury stock	(951,576)	(599,256)	(1,941,444)
Dividends paid	(3,322,655)	(3,342,450)	(3,352,315)

Net cash provided by (used in) financing activities	17,216,297	14,441,818	(15,878,213)

Net increase (decrease) in cash and cash equivalents	3,148,767	(13,180,038)	(12,451,253)
Cash and cash equivalents at beginning of year	23,410,228	36,590,266	49,041,519

Cash and cash equivalents at end of year	$26,558,995	$23,410,228	$36,590,266

Supplemental disclosure
Cash paid during the year
Interest	$9,251,474	$6,308,053	$4,146,341
Income taxes	3,320,000	3,550,000	2,920,000
Noncash investing and financing activities
Broker receivable for security sales	—	—	$(4,373,125)
Broker payable for security purchases	—	—	(1,981,680)
Real estate acquired through foreclosure	$356,348	$331,137	318,027
Loans made in connection with sales of foreclosed real estate	23,625	86,905	224,668

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. Operating results of branches acquired are included from the date of acquisition. Assets and liabilities of branches acquired are recorded at estimated fair values at the date of acquisition.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant change pertain to the determination of the allowance for loan losses, the valuation of other real estate, and the measurement of contingent assets and liabilities. Certain reclassifications, with no effect on total assets or net income, have been made to prior period amounts to conform to the current period presentation.

Cash, Due from Banks, and Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Cash flows from loans, federal funds sold, federal funds purchased, and deposits are reported net.

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. Reserve balances totaled approximately $11,447,000 and $12,611,000 at December 31, 2007 and 2006.

Investment Securities

Securities are classified at trade date as held-to-maturity or available-for-sale securities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. All other securities, including equity securities with readily determinable fair values, are classified as available-for-sale. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to yield over the life of the security. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of any tax effect, included in accumulated other comprehensive income as a component of shareholders’ equity. Realized gains and losses on securities are determined using the specific identification method and are recognized currently in the Consolidated Statements of Income. The Company reviews securities for impairment on a quarterly basis. The Company determines whether a decline in fair value below the amortized cost basis is other-than-temporary. A security that has been other-than-temporarily impaired is written down to fair value, and the amount of the write-down is accounted for as a realized loss in the Consolidated Statements of Income. In estimating other-than-temporary impairment losses, managements considers (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability to retain its investment for a period of time sufficient to allow for any fair value recovery.

Notes to Consolidated Financial Statements

Equity securities without readily determinable fair values are included in other assets and recorded at cost.

Loans

The Company’s loan portfolio is comprised of commercial loans, consumer loans, real estate loans and lines, credit card receivables, and nonaccrual and restructured loans. Loans are reported at their principal balances outstanding, net of unearned income and the allowance for loan losses. Interest income on all types of loans is accrued based upon the outstanding principal amounts, except those classified as nonaccrual loans. The Company classifies a loan as nonaccrual when one of the following events occurs: (i) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to deterioration in the financial condition of the debtor.

Accrued interest on any loan placed on nonaccrual status is reversed. Cash receipts on nonaccrual loans are applied first to outstanding principal balances and secondly to interest. The loan is returned to accrual status only when all principal and interest amounts contractually due are brought current and the borrower has demonstrated the ability to make scheduled payments.

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

Accounting principles normally require loan origination fees and certain direct loan origination costs to be capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2007, 2006, and 2005 was not significant, no amounts have been capitalized or deferred.

Allowance for Loan Losses

The Company’s allowance for loan losses is the amount considered adequate to absorb potential losses within the loan portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers prior loss experience, the risk rating distribution of the portfolio, the impact of current internal and external influences on credit loss, and the levels of nonperforming loans. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors established are based on an analysis of historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are reflected in the historical loss or risk rating data. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances are subjective and require a high degree of managerial judgment. These factors include the inherent imprecisions in models and lagging or incomplete data.

Notes to Consolidated Financial Statements

The Company’s charge-off policy exceeds regulatory minimums. Losses on unsecured consumer loans are recognized at 90 days past due versus the regulatory criteria of 120 days. Secured consumer loans are typically charged-off between 120 and 180 days, depending on the collateral type, in compliance with FFIEC guidelines. Commercial and real estate loans are typically placed on nonaccrual status when principal or interest is past due 90 days or more unless the loan is both secured by collateral having realizable value sufficient to discharge the debt in full and the loan is in the legal process of collection. Accordingly, secured loans may be charged-down to the estimated value of the collateral with previously accrued unpaid interest reversed. Subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method over the assets’ estimated useful lives:

Years
Buildings	39
Furniture and Equipment	3 –7

Construction-in-progress primarily includes in-process branch expansion, branch renovation, and software projects. Upon completion, branch-related projects are maintained in buildings and equipment while software projects are reclassified to equipment. Maintenance and repairs are expensed as incurred, while improvements are capitalized.

Long-lived assets, including certain fixed assets, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the Consolidated Statements of Income. The Company did not consider any of its long-lived assets to be impaired at December 31, 2007 and 2006.

Other Real Estate

Assets acquired through, or in lieu of, loan foreclosure are held for sale and initially recorded at the lower of the loan balance or fair value at the date of foreclosure, less estimated selling expenses. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Subsequent to foreclosure, management periodically performs valuations with any write-down recognized in noninterest expense. Costs associated with improving the property are capitalized, resulting in a new cost basis. The carrying amount of other real estate was $305,048 and $287,947 at December 31, 2007 and 2006, respectively.

Intangible Assets

Intangible assets comprise goodwill and core deposit intangibles. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is not amortized but instead is tested for impairment annually, or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If impaired, the excess of the carrying amount over implied fair value would be charged to earnings. Based on impairment tests performed, the Company determined its goodwill was not impaired as of December 31, 2007 or 2006.

Core deposit intangibles are being amortized over useful lives ranging from 10-15 years. Amortization periods are reviewed annually or more frequently as circumstances dictate.

Notes to Consolidated Financial Statements

Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt income. Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured differently for financial reporting and income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, some portion or the entire deferred tax asset will likely not be realized. Subsequent changes in tax laws require adjustment to these assets and liabilities with the cumulative effect included in income from continuing operations for the period in which the change was enacted. In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance.

Stock-Based Compensation Plan

In June 2007, the shareholders approved a stock-based compensation plan, which is further described in Note 10. The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” to record compensation costs associated with stock-based payments. No option awards were granted during 2007.

Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. The Company did not have any dilutive shares at December 31, 2007 or 2006.

Comprehensive Income

Comprehensive income, which includes certain transactions and other economic events that bypass the Consolidated Statements of Income, consists of net income and unrealized gains and losses on available-for-sale securities, net of income taxes.

Recent Accounting Standards

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement requires that all separately recognized servicing rights be initially measured at fair value. Subsequently, an entity may either recognize its servicing rights at fair value or amortize its servicing rights over an estimated life and assess any impairment at least quarterly. SFAS 156 also amends how gains and losses are computed in transfers or securitizations that qualify for sale treatment in which the transferor retains the right to service the transferred financial asset. Additional disclosures for all separately recognized servicing rights are also required. SFAS 156 applies to loan participations sold by the Company to non-affiliated banks. In accordance with SFAS 156, the Company measures servicing rights at fair value with any changes reported in earnings at least quarterly. The Company adopted the provisions of SFAS 156 effective January 1, 2007, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” a clarification of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a single model to address accounting for uncertainty in tax positions by prescribing a recognition threshold that an individual tax position must meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007, and the adoption did not have a material impact on the Company’s financial position or results of operations. In conjunction with adoption of FIN 48, the Company elected to classify any interest and penalties related to tax positions as a component of income tax expense.

Notes to Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. The statement also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which revises SFAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. For calendar year companies, SFAS 141R is effective for business combinations consummated on or after January 1, 2009. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about the use of derivative instruments, the accounting for derivative instruments under SFAS 133 and related interpretations, and the impact of derivative instruments and related hedged items on financial position, financial performance, and cash flows, particularly from a risk perspective. SFAS 157 is effective for fiscal years beginning after November 15, 2008. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized on the next page.

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$58,788,870	$215,564	$48,877	$58,955,557
Mortgage-backed securities	19,504,800	62,239	285,677	19,281,362
Corporate bonds	10,528,340	92,102	11,711	10,608,731

	88,822,010	369,905	346,265	88,845,650

Held-to-maturity:
State and municipal securities	31,614,785	637,109	140,911	32,110,983

Total investment securities	$120,436,795	$1,007,014	$487,176	$120,956,633

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$61,543,580	$28,515	$572,272	$60,999,823
Mortgage-backed securities	23,205,236	36,479	586,188	22,655,527
Corporate bonds	9,647,269	244,344	56,113	9,835,500

	94,396,085	309,338	1,214,573	93,490,850

Held-to-maturity:
State and municipal securities	32,795,375	642,878	205,545	33,232,708

Total investment securities	$127,191,460	$952,216	$1,420,118	$126,723,558

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2007 are shown in the table below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale		Held-to-Maturity
December 31, 2007	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$35,983,152	$35,944,954	$2,232,321	$2,244,155
Due from one to five years	22,858,095	23,013,051	12,591,896	12,789,435
Due from five to ten years	6,014,271	6,080,954	11,217,506	11,441,290
Due after ten years	4,461,692	4,525,329	5,573,062	5,636,103

	69,317,210	69,564,288	31,614,785	32,110,983
Mortgage-backed securities	19,504,800	19,281,362	—	—

	$88,822,010	$88,845,650	$31,614,785	$32,110,983

Securities with carrying values of $93,906,031 and $87,143,925 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and other funds, including advances from the Federal Home Loan Bank of Atlanta (Note 9).

Notes to Consolidated Financial Statements

Realized gains and losses on sales and other redemptions of securities comprised the following:

Years Ended December 31,	2007	2006	2005
Gross gains	$134,628	$—	$—
Gross losses	(37,155)	(209)	(76,750)

Net realized (losses) gains	$97,473	$(209)	$(76,750)

The tax provision applicable to these net realized gains (losses) approximated $38,989, $(84), and $(30,700) in 2007, 2006, and 2005. No securities held-to-maturity were sold in 2007, 2006, and 2005.

Securities with unrealized losses at December 31, 2007 and 2006 were as follows:

	Less than Twelve Months		Twelve Months or More
December 31, 2007	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$39,569	$27,957,129	$9,308	$6,485,156
Mortgage-backed securities	9	15,394	285,668	14,032,118
Corporate bonds	—	—	11,711	2,086,189

	39,578	27,972,523	306,687	22,603,463

Held-to-maturity:
State and municipal securities	61,328	1,885,630	79,583	4,597,034

Total temporarily impaired securities	$100,906	$29,858,153	$386,270	$27,200,497

	Less than Twelve Months		Twelve Months or More
December 31, 2006	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$8,283	$2,554,005	$563,989	$38,571,550
Mortgage-backed securities	—	—	586,188	20,236,713
Corporate bonds	25,621	2,014,400	30,492	1,075,500

	33,904	4,568,405	1,180,669	59,883,763

Held-to-maturity:
State and municipal securities	74,966	4,674,648	130,579	5,047,183

Total temporarily impaired securities	$108,870	$9,243,053	$1,311,248	$64,930,946

Market changes in interest rates will result in temporary unrealized losses as a normal fluctuation in the price of securities. Unrealized losses within the portfolio resulted primarily from increases in interest rates on securities purchased in prior years. At December 31, 2007, 72 of the Company’s 252 debt securities had unrealized losses with aggregate depreciation of 0.85% from their amortized cost bases; at December 31, 2006, 130 of 283 debt securities had unrealized losses with aggregate depreciation of 1.88% from their amortized cost bases. At December 31, 2007, 63 or $27,200,497 of the Company’s debt securities had been in a continuous unrealized loss position for twelve months or more. Over 51% or 109 of the Company’s debt securities had been in a continuous unrealized loss position for twelve months or more at December 31, 2006. Interest rate variations rather than credit quality were the significant factor in these unrealized losses. Except for five non-rated

Notes to Consolidated Financial Statements

Georgia municipals, these securities were all highly rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. The Company has determined that there were no other-than-temporary impairments associated with these securities at December 31, 2007 and 2006.

3.	LOANS

The composition of the Company’s loan portfolio is shown in the table below:

December 31,	2007	2006
Commercial, financial and agricultural	$88,844,486	$87,255,342
Real estate – construction	123,094,881	104,212,014
Real estate – residential mortgage	39,988,155	39,339,464
Consumer, including credit cards	17,685,503	17,071,050

Loans, gross	269,613,025	247,877,870
Unearned income	(136,405)	(112,437)
Allowance for loan losses	(4,510,231)	(4,239,966)

Loans, net	$264,966,389	$243,525,467

Nonaccrual and restructured loans totaled approximately $732,000 and $964,000 at December 31, 2007 and 2006, respectively. Included in the allowance for loan losses were approximately $15,000 and $150,000 pertaining to such loans at December 31, 2007 and 2006. The gross amount of interest income that would have been recorded in 2007, 2006, and 2005, if such loans had been accruing interest at their contractual rates, was $69,000, $95,000, and $99,000; interest income actually recognized totaled $66,000, $58,000, and $65,000. Nonaccrual and restructured loans averaged approximately $765,000, $1,067,000, and $1,059,000 in 2007, 2006, and 2005. Loans past due ninety days or more and still accruing interest approximated $776,000 and $647,000 at December 31, 2007 and 2006, respectively. Loans classified as impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” totaled approximately $12,174,000 at December 31, 2007. After adjustments for collateral value, the allowance for loan losses allocated to these impaired loans approximated $80,000.

In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors, executive officers, and principal shareholders of the Company and its subsidiary, and to their affiliates. The aggregate dollar amount of these loans, as defined, approximated $6,078,000 at December 31, 2007 and $8,098,000 at December 31, 2006. During 2007, approximately $904,000 of such loans were made and $2,924,000 repaid.

4.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized below:

Years Ended December 31,	2007	2006	2005
Balance, beginning of year	$4,239,966	$4,311,007	$4,134,048
Provision for loan losses	305,000	109,500	339,833
Charge-offs	(266,968)	(364,259)	(415,862)
Recoveries	232,233	183,718	252,988

Balance, end of year	$4,510,231	$4,239,966	$4,311,007

Notes to Consolidated Financial Statements

5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,	2007	2006
Land	$3,995,522	$3,431,311
Buildings	10,891,853	8,053,197
Furniture and equipment	7,041,526	6,036,272
Construction-in-progress, estimated cost to complete $1,056,000	58,808	1,343,827

	21,987,709	18,864,607
Accumulated depreciation and amortization	(9,610,750)	(9,021,732)

Premises and equipment, net	$12,376,959	$9,842,875

The Company owned all its facilities and equipment at December 31, 2007 except for one branch facility and various ATM facilities and computer hardware that were leased short-term. Depreciation and amortization of premises and equipment totaled $728,579, $614,506, and $761,269 in 2007, 20065, and 2005, respectively. Rent expense associated with operating leases on facilities and equipment approximated $149,600, $150,900, and $145,500 in 2007, 2006, and 2005. The Company had no capital leases at December 31, 2007.

6.	INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis or more frequently, as circumstances dictate. The Company completed its annual review as of October 1, 2007 and determined no intangible assets were impaired as of that date. A summary of information related to acquired intangible assets, including goodwill, is shown on the next page.

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2004	$256,775	$366,143
Amortization	—	(58,214)

Balance, December 31, 2005	$256,775	$307,929
Amortization	—	(58,214)

Balance, December 31, 2006	$256,775	$249,715
Amortization	—	(58,213)

Balance, December 31, 2007	$256,775	$191,502

Estimated amortization expense for the next five years, all pertaining to core deposit intangibles, is as follows:

2008	$58,214
2009	58,214
2010	58,214
2011	16,026
2012	834

Total	$191,502

Notes to Consolidated Financial Statements

7.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

December 31,	2007	2006
Interest-bearing demand deposits (NOW and money market)	$116,154,477	$97,304,880
Savings	62,771,765	69,800,154
Time certificates under $100,000	66,147,665	54,418,419
Time certificates of $100,000 or more	52,546,043	39,448,127

Total interest-bearing deposits	$297,619,950	$260,971,580

Interest expense on time certificates of $100,000 or more approximated $2,266,000, $1,376,000, and $758,000 in 2007, 2006, and 2005, respectively.

Scheduled maturities of time certificates at December 31, 2007 were as follows:

2008	$89,942,152
2009	13,880,880
2010	5,852,922
2011	3,081,533
2012	5,936,221

Total	$118,693,708

The Company had no brokered deposits at December 31, 2007 or 2006. At December 31, 2007 and 2006, deposits of one local governmental body comprised approximately $39,525,000 and $37,045,000 of the deposit base, respectively. Overdraft demand deposits reclassified to loans totaled $144,082 and $138,944 at December 31, 2007 and 2006, respectively.

8.	SHORT-TERM BORROWINGS

Short-term borrowings at December 31 included:

December 31,		2007		2006
	Balance	Rate	Balance	Rate
U.S. Treasury demand notes	$682,523	3.59%	$1,905,141	5.06%

At December 31, 2007, $23,000,000 in unsecured lines of credit from non-affiliated banks was available to meet general liquidity needs. Amounts drawn against these lines totaled $7,292,000 and $4,684,000 at December 31, 2007 and 2006. The average balances of short-term borrowings for the years ended December 31, 2007 and 2006 were $3,902,000 and $1,302,000 respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2007 and 2006 were $7,732,000 and $6,589,000, respectively.

9.	OTHER BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank of Atlanta (the “FHLB”) to meet general liquidity and other needs. Under this line, the Company can borrow, in total or increments, up to 16% of the Bank’s total assets; at December 31, 2007, maximum borrowings available under this line approximated $69,616,000. Advances outstanding with the FHLB totaled $5,000,000 at December 31, 2007 and 2006. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5,000,000 advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. The advance was secured by mortgage-backed securities with an aggregate carrying value of $5,232,986 at December 31, 2007.

Notes to Consolidated Financial Statements

10.	EMPLOYEE BENEFIT PLANS

Profit-Sharing Plan

The Company maintains a profit-sharing plan which covers substantially all employees. Eligible employees can elect to participate in the 401(k) component of the plan through contributions of the lesser of deferral limits ($15,500 in 2008 and 2007) or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. Matching contributions vest to the employee when made by the Company. Any additional profit-sharing contributions are allocated to participants based on compensation and years of service. In 2006 and prior years, these contributions vested equally over a five-year period after the employee reached three years of service; effective January 1, 2007, these contributions vest equally over a five-year period after the employee reaches two years of service. Contributions expensed under this plan totaled $450,000 in each of the last three years.

Stock Option Plan

The Company’s 2006 Stock Option Plan, which was shareholder-approved in June 2007, permits the grant of stock options to employees covering up to 150,000 shares of common stock. The Company believes that such awards will better align the interests of employees with those of shareholders. Any options granted will generally have an exercise price equal to the fair market value of the Company’s stock on the grant date and vest based on four years of continuous service. These options will have ten-year contractual terms and expire if not exercised. No options were granted during 2007.

11.	INCOME TAXES

The components of income tax expense were as follows:

Years ended December 31,	2007	2006	2005
Federal:
Current tax expense	$3,128,687	$2,850,447	$2,670,834
Deferred tax benefit	(106,165)	(76,263)	(69,674)

	3,022,522	2,774,184	2,601,160
State:
Current tax expense	330,017	335,899	276,775

Total income tax expense	$3,352,539	$3,110,083	$2,877,935

The Company’s income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

Years ended December 31,	2007	2006	2005
Taxes at federal statutory rate	$3,530,239	$3,292,934	$3,179,873
(Decrease) increase resulting from:
Tax-exempt interest income, net	(413,068)	(443,122)	(516,075)
State income taxes, net of federal benefit	217,811	221,694	182,672
Other, net	17,557	38,577	31,465

Total income tax expense	$3,352,539	$3,110,083	$2,877,935

Notes to Consolidated Financial Statements

Temporary differences create deferred tax assets and liabilities that are detailed below:

December 31,	2007	2006
Deferred tax assets (liabilities):
Allowance for loan losses	$1,250,625	$1,146,925
Fixed assets	55,433	66,163
Other real estate	—	1,360
Unrealized losses on available-for-sale investment securities, net	(8,037)	307,780
Accretion of discounts on investment securities	(84,729)	(92,144)
Other	31,535	24,395

Net deferred tax asset	$1,244,827	$1,454,479

The Company has not recorded any valuation allowances for deferred tax assets.

12.	TREASURY STOCK

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. In 2006, the Company purchased 21,402 shares at a purchase price of $28.00 per share. In 2007, the Company purchased an additional 35,269 shares on the open market and through private transactions at an average price of $26.98 per share. Since inception in 2000, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,178,331 shares. The remaining consideration available for additional purchases, at prices to be determined in the future, is $6,692,095. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

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

December 31,	2007	2006
Commitments to extend credit	$52,678,000	$57,551,000
Standby letters of credit	2,130,000	2,906,000

Total commitments	$54,808,000	$60,457,000

The Company did not fund or incur any losses on letters of credit in 2007 or 2006.

Notes to Consolidated Financial Statements

Other Off-Balance Sheet Financial Instruments

The Company does not invest in off-balance sheet derivative financial instruments such as swaps, options or forward contracts.

14.	CONCENTRATIONS OF CREDIT RISK

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be deficient in value. Concentrations of credit risk arising from financial instruments, whether on- or off-balance sheet, can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, or market areas. Credit risk associated with these concentrations could arise when a significant amount of loans, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. Within the investment portfolio, the Company does not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies. The major concentrations of credit risk in loans and loan commitments arise by collateral type and market areas. The majority of the Company’s loan portfolio is concentrated in loans collateralized by real estate. At December 31, 2007, the Company had approximately $222,242,000 in real estate-collateralized loans, and an additional $29,735,000 commitment to extend credit on such loans. Substantial portions of these loans are secured by real estate in the Company’s primary market areas. In addition, a substantial portion of the Company’s other real estate is located in those same markets. Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate are susceptible to changes in market conditions in the Company’s trade areas. The Company, as a matter of policy, generally does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital.

15.	REGULATORY MATTERS

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s capital requirements and classification are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively. The Company is committed to remaining well-capitalized. As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and the Bank met all applicable capital adequacy requirements as of December 31, 2007. No conditions or events have occurred since that notification that management believes would change this classification. Actual capital amounts and ratios are presented in the table below:

December 31,		2007		2006
	Amount	Rate	Amount	Rate
Southeastern Banking Corporation:
Tier 1 capital	$56,273,000	17.93%	$52,277,000	18.36%
Total capital	60,203,000	19.18%	55,845,000	19.61%
Tier 1 leverage	56,273,000	13.60%	52,277,000	13.05%
Southeastern Bank:
Tier 1 capital	$51,461,000	16.47%	$48,354,000	17.06%
Total capital	55,375,000	17.72%	51,906,000	18.31%
Tier 1 leverage	51,461,000	12.48%	48,354,000	12.12%

Notes to Consolidated Financial Statements

State banking regulations limit the amount of dividends the Bank may pay without prior approval. The amount of cash dividends available from the Bank for payment in 2008 without such prior approval is approximately $3,164,000.

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

•	Fair values for other borrowings are based on quoted market prices for similar instruments or estimated using the Company’s current incremental borrowing rate for such instruments.

•	The carrying amount of accrued interest and other financial assets approximates their fair values.

Notes to Consolidated Financial Statements

The table on the next page presents the carrying amounts and estimated fair values of the Company’s financial instruments.

December 31,		2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$26,558,995	$26,558,995	$23,410,228	$23,410,228
Investment securities	120,460,435	120,956,633	126,286,225	126,723,558
Loans, net	264,966,389	267,205,344	243,525,467	241,915,696
Accrued interest receivable	3,026,132	3,026,132	2,741,294	2,741,294
Other financial assets	961,200	961,200	1,076,900	1,076,900
Financial liabilities:
Deposits	$362,056,176	$363,212,409	$341,951,030	$341,546,794
Federal funds purchased	7,292,000	7,292,000	4,684,000	4,684,000
U.S. Treasury demand note	682,523	682,523	1,905,141	1,905,141
FHLB advances	5,000,000	5,229,593	5,000,000	5,148,734
Accrued interest payable	1,906,894	1,906,894	1,250,695	1,250,695

Because SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the aggregate fair value amounts presented may not necessarily represent the underlying market value of the Company.

17.	SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expense in excess of 1% of total revenue were as follows:

Years Ended December 31,	2007	2006	2005
Other operating income:
Mortgage origination fees	$348,276	$426,534	$497,348
Other operating expense:
Advertising	$331,573	$341,438	$243,284
Stationery & supplies	229,673	222,034	268,559

18.	CONTINGENCIES

The Company and its subsidiary are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the consolidated results of operations or financial position.

Notes to Consolidated Financial Statements

19.	PARENT COMPANY FINANCIAL INFORMATION

Parent Company only financial information is presented below:

Condensed Balance Sheets

December 31,	2007	2006
Assets
Cash	$4,272,751	$4,533,323
Available-for-sale investment security	1,017,500	1,004,800
Investment in subsidiaries, at equity	51,972,956	48,321,401
Other assets	268,685	303,027

Total Assets	$57,531,892	$54,162,551

Liabilities
Dividends payable	$794,582	$1,976,365

Shareholders’ Equity
Common stock	4,475,996	4,475,996
Additional paid-in capital	1,391,723	1,391,723
Retained earnings	59,161,894	54,272,250
Treasury stock, at cost	(8,307,905)	(7,356,329)

Realized shareholders’ equity	56,721,708	52,783,640
Accumulated other comprehensive loss	15,602	(597,454)

Total shareholders’ equity	56,737,310	52,186,186

Total Liabilities and Shareholders’ Equity	$57,531,892	$54,162,551

Condensed Statements of Income

Years Ended December 31,	2007	2006	2005
Income
Dividends	$3,279,200	$5,246,040	$4,912,640
Interest	144,143	85,672	28,605
Gain on sale of nonreadily marketable equity security	1,047,150	—	—
Equity in undistributed income of subsidiaries	3,048,731	1,312,432	1,579,449

Total income	7,519,224	6,644,144	6,520,694

Operating expenses
Occupancy and other expenses	68,353	63,044	59,865

Income before income tax expense (benefit)	7,450,871	6,581,100	6,460,829
Income tax expense (benefit)	420,353	6,084	(13,805)

Net income	$7,030,518	$6,575,016	$6,474,634

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

Years Ended December 31,	2007	2006	2005
Operating activities
Net income	$7,030,518	$6,575,016	$6,474,634
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	2,800	2,131	—
Gain on sale of nonreadily marketable equity security	(1,047,150)	—	—
Equity in undistributed income of subsidiaries	(3,048,731)	(1,312,432)	(1,579,449)
Changes in assets and liabilities:
(Increase) decrease in other assets	(45,928)	111,672	26,182

Net cash provided by operating activities	2,891,509	5,376,387	4,921,367

Investing activities
Purchase of available-for-sale investment security	—	(1,027,100)	—
Proceeds from sale of nonreadily marketable equity security	1,122,150	—	—

Net cash provided by (used in) investing activities	1,122,150	(1,027,100)	—

Financing activities
Purchase of treasury stock	(951,576)	(599,256)	(1,941,444)
Dividends paid	(3,322,655)	(3,342,450)	(3,352,315)

Net cash used in financing activities	(4,274,231)	(3,941,706)	(5,293,759)

Net (decrease) increase in cash and cash equivalents	(260,572)	407,581	(372,392)
Cash and cash equivalents at beginning of year	4,533,323	4,125,742	4,498,134

Cash and cash equivalents at end of year	$4,272,751	$4,533,323	$4,125,742

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A.	Controls and Procedures.

The Company’s management, with the participation of the Company’s CEO and Chief Financial Officer (“Treasurer”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the CEO and Treasurer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this Item is incorporated by reference to the disclosures on page 33 and the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2008 (“Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item, including compensation pursuant to employee benefit plans, is incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. and 2. - Financial Statements and Schedules

(b)	Reports on Form 8-K:

None

(c)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 21	Subsidiaries of the Company

Exhibit 22	Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which will be filed in April 2008.

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION (Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer

Date: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Directors	Date

/S/ ALYSON G. BEASLEY Alyson G. Beasley	April 15, 2008

/S/ LESLIE H. BLAIR Leslie H. Blair	April 15, 2008

/S/ DAVID H. BLUESTEIN David H. Bluestein	April 15, 2008

/S/ CORNELIUS P. HOLLAND, III Cornelius P. Holland, III	April 15, 2008

/S/ ALVA J. HOPKINS, III Alva J. Hopkins, III	April 15, 2008