Form 10-Q
period 2008-03-31
SOUTHEASTERN BANKING CORP
filed 2008-05-15
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

Commission File Number 000-32627

SOUTHEASTERN BANKING CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1423423
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P. O. Box 455, 1010 North Way, Darien, Georgia 31305

(Address of principal executive offices) (Zip Code)

(912) 437-4141

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company.)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, 3,178,331 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I - Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) March 31, 2008	December 31, 2007
Assets

Cash and due from banks	$19,296,134	$26,558,995
Federal funds sold	14,624,000	—

Cash and cash equivalents	33,920,134	26,558,995

Investment securities
Available-for-sale, at market value	96,127,674	88,845,650
Held-to-maturity (market value of approximately $31,787,000 and $32,111,000 at March 31, 2008 and December 31, 2007)	30,852,030	31,614,785

Total investment securities	126,979,704	120,460,435

Loans, gross	261,773,937	269,613,025
Unearned income	(136,558)	(136,405)
Allowance for loan losses	(4,608,850)	(4,510,231)

Loans, net	257,028,529	264,966,389

Premises and equipment, net	12,229,343	12,376,959
Bank-owned life insurance	5,077,881	5,019,417
Intangible assets	433,723	448,277
Other assets	5,542,925	6,555,245

Total Assets	$441,212,239	$436,385,717

Liabilities and Shareholders’ Equity

Liabilities

Deposits
Noninterest-bearing deposits	$61,562,690	$64,436,226
Interest-bearing deposits	312,555,574	297,619,950

Total deposits	374,118,264	362,056,176

Federal funds purchased	—	7,292,000
U. S. Treasury demand note	636,287	682,523
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	4,055,319	4,617,708

Total liabilities	383,809,870	379,648,407

Commitments and Contingencies (Notes 13 and 18)

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,178,331 shares outstanding)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	59,576,340	59,161,894
Treasury stock, at cost (402,466 shares)	(8,307,905)	(8,307,905)

Realized shareholders’ equity	57,136,154	56,721,708
Accumulated other comprehensive income	266,215	15,602

Total shareholders’ equity	57,402,369	56,737,310

Total Liabilities and Shareholders’ Equity	$441,212,239	$436,385,717

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2008	2007
Interest income
Loans, including fees	$5,200,933	$5,872,374
Federal funds sold	64,743	9,454
Investment securities
Taxable	1,040,199	1,007,170
Tax-exempt	302,183	321,771
Other assets	15,082	16,711

Total interest income	6,623,140	7,227,480

Interest expense
Deposits	2,246,895	2,174,067
Federal funds purchased	22,186	56,845
U. S. Treasury demand note	4,055	10,634
Federal Home Loan Bank advances	74,822	74,000

Total interest expense	2,347,958	2,315,546

Net interest income	4,275,182	4,911,934

Provision for loan losses	111,000	115,000

Net interest income after provision for loan losses	4,164,182	4,796,934

Noninterest income
Service charges on deposit accounts	666,859	609,289
Investment securities gains, net	—	134,628
Other operating income	369,416	327,815

Total noninterest income	1,036,275	1,071,732

Noninterest expense
Salaries and employee benefits	2,072,211	2,091,815
Occupancy and equipment, net	709,777	655,443
Other operating expense	710,619	654,643

Total noninterest expense	3,492,607	3,401,901

Income before income tax expense	1,707,850	2,466,765

Income tax expense	498,822	795,998

Net income	$1,209,028	$1,670,767

Basic earnings per common share	$0.38	$0.52

Weighted average common shares outstanding	3,178,331	3,212,889

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2006	$4,475,996	$1,391,723	$54,272,250	$(7,356,329)	$(597,454)	$52,186,186

Comprehensive income:
Net income	—	—	1,670,767	—	—	1,670,767
Change in unrealized losses on available-for-sale securities, net of tax effect of $46,844	—	—	—	—	90,932	90,932

Total comprehensive income						1,761,699

Cash dividends declared ($0.14 per share)	—	—	(449,344)	—	—	(449,344)
Purchase of treasury stock	—	—	—	(118,000)	—	(118,000)

Balance, March 31, 2007	$4,475,996	$1,391,723	$55,493,673	$(7,474,329)	$(506,522)	$53,380,541

Balance, December 31, 2007	$4,475,996	$1,391,723	$59,161,894	$(8,307,905)	$15,602	$56,737,310

Comprehensive income:
Net income	—	—	1,209,028	—	—	1,209,028
Change in unrealized gains on available-for-sale securities, net of tax effect of $129,104	—	—	—	—	250,613	250,613

Total comprehensive income						1,459,641

Cash dividends declared ($0.25 per share)	—	—	(794,582)	—	—	(794,582)

Balance, March 31, 2008	$4,475,996	$1,391,723	$59,576,340	$(8,307,905)	$266,215	$57,402,369

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2008	2007
Operating activities
Net income	$1,209,028	$1,670,767
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	111,000	115,000
Depreciation	205,227	165,355
Amortization and accretion, net	(144,449)	4,370
Investment securities gains, net	—	(134,628)
Net gains on sales of other real estate	—	(30,067)
Changes in assets and liabilities:
Decrease in other assets	844,011	622,943
Decrease in other liabilities	(562,390)	(246,666)

Net cash provided by operating activities	1,662,427	2,167,074

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	193,096,096	121,907,683
Held-to-maturity	1,385,400	385,000
Proceeds from sales of available-for-sale investment securities	—	3,126,500
Purchases of available-for-sale investment securities	(199,871,535)	(107,384,891)
Purchases of held-to-maturity investment securities	(643,726)	(400,000)
Net decrease (increase) in loans	7,860,818	(19,579,281)
Proceeds from sales of other real estate	—	267,129
Capital expenditures, net	(57,611)	(412,924)

Net cash used in investing activities	1,769,442	(2,090,784)

Financing activities
Net increase in deposits	12,062,088	8,531,702
Net decrease in federal funds purchased	(7,292,000)	(4,684,000)
Net decrease in U. S. Treasury demand note	(46,236)	(314,431)
Purchase of treasury stock	—	(118,000)
Dividends paid	(794,582)	(1,976,365)

Net cash provided by financing activities	3,929,270	1,438,906

Net increase in cash and cash equivalents	7,361,139	1,515,196
Cash and cash equivalents at beginning of period	26,558,995	23,410,228

Cash and cash equivalents at end of period	$33,920,134	$24,925,424

Supplemental disclosure
Cash paid during the period
Interest	$2,116,482	$2,135,003
Noncash investing and financing activities
Real estate acquired through foreclosure	—	50,072
Loans made in connection with sales of foreclosed real estate	—	23,625

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the three months ended March 31, 2008 are not necessarily indicative of trends or results to be expected for the full year 2008. The Company operates within one business segment, community banking, providing a full range of services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The condensed consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in the Company’s 2007 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2007 Form 10-K. Certain reclassifications, with no effect on total assets or net income, have been made to prior period amounts to conform to the current period presentation.

2. Recent Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits companies to fair value certain financial assets and liabilities on an instrument-by-instrument basis with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or liability is generally irrevocable. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

3. Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the statement establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs other than quoted prices that are observable for the asset or liability such as interest rates, exchange rates, and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, and default rates. Level 3 inputs are unobservable inputs for assets or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The determination of the fair value hierarchy within which the measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability.

The table on the next page presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Available-for-sale investment securities	$—	$96,127,674	$—	$96,127,674

Total assets at fair value	$—	$96,127,674	$—	$96,127,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2007 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 9 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled Critical Accounting Policies and Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation, with assets exceeding $441,212,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $441,212,239 at March 31, 2008, up $4,826,522 from year-end 2007. Asset growth year-to-date was concentrated in federal funds sold and investment securities. Specifically, federal funds sold grew $14,624,000 and investment securities, $6,519,269; loans declined $7,937,860. Loans comprised approximately 64%, investment securities, 31%, federal funds sold, 4%, and bank-owned life insurance, 1%, of earning assets at March 31, 2008 versus 68%, 31%, 0%, and 1% at December 31, 2007. Overall, earning assets approximated 91% of total assets at March 31, 2008. During the year-earlier period, total assets grew $2,953,939 or 0.72%. An increase in loans outstanding, particularly real estate – construction and residential mortgage balances, was the main factor in the 2007 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities grew $6,519,269 or 5.41% since December 31, 2007. Purchases of securities during the three-month period, primarily comprising short-term securities with original maturities of 90 days or less, approximated $200,515,000, and redemptions, $194,481,000. The use of Agency discount notes to collateralize public funds was the predominant factor in the purchase and redemption activity year-to-date. Due to yield availability and continuing strong credit profiles, additional purchases year-to-date were centered in mortgage-backed securities issued by Fannie Mae and Freddie Mac and corporate bonds. The remaining redemptions were primarily attributable to various issuers’ exercise of call options and other prepayments as a result of the current low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to Agency securities with call features. At March 31, 2008, mortgage-backed securities, corporates, and municipals comprised 23%, 17%, and 24% of the portfolio. Overall, securities continued to comprise 31% of earning assets at March 31, 2008. Including short-term Agency discount notes, the portfolio yield approximated 5.23% during the first quarter of 2008.

Management believes the credit quality of the investment portfolio remains sound, with 58.64% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at March 31, 2008. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. During the first quarter, the Company purchased an additional $10,574,468 in conventional mortgage-backed securities issued by Fannie Mae and Freddie Mac due to the spreads available in these investments relative to coupon Agencies. All of the Company’s corporate bonds were rated “BBB+” or higher, and the majority, “A-” or higher, by at least one nationally recognized rating agency at March 31, 2008 except for two non-rated trust preferred securities with a carrying value of $2,992,940. Management restricts purchases of trust preferred securities, which often are not rated, to issues of large bank holding companies domiciled in the southeastern United States. Although the individual security may not be rated, the issuing bank holding company or subsidiary must have a strong stand-alone credit rating. As previously discussed, the Company increased its holdings of corporate bonds, including longer-term corporates, by $11,060,965 or 104% during the first quarter due to the high yields and relative value available in this sector. Within the municipal portfolio, all holdings were highly rated, investment grade securities other than fifteen non-rated Georgia issues. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. Management reviews bond ratings and market valuation on a regular basis.

The weighted average life of the portfolio approximated 3.5 years at March 31, 2008; management expects a moderate extension in duration during the remainder of 2008. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category March 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U. S. Government agencies[1]	$45,324	$393	$7	$45,710
Mortgage-backed securities	28,525	251	28	28,748
Corporates	21,875	140	345	21,670

	95,724	784	380	96,128
Held-to-maturity:
States and political subdivisions	30,852	1,049	114	31,787

Total investment securities	$126,576	$1,833	$494	$127,915

[1]	Includes Agency discount notes with original maturities of three months or less.

As shown, the market value of the investment portfolio reflected $1,338,297 in net unrealized gains at March 31, 2008; refer to the Capital Adequacy section of this Analysis for more details on investment securities and related fair value. The Company did not have a concentration in the obligations of any issuer other than the U.S. Government and its agencies at March 31, 2008; the single largest corporate holding, securities issued by a regional bank holding company, comprised 4.16% of the total securities portfolio.

Loans

Loans, net of unearned income, declined 2.91% or $7,839,241 since year-end 2007. The net loans to deposits ratio aggregated 69.93% at March 31, 2008 versus 74.43% at December 31, 2007, and 76.26% a year ago. The decline in loans outstanding resulted primarily from pay-downs on large real estate credits in the normal course of business. Real estate – construction balances, predominantly residential in nature and concentrated in the Company’s coastal markets, accounted for the bulk of the decline, falling $7,277,123 year-to-date. Most of the loans in the real estate - construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The Company is in the process of expanding and revamping its mortgage origination department and in the future may not just originate, but also hold and service such mortgage loans in-house. Balances in the real estate – residential mortgage portfolio grew a modest $884,872 to $40,873,027 at March 31, 2008. Overall, the commercial portfolio declined $730,385 or 0.82% at March 31, 2008 compared to December 31, 2007. Nonfarm real estate and other commercial/industrial loans within the commercial portfolio grew $1,940,880 and $504,739; governmental and agricultural loans fell $2,133,531 and $1,042,473. Consumer loans declined $716,451 at March 31, 2008 compared to year-end 2007; these loans comprised 6.48% of the total portfolio at March 31, 2008.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline moderately throughout 2008. During the same period in 2007, net loans grew 7.87% or $19,502,180. An $18,456,000 increase in real estate – construction and residential mortgage loans was the primary factor in the 2007 results. Loans outstanding are presented by type in the table below:

Loans by Category	March 31, 2008	December 31, 2007	March 31, 2007
(in thousands)
Commercial, financial, and agricultural[1]	$88,114	$88,844	$89,030
Real estate – construction	115,818	123,095	112,997
Real estate – residential mortgage[2]	40,873	39,988	49,011
Consumer, including credit cards	16,969	17,686	16,340

Loans, gross	261,774	269,613	267,378
Unearned income	137	136	110

Loans, net	$261,637	$269,477	$267,268

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2008, approximately 83% of the loan portfolio was comprised of loans with real estate as the primary collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $54,999,000 at March 31, 2008; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2008 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, and foreclosed real estate and other assets. Overall, nonperforming assets aggregated $1,701,700 at March 31, 2008, up $634,866 or 59.51% from year-end 2007. As a percent of total assets, nonperforming assets totaled 0.39% at March 31, 2008 versus 0.24% at year-end 2007 and 0.23% at March 31, 2007. Other than the addition of a $475,000 residential real estate loan secured by waterfront property, no material credits were transferred to or removed from nonaccrual status during 2008 year-to-date. Individual concentrations within nonaccrual balances included the aforementioned $475,000 credit and loans to three separate borrowers averaging $74,000 each at March 31, 2008; due to the underlying real estate collateral coverage, no significant losses, if any, are expected on these balances. Nonaccrual balances did not include any industry concentrations at March 31, 2008. On May 11, 2008, tornadoes heavily damaged portions of McIntosh County, where the Company has two banking offices. As a result of these tornadoes, a single relationship of $450,000 was placed on nonaccrual status; due to available collateral, no loss is anticipated on this relationship. Additionally, no material losses are expected to result from other relationships impacted by the tornadoes. See the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 3.29X the nonperforming loans balance at March 31, 2008 versus 6.16X at year-end 2007 and 4.98X a year ago. No significant activity occurred within foreclosed real estate balances during the first quarter of 2008. Foreclosed real estate balances remained concentrated in residential real estate at March 31, 2008.

Loans past due 90 days or more approximated $300,000, or less than 1% of net loans, at March 31, 2008. Management is unaware of any material concentrations within these past due balances; the vast majority, or 76%, of these past due balances were real estate-secured. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	March 31, 2008	December 31, 2007	March 31, 2007
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$202	$112	$184
Real estate – construction	164	109	89
Real estate – mortgage	823	350	309
Consumer, including credit cards	210	161	282

Total nonaccrual loans	1,399	$732	864
Restructured loans[1]	—	—	—

Total nonperforming loans	1,399	$732	864
Foreclosed real estate[2]	291	305	77
Other repossessed assets	12	30	7

Total nonperforming assets	$1,702	$1,067	$948

Accruing loans past due 90 days or more	$300	$776	$716

Ratios:
Nonperforming loans to net loans	0.53%	0.27%	0.32%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.65%	0.40%	0.35%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30-89 days also comprised less than 1% of net loans at March 31, 2008, totaling approximately $2,021,000.

Additional loans classified as impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” totaled approximately $12,918,000 at March 31, 2008. Approximately $10,976,000 of this classified balance pertained to four separate borrowers whose loan repayment was expected to come from commercial or residential real estate development or lot loan sales of the underlying collateral. Due to lagging sales and ongoing deterioration in the real estate market, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $500,000 or more at least quarterly and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario—liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these three credits approximated $595,000 at March 31, 2008. The $595,000 assumes a significant loss if the underlying real estate required liquidation currently. The remaining classified balance at March 31, 2008 pertained to one commercial borrower in the timber industry; this $1,942,000 credit relationship is secured primarily by accounts receivable and log inventory and secondly, by logging equipment. No allowance was deemed necessary for this credit under the SFAS 114 calculation at March 31, 2008. Although this timber credit was not past due as to either principal or interest, the long-term outlook for the hardwood industry is particularly troubling, and management is aggressively seeking to reduce its exposure. The Company continues to closely monitor real estate valuations in its markets, particularly given lingering distress in the coastal real estate sector, and consider any implications on the allowance for loan losses and the related provision. No additional relationships have been identified as impaired subsequent to March 31, 2008. As further discussed in the Allowance for Loan Losses subsection of this Analysis, management believes the allowance was adequate at March 31, 2008.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2008 totaled $111,000, and net charge-offs, $12,381. The comparable provision and charge-off amounts at March 31, 2007 were $115,000 and $50,654. Economic uncertainties on loans pertaining to the timber industry was the primary impetus in the continuing provision in 2008; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 0.02% of average loans at March 31, 2008 compared to 0.08% at March 31, 2007 and 0.16% in 2006. No single charge-off exceeded $10,000 at March 31, 2008. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Three Months Ended March 31,	2008	2007	2006
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,510	$4,240	$4,311
Provision for loan losses	111	115	60
Charge-offs:
Commercial, financial, and agricultural	4	17	64
Real estate – construction	1	15	—
Real estate – mortgage	1	—	23
Consumer, including credit cards	50	59	46

Total charge-offs	56	91	133

Recoveries:
Commercial, financial, and agricultural	2	4	3
Real estate – construction	—	—	—
Real estate – mortgage	2	2	5
Consumer, including credit cards	40	34	34

Total recoveries	44	40	42

Net charge-offs	12	51	91

Allowance for loan losses at end of period	$4,609	$4,304	$4,280

Net loans outstanding[1] at end of period	$261,637	$267,268	$233,073

Average net loans outstanding[1] at end of period	$264,018	$259,386	$227,258

Ratios:
Allowance to net loans	1.76%	1.61%	1.84%

Net charge-offs to average loans[2]	0.02%	0.08%	0.16%

Provision to average loans[2]	0.17%	0.20%	0.11%

Recoveries to total charge-offs	78.57%	43.96%	31.58%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers prior loss experience, the risk rating distribution of the portfolio, the impact of current internal and external influences on credit loss, and the levels of nonperforming loans. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors established are based on an analysis of historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element also requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2008.

Other Commitments

Other than replacement of the branch facility in Yulee, Florida and renovation of other SEB offices, the Company had no material plans or commitments for capital expenditures as of March 31, 2008. Estimated remaining costs associated with new construction and renovations-in-progress at March 31, 2008 were $1,100,000.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the Federal Home Loan Bank. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2008, loans1 and investment securities with carrying values exceeding $137,636,000 and $31,960,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 83% of the funding base at March 31, 2008, down 200 basis points from 2007 levels. The year-to-date variation in core deposits is primarily attributable to an increase in large time certificate balances held by local government customers. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,636,287 at March 31, 2008 versus $12,974,523 at December 31, 2007. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2008 totaled $3,000,000, of which $636,287 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at March 31, 2008, unused borrowings, which are subject to collateral requirements, approximated $65,427,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew $12,062,088 or 3.33% since year-end 2007. Noninterest-bearing deposits declined $2,873,536 or 4.46% while interest-bearing deposits grew $14,935,624 or 5.02%. More than 84%, or $12,615,653, of the growth in interest-bearing balances was due to time certificates; the remaining $2,319,971 or 16% of the growth was attributable to NOW/MMA accounts and savings. Time certificate balances of $100,000 or more comprised $10,036,955 or 80% of the three-month growth in certificates and 48% of certificate totals at March 31, 2008. Approximately 70% of the growth in large dollar certificates resulted from one government customer. Funding costs associated with deposits increased 3.35% overall at March 31, 2008 versus 2007 due mainly to higher average balances; see the Results of Operations section of this Analysis for more details. Overall, interest-bearing deposits comprised 83.54%, and noninterest-bearing deposits, 16.46%, of total deposits at March 31, 2008. The distribution of interest-bearing balances at March 31, 2008 and certain comparable quarter-end dates is shown in the table below:

	March 31, 2008		December 31, 2007		March 31, 2007
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$117,786	37.69%	$116,154	39.03%	$95,505	36.09%
Savings	63,461	20.30%	62,772	21.09%	69,355	26.20%
Time certificates < $100,000	68,726	21.99%	66,148	22.23%	57,471	21.71%
Time certificates >= $100,000	62,583	20.02%	52,546	17.65%	42,337	16.00%

Total interest-bearing deposits	$312,556	100.00%	$297,620	100.00%	$264,668	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $33,976,000 and $39,525,000 of the overall deposit base at March 31, 2008 and December 31, 2007. The Company had no brokered deposits at March 31, 2008.

Approximately 78% of time certificates at March 31, 2008 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at March 31, 2008, unchanged from year-end 2007. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $75,000. Mortgage-backed securities with an aggregate carrying value of $5,172,322 were pledged to collateralize advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at March 31, 2008:

	Repricing Within
Interest Rate Sensitivity March 31, 2008	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$14,624	$—	$—	$—	$14,624
Securities[1]	22,528	10,080	44,204	$49,765	126,577
Loans, gross[2]	148,110	36,387	69,914	5,964	260,375
Other assets	1,023	—	—	—	1,023

Total interest rate sensitive assets	186,285	46,467	114,118	55,729	402,599

Interest Rate Sensitive Liabilities
Deposits[3]	$210,749	73,652	28,155	—	312,556
U.S. Treasury demand note	636	—	—	—	636
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	211,385	73,652	33,155	—	318,192

Interest rate sensitivity gap	$(25,100)	$(27,185)	$80,963	$55,729	$84,407

Cumulative gap	$(25,100)	$(52,285)	$28,678	$84,407

Ratio of cumulative gap to total rate sensitive assets	(6.23)%	(12.99)%	7.12%	20.97%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	88.13%	81.66%	109.01%	126.53%

Cumulative gap at December 31, 2007	$(10,016)	$(41,623)	$47,258	$79,738

Cumulative gap at March 31, 2007	$(10,528)	$(29,389)	$77,885	$110,876

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

As shown in the preceding table, the Company’s cumulative gap position remained negative through the short-term repricing intervals at March 31, 2008, approximating $(25,100,000) at three months and $(52,285,000) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at March 31, 2008 totaled $75,777,000 at three months and $48,592,000 at twelve months, effectively reflecting the Company’s asset sensitive position. Compared to year-end 2007, the cumulative three-month gap position widened 150.60%, and the one-year gap, 25.62%, at March 31, 2008. The widening of the short-term gap position at March 31, 2008 was attributable to multiple factors, including a) reductions in securities with original maturities of 90 days or less, b) increases in variable rate loans which have reached a floor and hence, do not float currently, c) pay-offs of other loans with pending maturities and/or variable rate characteristics, and d) increases in deposits with short maturities. Other than seasonal variations, primarily in deposit balances, and extension of maturities in the investment portfolio, no significant changes are anticipated in the gap position during the remainder of 2008; however, as further discussed below, the aggressive rate cuts promulgated by the Federal Reserve are expected to negatively affect net interest income in 2008. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	March 31, 2008	December 31, 2007	March 31, 2007
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$57,136	$56,721	$53,887
Intangible assets and other adjustments	(434)	(448)	(492)

Total Tier 1 capital	56,702	56,273	53,395

Tier 2 capital:
Portion of allowance for loan losses	3,980	3,930	3,763
Allowable long-term debt	—	—	—

Total Tier 2 capital	3,980	3,930	3,763

Total risk-based capital	$60,682	$60,203	$57,158

Risk-weighted assets	$317,772	$313,827	$300,604

Risk-based ratios:
Tier 1 capital	17.84%	17.93%	17.76%

Total risk-based capital	19.10%	19.18%	19.01%

Tier 1 leverage ratio	13.32%	13.60%	12.91%

Realized shareholders’ equity to assets	12.96%	13.00%	13.03%

Book value per share grew a modest $0.13 or 0.73% during the first three months of 2008 to $17.98 at March 31, 2008. Dividends declared totaled $0.25, up 78.57% or $0.11 from 2007. The increase in the declared dividend resulted primarily from a change in dividend structure: Traditionally, the Company has declared regular quarterly dividends, and in the fourth quarter, an “extra” dividend for payment the following January; in 2007, the Company did not declare an “extra” dividend, intending for future dividends to be paid in equal installments over four quarters, eventually in the same quarter as declared. In 2006, the regular quarterly dividends totaled $0.135 per share, and the extra dividend, $0.48. In 2007, although the dividend declared was $0.67 for the year or $0.14 per quarter, the paid dividend totaled $1.035. In February 2008, the Company declared a regular quarterly dividend of $0.25. Management believes the new dividend structure better aligns the Company with market practices. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, improved $250,613 at March 31, 2008 compared to year-end 2007. Movement in interest rates remained a dominant factor in the fair value results. Further details on investment securities and associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. From 2000—2007, the Company repurchased 402,466 shares on the open market and through private transactions at an average price of $20.64 per share. No treasury stock purchases have been made in 2008 year-to-date. The maximum consideration available for additional purchases, at prices to be determined in the future, is $6,692,095. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 25% or $791,000 of the $3,164,000 in cash dividends available to the Company in 2008 without such approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the first quarter of 2008 totaled $1,209,028, down $461,739 or 27.64% from March 31, 2007. On a per share basis, quarterly earnings totaled $0.38 at March 31, 2008 versus $0.52 at March 31, 2007. The return on beginning equity for the three-month period totaled 8.53% at March 31, 2008 versus 12.66% at March 31, 2007. A reduction in net interest margin was the chief factor in the 2008 results to-date. Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Due to asset sensitivity and margin compression, net interest income declined $636,752 or 12.96% during the first quarter of 2008 compared to 2007. Simply put, asset sensitivity means earnings on loans and other assets generally decline quicker than expenses on deposits and other liabilities when rates drop. Rate movements promulgated by the Federal Reserve in 2008 to-date have been particularly rapid and aggressive: Prime has dropped from 7.25% at December 31, 2007 to 5.25% at March 31, 2008 and subsequently, 5.00% at April 30, 2008. Loans tied to prime and other variable indexes reprice instantaneously in a down rate environment, and securities with call or other prepayment features are normally redeemed prior to stated maturity and replaced at lower rates. Management has cut deposit rates multiple times in 2008 although competitive and other factors preclude simultaneous and proportionate declines in these rates. Following the first quarter trend, net interest income for the entire fiscal 2008 is projected to lag 2007 results by approximately 14%. To recap, the net interest margin approximated 4.60% at March 31, 2008 versus 5.45% a year ago; the interest rate spread, 3.94% versus 4.46%. Interest earnings on loans and other earning assets fell $671,441 and $1,629, while earnings on investments and federal funds sold increased a marginal $13,441 and $55,289 from same period results in 2007. Significant declines in asset yields precipitated the 2008 results. Asset yields averaged 7.03% at March 31, 2008 versus 7.93% in 2007; see the interest differential table on page 23 for more details on changes in interest income attributable to volume and rates at March 31, 2008 versus 2007. Interest expense on deposits and other borrowed funds increased $32,412 or 1.38% during the first quarter of 2008 versus 2007 due to higher average balances, particularly in interest-bearing demand deposits and time certificates. Cost of funds actually declined 38 basis points from 2007 levels, totaling 3.09% at March 31, 2008 versus 3.47% at March 31, 2007. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit fluctuations and the Company’s asset sensitivity.

The intense competition for loans and deposits continues in 2008 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2008			2007
Average Balances[6] Three Months Ended March 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$264,018	$5,214	7.94%	$259,386	$5,894	9.22%
Federal funds sold	9,207	65	2.84%	659	9	5.54%
Taxable investment securities[3]	86,578	1,040	4.83%	88,170	1,007	4.63%
Tax-exempt investment securities[3,4]	27,671	453	6.58%	29,826	487	6.62%
Other assets	1,016	15	5.94%	1,104	17	6.24%

Total interest-earning assets	$388,490	$6,787	7.03%	$379,145	$7,414	7.93%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$113,182	$549	1.95%	$94,046	$652	2.81%
Savings	62,971	191	1.22%	69,360	364	2.13%
Time deposits	121,733	1,507	4.98%	97,218	1,158	4.83%
Federal funds purchased	2,130	22	4.15%	4,530	57	5.10%
U. S. Treasury demand note	530	4	3.04%	861	11	5.18%
Federal Home Loan Bank advances	5,000	75	6.03%	5,000	74	6.00%

Total interest-bearing liabilities	$305,046	$2,348	3.09%	$271,015	$2,316	3.47%

Excess of interest-earning assets over interest-bearing liabilities	$82,944			$108,130

Interest rate spread			3.94%			4.46%

Net interest income		$4,439			$5,098

Net interest margin			4.60%			5.45%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 and 2007. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1] Three Months Ended March 31,	2008 Compared to 2007 Increase (Decrease) Due to
	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$104	$(784)	$(680)
Federal funds sold	62	(6)	56
Taxable investment securities	(18)	51	33
Tax-exempt investment securities[3]	(35)	1	(34)
Other interest-earning assets	(1)	(1)	(2)

Total interest income	112	(739)	(627)

Interest expense
Interest-bearing demand deposits[4]	117	(220)	(103)
Savings	(31)	(142)	(173)
Time deposits	302	47	349
Federal funds purchased[5]	(26)	(9)	(35)
U.S. Treasury demand note	(3)	(4)	(7)
Federal Home Loan Bank advances	—	1	1

Total interest expense	359	(327)	32

Net change in net interest income	$(247)	$(412)	$(659)

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

Noninterest Income and Expense

Noninterest income declined $35,457 or 3.31% during the first quarter of 2008 compared to 2007. Key elements in the quarterly results included:

a)	Investment securities gains, net: The Company recognized a $134,628 gain on the sale of corporate securities totaling $2,991,872 in the first quarter of 2007. These securities were sold primarily to fund 2007 growth in the loan portfolio. No securities were sold during the first quarter of 2008.

b)	Service charges on deposit accounts: Service charges on deposit accounts grew $57,570 or 9.45% at March 31, 2008 compared to 2007. Approximately 59% of the 2008 improvement was attributable to higher volume of NSF fees; the remaining improvement resulted primarily from increased analysis charges on commercial accounts.

c)	Other operating income: The other operating portion of noninterest income increased $41,601 or 12.6% at March 31, 2008 compared to 2007. The recognition of $58,464 income on bank-owned life insurance was the predominant factor in the quarterly results. Specifically, the Company purchased $5,000,000 in bank-owned life insurance in November 2007; this single premium insurance currently yields 7.00% on a federal taxable-equivalent basis. By type and amount, the chief components of other operating income at March 31, 2008 were surcharge fees - ATM, $94,741; mortgage origination fees, $66,727; income on bank-owned life insurance, $58,464; income on sale of check products, $29,731; safe deposit box rentals, $23,920; and commissions on the sale of credit life insurance, $22,279. Together, these six income items comprised 80.01% of other operating income at March 31, 2008. In 2007, these same income components comprised 83.29% of other operating income. The Company is in the process of expanding and revamping its mortgage origination department and is optimistic that these initiatives will increase fee production and cross-sell opportunities long-term.

Noninterest expense increased $90,706 in 2008 year-to-date. The main factors impacting quarterly results comprised:

a)	Salaries and employee benefits: Personnel costs declined a nominal 0.94% or $19,604 year-to-date. Declines in incentive accruals accounted for virtually all of the variation as base salary expense and fringe benefit costs actually increased year-over-year. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2008. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 10% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2008.

b)	Occupancy and equipment, net: When compared to the prior year, net occupancy and equipment expense increased $54,334 during the first three months of 2008 compared to 2007. Operating costs and depreciation associated with technology programs and the Company’s permanent facility at 15 Trade Street in Brunswick were primary factors in the increase.

c)	Other operating expense: Other operating expenses increased $55,976 or 8.55% at March 31, 2008 compared to 2007; net losses versus gains on sales of foreclosed real estate and other assets was the chief variable. Besides advertising expense, which approximated $91,000 in 2008 and $95,000 in 2007, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2008 or 2007.

Overhead related to the Company’s new Trade Street facility, as noted above, expansion/revamping of the mortgage origination department, and renovation of SEB’s older facilities are expected to increase noninterest expense approximately $325,000 in 2008 compared to 2007.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared applying certain “critical” accounting policies. Critical accounting policies affect accounts such as the allowance for loan losses, income taxes, investment securities, and goodwill and other intangibles and require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company’s critical accounting policies are further discussed in the 2007 Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2007.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The discussion on market risk is included in the Interest Rate and Market Risk/Interest Rate Sensitivity section of Part I, Item 2.

Item 4T.	Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO or Treasurer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the CEO and Treasurer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. No changes in controls occurred during the first quarter that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first quarter of 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the Meeting) was held on May 14, 2008. At the Meeting, the following individuals were elected directors:

Directors	For	Withheld
Alyson G. Beasley	2,340,599	684
Leslie H. Blair	2,340,599	684
David H. Bluestein	2,340,599	684
Cornelius P. Holland, III	2,304,614	36,669
Alva J. Hopkins, III	2,340,599	684
A. Wade Strickland	2,340,599	684

The shareholders also approved the following proposals:

(a)	Setting the number of directors at a 9 member maximum, with 3 to remain vacant until the elected Board deems it in the Company’s best interest to fill one or more of such vacancies.

For	Against	Abstain	Broker Non-Votes
2,298,900	37,335	5,048	—

(b)	The appointment of independent auditors by the Audit Committee for fiscal year 2008.

For	Against	Abstain	Broker Non-Votes
2,336,780	—	4,503	—

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and Bylaws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990

Exhibit 31.1	Rule 13a-14(a) Certification of CEO

Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer

Exhibit 32	Section 1350 Certification of CEO/Treasurer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer (Chief Accounting Officer)

Date: May 15, 2008