Form 10-K/A
period 2007-12-31
SOUTHEASTERN BANKING CORP
filed 2008-08-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates on June 30, 2007 was approximately $61,471,000 (based on a per share price of $29.00 on over-the-counter trades executed by principal market-makers).

As of July 31, 2008, the Registrant had 3,176,331 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference in Part IV, Item 15.

The Registrant’s Specimen Common Stock Certificate filed on April 30, 2001 on Form 8-A is incorporated by reference in Part IV, Item 15.

The Registrant’s 2006 Stock Option Plan filed under Definitive 14A for 2007 is incorporated by reference in Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2008 are incorporated by reference in Part III.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Southeastern Banking Corporation (the “Company”), as filed by the Company on April 16, 2008, and is being filed to enhance information required by Part II, Item 9A and Part V, Item 15. Except as otherwise stated herein, no other information contained in the original Filing has been updated by this Amendment No. 1. The information in this Amendment No. 1 does not modify or update disclosures in the Original Filing, including the exhibits to the Original Filing, other than as set forth herein.

This Amendment No. 1 should be read in conjunction with periodic filings made with the Securities and Exchange Commission (“SEC”) subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“Treasurer”) as Exhibits 31.1 and 31.2.

PART II

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures. The Company’s management, under the supervision and with the participation of the CEO and Treasurer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of December 31, 2007. Based on such evaluation, the CEO and Treasurer concluded that the design and operation of these disclosure controls and procedures, as designed and implemented, were effective.

Disclosure controls and procedures are designed to ensure that financial and non-financial information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the CEO and Treasurer, in a timely manner, and recorded, processed, summarized, and reported as prescribed in the Securities and Exchange Commission’s rules and forms.

The Company does not expect that its disclosure controls and procedures will prevent all error and fraud. A control procedure, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control procedure are met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The operation of any system of controls and procedures is dependent upon the employees responsible for executing those controls. In reality, judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future events, regardless of how remote. Because of limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures, to improve its controls and procedures over time, and to correct any deficiencies it may discover in the future. While the Company believes the present design of its disclosure controls and procedures is effective, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for evaluating such controls. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements. The Company’s management has adopted the widely accepted Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework for its evaluation of internal controls.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate.

Management, including the CEO and Treasurer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by COSO in Internal Control – Integrated Framework. Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2007 that has materially affected, or is likely to materially affect, such internal controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(c)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 4	Specimen Common Stock Certificate, incorporated by reference from Form 8-A filed April 30, 2001.

Exhibit 10	2006 Stock Option Plan, incorporated by reference from the Company’s Definitive 14A filing for 2007.

Exhibit 21	Subsidiaries of the Company.

Exhibit 22	Registrant’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which will be filed in April 2008.

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer
(Chief Accounting Officer)

Date: August 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALYSON G. BEASLEY	Director, Vice President	August 14, 2008
Alyson G. Beasley	& Treasurer

/s/ LESLIE H. BLAIR	Director	August 14, 2008
Leslie H. Blair

/s/ DAVID H. BLUESTEIN	Director	August 14, 2008
David H. Bluestein

/s/ CORNELIUS P. HOLLAND, III	Director, President &	August 14, 2008
Cornelius P. Holland, III	CEO

/s/ ALVA J. HOPKINS, III	Director	August 14, 2008
Alva J. Hopkins, III