Form 10-Q
period 2008-06-30
SOUTHEASTERN BANKING CORP
filed 2008-08-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

As of July 31, 2008, 3,176,331 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Southeastern Banking Corporation

Consolidated Balance Sheets

Item I - Financial Statements

	(Unaudited) June 30, 2008	December 31, 2007

Assets
Cash and due from banks	$21,022,563	$26,558,995
Cash and cash equivalents	21,022,563	26,558,995
Investment securities:
Available-for-sale, at market value	95,482,253	88,845,650
Held-to-maturity (market value of approximately $31,195,000 and $32,111,000 at June 30, 2008 and December 31, 2007)	30,802,193	31,614,785

Total investment securities	126,284,446	120,460,435

Loans, gross	271,844,934	269,613,025
Unearned income	(130,219)	(136,405)
Allowance for loan losses	(4,708,173)	(4,510,231)

Loans, net	267,006,542	264,966,389
Premises and equipment, net	12,243,576	12,376,959
Bank-owned life insurance	5,136,291	5,019,417
Intangible assets	419,170	448,277
Other assets	6,662,086	6,555,245

Total Assets	$438,774,674	$436,385,717

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing deposits	$64,597,790	$64,436,226
Interest-bearing deposits	301,428,489	297,619,950

Total deposits	366,026,279	362,056,176
Federal funds purchased	6,154,000	7,292,000
U. S. Treasury demand note	1,434,970	682,523
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,869,494	4,617,708

Total liabilities	381,484,743	379,648,407

Commitments and Contingencies (Notes 13 and 18)
Shareholders’ Equity
Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,176,331 and 3,178,331 shares outstanding at June 30, 2008 and December 31, 2007)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	60,850,456	59,161,894
Treasury stock, at cost (404,466 and 402,466 shares at June 30, 2008 and December 31, 2007)	(8,350,031)	(8,307,905)

Realized shareholders’ equity	58,368,144	56,721,708
Accumulated other comprehensive (loss) income	(1,078,213)	15,602

Total shareholders’ equity	57,289,931	56,737,310

Total Liabilities and Shareholders’ Equity	$438,774,674	$436,385,717

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Six Months
Period Ended June 30,	2008	2007	2008	2007
Interest income
Loans, including fees	$4,704,367	$6,108,027	$9,905,300	$11,980,401
Federal funds sold	24,885	30,539	89,628	39,993
Investment securities:
Taxable	1,288,724	889,208	2,328,923	1,896,378
Tax-exempt	318,138	318,343	620,321	640,114
Other assets	14,570	17,246	29,652	33,957

Total interest income	6,350,684	7,363,363	12,973,824	14,590,843

Interest expense
Deposits	1,941,774	2,307,641	4,188,669	4,481,708
Federal funds purchased	13,085	31,165	35,271	88,010
U. S. Treasury demand note	3,287	11,430	7,342	22,064
Federal Home Loan Bank advances	74,822	74,822	149,644	148,822

Total interest expense	2,032,968	2,425,058	4,380,926	4,740,604

Net interest income	4,317,716	4,938,305	8,592,898	9,850,239

Provision for loan losses	120,000	20,000	231,000	135,000

Net interest income after provision for loan losses	4,197,716	4,918,305	8,361,898	9,715,239

Noninterest income
Service charges on deposit accounts	729,042	702,948	1,395,901	1,312,237
Investment securities gains, net	—	—	—	134,628
Other operating income	382,097	341,869	751,513	669,684

Total noninterest income	1,111,139	1,044,817	2,147,414	2,116,549

Noninterest expense
Salaries and employee benefits	2,084,480	2,110,434	4,156,691	4,202,249
Occupancy and equipment, net	699,992	681,216	1,409,769	1,336,659
Other operating expense	721,505	733,828	1,432,124	1,388,471

Total noninterest expense	3,505,977	3,525,478	6,998,584	6,927,379

Income before income tax expense	1,802,878	2,437,644	3,510,728	4,904,409

Income tax expense	528,762	784,295	1,027,584	1,580,293

Net income	$1,274,116	$1,653,349	$2,483,144	$3,324,116

Basic earnings per common share	$0.40	$0.52	$0.78	$1.04

Weighted average common shares outstanding	3,177,430	3,208,694	3,177,880	3,210,780

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2006	$4,475,996	$1,391,723	$54,272,250	$(7,356,329)	$(597,454)	$52,186,186
Comprehensive income:
Net income	—	—	3,324,116	—	—	3,324,116
Change in unrealized losses on available-for-sale securities, net of tax effect of $92,959	—	—	—	—	(180,449)	(180,449)

Total comprehensive income						3,143,667

Cash dividends declared ($0.28 per share)	—	—	(898,384)	—	—	(898,384)
Purchase of treasury stock	—	—	—	(179,981)	—	(179,981)

Balance, June 30, 2007	$4,475,996	$1,391,723	$56,697,982	$(7,536,310)	$(777,903)	$54,251,488

Balance, December 31, 2007	$4,475,996	$1,391,723	$59,161,894	$(8,307,905)	$15,602	$56,737,310
Comprehensive income:
Net income	—	—	2,483,144	—	—	2,483,144
Change in unrealized gains (losses) on available-for-sale securities, net of tax effect of $563,480	—	—	—	—	(1,093,815)	(1,093,815)

Total comprehensive income						1,389,329

Cash dividends declared ($0.25 per share)	—	—	(794,582)	—	—	(794,582)
Purchase of treasury stock	—	—	—	(42,126)	—	(42,126)

Balance, June 30, 2008	$4,475,996	$1,391,723	$60,850,456	$(8,350,031)	$(1,078,213)	$57,289,931

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2008	2007
Operating activities
Net income	$2,483,144	$3,324,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	231,000	135,000
Depreciation	398,848	333,230
Amortization and accretion, net	(312,881)	65,583
Investment securities gains, net	—	(134,628)
Net gains on sales of other real estate	—	(30,067)
Changes in assets and liabilities:
Decrease in other assets	412,182	247,977
(Decrease) increase in other liabilities	(953,629)	1,252

Net cash provided by operating activities	2,258,664	3,942,463

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	430,919,288	129,323,046
Held-to-maturity	3,120,350	700,000
Proceeds from sales of available-for-sale investment securities	—	3,126,500
Purchases of available-for-sale investment securities	(438,957,997)	(110,293,466)
Purchases of held-to-maturity investment securities	(2,327,335)	(400,000)
Net increase in loans	(2,237,195)	(26,936,075)
Proceeds from sales of other real estate	—	267,130
Capital expenditures, net	(265,465)	(1,388,313)

Net cash used in investing activities	(9,748,354)	(5,601,178)

Financing activities
Net increase in deposits	3,970,103	5,666,671
Net decrease in federal funds purchased	(1,138,000)	(2,322,000)
Net increase (decrease) in U. S. Treasury demand note	752,447	(133,840)
Purchase of treasury stock	(42,126)	(179,981)
Dividends paid	(1,589,166)	(2,425,709)

Net cash provided by financing activities	1,953,258	605,141

Net decrease in cash and cash equivalents	(5,536,432)	(1,053,574)
Cash and cash equivalents at beginning of period	26,558,995	23,410,228

Cash and cash equivalents at end of period	$21,022,563	$22,356,654

Supplemental disclosure
Cash paid during the period
Interest	$4,443,327	$4,506,464
Income taxes	$970,000	$1,105,000
Noncash investing and financing activities
Real estate acquired through foreclosure	—	$71,252
Loans made in connection with sales of foreclosed real estate	—	23,625

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and six months ended June 30, 2008 are not necessarily indicative of trends or results to be expected for the full year 2008. The Company operates within one business segment, community banking, providing a full range of services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The condensed consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in the Company’s 2007 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2007 Form 10-K. Certain reclassifications, with no effect on total assets or net income, have been made to prior period amounts to conform to the current period presentation.

2.	Recent Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to fair value certain financial assets and liabilities on an instrument-by-instrument basis with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or liability is generally irrevocable. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

The table on the next page presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Available-for-sale investment securities	$—	$95,482,253	$—	$95,482,253

Total assets at fair value	$—	$95,482,253	$—	$95,482,253

4.	Subsequent Events

FHLB Borrowings

The Company has a line of credit from the Federal Home Loan Bank of Atlanta (the “FHLB”) to meet general liquidity and other needs. Under this line and subject to collateral constraints, the Company can borrow, in total or increments, up to 16% of the Bank’s total assets; at June 30, 2008, maximum borrowings available under this line approximated $69,724,000. Advances outstanding with the FHLB totaled $5,000,000 at June 30, 2008 and December 31, 2007. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The $5,000,000 advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. At June 30, 2008, the advance was secured by mortgage-backed securities with an aggregate carrying value of $6,015,971. Subsequent to June 30, the securities collateral was released, and approximately $26,783,000 in qualifying residential and commercial real estate loans were pledged to collateralize current and future advances under this line of credit.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Plan”), which was shareholder-approved in June 2007, permits the grant of stock options to employees covering up to 150,000 shares of common stock. The Company believes that such awards better aligns the interests of employees with those of shareholders. Any options granted generally have an exercise price equal to the fair market value of the Company’s stock on the grant date and vest based on four years of continuous service. These options have ten-year contractual terms and expire if not exercised. On July 21, 2008, the Company granted 42,000 shares at an exercise price of $19.50; no options were granted prior to this date.

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

Description of Business

Southeastern Banking Corporation, with assets exceeding $438,774,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $438,774,674 at June 30, 2008, up $2,388,957 from year-end 2007. Growth in the investment securities and loan portfolios was largely offset by declines in cash and due from banks. Specifically, investment securities grew $5,824,011, and loans, $2,040,153; cash and due from banks, which includes correspondent balances and cash letters in transit, declined $5,536,432. Loans comprised approximately 67%, investment securities, 32%, and bank-owned life insurance, 1%, of earning assets at June 30, 2008 versus 68%, 31%, and 1% at December 31, 2007. Overall, earning assets approximated 91% of total assets at June 30, 2008. During the year-earlier period, total assets grew $3,750,061 or 0.91%. An increase in loans outstanding, particularly real estate – construction and residential mortgage balances, was the main factor in the 2007 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities grew $5,824,011 or 4.83% since December 31, 2007. Purchases of securities during the three-month period, primarily comprising short-term securities with original maturities of 90 days or less, approximated $441,285,000, and redemptions, $434,040,000. The use of Agency discount notes to collateralize public funds was the predominant factor in the purchase and redemption activity year-to-date. As further discussed on page 11, additional purchases year-to-date were centered in mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), U.S. Small Business Administration participation certificates, and corporate bonds. The remaining redemptions were primarily attributable to various issuers’ exercise of call options and other prepayments as a result of the current low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of mortgage-backed securities, corporates, and municipals when feasible to reduce its exposure to

Agency securities with call features. At June 30, 2008, mortgage-backed securities, corporates, and municipals comprised 26%, 20%, and 24% of the portfolio. Overall, securities comprised 32% of earning assets at June 30, 2008, up from 31% at year-end 2007. Including short-term Agency discount notes, the portfolio yield approximated 5.32% during the first half of 2008.

Management believes the credit quality of the investment portfolio remains sound, with 55.81% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at June 30, 2008. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. During the first six months, the Company purchased an additional $17,208,749 in conventional mortgage-backed securities issued by FNMA and FHLMC due to the spreads available in these investments relative to coupon Agencies. Mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. On August 8, 2008, Standard and Poor’s Ratings Services, one of the premier rating agencies, affirmed its senior debt rating on both FNMA and FHLMC, acknowledging “the strong explicit and implicit U.S. Government support FNMA and FHLMC hold in the marketplace.” Besides FNMA and FHLMC, the Company also owned Ginnie Mae mortgage securities with a carrying value of $670,648 at June 30, 2008. All of the Company’s corporate bonds were rated “BBB” or higher, and the majority, “A-” or higher, by at least one nationally recognized rating agency at June 30, 2008 except for three non-rated trust preferred securities with a carrying value of $3,481,361. Management restricts purchases of trust preferred securities, which often are not rated, to issues of large bank holding companies domiciled in the southeastern United States. Although the individual security may not be rated, the issuing bank holding company or subsidiary must have a strong stand-alone credit rating or other credit metrics. The Company increased its holdings of corporate bonds, including longer-term corporates, by $15,467,214 or 146% year-to-date due to the high yields and relative value available in this sector. Within the municipal portfolio, all holdings were highly rated, investment grade securities other than twelve non-rated Georgia issues. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. Management reviews bond ratings and market valuations on a regular basis.

The weighted average life of the portfolio approximated 4 years at June 30, 2008; management expects a moderate extension in duration during the remainder of 2008. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2008
(In thousands)
Available-for-sale:
U. S. Government agencies[1]	$38,153	$145	$268	$38,030
Mortgage-backed securities	32,837	67	458	32,446
Corporates	26,125	23	1,142	25,006

	97,115	235	1,868	95,482
Held-to-maturity:
States and political subdivisions	30,802	578	185	31,195

Total investment securities	$127,917	$813	$2,053	$126,677

[1]	Includes Agency discount notes with original maturities of three months or less.

At June 30, the market value of the investment portfolio reflected $1,240,538 in net unrealized losses, mostly in the corporate portfolio. Management is optimistic these market values will recover, particularly as system-wide credit, capital, and liquidity issues facing banks and their affiliates are fully addressed. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis. The Company did not have a concentration in the obligations of any issuer other than the U.S. Government and its sponsored agencies at June 30, 2008; the single largest corporate holding, securities issued by a regional bank holding company, comprised 4.37% of the total securities portfolio.

Loans

Loans, net of unearned income, grew 0.83% or $2,238,095 since year-end 2007. The net loans to deposits ratio aggregated 74.23% at June 30, 2008 versus 74.43% at December 31, 2007, and 79.01% a year ago. The commercial portfolio posted the largest growth, increasing $4,160,484 or 4.68% year-to-date. Nonfarm real estate, agricultural, and other commercial/industrial loans within the commercial portfolio grew $1,494,324, $301,586, and $3,812,785; governmental loans fell $1,448,211. Balances in the real estate – residential mortgage portfolio grew a modest $2,856,653 to $42,844,808 at June 30, 2008. Conversely, real estate – construction balances, predominantly residential in nature and concentrated in the Company’s coastal markets, declined $3,282,121 or 2.67% at June 30, 2008 compared to December 31, 2007. Most of the loans in the real estate-construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected, particularly in the current economic cycle. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The Company is in the process of expanding and revamping its mortgage origination department and in the future will also originate, hold, and service such mortgage loans in-house on a limited scale. Consumer loans declined $1,503,107 at June 30, 2008 compared to year-end 2007; these loans comprised 5.95% of the total portfolio at June 30, 2008.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline moderately the remainder of 2008. During the same period in 2007, net loans grew 10.85% or $26,890,083. A $22,334,114 or 15.56% increase in real estate – construction and residential mortgage loans was the primary factor in the 2007 results. Loans outstanding are presented by type in the table below:

Loans by Category	June 30, 2008	December 31, 2007	June 30, 2007
(In thousands)
Commercial, financial, and agricultural[1]	$93,005	$88,844	$91,438
Real estate – construction	119,813	123,095	116,707
Real estate – residential mortgage[2]	42,845	39,988	49,179
Consumer, including credit cards	16,182	17,686	17,452

Loans, gross	271,845	269,613	274,776
Unearned income	130	136	121

Loans, net	$271,715	$269,477	$274,655

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less. In the third quarter of 2008, the Company will begin originating, holding, and servicing longer-term mortgage loans in-house on a limited scale.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2008, approximately 82% of the loan portfolio was comprised of loans with real estate as the primary collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $49,029,000 at June 30, 2008; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2008 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual and restructured loans, foreclosed real estate, and other repossessed assets. Overall, nonperforming assets aggregated $2,223,768 at June 30, 2008, up $1,156,934 or 108.45% from year-end 2007. As a percent of total assets, nonperforming assets totaled 0.51% at June 30, 2008 versus 0.24% at year-end 2007 and 0.21% at June 30, 2007. The transfers of a $475,000 residential real estate loan secured by waterfront property and a $441,000 relationship secured by assorted real estate and equipment to nonaccrual status were the largest factors in the nonperforming assets increase year-to-date. On May 11, 2008, tornadoes heavily damaged portions of McIntosh County, where the Company has two banking offices. As a result of these tornadoes, a single relationship of $284,000 was placed on nonaccrual status; due to insurance and other payments, this credit balance declined to $89,000 at June 30, 2008, and upon renewal in July, these credits were returned to accruing status. The Company has not incurred and does not anticipate losses resulting from other relationships impacted by the tornadoes. Individual concentrations within nonaccrual balances included the aforementioned $1,005,000 credits and loans to three separate borrowers averaging $81,000 each at June 30, 2008; due to the underlying real estate collateral coverage, no significant losses, if any, are expected on these balances. Nonaccrual balances did not include any industry concentrations at June 30, 2008. Subsequent to June 30, two additional relationships totaling $1,209,000 were placed on nonaccrual status and foreclosure proceedings begun; no losses, if any, are anticipated on the underlying residential lots. No other material credits have been transferred to or removed from nonaccrual status during 2008 to-date. See the subsection entitled Policy Note for criteria used by management in classifying loans as nonaccrual. The allowance for loan losses approximated 2.47X the nonperforming loans balance at June 30, 2008 versus 6.16X at year-end 2007 and 5.68X a year ago. No significant activity occurred within foreclosed real estate balances or other repossessed assets during the first half of 2008. Foreclosed real estate balances remained concentrated in residential real estate at June 30, 2008.

Loans past due 90 days or more approximated $233,000, or less than 1% of net loans, at June 30, 2008. Management is unaware of any material concentrations within these past due balances; the vast majority, or 79%, of these past due balances were real estate-secured. The table on the next page provides further information about nonperforming assets and loans past due 90 plus days.

Nonperforming Assets	June 30, 2008	December 31, 2007	June 30, 2007

(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$417	$112	$142
Real estate – construction	461	109	119
Real estate – mortgage	786	350	297
Consumer, including credit cards	239	161	212

Total nonaccrual loans	1,903	$732	770
Restructured loans[1]	—	—	—

Total nonperforming loans	1,903	$732	770
Foreclosed real estate[2]	310	305	99
Other repossessed assets	11	30	1

Total nonperforming assets	$2,224	$1,067	$870

Accruing loans past due 90 days or more	$233	$776	$427

Ratios:
Nonperforming loans to net loans	0.70%	0.27%	0.28%

Nonperforming assets to net loans plus foreclosed/repossessed assets	0.82%	0.40%	0.32%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30-89 days comprised 1.38% of net loans at June 30, 2008, totaling approximately $3,739,000. A single real estate relationship approximating $1,714,000 comprised 46% of these past due balances; this particular credit is included in the real estate impairments discussed in the next paragraph. The next three largest loans in these past due totals, all real estate-secured, averaged $117,000 each.

Additional loans classified as impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” which include certain loans past due 30-89 days, totaled approximately $14,763,000 at June 30, 2008. Approximately $12,702,000 of this classified balance pertained to five separate borrowers whose loan repayment was expected to come from commercial or residential real estate development or lot loan sales of the underlying collateral. Due to lagging sales and ongoing deterioration in the real estate market, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $500,000 or more at least quarterly and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario—liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these five credits approximated $703,000 at June 30, 2008. The $703,000 assumes a significant loss if the underlying real estate required liquidation currently. The remaining classified balance at June 30, 2008 pertained to one commercial borrower in the timber industry; this $2,061,000 credit relationship is secured primarily by accounts receivable and log inventory and secondly, by logging equipment. No allowance was deemed necessary for this credit under the SFAS 114 calculation at June 30, 2008. Although this timber credit was not past due as to either principal or interest, the long-term outlook for the hardwood industry is particularly troubling, and management is aggressively seeking to reduce its exposure under these lines. The Company continues to closely monitor real estate valuations in its markets, particularly given lingering distress in the coastal real estate sector, and consider any implications on the allowance for loan losses and the related provision. No additional relationships have been identified as impaired under SFAS 114 subsequent to June 30, 2008. As further discussed in the Allowance for Loan Losses subsection of this Analysis, management believes the allowance was adequate at June 30, 2008.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The six-month provision for loan losses at June 30, 2008 totaled $231,000, and net charge-offs, $33,058. The comparable provision and net recovery amounts at June 30, 2007 were $135,000 and $1,635. Economic uncertainties on real estate-secured loans and credits pertaining to the timber industry were primary factors in the continuing provision in 2008; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 0.02% of average loans at June 30, 2008 compared to net recoveries of less than 0.01% at June 30, 2007 and net charge-offs of 0.10% in 2006. No single charge-off exceeded $10,000 at June 30, 2008. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table on the next page.

Allowance for Loan Losses Six Months Ended June 30,	2008	2007	2006

(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,510	$4,240	$4,311
Provision for loan losses	231	135	60
Charge-offs:
Commercial, financial, and agricultural	4	17	72
Real estate – construction	9	15	1
Real estate – mortgage	15	—	23
Consumer, including credit cards	73	107	115

Total charge-offs	101	139	211

Recoveries:
Commercial, financial, and agricultural	10	58	10
Real estate – construction	—	—	—
Real estate – mortgage	4	20	9
Consumer, including credit cards	54	63	73

Total recoveries	68	141	92

Net charge-offs	33	(2)	119

Allowance for loan losses at end of period	$4,708	$4,377	$4,252

Net loans outstanding[1] at end of period	$271,715	$274,655	$237,956

Average net loans outstanding[1] at end of period	$264,401	$265,460	$232,717

Ratios:
Allowance to net loans	1.73%	1.59%	1.79%

Net charge-offs to average loans[2]	0.02%	0.00%	0.10%

Provision to average loans[2]	0.17%	0.10%	0.05%

Recoveries to total charge-offs	67.33%	101.44%	43.60%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers prior loss experience, the risk rating distribution of the portfolio, the impact of current internal and external influences on credit loss, and the levels of nonperforming loans. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors established are based on an analysis of historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element also requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at June 30, 2008.

Other Commitments

Other than replacement of the branch facility in Yulee, Florida, renovation of other SEB offices, and purchase of Check 21 hardware and software, the Company had no material plans or commitments for capital expenditures as of June 30, 2008. Estimated remaining costs associated with new construction, renovations-in-progress, and equipment purchases at June 30, 2008 were $1,600,000.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a large, stable deposit base and secured advances from the FHLB. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2008, loans1 and investment securities with carrying values exceeding $165,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 84% of the funding base at June 30, 2008, down 100 basis points from year-end 2007 levels. The year-to-date variation in core deposits is primarily attributable to an increase in large time certificate balances held by local government customers. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $12,588,970 at June 30, 2008 versus $12,974,523 at December 31, 2007. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at June 30, 2008 totaled $3,000,000, of which $1,434,970 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $23,000,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at June 30, 2008, unused borrowings, which are subject to collateral requirements, approximated $65,724,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits grew $3,970,103 or 1.10% since year-end 2007. Interest-bearing deposits grew $3,808,539 or 1.28% while noninterest-bearing deposits increased a mere $161,564. The growth in interest-bearing deposits was concentrated in time certificates, particularly large dollar certificates, as NOW/MMA and savings balances declined $3,841,052. Time certificate balances of $100,000 or more comprised $5,461,315 of the six-month growth in certificates and 46% of certificate totals at June 30, 2008. Virtually all of the growth in large dollar certificates resulted from one government customer. Lower balance certificate totals grew $2,188,276 or 3.20% since December 31, 2007 as customers moved funds from savings to increase available returns. Funding costs associated with deposits declined 6.54% overall at June 30, 2008 versus June 30, 2007 due to reductions in cost of funds; see the Results of Operations section of this Analysis for more details. Overall, interest-bearing deposits comprised 82.35%, and noninterest-bearing deposits, 17.65%, of total deposits at June 30, 2008. The distribution of interest-bearing balances at June 30, 2008 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2008		December 31, 2007		June 30, 2007
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$114,608	38.02%	$116,154	39.03%	$89,333	33.75%
Savings	60,477	20.06%	62,772	21.09%	70,998	26.82%
Time certificates < $100,000	68,336	22.67%	66,148	22.23%	60,985	23.04%
Time certificates >= $100,000	58,007	19.25%	52,546	17.65%	43,359	16.39%

Total interest-bearing deposits	$301,428	100.00%	$297,620	100.00%	$264,675	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $29,009,000 and $39,525,000 of the overall deposit base at June 30, 2008 and December 31, 2007. The Company had no brokered deposits at June 30, 2008.

Approximately 80% of time certificates at June 30, 2008 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at June 30, 2008, unchanged from year-end 2007. The outstanding advance, which matures March 17, 2010, accrues interest at an effective rate of 6.00%, payable quarterly. The advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on the advance approximated $150,000. At June 30, 2008, the advance was secured by mortgage-backed securities with an aggregate carrying value of $6,015,971. Subsequent to June 30, the securities collateral was released, and approximately $26,783,000 in qualifying residential and commercial real estate loans were pledged to collateralize current and future advances under this line of credit.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at June 30, 2008:

	Repricing Within
Interest Rate Sensitivity June 30, 2008	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Securities[1]	$12,119	$6,511	$58,038	$51,249	$127,917
Loans, gross[2]	168,237	24,027	70,639	7,039	269,942
Other assets	1,068	—	—	—	1,068

Total interest rate sensitive assets	181,424	30,538	128,677	58,288	398,927

Interest Rate Sensitive Liabilities
Deposits[3]	208,887	66,777	25,764	—	301,428
Federal funds purchased	6,154	—	—	—	6,154
U.S. Treasury demand note	1,435	—	—	—	1,435
Federal Home Loan Bank advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	216,476	66,777	30,764	—	314,017

Interest rate sensitivity gap	$(35,052)	$(36,239)	$97,913	$58,288	$84,910

Cumulative gap	$(35,052)	$(71,291)	$26,622	$84,910

Ratio of cumulative gap to total rate sensitive assets	(8.79)%	(17.87)%	6.67%	21.28%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	83.81%	74.83%	108.48%	127.04%

Cumulative gap at December 31, 2007	$(10,016)	$(41,623)	$47,258	$79,738

Cumulative gap at June 30, 2007	$(7,887)	$(32,078)	$70,854	$106,089

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

As shown in the preceding table, the Company’s cumulative gap position remained negative through the short-term repricing intervals at June 30, 2008, approximating $(35,052,000) at three months and $(71,291,000) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at June 30, 2008 totaled $61,013,000 at three months and $24,774,000 at twelve months, effectively reflecting the Company’s asset sensitive position. Compared to year-end 2007, the cumulative three-month gap position widened 249.96%, and the one-year gap, 71.28%, at June 30, 2008. The widening of the short-term gap position at June 30, 2008 was attributable to several factors, including reductions in securities with original maturities of 90 days or less and increases in deposits with short maturities. Other than seasonal variations, primarily in deposit balances, and moderate extension of maturities in the investment portfolio, no significant changes are anticipated in the gap position during the remainder of 2008; however, as further discussed below, the aggressive rate cuts promulgated by the Federal Reserve have negatively affected net interest income in 2008. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 300 basis points rise in rates over the next twelve months would increase net interest income approximately 7%; a gradual 300 basis points decline in rates would reduce net interest income approximately 8.00%. An immediate downward shock of 200 basis points would adversely impact net interest income approximately 12% over the next year; a similar upward shock would increase net interest income approximately 16%. Limitations inherent with simulation modeling include: a) In a down rate environment, competitive and other factors constrain timing of rate cuts on deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); and b) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast.

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

The Company’s capital ratios for the most recent periods are presented in the table on the next page.

Capital Ratios	June 30, 2008	December 31, 2007	June 30, 2007
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$58,368	$56,721	$55,029
Intangible assets and other adjustments	(419)	(448)	(477)

Total Tier 1 capital	57,949	56,273	54,552

Tier 2 capital:
Portion of allowance for loan losses	4,105	3,930	3,792
Allowable long-term debt	—	—	—

Total Tier 2 capital	4,105	3,930	3,792

Total risk-based capital	$62,054	$60,203	$58,344

Risk-weighted assets	$327,811	$313,827	$302,816

Risk-based ratios:
Tier 1 capital	17.68%	17.93%	18.01%

Total risk-based capital	18.93%	19.18%	19.27%

Tier 1 leverage ratio	13.28%	13.60%	13.13%

Realized shareholders’ equity to assets	13.27%	13.00%	13.25%

Book value per share grew a modest $0.53 or 2.97% during the first six months of 2008 to $18.38 at June 30, 2008. Dividends declared totaled $0.25, down 10.71% or $0.03 from 2007. The decline in the declared dividend resulted primarily from a change in dividend structure: Traditionally, the Company has declared regular quarterly dividends, and in the fourth quarter, an “extra” dividend for payment the following January; in 2007, the Company did not declare an “extra” dividend, intending for future dividends to be paid in equal installments over four quarters, eventually in the same quarter as declared. In 2006, the regular quarterly dividends totaled $0.135 per share, and the extra dividend, $0.48. In 2007, although the dividend declared was $0.67 for the year or $0.14 per quarter, the paid dividend totaled $1.035. In February 2008 and also in August, the Company declared a regular quarterly dividend of $0.25. Management believes the new dividend structure better aligns the Company with market practices. For more specifics on the Company’s dividend policy, refer to the subsection immediately following. Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, declined $1,093,815 at June 30, 2008 compared to year-end 2007 due primarily to market losses on corporate holdings. Further details on corporate and other investment securities and their associated fair values are contained in the Financial Condition section of this Analysis.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. From 2000—2007, the Company repurchased 402,466 shares on the open market and through private transactions at an average price of $20.64 per share. During the first half of 2008, the Company purchased an additional 2,000 shares at an aggregate purchase price of $42,126 or $21.06 per share The maximum consideration available for additional purchases, at prices to be determined in the future, is $6,649,969. Any acquisition of additional shares will be dictated by market conditions. There is no expiration date for the treasury authorization.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its subsidiaries, and its revenues and liquidity position depend primarily on the payment of dividends from its subsidiaries. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. Year-to-date, SEB has paid 50% or $1,582,000 of the $3,164,000 in cash dividends available to the Company in 2008 without such approval. The Company uses regular dividends paid by SEB in order to pay quarterly dividends to its own shareholders. Management anticipates that the Company will continue to pay cash dividends on a recurring basis.

Results of Operations

Net income for the second quarter of 2008 totaled $1,274,116, down $379,233 or 22.94% from June 30, 2007 but up 5.38% from March 31, 2008. On a per share basis, quarterly earnings totaled $0.40 at June 30, 2008 versus $0.52 at June 30, 2007 and $0.38 at March 31, 2008. Year-to-date, net income declined $840,972 to $2,483,144 at June 30, 2008 from $3,324,116 in 2007. Per share income for the six-month period approximated $0.78 at June 30, 2008 versus $1.04 at June 30, 2007. The return on beginning equity for the six-month period totaled 8.76% at June 30, 2008, down from 12.60% at June 30, 2007. A reduction in net interest margin was the overriding factor in the 2008 results. Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Due to asset sensitivity and margin compression, net interest income declined $620,589 or 12.57% during the second quarter of 2008 compared to 2007. Year-to-date, net interest income fell $1,257,341 or 12.76% from 2007. Simply put, asset sensitivity means earnings on loans and other assets generally decline quicker than expenses on deposits and other liabilities when rates drop. Rate movements promulgated by the Federal Reserve in 2008 to-date have been particularly rapid and aggressive: Prime dropped from 7.25% at December 31, 2007 to the current rate of 5.00% by April 30, 2008. Loans tied to prime and other variable indexes reprice instantaneously in a down rate environment, and securities with call or other prepayment features are normally redeemed prior to stated maturity and replaced at lower rates. Management has cut deposit rates multiple times in 2008 although competitive and other factors preclude simultaneous and proportionate declines in these rates. Reducing cost of funds in the current economic cycle has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit costs higher and lowered margins and spreads for competitor banks attempting to maintain market share. Following the six-month trend, net interest income for the entire fiscal 2008 is projected to lag 2007 results by approximately 14%. To recap, the net interest margin approximated 4.57% at June 30, 2008 versus 5.41% a year ago; the interest rate spread, 3.94% versus 4.41%. Interest earnings on loans and other earning assets fell $2,075,101 and $4,305, while earnings on investments and federal funds sold increased $412,752 and $49,635 from same period results in 2007. Significant declines in asset yields precipitated the 2008 results. Asset yields averaged 6.81% year-to-date at June 30, 2008 versus 7.93% in 2007; see the interest differential table on page 23 for more details on changes in interest income attributable to volume and rates at June 30, 2008 versus 2007. Interest expense on deposits and other borrowed funds declined $392,090 or 16.17% during the second quarter of 2008 versus 2007 and $359,678 year-to-date. Cost of funds dropped 65 basis points from 2007 levels, totaling 2.87% at June 30, 2008 versus 3.52% at June 30, 2007. The reduced funding costs resulted primarily from lower rates on NOW/MMA and savings deposits at June 30, 2008 compared to 2007. As previously discussed, higher average balances, competitive pressure, and the aforementioned lag effect have constrained any significant rate reductions in time certificates. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit fluctuations and the Company’s asset sensitivity.

The intense competition for loans and deposits continues in 2008 and shows no sign of abating. The high number of new and existing financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass and grow market share. Volume of assets and deposits will become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the next table.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2008			2007
Average Balances[6] Six Months Ended June 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$264,401	$9,926	7.55%	$265,460	$12,019	9.13%
Federal funds sold	7,002	90	2.58%	1,523	40	5.30%
Taxable investment securities[3]	94,637	2,329	4.95%	82,811	1,896	4.62%
Tax-exempt investment securities[3,4]	27,563	922	6.73%	29,710	969	6.58%
Other assets	1,026	30	5.88%	1,112	34	6.17%

Total interest-earning assets	$394,629	$13,297	6.81%	$380,616	$14,958	7.93%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$113,653	$931	1.65%	$92,072	$1,306	2.86%
Savings	62,525	324	1.04%	70,031	749	2.16%
Time certificates	124,801	2,934	4.73%	100,039	2,427	4.89%
Federal funds purchased	1,984	35	3.55%	3,366	88	5.27%
U. S. Treasury demand note	643	7	2.19%	836	22	5.31%
Federal Home Loan Bank advances	5,000	150	6.03%	5,000	149	6.00%

Total interest-bearing liabilities	$308,606	$4,381	2.87%	$271,344	$4,741	3.52%

Excess of interest-earning assets over interest-bearing liabilities	$86,023			$109,272

Interest rate spread			3.94%			4.41%

Net interest income		$8,916			$10,217

Net interest margin			4.57%			5.41%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2008 and 2007. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

	2008 Compared to 2007
Interest Differential[1] Six Months Ended June 30,	Increase (Decrease) Due to
	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$(48)	$(2,045)	$(2,093)
Federal funds sold	80	(30)	50
Taxable investment securities	284	149	433
Tax-exempt investment securities[3]	(71)	24	(47)
Other interest-earning assets	(3)	(1)	(4)

Total interest income	242	(1,903)	(1,661)

Interest expense
Interest-bearing demand deposits[4]	260	(635)	(375)
Savings	(73)	(352)	(425)
Time certificates	584	(77)	507
Federal funds purchased[5]	(30)	(23)	(53)
U.S. Treasury demand note	(4)	(11)	(15)
Federal Home Loan Bank advances	—	1	1

Total interest expense	737	(1,097)	(360)

Net change in net interest income	$(495)	$(806)	$(1,301)

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

Noninterest Income and Expense

Noninterest income increased $66,322 or 6.35% during the second quarter of 2008 compared to 2007 and $30,865 year-to-date. Key elements in the quarterly and year-to-date results included:

a)	Investment securities gains, net: The Company recognized a $134,628 gain on the sale of corporate securities totaling $2,991,872 in the first quarter of 2007. These securities were sold primarily to fund 2007 growth in the loan portfolio. No securities were sold during the first two quarters of 2008.

b)	Service charges on deposit accounts: Service charges on deposit accounts grew $26,094 on a quarterly basis and $83,664 or 6.38% year-to-date. Approximately 69% of the 2008 improvement was attributable to increased analysis charges on commercial accounts; the remaining improvement resulted from higher volume of regular checking fees.

c)	Other operating income: The other operating portion of noninterest income grew $40,228 during the second quarter of 2008 versus 2007 and $81,829 year-to-date. The recognition of $58,410 quarterly income and $116,874 year-to-date income on bank-owned life insurance was the predominant factor in the comparative results. Specifically, the Company purchased $5,000,000 in bank-owned life insurance in November 2007; this single premium insurance currently yields 7.00% on a federal taxable-equivalent basis. By type and amount, the chief components of other operating income at June 30, 2008 were surcharge fees – ATM, $195,500; mortgage origination fees, $154,230; income on bank-owned life insurance, $116,874; income on sale of check products, $57,571; safe deposit box rentals, $45,138; and commissions on the sale of credit life insurance, $45,290. Together, these six income items comprised 81.78% of other operating income at June 30, 2008. In 2007, these same income components comprised 81.20% of other operating income. The Company is in the process of expanding and revamping its mortgage origination department and is optimistic that these initiatives will increase fee production and cross-sell opportunities long-term.

Noninterest expense declined $19,501 during the second quarter of 2008 compared to 2007 but increased $71,205 or 1.03% year-to-date. The main factors impacting quarterly and year-to-date results comprised:

a)	Salaries and employee benefits: Personnel costs declined a nominal 1.08% or $45,558 year-to-date. Declines in incentive accruals accounted for virtually all of the variation as base salary expense actually increased year-over-year and fringe benefit costs remained flat. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2008. Profit-sharing accruals and other fringe benefits constituted the remaining 5% and 11% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2008.

b)	Occupancy and equipment, net: When compared to the same periods in 2007, net occupancy and equipment expense increased $18,776 on a quarterly basis and $73,110 year-to-date. Operating costs and depreciation associated with technology programs and the Company’s permanent facility at 15 Trade Street in Brunswick were primary factors in the increase.

c)	Other operating expense: Other operating expenses increased $43,653 or 3.14% year-to-date; net losses versus gains on sales of foreclosed real estate and other assets was the chief variable. Besides advertising expense, which approximated $161,000 in 2008 and $175,000 in 2007, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2008 or 2007.

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

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (CEO”), Chief Financial Officer (“Treasurer”), and other members of management. The CEO and Treasurer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is likely to materially affect, such internal controls.

The Company does not expect that its disclosure controls and procedures will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures, to improve its controls and procedures over time, and to correct any deficiencies it may discover in the future. The goal is to ensure that management has timely access to all material financial and non-financial information concerning the Company’s business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that the Company evaluate and annually report on its system of internal control over financial reporting. For several years, the Company has used the widely accepted Committee of Sponsoring Organization of the Treadway Commission (“COSO”) framework for its evaluation of such internal controls. Going forward, the Company’s independent accountants must report on management’s evaluation. The Company is in the process of evaluating, documenting, and testing its system of internal control over financial reporting to provide the basis for its independent accountant’s attestation report that is anticipated to be a required part of Form 10-K for the fiscal year ending December 31, 2009. Due to the ongoing evaluation and testing of internal controls, there can be no assurance that any control deficiencies identified will be remediated before the end of the 2009 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal, and other costs and divert management resources from core business operations.

Part II - Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first half of 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Treasury purchases made during the quarter and six months ended June 30, 2008 are summarized in the table below:

Share Repurchases – Six Months Ended June 30, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January 1 – April 30	—	—	—	$6,692,095
May 1 - 31	2,000	$21.06	2,000	6,649,969
June 1 - 30	—	—	—	6,649,969

Total	2,000	$21.06	2,000

1        On December 12, 2007, the Board of Directors increased the existing authorization for treasury stock purchases from $10,000,000 to $15,000,000. There is no expiration date for the treasury authorization.

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