Form 10-K/A
period 2007-12-31
SOUTHEASTERN BANKING CORP
filed 2008-08-25
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

Southeastern Banking Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A, which was originally filed April 16, 2008 and amended August 14, 2008, to revise the Chief Executive Officer (“CEO”) and Chief Financial Officer (“Treasurer”) conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 solely as a result of its failure to file Management’s Annual Report on Internal Control over Financial Reporting in the Original Filing. This Amendment No. 2 on Form 10-K/A amends and restates only certain sections of Part II, Item 9A(T) and updates the certifications in Exhibits 31.1, 31.2, and 32. Except for the foregoing amended information, this Form 10-K/A, including prior amendments, continues to describe conditions as of the date of the Original Filing, and no disclosures have been updated to reflect events that occurred at a later date. This Amendment No. 2 should be read in conjunction with the Company’s Securities and Exchange Commission’s (“SEC”) filings made subsequent to the Original Filing.

PART II

Item 9A(T).   Controls and Procedures.

Disclosure Controls and Procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including the Company’s CEO and Treasurer, to allow timely decision regarding required disclosure.

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the CEO and Treasurer, of the effectiveness and design of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation and solely because of the Company’s failure to file the required Management’s Annual Report on Internal Control over Financial Reporting (“Report of Management”) in its Annual Report on Form 10-K when it was originally filed on April 16, 2008, the CEO and Treasurer have concluded that disclosure controls and procedures were not effective as of the end of the period covered by that Annual Report on Form 10-K in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rule and forms. The Company remedied this failure in the effectiveness of its disclosure controls and procedures by amending its Annual Report on Form 10-K (Amendment No. 1) to provide the required Report of Management. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

Management, including the CEO and Treasurer, does not expect that its disclosure controls will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

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

Date: August 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALYSON G. BEASLEY	Director, Vice President & Treasurer	August 20, 2008
Alyson G. Beasley

/s/ DAVID H. BLUESTEIN	Director	August 20, 2008
David H. Bluestein

/s/ CORNELIUS P. HOLLAND, III	Director, President & CEO	August 20, 2008
Cornelius P. Holland, III

/s/ ALVA J. HOPKINS, III	Director	August 20, 2008
Alva J. Hopkins, III