Form 10-Q
period 2008-09-30
SOUTHEASTERN BANKING CORP
filed 2008-11-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, 3,176,331 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I - Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) September 30, 2008	December 31, 2007
Assets

Cash and due from banks	$16,578,828	$26,558,995

Cash and cash equivalents	16,578,828	26,558,995

Investment securities:
Available-for-sale, at market value	72,385,967	88,845,650
Held-to-maturity (market value of approximately $28,815,000 and $32,111,000 at September 30, 2008 and December 31, 2007)	29,644,266	31,614,785

Total investment securities	102,030,233	120,460,435

Loans, gross	272,438,604	269,613,025
Unearned income	(137,501)	(136,405)
Allowance for loan losses	(4,751,155)	(4,510,231)

Loans, net	267,549,948	264,966,389

Premises and equipment, net	12,471,157	12,376,959
Bank-owned life insurance	5,194,548	5,019,417
Intangible assets	404,616	448,277
Other assets	7,933,554	6,555,245

Total Assets	$412,162,884	$436,385,717

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing deposits	$56,808,957	$64,436,226
Interest-bearing deposits	282,894,401	297,619,950

Total deposits	339,703,358	362,056,176

Federal funds purchased	1,585,000	7,292,000
U.S. Treasury demand note	1,317,507	682,523
Federal Home Loan Bank advances	10,000,000	5,000,000
Other liabilities	3,085,517	4,617,708

Total liabilities	355,691,382	379,648,407

Shareholders’ Equity

Common stock ($1.25 par value; 10,000,000 shares authorized; 3,580,797 shares issued; 3,176,331 and 3,178,331 shares outstanding at September 30, 2008 and December 31, 2007)	4,475,996	4,475,996
Additional paid-in-capital	1,391,723	1,391,723
Retained earnings	61,197,876	59,161,894
Treasury stock, at cost (404,466 and 402,466 shares at September 30, 2008 and December 31, 2007)	(8,350,031)	(8,307,905)

Realized shareholders’ equity	58,715,564	56,721,708
Accumulated other comprehensive (loss) income	(2,244,062)	15,602

Total shareholders’ equity	56,471,502	56,737,310

Total Liabilities and Shareholders’ Equity	$412,162,884	$436,385,717

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Nine Months
Period Ended September 30,	2008	2007	2008	2007
Interest income
Loans, including fees	$4,644,852	$6,226,804	$14,550,152	$18,207,205
Federal funds sold	963	9,416	90,591	49,409
Investment securities:
Taxable	1,184,930	823,152	3,513,853	2,719,530
Tax-exempt	283,658	314,466	903,979	954,580
Other assets	7,906	17,350	37,558	51,307

Total interest income	6,122,309	7,391,188	19,096,133	21,982,031

Interest expense
Deposits	1,768,640	2,373,062	5,957,309	6,854,770
Federal funds purchased	53,519	72,235	88,790	160,245
U.S. Treasury demand note	2,621	10,649	9,963	32,713
Federal Home Loan Bank advances	80,953	75,644	230,597	224,466

Total interest expense	1,905,733	2,531,590	6,286,659	7,272,194

Net interest income	4,216,576	4,859,598	12,809,474	14,709,837

Provision for loan losses	265,000	70,000	496,000	205,000

Net interest income after provision for loan losses	3,951,576	4,789,598	12,313,474	14,504,837

Noninterest income
Service charges on deposit accounts	789,342	668,982	2,185,243	1,981,219
Investment securities gains (losses), net	19,125	(36,843)	19,125	97,785
Other operating income	365,491	292,483	1,117,004	962,167

Total noninterest income	1,173,958	924,622	3,321,372	3,041,171

Noninterest expense
Salaries and employee benefits	2,026,275	2,021,550	6,182,966	6,223,799
Occupancy and equipment, net	787,163	669,040	2,196,932	2,005,699
Other operating expense	711,151	569,443	2,143,275	1,957,914

Total noninterest expense	3,524,589	3,260,033	10,523,173	10,187,412

Income before income tax expense	1,600,945	2,454,187	5,111,673	7,358,596

Income tax expense	459,442	791,418	1,487,026	2,371,711

Net income	$1,141,503	$1,662,769	$3,624,647	$4,986,885

Basic and diluted earnings per common share	$0.36	$0.52	$1.14	$1.55

Weighted average common shares outstanding	3,176,331	3,204,787	3,177,360	3,208,760

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2006	$4,475,996	$1,391,723	$54,272,250	$(7,356,329)	$(597,454)	$52,186,186

Comprehensive income:
Net income	—	—	4,986,885	—	—	4,986,885
Change in unrealized losses on available-for-sale securities, net of tax effect of $152,164	—	—	—	—	295,378	295,378

Total comprehensive income						5,282,263

Cash dividends declared ($0.42 per share)	—	—	(1,346,654)	—	—	(1,346,654)

Purchase of treasury stock	—	—	—	(402,004)	—	(402,004)

Balance, September 30, 2007	$4,475,996	$1,391,723	$57,912,481	$(7,758,333)	$(302,076)	$55,719,791

Balance, December 31, 2007	$4,475,996	$1,391,723	$59,161,894	$(8,307,905)	$15,602	$56,737,310

Comprehensive income:
Net income	—	—	3,624,647	—	—	3,624,647
Change in unrealized gains (losses) on available-for-sale securities, net of tax effect of $1,164,069	—	—	—	—	(2,259,664)	(2,259,664)

Total comprehensive income						1,364,983

Cash dividends declared
($0.50 per share)	—	—	(1,588,665)	—	—	(1,588,665)

Purchase of treasury stock	—	—	—	(42,126)	—	(42,126)

Balance, September 30, 2008	$4,475,996	$1,391,723	$61,197,876	$(8,350,031)	$(2,244,062)	$56,471,502

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2008	2007
Operating activities
Net income	$3,624,647	$4,986,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	496,000	205,000
Depreciation	595,394	488,072
Amortization and accretion, net	(319,291)	131,756
Investment securities gains, net	(19,125)	(97,785)
Net gains on sales of other real estate	(13,460)	(49,206)
Changes in assets and liabilities:
Decrease in other assets	910,160	484,253
(Decrease) increase in other liabilities	(737,608)	617,721

Net cash provided by operating activities	4,536,717	6,766,696

Investing activities
Principal collections and maturities of investment securities:
Available-for-sale	457,560,752	132,540,310
Held-to-maturity	4,255,350	970,000
Proceeds from sales of available-for-sale investment securities	6,192,339	12,086,010
Purchases of available-for-sale investment securities	(450,451,944)	(110,293,466)
Purchases of held-to-maturity investment securities	(2,327,335)	(900,000)
Net increase in loans	(4,267,966)	(26,102,912)
Proceeds from sales of other real estate	61,720	364,033
Capital expenditures, net	(689,592)	(2,385,196)

Net cash provided by investing activities	10,333,324	6,278,779

Financing activities
Net decrease in deposits	(22,352,818)	(6,067,694)
Net decrease in federal funds purchased	(5,707,000)	(4,684,000)
Net increase in U.S. Treasury demand note	634,984	31,852
Net increase in Federal Home Loan Bank advances	5,000,000	—
Purchase of treasury stock	(42,126)	(402,004)
Dividends paid	(2,383,248)	(2,874,749)

Net cash used in financing activities	(24,850,208)	(13,996,595)

Net decrease in cash and cash equivalents	(9,980,167)	(951,120)
Cash and cash equivalents at beginning of period	26,558,995	23,410,228

Cash and cash equivalents at end of period	$16,578,828	$22,459,108

Supplemental disclosure
Cash paid during the period
Interest	$6,414,176	$6,798,358
Income taxes	1,365,000	1,995,000
Noncash investing and financing activities
Real estate acquired through foreclosure	$1,232,711	$146,297
Loans made in connection with sales of foreclosed real estate	10,346	23,625

See accompanying notes to consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	Accounting and Reporting Policy for Interim Periods

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the quarter and nine months ended September 30, 2008 are not necessarily indicative of trends or results to be expected for the full year 2008. The Company operates within one business segment, community banking, providing a full range of services to individual, corporate, and government customers in southeast Georgia and northeast Florida. The condensed consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in the Company’s 2007 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2007 Form 10-K. Certain reclassifications, with no effect on total assets or net income, have been made to prior period amounts to conform to the current period presentation.

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

The table on the next page presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Available-for-sale investment securities	$—	$72,385,967	$—	$72,385,967

Total assets at fair value	$—	$72,385,967	$—	$72,385,967

4.	Stock Option Plan

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

Description of Business

Southeastern Banking Corporation, with assets exceeding $412,162,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $412,162,884 at September 30, 2008, down $24,222,833 or 5.55% from year-end 2007 but up $9,957,438 or 2.48% from September 30, 2007. Declines in investment securities and cash & due from banks were the primary factors in the nine-month results. Specifically, investment securities declined $18,430,202, and cash & due from banks, which includes correspondent balances and cash letters in transit, fell $9,980,167; net loans grew a modest $2,583,559. A $22,352,818 reduction in deposits, particularly NOW balances, precipitated the asset drop. Loans comprised approximately 72%, investment securities, 27%, and bank-owned life insurance, 1%, of earning assets at September 30, 2008 versus 68%, 31%, and 1% at December 31, 2007. Overall, earning assets approximated 91% of total assets at September 30, 2008. During the year-earlier period, total assets declined $8,096,610 or 1.97%. Declines in investment securities, particularly short-term Agencies, was the leading factor in the 2007 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $18,430,202 or 15.30% since December 31, 2007. Purchases of securities during the nine-month period, primarily comprising short-term securities with original maturities of 90 days or less, approximated $452,779,000, and redemptions, $467,989,000. The use of Agency discount notes to collateralize public funds was the predominant factor in the purchase and redemption activity year-to-date. As further discussed on page 11, additional purchases year-to-date were centered in mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), U.S. Small Business Administration participation certificates, and corporate bonds. The Company recognized a net gain of $19,125 on the sale of $6,173,214 mortgage-backed and Agency securities year-to-date; these securities were sold for liquidity purposes. The remaining redemptions were primarily attributable to various issuers’ exercise of call options and other prepayments as a result of the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of non-Agency securities when feasible to reduce optionality in the portfolio. At September 30, 2008, mortgage-backed securities, corporates, and municipals comprised 27%, 23%, and 29% of the portfolio. Overall, securities comprised 27% of earning assets at September 30, 2008, down from 31% at year-end 2007. Including short-term Agency discount notes, the portfolio yield approximated 5.38% during the first nine months of 2008.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 48.34% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at September 30, 2008. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. During the first nine months, the Company purchased an additional $17,208,749 in conventional mortgage-backed securities issued by FNMA and FHLMC due to the spreads available in these investments relative to coupon Agencies. Mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. On September 7, 2008, the U.S. government placed FNMA and FHLMC under regulatory conservatorship, easing credit concerns about these two entities. Fortunately, the Company did not own any FNMA or FHLMC common or preferred stock. Besides FNMA and FHLMC, the Company also owned Ginnie Mae mortgage securities with a carrying value of $599,312 at September 30, 2008. All of the Company’s corporate bonds were rated “BBB” or higher, and the majority, “A-” or higher, by at least one nationally recognized rating agency at September 30, 2008 except for three non-rated trust preferred securities with a carrying value of $3,363,571. Management also restricts purchases of trust-preferred securities, which often are not rated, to issues of large bank holding companies domiciled in the southeastern United States. Although the individual security may not be rated, the issuing bank holding company or subsidiary must have a strong stand-alone credit rating or other credit metrics. The Company increased its holdings of corporate bonds, including longer-term corporates, by $15,592,792 or 148% on an amortized cost basis year-to-date due to the high yields and relative value available in this sector. Within the municipal portfolio, all holdings were highly rated, investment grade securities other than thirteen non-rated Georgia issues and one non-rated Florida issue. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. Management reviews bond ratings and market valuations on a regular basis.

The weighted average life of the portfolio approximated 4 years at September 30, 2008. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category September 30, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Available-for-sale:
U.S. Government agencies[1]	$21,987	$57	$329	$21,715
Mortgage-backed securities	27,678	138	212	27,604
Corporates	26,121	34	3,088	23,067

	75,786	229	3,629	72,386

Held-to-maturity:
States and political subdivisions	29,644	421	250	29,815

Total investment securities	$105,430	$650	$3,879	$102,201

[1]	Includes Agency discount notes with original maturities of three months or less, as applicable.

At September 30, the market value of the investment portfolio reflected $3,229,535 in net unrealized losses, mostly in the corporate portfolio. Management is optimistic these market values will eventually recover, particularly as pervasive credit, capital, and liquidity issues facing banks and their affiliates are fully addressed. Initiatives recently enacted by the U.S. Treasury (“Treasury”), including the TARP Capital Purchase Program (“Capital Program”), are positive developments for these corporate holdings. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis. The Company did not have a concentration in the obligations of any issuer other than the U.S. Government and its sponsored agencies at September 30, 2008; the three largest corporate holdings, securities issued by three separate regional bank holding companies, comprised 13.09% of the total securities portfolio.

Loans

Loans, net of unearned income, grew 0.98% or $2,583,559 since year-end 2007. The net loans to deposits ratio aggregated 78.76% at September 30, 2008 versus 73.18% at December 31, 2007, and 81.49% a year ago. Balances in the real estate – residential mortgage portfolio posted the largest growth, increasing $4,004,269 or 9.10% year-to-date. Conversely, real estate - construction balances, predominantly residential in nature and concentrated in the Company’s coastal markets, declined $1,914,018 or 1.55%. Most of the loans in the real estate—construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and are, by nature, short-term and somewhat cyclical; swings in these account balances are normal and to be expected, particularly in the current economic cycle. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The Company has been revamping its mortgage origination department and has begun originating, holding, and servicing such mortgage loans in-house on a limited scale; during the third quarter, the Company originated one such loan with a carrying value of $560,000. Originations under this program are expected to increase in 2009 and beyond. Overall, the commercial portfolio grew $3,158,717 or 3.56% at September 30, 2008 compared to December 31, 2007. Other commercial/industrial loans within the commercial portfolio grew $5,111,677 while nonfarm real estate, agricultural, and governmental loans fell $1,338,291, $175,651, and $439,018. Balances in the real estate – residential mortgage portfolio grew a modest $2,856,653 to $42,844,808 at September 30, 2008. Consumer loans declined $2,423,389 at September 30, 2008 compared to year-end 2007; these loans comprised 5.60% of the total portfolio at September 30, 2008.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline moderately the last quarter of 2008. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to increase. During the same period in 2007, net loans grew 10.47% or $25,943,344. A $20,963,000 or 14.60% increase in real estate – construction and residential mortgage loans was the primary factor in the 2007 results. Loans outstanding are presented by type in the table on the next page.

Loans by Category	September 30, 2008	December 31, 2007	September 30, 2007
(In thousands)
Commercial, financial, and agricultural[1]	$92,003	$88,844	$92,529
Real estate – construction	121,181	123,095	125,146
Real estate – residential mortgage[2]	43,992	39,988	39,369
Consumer, including credit cards	15,263	17,686	16,795

Loans, gross	272,439	269,613	273,839
Unearned income	138	136	130

Loans, net	$272,301	$269,477	$273,709

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less. In the third quarter of 2008, the Company began originating, holding, and servicing longer-term mortgage loans in-house on a limited scale.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2008, approximately 82% of the loan portfolio was comprised of loans with real estate as the primary collateral. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of southeast Georgia and northeast Florida. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $49,396,000 at September 30, 2008; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2008 year-to-date.

Nonperforming Assets

Nonperforming assets include nonaccrual and restructured loans, foreclosed real estate, and other repossessed assets. Overall, nonperforming assets jumped $4,353,995 or 408.12% to $5,420,829 at September 30, 2008 from year-end 2007. As a percent of total assets, nonperforming assets totaled 1.32% at September 30, 2008 versus 0.24% at year-end 2007 and 0.20% at September 30, 2007. Nonaccrual loans comprised 73% of nonperforming asset balances at September 30, 2008. The transfers of 1) a $1,714,000 construction/lot loan in a commercial district on a major coastal thoroughfare, 2) a $475,000 residential real estate loan secured by waterfront property, 3) a $441,000 relationship secured by assorted real estate and equipment, and 4) a $360,000 residential real estate loan in a north Florida beachfront community to nonaccrual status were the largest factors in the nonperforming loans increase year-to-date. Charge-offs recognized on the $360,000 real estate loan totaled $112,000 year-to-date; no additional charge-offs are expected on this particular property. In October 2008, the $1,714,000 construction/lot loan was charged-off approximately $274,000 to a net value of $1,440,000 and in November 2008, the underlying property was foreclosed. As further discussed below, this property and other foreclosed properties are being marketed aggressively and deficiencies pursued when practicable. On May 11, 2008, tornadoes heavily damaged portions of McIntosh County, where the Company has two banking offices. As a result of these tornadoes, a single relationship of $284,000 was placed on nonaccrual status; due to insurance and other payments, this credit balance declined significantly, and upon renewal in July, these credits were returned to accruing status. The Company has not incurred and does not anticipate losses resulting from other relationships impacted by the tornadoes. Individual concentrations within nonaccrual balances included the aforementioned $2,990,000 loans; the next largest relationship within nonaccrual loans at September 30 approximated $97,000. Nonaccrual balances did not include any industry concentrations at September 30, 2008. Additionally, except for the

$360,000 credit, the collateral underlying the large nonaccrual balances at September 30 was located in Georgia. Management continues to evaluate collateral underlying nonaccrual loans but does not currently expect any other significant losses on these balances.

Subsequent to September 30, two additional relationships totaling $3,134,000 were placed on nonaccrual status; management is currently reappraising the underlying real estate and equipment collateral and reviewing legal remedies prior to foreclosure. At September 30, 2008, the allowance for loan losses specifically considered potential losses from these two credits. Two other large credits aggregating $1,223,000 were transferred first to nonaccrual status and subsequently foreclosed in 2008 year-to-date; no material losses are anticipated on the underlying residential lots although management expects to incur carrying costs for at least one year. No other material credits have been transferred to or removed from nonaccrual status or foreclosed real estate during 2008 to-date. For criteria used by management in classifying loans as nonaccrual, refer to the subsection entitled Policy Note. The allowance for loan losses approximated 1.21X the nonperforming loans balance at September 30, 2008 versus 6.16X at year-end 2007 and 5.57X a year ago. No significant activity occurred within other repossessed assets during the first nine months of 2008. Foreclosed real estate balances primarily comprised residential lots at September 30, 2008.

Loans past due 90 days or more and still accruing approximated $206,000, or less than 1% of net loans, at September 30, 2008. Management is unaware of any material concentrations within these past due balances; the vast majority, or 81%, of these past due balances were real estate-secured. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	September 30, 2008	December 31, 2007	September 30, 2007
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$313	$112	$133
Real estate – construction	2,300	109	79
Real estate – mortgage	1,102	350	287
Consumer, including credit cards	217	161	182

Total nonaccrual loans	3,932	$732	681
Restructured loans[1]	—	—	—

Total nonperforming loans	3,932	$732	681
Foreclosed real estate[2]	1,484	305	96
Other repossessed assets	5	30	14

Total nonperforming assets	$5,421	$1,067	$791

Accruing loans past due 90 days or more	$206	$776	$535

Ratios:
Nonperforming loans to net loans	1.44%	0.27%	0.25%

Nonperforming assets to net loans plus foreclosed/repossessed assets	1.98%	0.40%	0.29%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30-89 days comprised 1.36% of net loans at September 30, 2008, totaling $3,711,372. Approximately 80% of these past due loans were secured by real estate, predominantly 1 – 4 family residential properties with first liens and construction/lot loans. Six relationships, mostly real estate-secured and averaging $205,306 each, comprised $1,231,840 or 33% of these past due balances. Management is working diligently with customers to reduce these past due balances.

Additional loans classified as impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15,” which included certain loans moved to nonaccrual status after quarter-end, approximated $22,272,000 at September 30, 2008. Approximately $19,726,171 of this classified balance pertained to nine separate borrowers whose loan repayment was expected to come from commercial or residential real estate development or lot loan sales of the underlying collateral. Due to lagging sales and ongoing deterioration in the real estate market, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $500,000 or more at least quarterly and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario—liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these nine credits approximated $79,000 at September 30, 2008. The $79,000 assumes a loss if the underlying real estate required liquidation currently. The remaining classified balance at September 30, 2008 pertained to one commercial borrower in the timber industry; this $2,546,000 credit relationship is secured primarily by accounts receivable and log inventory and secondly, by logging equipment. No allowance was deemed necessary for this credit under the SFAS 114 calculation at September 30, 2008. Although this timber credit was not past due as to either principal or interest, the long-term outlook for the hardwood industry is particularly troubling, and management is seeking to reduce its exposure under these lines. The Company continues to closely monitor real estate valuations in its markets, particularly given lingering distress in the coastal real estate sector and the overall economy, and consider any implications on the allowance for loan losses and the related provision. The $1,714,000 nonaccrual relationship mentioned on the prior page was separately included in the SFAS No. 114 analysis with a specific allowance of $301,000; the resultant charge-off of $274,000 could not be finalized until updated appraisal and other site information was received. No additional relationships have been identified as impaired under SFAS 114 subsequent to September 30, 2008. As further discussed in the Allowance for Loan Losses subsection of this Analysis, management believes the allowance was adequate at September 30, 2008.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The nine-month provision for loan losses at September 30, 2008 totaled $496,000, and net charge-offs, $255,076. The comparable provision and net charge-off amounts at September 30, 2007 were $205,000 and $36,895. Economic uncertainties on real estate-secured loans and credits pertaining to the timber industry were primary factors in the 2008 provision; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 0.13% of average loans at September 30, 2008 compared to 0.02% at September 30, 2007 and 0.07% in 2006. A $112,000 charge-off on a nonaccrual real estate loan comprised 43% of total charge-offs at September 30, 2008. Subsequent to September 30, the Company recognized an additional $274,000 charge-off on a separate $1,714,000 relationship discussed earlier. As noted in other sections of this Analysis, the Company is committed to the early recognition of problem loans and an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses Nine Months Ended September 30,	2008	2007	2006
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,510	$4,240	$4,311
Provision for loan losses	496	205	60
Charge-offs:
Commercial, financial, and agricultural	77	28	80
Real estate – construction	10	16	1
Real estate – mortgage	127	9	23
Consumer, including credit cards	136	171	152

Total charge-offs	350	224	256

Recoveries:
Commercial, financial, and agricultural	15	65	15
Real estate – construction	1	—	—
Real estate – mortgage	8	21	12
Consumer, including credit cards	71	101	103

Total recoveries	95	187	126

Net charge-offs	255	37	119

Allowance for loan losses at end of period	$4,751	$4,408	$4,245

Net loans outstanding[1] at end of period	$272,301	$273,709	$238,918

Average net loans outstanding[1] at end of period	$267,083	$268,165	$234,098

Ratios:
Allowance to net loans	1.74%	1.61%	1.78%

Net charge-offs to average loans[2]	0.13%	0.02%	0.07%

Provision to average loans[2]	0.25%	0.10%	0.03%

Recoveries to total charge-offs	27.14%	83.53%	50.78%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses at least quarterly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers prior loss experience, the risk rating distribution of the portfolio, the impact of current internal and external influences on credit loss, and levels of nonperforming loans. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors established are based on an analysis of historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element also requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at September 30, 2008.

Other Commitments

Other than replacement of the branch facility in Yulee, Florida, renovation of other SEB offices, and purchase of Check 21 hardware and software, the Company had no material plans or commitments for capital expenditures as of September 30, 2008. Estimated remaining costs associated with new construction, renovations-in-progress, and equipment purchases at September 30, 2008 were $1,200,000.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a relatively large, stable deposit base and secured advances from the FHLB. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2008, loans1 and investment securities with carrying values exceeding $160,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 83% of the funding base at September 30, 2008, down 200 basis points from year-end 2007 levels. The year-to-date variation in core deposits is largely attributable to an increase in high-dollar time certificate balances held by local government customers. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $12,902,507 at September 30, 2008 versus $12,974,523 at December 31, 2007. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2008 totaled $2,000,000, of which $1,317,507 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $33,415,000. Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at September 30, 2008, unused borrowings, which are subject to collateral requirements, approximated $55,491,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

To ensure uninterrupted access to federal funds lines as needed, the Company plans to participate in the FDIC Temporary Liquidity Guarantee Program for Debt (“Debt Program”) announced in October. This Debt Program guarantees interbank funding through July 1, 2009 for a 75 basis points fee based on certain averages outstanding. Although most of the Company’s correspondents have indicated they will not mandate participation in the Debt Program, the Company believes participation is prudent given uncertainties prevalent in the market. The one correspondent currently requiring secured lines or Debt Program participation has not singled out the Company; its requirements apply uniform to all its respondents.

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

Deposits

Deposits dropped $22,352,818 or 6.17% since year-end 2007. Interest-bearing deposits fell $14,725,549 or 4.95% while noninterest-bearing deposits declined $7,627,269. The majority of the decline in interest-bearing deposits was centered in NOW balances, particularly local government balances. Governmental NOW balances fell due to seasonal variation and the loss of certain accounts upon contract expiration; retention of these particular accounts was simply not profitable. More specifically, NOW balances fell $26,445,939, and savings, $4,318,625; money market balances and time certificates grew $8,272,574 and $7,766,441. Ironically, most of the growth in money market accounts and large dollar certificates resulted from separate government relationships. Time certificate balances of $100,000 or more comprised $6,594,247 of the nine-month growth in certificates and 47% of certificate totals at September 30, 2008. Lower balance certificate totals grew $1,172,193 or 1.77% since December 31, 2007 as customers moved funds from savings to increase available returns. Funding costs associated with deposits declined 13.09% overall at September 30, 2008 versus September 30, 2007 due to moderate reductions in cost of funds; see the Results of Operations section of this Analysis for more details. No single factor precipitated the decline in noninterest-bearing deposits; these balances tend to be somewhat cyclical. To provide reassurance to customers, the Company has decided to participate in the FDIC Temporary Liquidity Guarantee Program for Noninterest-Bearing Deposits (“Deposit Program”) that will provide full deposit insurance for noninterest-bearing transaction accounts, regardless of dollar amount, until December 31, 2009. The Company will incur a 10 basis points surcharge, currently estimated to cost less than $5,000 per year, on its deposit insurance for accounts not otherwise covered by the existing deposit insurance limit of $250,000. Overall, interest-bearing deposits comprised 83.28%, and noninterest-bearing deposits, 16.72%, of total deposits at September 30, 2008. The distribution of interest-bearing balances at September 30, 2008 and certain comparable quarter-end dates is shown in the table on the next page.

	September 30, 2008		December 31, 2007		September 30, 2007
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$97,981	34.63%	$116,154	39.03%	$94,454	34.49%
Savings	58,453	20.66%	62,772	21.09%	67,574	24.68%
Time certificates < $100,000	67,320	23.80%	66,148	22.23%	63,551	23.21%
Time certificates >= $100,000	59,140	20.91%	52,546	17.65%	48,264	17.62%

Total interest-bearing deposits	$282,894	100.00%	$297,620	100.00%	$273,843	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $21,656,000 and $39,525,000 of the overall deposit base at September 30, 2008 and December 31, 2007. The Company had no brokered deposits at September 30, 2008.

Approximately 82% of time certificates at September 30, 2008 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $10,000,000 at September 30, 2008, up 50% from year-end 2007. One $5,000,000 advance, which was also outstanding December 31, 2007, matures March 17, 2010 and accrues interest at an effective rate of 6.00%, payable quarterly. This advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on this advance approximated $225,000. On September 17, 2008, the Company obtained an additional short-term advance for $5,000,000 at an effective rate of 2.73% to provide temporary liquidity. On October 16, this short-term advance was refinanced for an additional 32 days at 2.76%, and a third $5,000,000 floating rate advance with no set maturity (FHLB daily rate credit program) was obtained. Approximately $32,977,000 in qualifying residential and commercial real estate loans was pledged to collateralize current and future advances under this line of credit at September 30.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at September 30, 2008.

	Repricing Within
Interest Rate Sensitivity September 30, 2008	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)
Interest Rate Sensitive Assets
Securities[1]	$5,352	$5,644	$44,897	$49,537	$105,430
Loans, gross[2]	165,097	25,197	70,765	7,448	268,507
Other assets	1,243	—	—	—	1,243

Total interest rate sensitive assets	171,692	30,841	115,662	56,985	375,180

Interest Rate Sensitive Liabilities
Deposits[3]	182,434	77,793	22,667	—	282,894
Federal funds purchased	1,585	—	—	—	1,585
U.S. Treasury demand note	1,318	—	—	—	1,318
Federal Home Loan Bank advances	5,000	—	5,000	—	10,000

Total interest rate sensitive liabilities	190,337	77,793	27,667	—	295,797

Interest rate sensitivity gap	$(18,645)	$(46,952)	$87,995	$56,985	$79,383

Cumulative gap	$(18,645)	$(65,597)	$22,398	$79,383

Ratio of cumulative gap to total rate sensitive assets	(4.97)%	(17.48)%	5.97%	21.16%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	90.20%	75.54%	107.57%	126.84%

Cumulative gap at December 31, 2007	$(10,016)	$(41,623)	$47,258	$79,738

Cumulative gap at September 30, 2007	$(17,985)	$(39,198)	$56,378	$90,034

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

As shown in the preceding table, the Company’s cumulative gap position remained negative through the short-term repricing intervals at September 30, 2008, approximating $(18,645,000) at three months and $(65,597,000) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at September 30, 2008 totaled $55,702,000 at three months and $8,750,000 at twelve months, effectively reflecting the Company’s asset sensitive position. Compared to year-end 2007, the cumulative three-month gap position widened 86.15%, and the one-year gap, 57.60%, at September 30, 2008. The widening of the short-term gap position at September 30, 2008 was chiefly attributable to reductions in securities with original maturities of 90 days or less. Other than seasonal variations, mainly in deposit balances, no significant changes are anticipated in the gap position during the remainder of 2008; however, as further discussed below, the aggressive rate cuts promulgated by the Federal Reserve have negatively affected net interest income in 2008. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 300 basis points rise in rates over the next twelve months would increase net interest income approximately 7%; a gradual 300 basis points drop in rates would reduce net interest income approximately 8.00%. An immediate downward shock of 200 basis points would adversely impact net interest income approximately 14% over the next year; a similar upward shock would increase net interest income approximately 10%. Limitations inherent with simulation modeling include: a) In a down rate environment, competitive and other factors constrain timing of rate cuts on deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); and b) changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast.

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

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. At September 30, 2008, the Company’s ratios totaled 17.98%, 19.23%, and 13.63%. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented.

In October 2008, the Treasury announced a Capital Program to provide capital and restore confidence in banks and their holding companies. Under the Capital Program, the Treasury will inject capital directly into approved bank holding companies by buying senior preferred shares totaling between 1% – 3% of risk-weighted assets. Dividends on the preferred shares will accrue 5% annually the first five years and 9% thereafter until redeemed. In exchange for the capital injection, the Treasury will receive warrants equal to 15% of its investment. Although the Company is confident that it would qualify for the Capital Program due to its strong financial condition, the Company has decided not to apply simply because its capital levels are already strong and able to withstand substantial declines before reaching minimum or even “capital adequate” levels by regulatory standards. Additionally, the Company remains able to take advantage of market opportunities presented by the current crisis without the Treasury injection. However, as discussed on the next page, the Company has cut its dividends and suspended its stock buyback program in order to preserve capital during the current economic cycle. The Company is committed to maintaining its well-capitalized status.

The Company’s capital ratios for the most recent periods are presented in the table below:

Capital Ratios	September 30, 2008	December 31, 2007	September 30, 2007
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$58,716	$56,721	$56,022
Intangible assets and other adjustments	(405)	(448)	(463)

Total Tier 1 capital	58,311	56,273	55,559

Tier 2 capital:
Portion of allowance for loan losses	4,062	3,930	3,852
Allowable long-term debt	—	—	—

Total Tier 2 capital	4,062	3,930	3,852

Total risk-based capital	$62,373	$60,203	$59,411

Risk-weighted assets	$324,276	$313,827	$307,605

Risk-based ratios:
Tier 1 capital	17.98%	17.93%	18.06%

Total risk-based capital	19.23%	19.18%	19.31%

Tier 1 leverage ratio	13.63%	13.60%	13.81%

Realized shareholders’ equity to assets	14.13%	13.00%	13.93%

Book value per share grew a modest $0.64 or 3.59% during the first nine months of 2008 to $18.49 at September 30, 2008. Dividends declared totaled $0.50, up 16.00% or $0.08 from 2007. The increase in the declared dividend at September 30, 2008 versus 2007 resulted primarily from a change in dividend structure: Traditionally, the Company has declared regular quarterly dividends, and in the fourth quarter, an “extra” dividend for payment the following January; in 2007, the Company did not declare an “extra” dividend, intending for future dividends to be paid in equal installments over four quarters, eventually in the same quarter as declared. In 2006, the regular quarterly dividends totaled $0.135 per share, and the extra dividend, $0.48. In 2007, although the dividend declared was $0.67 for the year or $0.14 per quarter, the paid dividend totaled $1.035. In February 2008 and also in August, the Company declared a regular quarterly dividend of $0.25. Management believes the new payment schedule better aligns the Company with market practices.

Notwithstanding the new payment schedule, on November 12, 2008, the Board approved a 50% reduction in the quarterly dividend from $0.25 per share to $0.125 per share. The reduction reflects management’s proactive management of capital through a period of economic uncertainty in the financial industry. The dividend reduction strengthens the Company’s overall balance sheet by retaining not only capital but also cash. Not surprisingly, regulators are encouraging financial companies to set dividend payouts with the current economic crisis in mind. The announced dividend will be payable December 10 to shareholders of record on November 26. For more specifics on the Company’s dividend policy, refer to the subsection immediately following.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. From 2000 - 2007, the Company repurchased 402,466 shares on the open market and through private transactions at an average price of $20.64 per share. Year-to-date, the Company purchased an additional 2,000 shares at an aggregate purchase price of $42,126 or $21.06 per share. The maximum consideration available for additional purchases, at prices to be determined in the future, is $6,649,969. Although the current authorization will remain in effect, the Company has suspended additional treasury purchases until the economy stabilizes. There is no expiration date for the treasury authorization.

Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, declined $2,259,664 at September 30, 2008 compared to year-end 2007 due mainly to market losses on corporate holdings. Further details on corporate and other investment securities and their associated fair values are contained in the Financial Condition section of this Analysis.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its bank subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from SEB. In turn, the Company uses regular dividends paid by SEB in order to pay dividends to its own shareholders. Unless an exception is granted, state banking regulations limit the amount of dividends SEB may pay to 50% of prior year earnings. Through September 30, SEB had paid 75%, or $2,373,018, of the $3,164,000 in cash dividends available to the Company in 2008 without regulatory approval. Due to declines in SEB’s net income, the Company expects that dividends from SEB will drop approximately 37% in 2009.

Results of Operations

Net income for the third quarter of 2008 totaled $1,141,503, down $521,266 or 31.35% from September 30, 2007 and 10.41% from June 30, 2008. On a per share basis, quarterly earnings totaled $0.36 at September 30, 2008 versus $0.52 at September 30, 2007 and $0.40 at June 30, 2008. Year-to-date, net income fell $1,362,238 to $3,624,647 at September 30, 2008 from $4,986,885 in 2007. Per share income for the nine-month period approximated $1.14 at September 30, 2008 versus $1.55 at September 30, 2007. The return on beginning equity for the nine-month period totaled 8.52% at September 30, 2008, down from 12.60% at September 30, 2007. A reduction in net interest margin was the overriding factor in the 2008 results. Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Due to asset sensitivity and margin compression, net interest income declined $643,022 or 13.23% during the third quarter of 2008 compared to 2007. Year-to-date, net interest income fell $1,900,363 or 12.92% from 2007. Simply put, asset sensitivity means earnings on loans and other assets generally decline quicker than expenses on deposits and other liabilities when rates drop. Rate movements promulgated by the Federal Reserve in 2008 to-date have been particularly rapid and aggressive: Prime dropped from 7.25% at December 31, 2007 to the current rate of 4.00% by October 30, 2008. Loans tied to prime and other variable indexes reprice instantaneously in a down rate environment, and securities with call or other prepayment features are normally redeemed prior to stated maturity and replaced at lower rates. Management has cut deposit rates multiple times in 2008 although competitive and other factors preclude simultaneous and proportionate declines in these rates. Reducing cost of funds in the current economic cycle has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit costs higher and lowered margins and spreads for competitor banks attempting to maintain market share. Following the nine-month trend, net interest income for the entire fiscal 2008 is projected to lag 2007 results by approximately 14%. To recap, the net interest margin approximated

4.51% at September 30, 2008 versus 5.39% a year ago; the interest rate spread, 3.91% versus 4.42%. Interest earnings on loans and other earning assets fell $3,657,053 and $13,749, while earnings on investments and federal funds sold increased $743,722 and $41,182 from same period results in 2007. Significant declines in asset yields precipitated the 2008 results. Asset yields averaged 6.65% year-to-date at September 30, 2008 versus 7.96% in 2007; see the interest differential table on page 23 for more details on changes in interest income attributable to volume and rates at September 30, 2008 versus 2007. Interest expense on deposits and other borrowed funds declined $625,857 or 24.72% during the third quarter of 2008 versus 2007 and $985,535 year-to-date. Cost of funds dropped 80 basis points from 2007 levels, totaling 2.74% at September 30, 2008 versus 3.54% at September 30, 2007. The reduced funding costs resulted primarily from lower rates on NOW/MMA and savings deposits at September 30, 2008 compared to 2007. As previously discussed, higher average balances, competitive pressure, and the aforementioned lag effect have constrained desired rate reductions in time certificates. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit fluctuations and the Company’s asset sensitivity.

The intense competition for loans and particularly deposits continues in 2008 and shows no sign of abating. The high number of financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass, grow, and maintain market share. Volume of assets and deposits become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances[6] Nine Months Ended September 30,	2008			2007
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$267,083	$14,583	7.29%	$268,165	$18,265	9.11%
Federal funds sold	4,687	90	2.56%	1,262	49	5.19%
Taxable investment securities[3]	93,242	3,514	5.03%	78,481	2,720	4.63%
Tax-exempt investment securities[3,4]	27,210	1,350	6.63%	29,562	1,445	6.54%
Other assets	1,053	38	4.82%	1,096	51	6.22%

Total interest-earning assets	$393,275	$19,575	6.65%	$378,566	$22,530	7.96%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$109,830	$1,237	1.50%	$92,211	$1,920	2.78%
Savings	61,669	453	0.98%	69,469	1,128	2.17%
Time certificates	125,777	4,267	4.53%	102,890	3,807	4.95%
Federal funds purchased	3,834	90	3.14%	3,931	160	5.44%
U.S. Treasury demand note	623	10	2.14%	835	32	5.12%
Federal Home Loan Bank advances	5,255	231	5.87%	5,000	224	6.00%

Total interest-bearing liabilities	$306,988	$6,288	2.74%	$274,336	$7,271	3.54%

Excess of interest-earning assets over interest-bearing liabilities	$86,287			$104,230

Interest rate spread			3.91%			4.42%

Net interest income		$13,287			$15,259

Net interest margin			4.51%			5.39%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2008 and 2007. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1] Nine Months Ended September 30,	2008 Compared to 2007 Increase (Decrease) Due to
	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$(73)	$(3,609)	$(3,682)
Federal funds sold	76	(35)	41
Taxable investment securities	542	252	794
Tax-exempt investment securities[3]	(116)	21	(95)
Other interest-earning assets	(2)	(11)	(13)

Total interest income	427	(3,382)	(2,955)

Interest expense
Interest-bearing demand deposits[4]	317	(1,000)	(683)
Savings	(115)	(560)	(675)
Time certificates	796	(336)	460
Federal funds purchased[5]	(4)	(66)	(70)
U.S. Treasury demand note	(7)	(15)	(22)
Federal Home Loan Bank advances	11	(4)	7

Total interest expense	998	(1,981)	(983)

Net change in net interest income	$(571)	$(1,401)	$(1,972)

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

Noninterest Income and Expense

Noninterest income increased $249,336 or 26.97% during the third quarter of 2008 compared to 2007 and $280,201 year-to-date. Key elements in the quarterly and year-to-date results included:

a)	Investment securities gains, net: As further discussed in the Financial Condition section of this Analysis, the Company recognized a net gain of $19,125 on the sale of mortgage-backed and Agency securities totaling $6,173,214 in the third quarter of 2008. No securities were sold during the first half of 2008. In 2007, the Company recognized a $36,843 loss on the sale of securities in the third quarter and a $97,785 gain for the nine months.

b)	Service charges on deposit accounts: Service charges on deposit accounts grew $120,360 on a quarterly basis and $204,024 or 10.30% year-to-date. Approximately 50% of the 2008 improvement was attributable to increased analysis charges on commercial accounts; the remaining improvement resulted from higher volume of NSF and regular checking fees.

c)

Other operating income: The other operating portion of noninterest income grew $73,008 during the third quarter of 2008 versus 2007 and $154,837 year-to-date. The recognition of $58,257 quarterly income and $175,132 year-to-date income on bank-owned life insurance was the predominant factor in the comparative results. Specifically, the Company purchased $5,000,000 in bank-owned life insurance in November 2007; this single premium insurance currently yields 7.00% on a federal taxable-equivalent basis. By type and amount, the chief components of other operating income at September 30, 2008 were surcharge fees – ATM, $299,297; mortgage origination fees, $226,268; income on bank-owned life insurance, $175,132; income on sale of check products, $82,776; safe deposit box rentals, $67,649; and commissions on the sale of credit life insurance, $72,536. Together, these six income items comprised 82.69% of other operating income at September 30, 2008. In 2007, these same income components comprised 80.57% of other operating income. The Company has been expanding and revamping its mortgage origination department and is optimistic that these initiatives will increase fee production and cross-sell opportunities long-term.

Noninterest expense increased $264,556 during the third quarter of 2008 compared to 2007 and $335,761 or 3.30% year-to-date. The main factors impacting quarterly and year-to-date results comprised:

a)	Salaries and employee benefits: Personnel costs declined a nominal 0.66% or $40,833 year-to-date. Declines in incentive accruals accounted for virtually all of the variation as base salary expense actually increased year-over-year and fringe benefit costs remained flat. The vast majority, or 84%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2008. Profit-sharing accruals and other fringe benefits constituted the remaining 5% and 11% of employee expenses. The division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2008.

b)	Occupancy and equipment, net: When compared to the same periods in 2007, net occupancy and equipment expense increased $118,123 on a quarterly basis and $191,233 year-to-date. Renovation expenses at three branch facilities and operating costs & depreciation associated with technology programs and the Company’s permanent facility at 15 Trade Street in Brunswick were primary factors in the increase.

c)	Other operating expense: Other operating expenses increased $185,361 or 9.47% year-to-date; net losses versus gains on sales of foreclosed real estate and other assets, increased ATM processing costs, and increased clearing charges with correspondent banks, particularly the Federal Reserve, were chief variables. Recent implementation of Check 21 (electronic submission of checks) should reduce clearing expenses during the fourth quarter of 2008 and beyond. Besides advertising expense, which approximated $225,000 in 2008 and $235,000 in 2007, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2008 or 2007.

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

Various other accounting proposals affecting the banking industry are pending with the Financial Accounting Standards Board and other regulatory authorities. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

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

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (CEO”), Chief Financial Officer (“Treasurer”), and other members of management. The CEO and Treasurer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is likely to materially affect, such internal controls.

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

Part II – Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first nine months of 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and Bylaws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990

Exhibit 10	2006 Stock Option Plan

Exhibit 31.1	Rule 13a-14(a) Certification of CEO

Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer

Exhibit 32	Section 1350 Certification of CEO/Treasurer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer
(Chief Accounting Officer)

Date: November 14, 2008