Form 10-K
period 2008-12-31
SOUTHEASTERN BANKING CORP
filed 2009-04-23
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates on June 30, 2008 was approximately $43,860,000 (based on a per share price of $21.00 on over-the-counter trades executed by principal market-makers). For purposes of this calculation, the Registrant has assumed that its directors, principal shareholders, and executive officers are affiliates.

As of April 13, 2009, the Registrant had 3,158,331 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference in Part IV, Item 15.

The Registrant’s Specimen Common Stock Certificate filed on April 30, 2001 on Form 8-A is incorporated by reference in Part IV, Item 15.

Portions of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 are incorporated by reference in Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2009 are incorporated by reference in Part III.

PART I

Item 1.	Business.

1. History and Organization. Southeastern Banking Corporation (the “Company”) and its wholly-owned subsidiary, Southeastern Bank (“SEB” or the “Bank”), offer a broad range of banking services to meet the financial needs of consumer and commercial customers in southeast Georgia and northeast Florida. The Company’s corporate offices are located at 1010 North Way Street, Darien, Georgia.

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

In February 2003, the Company opened a loan production office in Brunswick, Georgia. In November 2004, a full service banking facility was opened at 15 Trade Street in Brunswick, and the loan production office closed. In January 2007, the Company opened a new branch at 601 Palisade Drive in the Southport area of Brunswick.

2. Business. SEB, the Company’s commercial bank subsidiary, offers traditional banking products and services to commercial and individual customers in its markets. The Bank’s product line includes loans to small- and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, agricultural production loans, long-term mortgage originations, home equity loans, consumer loans, and a variety of commercial and consumer demand, savings, and time deposit products. SEB also offers internet banking, on-line cash management, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, and access to a network of ATMs. In addition, through an affiliation with Raymond James Financial Services, SEB also provides securities brokerage and investment advisory services. At December 31, 2008, SEB operated seventeen full-service banking offices with total assets approximating $433,000,000. A list of SEB offices is provided in Part I, Item 2.

The Federal Reserve Bank of Atlanta is the principal correspondent of SEB; virtually all checks and electronic payments are processed through the Federal Reserve. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama.

At December 31, 2008, the Company and its subsidiary had 164 full-time and 6 part-time employees. The Company offers a competitive compensation and benefits package to its employees, and management considers its employee relations to be good.

3. Competition. The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. In its markets, the Company faces direct competition from both larger regional banks and smaller community banks, thrifts, and credit unions in attracting and retaining commercial and consumer accounts. Competition is amplified in some smaller markets as more financial service providers compete for fewer customers. The Company also faces increasingly aggressive competition from other domestic lending institutions and numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously reserved for commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions, potentially changing the competitive environment in which the Company conducts its business significantly. Certain of the Company’s competitors have greater financial resources or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract customers, either of which would adversely affect the Company’s profitability.

Although competition is fierce and ever-changing, the Company believes that its experience and strong community ties result in a higher level of service to small and medium-sized businesses and consumers. By being smaller and less bureaucratic than regional and national competitors, the Company can oftentimes operate with greater flexibility and provide more timely responses in meeting customer needs.

The Company’s ability to expand remains subject to various federal and state laws.

4. Supervision and Regulation. As a bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (“GDBF”), with branches in Georgia and Florida, is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation (“FDIC”). SEB is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of SEB. In addition to the impact of regulation, the Company’s financial position and results of operation are also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. Techniques used by the Federal Reserve include setting reserve requirements of financial institutions and establishing rates on borrowings. The Federal Reserve also conducts open market transactions in United States Government securities.

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

A number of obligations and restrictions imposed on bank holding companies and their bank subsidiaries by federal law and regulatory policy are designed to reduce potential loss exposure to bank depositors and to the FDIC insurance fund in the event of actual or possible default. For example, Federal Reserve policy requires a bank holding company to serve as a source of financial strength to, and commit resources to support, its bank subsidiaries where it might refuse absent such policy. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the applicable institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as those terms are defined under regulations issued by each of the federal banking agencies.

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders’ equity, minority interests, and qualifying preferred stock, less goodwill and other adjustments, as applicable. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for credit losses up to a certain amount, and a portion of any unrealized gain on equity securities, also as applicable. The sum of Tier 1 and Tier 2 capital represents the Company’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

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

Regulators also must take into consideration: (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as part of an institution’s regular safety and soundness examination. Regulators have expressed the need for increased capital requirements for bank holding companies and their subsidiaries; management expects that minimum required capital levels will increase in the future.

There are various legal and regulatory limits on the amount of dividends and other funds SEB may pay or otherwise supply the Company and likewise, dividends the Company may pay its shareholders. In the current financial and economic environment, the Federal Reserve has cautioned bank holding companies about dividend policy and discouraged high payout ratios unless both asset quality and capital are stellar. See Part II, Item 5 for current dividend guidance. Additionally, federal and state regulatory agencies have the authority to prevent a bank or bank holding company from engaging in any activity that, in the opinion of the agency, would constitute an unsafe or unsound practice. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

The FDIC merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) to form the Deposit Insurance Fund (“DIF”) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC recently increased the amount of deposits it insures from $100,000 to $250,000. This increase is temporary and will continue through December 31, 2009. Additionally, under the temporary liquidity guarantee program (the “TLGP”), transactional accounts are fully insured, as described below. The Bank pays an insurance premium into the DIF based on the total amount in each individual deposit account held at the Bank, up to $250,000 for each account. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Recently, the FDIC increased the amount assessed on financial institutions by increasing its risk-based deposit insurance assessment scale uniformly by seven basis points for first quarter 2009. The assessment scale for first quarter 2009 will range from twelve basis points of assessable deposits for the strongest institutions to fifty basis points for the weakest. Effective the second quarter of 2009 and beyond, the assessment scale will range from seven to seventy seven and a half basis points. Additionally, the FDIC has proposed a special emergency assessment of twenty basis points based on June 30, 2009 deposits. The increased assessments and proposed emergency assessments will significantly affect the Bank’s profitability in 2009 and future years.

On October 14, 2008 and subsequently amended, the FDIC announced the TLGP that guarantees certain debt issued and the transactional accounts of financial institutions. The Company has opted to participate in both the FDIC’s debt guarantee and transaction account guarantee programs although the Company has no present intention to utilize the debt guarantee program. The FDIC assesses insurance premiums from participating depository institutions to fund the FDIC’s obligations under both the debt guarantee program and the transaction account guarantee program. With respect to the debt guarantee program, the FDIC insures all senior, unsecured debt with a maturity of 31 days or more until the earlier of December 31, 2012 or the maturity of the debt. The FDIC assesses a fee, payable upon issuance, for participation in the debt guarantee program on a graduated scale, depending on debt maturity. With respect to the transaction account guarantee program, the FDIC insures the funds in all noninterest-bearing transaction accounts greater than $250,000, including NOW accounts with rates of 0.50% or less, until December 31, 2009. The FDIC assesses an annualized fee of 10 basis points on balances in noninterest-bearing transaction accounts exceeding $250,000.

FDIC regulations require that management report annually on its responsibility for preparing its institution’s financial statements, establishing and maintaining an internal control structure and procedures for financial reporting, and compliance with designated laws and regulations concerning safety and soundness.

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

The USA Patriot Act of 2001 (“Patriot Act”) substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, and clarifies the safe harbor from civil liability to customers. The United States Department of the Treasury (the “Treasury Department”) has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain accounts for “non-United States persons” or their representatives to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Bank regulators are focusing their examinations on anti-money laundering compliance, and the Company continues to enhance its anti-money laundering compliance programs, as applicable.

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

5. Securities Exchange Act Reports. Through its Internet website at www.southeasternbank.com, the Company provides a direct link to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Reports accessible from this link include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy materials. Copies of these filings may also be obtained free of charge directly from the Securities and Exchange Commission (“SEC”) website at www.sec.gov. Additionally, the public may read and copy any materials the Company files with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Difficult market conditions and economic trends have adversely affected our industry and our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors in our markets experienced an economic downturn that accelerated through 2008. As a result of this significant downturn, we experienced significant declines in the housing market with decreasing home prices and increasing delinquencies and foreclosures, which have negatively impacted the credit performance of construction and development and mortgage loans and resulted in significant write-downs of assets by many financial institutions. At the same time, competition among depository institutions for deposits and quality loans has increased significantly. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow compared to recent years. These market conditions and the tightening of credit have led to increased deficiencies in our loan portfolio, increased market volatility, and a widespread reduction in general business activity.

As a result of the negative developments in the financial industry, new federal and state laws and regulations regarding lending and funding practices and liquidity standards have been enacted. Bank regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations. Difficult market conditions and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate loans.

Deteriorating credit quality, particularly with respect to loans secured by real estate, has adversely impacted us, and may continue to adversely impact us, leading to higher loan charge-offs and/or an increase in our provision for loan losses.

The second half of 2007 through 2008 was highlighted by volatility in the real estate and housing market along with significant mortgage loan-related losses reported by many other financial institutions. At December 31, 2008, approximately 79% of our total loans were collateralized by real estate, including $121,194,083 in construction and development loans. The vast majority of our construction and development loans as well as non-performing assets are in our coastal Georgia markets. Most of our residential builders construct houses in the $150,000—$250,000 selling price range and carry inventories of lots for new construction. The supply of vacant, developed lots has increased as the number of new building permits and housing starts declined. It may take several years for the market to fully absorb the existing lot inventories in some areas. Overall, construction and development loans comprised 50.41% of our nonperforming loans, 40.00% of loans past due 90 days or more, and 32.53% of loans past 30-89 days at December 31, 2008.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.

Since October 2008, a host of legislation has been enacted in response to the financial crises affecting the banking system and financial markets:

•

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”) pursuant to which, the Treasury Department has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions under its Troubled Asset Relief Program (“TARP”) for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•

On October 14, 2008, the Treasury Department announced the Capital Purchase Program (“CPP”) under the EESA pursuant to which it would purchase senior preferred stock and warrants from participating financial institutions. Although the Company opted not to apply for the Capital Purchase Program, the Program has provided needed assistance for peer and correspondent financial institutions.

•

On November 21, 2008, the FDIC adopted a Final Rule with respect to its TLGP pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, noninterest-bearing bank transaction accounts. As discussed in Item 1, Part III, the Company is participating in the TLGP.

•

On February 10, 2009, the Treasury Department announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

•

On February 18, 2009, President Obama signed the America Recovery and Reinvestment Act (“ARRA”), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

•

On March 23, 2009, the Treasury Department announced a new program to remove troubled loans and securities from insured financial institutions. The program includes equity sharing and guaranteed debt funding to be used to purchase eligible assets. Additional details on the program will be provided by the Treasury Department.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system. There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the Capital Purchase Program, the Financial Stability Plan, the ARRA, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. Government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

Programs established by the FDIC under systemic risk rules may adversely affect us whether we participate or not. Our participation in the TLGP requires we pay additional insurance premiums to the FDIC. Additionally, the FDIC has increased premiums on insured accounts because market developments, including the increase in bank failures, have significantly depleted its insurance funds and reduced the ratio of reserves to insured deposits.

Our net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets, and competition in our primary market area.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as loans and investment securities, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income.

The Federal Reserve reduced benchmark interest rates federal funds on three separate occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008. A significant portion of our loans, including residential construction and development loans and other commercial loans, bear interest at variable rates. The interest rates on a significant portion of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we pay on our deposits and other liabilities may not change in the same amount or at the same rates. Accordingly, declines in interest rates may reduce our net interest income. Conversely, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans, which are a major component of our loan portfolio. Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets, including loans and securities, may limit our ability to borrow additional funds or result in lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Increased non-performing loans and the decrease in interest rates reduced our net interest income during 2008 and could cause additional pressure on net interest income in future periods. This reduction in net interest income may also be exacerbated by the competition we face in our primary market area. Any significant reduction in our net interest income will negatively affect our business and could have a material adverse impact on our capital, financial condition, and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decrease.

Our success depends, to a significant extent, on the quality of our assets, particularly loans. Like other financial institutions, we face the risk that our customers will not repay their loans, the collateral securing the payment of those loans may be insufficient to assure repayment, and we may be unsuccessful in recovering the remaining loan balances. The risk of loss varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Management makes various assumptions and judgments about the collectibility of our loan portfolio after considering these and other factors. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover any loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and non-accruals, national and local economic conditions, and other pertinent information. However, those established loan loss reserves may prove insufficient. If we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further charge-offs, based on judgments different than those of management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and increase our cost of funds. In 2008, we recorded a $1,348,000 provision for loan losses compared to $305,000 in 2007. The increase was necessary to cover an increase in nonperforming loan volumes during 2008. We expect overall credit conditions and the performance of our loan portfolio to continue deteriorating in the near term. We expect to continue provisioning for loan losses in 2009 and beyond; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

We face strong competition from other financial services providers.

We operate in a highly competitive market for the products and services we offer. The competition among financial services providers to attract and retain customers is strong. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area and offer higher deposit rates. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national, and international financial institutions that operate offices in our market areas and elsewhere. Moreover, this highly competitive industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints and some have lower cost structures. While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification, and inability to spread our marketing costs across a broader market.

When customers move money out of bank deposits in favor of alternative investments or alternative means of completing financial transactions, we can lose a relatively inexpensive source of funds, increasing our funding costs and decreasing fee increase. Conversely, when customers move borrowing relationships to other parties, we lose interest income.

Our business is subject to the success of the economic conditions of the United States and the markets in which we operate.

The success of our business and earnings is affected by general business and economic conditions in southeast Georgia and northeast Florida and also, the larger national economy. If the communities in which we operate do not grow as anticipated or if prevailing economic conditions locally or nationally are unfavorable, our business may be negatively impacted. The current economic downturn, increase in unemployment, and other events that have negatively affected household and/or corporate incomes both nationally and locally have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest or principal on their loans. Furthermore, in the event of economic improvement in the future, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas if they do occur.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In the future, we may not have the benefit of a favorable interest rate environment, and the current weak real estate market may continue for an extended period of time. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Risks associated with unpredictable economic and political conditions may be amplified as a result of our limited market areas.

Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism, and other factors beyond our control may adversely affect our profitability. Because the majority of our borrowers are individuals and businesses located and doing business in southeast Georgia and northeast Florida, our success will depend significantly upon the economic conditions in those areas. Due to our limited market areas, these negative conditions may have a more noticeable effect on us than would be experienced by a larger institution more able to spread these risks of unfavorable local economic conditions across a large number of diversified economies.

Departures of our key personnel may harm our ability to operate successfully.

Our success has been and continues to be largely dependent upon the services of our senior management team, including our senior loan officers, many of whom have significant relationships with our customers. Our continued success will depend, to a significant extent, on the continued service of these key personnel.

We may need to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At some point we may need to raise additional capital to support our operations and any future growth, and although not presently anticipated, to protect against any further significant deterioration in our loan portfolio and other assets.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance. Recently, the volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to raise additional capital may be disrupted. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and our overall liquidity.

We have historically had access to alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, correspondent financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the overall economy. If our access to these sources of liquidity is diminished, or only available on unfavorable terms, then our net income, net interest margin, and our overall liquidity could be adversely affected.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. Many of these regulations are intended to protect depositors, the public, and the FDIC rather than shareholders. The laws and regulations applicable to the banking industry are changing rapidly to reflect the government’s concerns about the economy and the banking system, and we cannot predict the effects of these changes on our business and profitability. Changes to statutes, regulations or regulatory policies, and the interpretation and implementation of new statutes, regulations or policies, including EESA, TARP, the Financial Stability Plan, and the ARRA, could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products.

Fluctuations in our expenses and other costs may hurt our financial results.

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many of our competitors provides them with increased operational efficiencies, we must successfully manage such expenses. As our business develops, changes, or expands, additional expenses can arise.

We must respond to rapid technological changes and these changes may be more difficult or expensive than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology, and systems may become obsolete. Further, if we fail to adapt our products and services to emerging industry standards and technologies, we may lose current and future customers, which could have a material adverse effect on our business, financial condition, and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services, and technologies. These changes may be more difficult or expensive than we anticipate.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure such as banking services, processing, and Internet connections, and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to customers and otherwise to conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. We may not be insured against all types of losses as a result of third party failures, and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in our business infrastructure could interrupt operations or increase the costs of doing business.

Hurricanes and other natural disasters may adversely affect our loan portfolio and operations and increase the cost of doing business.

Large scale natural disasters may significantly affect our loan portfolio by damaging properties pledged as collateral and impairing the ability of certain borrowers to repay their loans. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. The ultimate impact of a natural disaster on future financial results is difficult to predict and will be affected by a number of factors, including the extent of damage to the collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure moratoriums and other accommodations granted to borrowers and other customers.

Negative public opinion could damage our reputation and adversely impact business and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract and/or retain customers and can expose us to litigation and regulatory action.

Changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board (“FASB”), and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. Because of the uncertainty surrounding our judgments and estimates pertaining to our accounting policies, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the Critical Accounting Policies in Part II, Item 7, and Note 1 to the Consolidated Financial Statements for more information.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit to the SEC is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results, and financial condition.

We may be involved from time to time in a variety of litigation, investigations, or similar matters arising out of our business. Our insurance may not cover all claims that may be asserted against us, and such claims, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Various domestic or international military or terrorist activities or conflicts could affect our business and financial condition.

Acts or threats of war or terrorism, actions taken by the United States or other governments in response to such acts or threats could negatively affect business and economic conditions in the United States. If terrorist activity, acts of war, or other international hostilities cause an overall economic decline, our financial condition and results of operations could be adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including war in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways we cannot predict.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 29% of our outstanding common stock as of December 31, 2008. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

Our ability to pay dividends is limited, and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of SEB to pay dividends to the Company is limited by its own obligation to maintain sufficient capital and by other general restrictions on its dividends that are applicable to Georgia banks and banks that are regulated by the FDIC. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our common stock. In the fourth quarter of 2008 and again in the first quarter of 2009, we reduced our quarterly dividends to shareholders due to capital considerations and earnings pressure. Such dividend reductions could adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Company Property. The Company’s executive offices are located in SEB’s main banking office at 1010 North Way Street, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has sixteen other banking offices in northeast Florida and southeast Georgia as shown in the table below:

Banking Offices

Florida	542238 US Highway 1 Nassau County Callahan, Florida 32011	463128 State Road 200 Nassau County Yulee, Florida 32097

Banking Offices, continued:

Florida	15885 County Road 108 Nassau County Hilliard, Florida 32046

Georgia	15 Trade Street Glynn County Brunswick, Georgia 31525	1501 GA Highway 40 East Camden County Kingsland, Georgia 31548

	601 Palisade Drive Glynn County - Southport Brunswick, Georgia 31523	105 Bacon Street Brantley County Nahunta, Georgia 31553

	620 S. Peterson Avenue Coffee County Douglas, Georgia 31533	910 Van Streat Highway Coffee County Nicholls, Georgia 31554

	15039 Highway 17 McIntosh County Eulonia, Georgia 31331	2004 Highway 17 Bryan County Richmond Hill, Georgia 31324

	4233 Second Street North Charlton County Folkston, Georgia 31537	2512 Osborne Road Camden County St. Marys, Georgia 31558

	14 Hinson Street Jeff Davis County Hazlehurst, Georgia 31539	414 Bedell Avenue Camden County Woodbine, Georgia 31569

4604 Main Street East Brantley County Hoboken, Georgia 31542

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

No matters were submitted to a vote of shareholders during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company’s stock trades publicly over-the-counter under the symbol “SEBC.” The high and low sales prices shown below are based on information being posted to electronic bulletin boards by market-makers in the Company’s stock. These market prices may include dealer mark-up, markdown, and/or commission. Prices paid on treasury stock purchases with non-brokers are excluded from these results.

The table below sets forth the high and low sales prices and the cash dividends declared on the Company’s common stock during the periods indicated.

Market Sales Price & Dividends Declared	Quarter		Sales Price		Dividends Declared
			High	Low
2008	4	th	$19.00	$12.90	$0.125
	3	rd	20.75	16.25	0.25
	2	nd	21.00	20.00	—
	1	st	23.15	19.75	0.25
2007	4	th	$26.50	$24.10	$0.25
	3	rd	29.00	25.60	0.14
	2	nd	29.00	27.25	0.14
	1	st	30.00	28.20	0.14
2006	4	th	30.00	27.25	0.615
	3	rd	28.50	28.00	0.135
	2	nd	27.75	27.15	0.135
	1	st	28.00	26.00	0.135

The Company had approximately 500 shareholders of record at December 31, 2008.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in prior years, the Company declared an “extra” dividend in the fourth quarter which was paid the following January. Effective in 2008, the Company no longer pays an “extra” dividend in January of each year; rather, any dividends are anticipated to be paid in equal installments over four quarters. In 2008, declared dividends were paid in January, April, September, and December. In 2009 and future years, declared dividends will be paid in the same quarter as declared – i.e. March, June, September, and December. The change in dividend structure was made to better align the Company with market practices. See the Capital Adequacy section of Part II, Item 7 for more details.

Notwithstanding the new payment schedule, the Board approved a 50% reduction in the quarterly dividend from $0.25 per share to $0.12  1/2 per share in the fourth quarter of 2008. The quarterly dividend was further reduced to $0.08  1/2 per share in the first quarter of 2009. The dividend reduction reflects management’s proactive management of capital through a period of economic uncertainty and earnings pressure in the financial industry. The dividend reduction strengthens the Company’s overall balance sheet by retaining not only capital but also cash. Not surprisingly, regulators are encouraging financial companies to set dividend payouts with the current economic crisis in mind. Management anticipates that the Company will continue to pay cash dividends albeit reduced from 2008 and 2007 levels.

The Company is a legal entity separate and distinct from its bank subsidiary, and its revenues depend primarily on the payment of dividends from SEB. State banking regulations limit the amount of dividends SEB may pay without prior approval of the regulatory agencies. The amount of cash dividends available from SEB for payment in 2009 without such prior approval is approximately $2,053,000. The Company does not expect to withdraw the entire amount available in 2009.

The Company manages capital through dividends and share repurchases authorized by the Board of Directors. Capital needs are assessed based on numerous factors, including the current economic climate and growth projections. In 2008, the Company repurchased 2,000 shares at an aggregate price of $42,127 and in 2007, 35,269 shares at an aggregate price of $951,576. As of December 31, 2008, the Company was authorized to purchase treasury shares valued at $6,649,968 under current Board resolutions. Any acquisition of additional shares will be dictated by market conditions and capital considerations. There is no expiration date for the treasury authorization.

Treasury purchases made during 2008 are summarized in the table below:

Share Repurchases - 2008	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January - April	—	—	—	$6,692,095
May	2,000	$21.06	2,000	6,649,968
June - December	—	—	—	6,649,968

Total	2,000	$21.06	2,000

[1]	On December 12, 2007, the Board of Directors increased the existing authorization for treasury stock purchases from $10,000,000 to $15,000,000.

Subsequent to December 31, 2008, the Company purchased an additional 18,000 treasury shares at an aggregate purchase price of $226,086 or $12.56 per share. The treasury purchase is expected to create additional value for shareholders long-term.

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Stock Index and The Carson Medlin Company’s Independent Bank Index (the “IBI”) for the five years commencing December 31, 2003 and ended December 31, 2008. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 on December 31, 2003. The IBI comprises a group of 25 independent community banks located in the southeastern United States.

	2003	2004	2005	2006	2007	2008
Southeastern Banking Corporation	100	104	118	124	110	61
Independent Bank Index	100	118	127	144	103	81
Nasdaq Index	100	114	112	125	99	73

Item 6.	Selected Financial Data.

Selected financial data for the last five years is provided in the table below and on the next page:

Financial Data	2008		2007	2006	2005	2004
(Dollars in thousands except per share data)

Summary of Operations:
Interest income	$24,798		$29,148	$26,513	$22,879	$20,773
Interest expense	8,093		9,905	6,869	4,269	3,498

Net interest income	16,705		19,243	19,644	18,610	17,275
Provision for loan losses	1,348		305	110	340	807
Noninterest income	3,570		5,153	3,728	3,529	3,861
Noninterest expense	14,048		13,708	13,577	12,447	11,983

Income before income tax expense	4,879		10,383	9,685	9,352	8,346
Income tax expense	1,329		3,352	3,110	2,877	2,543

Net income	$3,550		$7,031	$6,575	$6,475	$5,803

Net interest income - FTE	$17,356		$19,982	$20,371	$19,429	$18,061

Selected Average Balances:
Total assets	$429,152		$410,126	$388,869	$388,516	$380,411
Earning assets	393,756		379,257	360,589	359,743	352,373
Loans, net of unearned income	270,133		268,445	236,120	218,211	210,477
Investment securities	118,486		106,369	117,055	125,672	129,944
Deposits	356,559		343,209	328,491	329,762	323,208
Realized shareholders’ equity	58,192		55,335	52,581	50,912	48,800

Selected Year-End Balances:
Total assets	$434,987		$436,386	$410,302	$388,691	$400,755
Earning assets	402,039		395,918	375,129	357,272	368,555
Loans, net of unearned income	279,757		269,477	247,765	223,791	218,505
Allowance for loan losses	4,929		4,510	4,240	4,311	4,134
Investment securities	115,480		120,460	126,286	117,376	117,884
Deposits	349,810		362,056	341,951	328,801	339,310
Long-term debt	5,000		5,000	5,000	5,000	5,000
Treasury stock	8,350		8,308	7,356	6,757	4,816
Realized shareholders’ equity	58,259		56,722	52,784	50,089	48,881

Per Share Ratios:
Basic and diluted earnings	$1.12		$2.19	$2.04	$1.97	$1.75
Dividends declared	0.62	1/2	0.67	1.02	1.02	1.00
Realized book value	18.34		17.85	16.43	15.48	14.79

Common Share Data:
Outstanding at end of year	3,176,331		3,178,331	3,213,600	3,235,002	3,304,149
Basic and diluted weighted average outstanding	3,177,101		3,204,024	3,223,104	3,286,428	3,308,807

Financial Ratios and Other Data:
Profitability:
Return on average assets	0.83%		1.71%	1.68%	1.67%	1.53%
Return on beginning realized equity	6.26		13.32	13.13	13.25	12.45
Return on average realized equity	6.10		12.71	12.50	12.72	11.89

Financial Data, continued:	2008	2007	2006	2005	2004
(Dollars in thousands except per share data)

Financial Ratios and Other Data:
Net interest margin - FTE	4.41%	5.27%	5.65%	5.40%	5.13%

Asset Quality:
Net charge-offs to average loans[1]	0.34	0.01	0.08	0.07	0.24
Nonperforming assets to net loans[1] plus foreclosed/repossessed assets	3.59	0.40	0.51	0.67	0.69
Allowance to net loans[1]	1.76	1.67	1.71	1.93	1.89
Allowance for loan losses to nonperforming loans	0.69	6.16	4.40	3.35	3.87

Capital Adequacy:
Tier 1 capital ratio	17.40	17.93	18.36	19.73	18.92
Total capital ratio	18.66	19.18	19.61	20.98	20.17
Tier 1 leverage ratio	13.61	13.60	13.05	13.10	12.34
Dividend payout ratio	55.94	30.45	49.90	51.36	56.96

[1]	Net of unearned income

The realized book value per share and realized equity ratios exclude the effects of mark-to-market accounting for investment securities. In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect the treasury stock purchases made from 2004 - 2008. Additionally, financial ratios marked “FTE” are presented on a federal taxable-equivalent basis, using a tax rate of 34%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “Analysis”) should be read in conjunction with the Consolidated Financial Statements and related Notes. The Company’s accounting policies, which are described in Note 1 to the Consolidated Financial Statements and in the Critical Accounting Policies section of this Analysis, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the section entitled Forward-Looking Statements within this Analysis.

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation, with assets exceeding $434,986,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank, the Company’s principal subsidiary, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

FINANCIAL CONDITION

Consolidated assets totaled $434,986,549 at year-end 2008, down $1,399,168 or 0.32% from December 31, 2007. Declines in investment securities and cash & due from banks were the primary factors in the 2008 results. Specifically, investment securities declined $4,980,809, and cash & due from banks, which includes correspondent balances and cash letters in transit, fell $10,171,647; net loans grew a modest $9,861,129, and other real estate balances increased $3,325,290. Loans comprised approximately 70%, investment securities, 29%, and bank-owned life insurance, 1%, of earning assets at December 31, 2008 versus 68%, 31%, and 1% at December 31, 2007. Overall, earning assets approximated 91% of total assets at December 31, 2008 and 2007. During the year-earlier period, total assets grew $26,083,661 or 6.36%. An increase in loans outstanding, particularly real estate - construction balances, was the major element in the 2007 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

On a carrying value basis, investment securities declined $4,980,809 or 4.13% at December 31, 2008 compared to 2007. Purchases of securities during 2008, primarily comprising short-term securities with original maturities of 90 days or less, approximated $486,169,000, and redemptions, $488,809,000. The use of Agency discount notes to collateralize public funds was the predominant factor in the 2008 purchase and redemption activity. As further discussed on the next page, additional purchases in 2008 were centered in mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), U.S. Small Business Administration (“SBA”) participation certificates, FHLB and Federal Farm Credit Bank (“FFCB”) obligations, and corporate bonds. The Company recognized a net gain of $178,655 on the sale of $12,205,989 mortgage-backed and Agency securities in 2008; these securities were sold for liquidity purposes. In 2007, the Company recognized a net gain of $97,473 on the sale of securities totaling $12,086,010. The remaining redemptions both years were largely attributable to various issuers’ exercise of call options and prepayments in the normal course of business and in 2008, also to the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. In conjunction with asset/liability management, the Company continues to increase its proportionate holdings of non-Agency securities when feasible to reduce optionality in the portfolio. At December 31, 2008, mortgage-backed securities, corporates, and municipals comprised 23%, 19%, and 26% of the portfolio. Overall, securities comprised 29% of earning assets at December 31, 2008, down from 31% at year-end 2007. Including short-term Agency discount notes, the portfolio yield approximated 5.41% in 2008, up 23 basis points from 2007.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 55.05% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at December 31, 2008. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. During 2008, the Company purchased an additional $17,208,749 in conventional mortgage-backed securities issued by FNMA and FHLMC due to the spreads available in these investments relative to coupon agencies. Mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. In September 2008, the U.S. Government placed FNMA and FHLMC under regulatory conservatorship, easing credit concerns about these two entities. Fortunately, the Company did not own any FNMA or FHLMC common or preferred stock. Besides FNMA and FHLMC, the Company also owned Ginnie Mae mortgage securities with a carrying value of $571,442 at December 31, 2008. U.S. Government-sponsored Agency purchases and holdings in 2008 included FHLB, SBA, and FFCB obligations. Recently, credit concern surrounding the FHLB system has been widespread. The FHLB obligations owned by the Company carry the highest rating available from Moody’s and Standard and Poor’s. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock, which totaled $1,548,100 at December 31, 2008, is included in other assets and recorded at cost.

The Company increased its holdings of corporate bonds, including longer-term corporates, by $14,069,212 or 134% on an amortized cost basis during 2008 due to the high yields and perceived value available in this sector. The entire corporate bond portfolio comprises issues of banks and bank holding companies domiciled in the southeastern United States. At December 31, 2008, these corporate bonds were all rated “BBB” or higher by at least one nationally recognized rating agency except for three non-rated trust preferred securities with an aggregate carrying value of $2,777,250 and unrealized loss of $722,424. The $2,915,030 net unrealized loss on the total corporate portfolio, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues currently affecting the banking industry. As further discussed on the next page, management is optimistic these values will improve. Except for twelve non-rated Georgia municipals and one non-rated Florida municipal, all securities in the municipal portfolio were rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

The Company reviews securities for impairment on a quarterly basis, and more frequently when conditions warrant. Factors considered in determining whether an impairment is other-than-temporary include (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the underlying collateral or issuer, and (3) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any fair value recovery. During 2008, the Company recorded a $1,024,681 other-than-temporary impairment charge on a single corporate debt security. Impairment was based on a material adverse change in estimated cash flows for purposes of determining fair value. No similar charge was recorded in 2007.

The weighted average life of the portfolio approximated 4 years at year-end 2008; management does not expect any extension in duration during 2009. The amortized cost and estimated fair value of investment securities are delineated in the table below:

Investment Securities by Category

December 31,	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)

Available-for-sale:
U. S. Government-sponsored agencies[1]
2008	$36,100	$919	$—	$37,019
2007	58,789	216	49	58,956
2006	61,544	28	572	61,000

Mortgage-backed securities
2008	26,185	403	36	26,552
2007	19,505	62	286	19,281
2006	23,205	37	586	22,656

Corporate bonds
2008	24,598	191	3,106	21,683
2007	10,528	92	11	10,609
2006	9,647	244	56	9,835

Total available-for-sale
2008	86,883	1,513	3,142	85,254
2007	88,822	370	346	88,846
2006	94,396	309	1,214	93,491

Held-to-maturity:
State and municipal securities
2008	30,226	418	345	30,299
2007	31,615	637	141	32,111
2006	32,795	643	205	33,233

Total investment securities:
2008	$117,109	$1,931	$3,487	$115,553
2007	120,437	1,007	487	120,957
2006	127,191	952	1,419	126,724

[1]	Includes Agency discount notes with original maturities of three months or less, as applicable.

At December 31, 2008, the market value of the investment portfolio reflected $1,555,539 in net unrealized losses, mostly in the corporate portfolio. Management is optimistic these market values will eventually recover as issues facing banks and their affiliates are fully addressed. Initiatives recently enacted by the Treasury Department, including TARP and other programs discussed in Part I, section 1A, are positive developments for these corporate holdings; nonetheless, ratings downgrades and additional losses are possible. Since year-end 2008, the Company sold corporate securities with carrying values approximating $9,200,000, reducing its holdings 42%; the Company recognized a nominal net gain on these sales. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis.

The Company did not have a concentration in the obligations of any issuer at December 31, 2008 other than U.S. Government-sponsored agencies and certain corporate holdings. At December 31, 2008, the Company held $13,428,000 in corporate securities issued by three separate regional bank holding companies; these holdings comprised 11.63% of the total securities portfolio and 61.93% of the corporate portfolio. These particular securities remained in the corporate portfolio at March 31, 2009.

The distribution of maturities and the weighted average yields of investment securities at December 31, 2008 are shown in the table below. Actual maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations.

Maturity Distribution of Investment Securities

December 31, 2008	1 Year or Less	1 – 5 Years	5 – 10 Years	After 10 Years	Total
(Dollars in thousands)

Distribution of maturities
Amortized cost:
U.S. Government-sponsored agencies[1]	$1,000	$25,883	$7,217	$2,000	$36,100
Mortgage-backed securities[2]	1,623	16,392	6,747	1,423	26,185
Corporate bonds	3,389	4,364	9,895	6,950	24,598
States and municipal securities	3,288	11,533	11,191	4,214	30,226

Total investment securities	$9,300	$58,172	$35,050	$14,587	$117,109

Fair value:
U.S. Government-sponsored agencies[1]	$1,007	$26,497	$7,469	$2,046	$37,019
Mortgage-backed securities[2]	1,633	16,640	6,877	1,402	26,552
Corporate bonds	3,443	3,988	8,936	5,316	21,683
States and municipal securities	3,329	11,698	11,277	3,995	30,299

Total investment securities	$9,412	$58,823	$34,559	$12,759	$115,553

Weighted average yield:
U.S. Government-sponsored agencies[1]	4.04%	3.50%	5.02%	5.05%	3.91%
Mortgage-backed securities[2]	4.31%	4.48%	5.32%	5.03%	4.72%
Corporate bonds	7.74%	5.10%	6.54%	7.30%	6.66%
States and municipal securities[3]	6.71%	6.46%	6.47%	6.41%	6.49%

Total investment securities	6.38%	4.49%	5.97%	6.51%	5.33%

[1]	Includes Agency discount notes with original maturities of three months or less, as applicable.
[2]	Distribution of maturities for mortgage-backed securities is based on expected average lives, which may differ from the contractual terms.
[3]

The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

On February 2, 2009, the Company transferred all investment securities classified as held-to-maturity to the available-for-sale category. The amortized cost of the transferred securities totaled $28,811,418 and the market value, $29,269,028. The Company recorded a $302,023 reclassification adjustment to accumulated other comprehensive income as a result of the transfer. The transfer provides management more flexibility in managing the overall portfolio.

Loans

Loans, net of unearned income, grew 3.81% or $10,280,075 since year-end 2007. The net loans to deposits ratio aggregated 79.97% at December 31, 2008 versus 74.43% and 72.46% at December 31, 2007 and 2006, respectively. Overall, the commercial portfolio posted the largest growth, increasing $7,647,367 or 8.61% in 2008. Nonfarm real estate and other commercial/industrial loans within the commercial portfolio grew $2,704,150 and $5,293,035 while agricultural and governmental loans fell $94,384 and $255,434. Balances in the real estate – residential mortgage portfolio also grew, increasing 18.13% or $7,250,524 at year-end 2008 compared to 2007. Conversely, real estate – construction balances, predominantly residential in nature and concentrated in the Company’s coastal markets, declined $1,900,798 or 1.54%. Most of the loans in the real estate – construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and typically, are short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Due to the current slowdown in real estate activity, duration of these particular loans increased in 2008 and is expected to increase further in 2009. Not surprisingly and as further discussed in the next subsection of this Analysis, the recent escalation in nonperforming assets is largely attributable to these land holding and development loans. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it traditionally does not hold or service long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The Company has been revamping its mortgage origination department and has begun originating, holding, and servicing such mortgage loans in-house on a limited scale; in 2008, the Company originated two such loans with an aggregate carrying value of $972,793 at year-end. Originations under this program are expected to increase moderately in 2009 and beyond. Consumer loans declined $2,724,169 at December 31, 2008 compared to year-end 2007; these loans comprised 5.35% of the total portfolio at December 31, 2008.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or even decline in 2009. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to increase given the Company’s significant real estate portfolio. During the same period in 2007, net loans grew 8.76% or $21,711,187. Growth in real estate – construction loans was the leading factor in the 2007 results. Loans outstanding are presented by type in the table below:

Loans by Category

December 31,	2008	2007	2006	2005	2004
(In thousands)

Commercial, financial, and agricultural[1]	$96,492	$88,844	$87,255	$86,256	$87,784
Real estate – construction[3]	121,194	123,095	104,212	64,549	56,471
Real estate – residential mortgage[2,3]	47,239	39,988	39,340	58,215	56,944
Consumer, including credit cards	14,961	17,686	17,071	14,927	17,510

Loans, gross	279,886	269,613	247,878	223,947	218,709
Unearned income	(129)	(136)	(112)	(156)	(204)

Loans, net	$279,757	$269,477	$247,766	$223,791	$218,505

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less. In the third quarter of 2008, the Company began originating, holding, and servicing longer-term mortgage loans in-house on a limited scale.
[3]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate—mortgage are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

The amount of commercial and real estate - construction loans outstanding at December 31, 2008, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the table on the next page. The maturities shown are not necessarily indicative of future principal reductions or cash flow since borrowers may prepay balances, and additionally, loans may be renewed in part or total at maturity.

Loan Maturity and Interest Rate Sensitivity – Selected Loans

December 31, 2008	Total	Within One Year	One-Five Years	After Five Years
(In thousands)

Loan maturity:
Commercial, financial, and agricultural[1]	$95,260	$39,121	$51,004	$5,135
Real estate – construction[1]	117,600	85,471	31,271	858

Total	$212,860	$124,592	$82,275	$5,993

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates[2]			$63,813	$2,952
Floating or adjustable interest rates			18,462	3,041

Total			$82,275	$5,993

[1]	Excludes nonaccrual loans totaling approximately $1,232 in commercial, financial, and agricultural category and $3,594 in real estate-construction category.
[2]	Includes loans with floating rates that have reached a contractual floor or ceiling.

Many commercial and real estate credits with floating rates reached their contractual floors in 2008. Additionally, new originations and renewals, particularly in late 2008, were priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $77,400,000 at year-end 2008 compared to less than $5,000,000 at December 31, 2007. The average yield on these particular outstandings, which included all loan types, was 5.19%, or 194 basis points above New York prime, at December 31, 2008. In 2009, management has shortened maturity options on commercial credits, a move that should mitigate the Company’s interest sensitivity position when prime adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2008, approximately 79.40% of the loan portfolio was comprised of loans with real estate as the primary collateral, including lots for new construction. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of northeast Florida and particularly, southeast Georgia. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $43,740,000 at year-end 2008; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements. The Company did not fund or incur any losses on letters of credit in 2008 or 2007.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessions. Overall, nonperforming assets jumped $9,078,527 or 850.98% to $10,145,361 at year-end 2008 from December 31, 2007. As a percent of total assets, nonperforming assets totaled 2.33% at December 31, 2008 versus 0.24% at December 31, 2007 and 0.31% at December 31, 2006. Nonaccrual loans comprised $6,662,083 or 66% of nonperforming asset balances at December 31, 2008. The transfers of 1) a $2,106,000 construction/lot loan on a private island with planned development, 2) a $475,000 residential real estate loan secured by waterfront property, 3) a $924,000 relationship secured by assorted real estate and equipment, 4) a separate $293,000 relationship also secured by assorted collateral, 5) a $360,000 residential real estate loan in a north Florida beachfront community, 6) a $643,000 participation loan secured by an office building in north Georgia, and 7) a $255,000 residential real estate loan secured by a junior lien to nonaccrual status were the largest factors in the nonperforming loans increase at year-end 2008 compared to 2007. Cumulative charge-offs recognized on these seven loans totaled $234,449 in 2008 and $97,145 in 2009 to-date. In February 2009, the Company successfully negotiated the purchase of the FDIC’s interest in the north Georgia participation, bringing its recorded investment in this credit to approximately $820,000. The GDBF and the FDIC had closed the lead bank, the only other participant in the loan, in November 2008. Although this credit is expected to remain outstanding in the near term, no charge-off is expected. The Company does not have other purchased participation loans on its books. On May 11, 2008, tornadoes heavily damaged portions of McIntosh County, where the Company has two banking offices. As a result of these tornadoes, a single relationship of $284,000 was placed on nonaccrual status; due to insurance and other payments, these credits were returned to accruing status. The Company has not incurred and does not anticipate losses resulting from other relationships impacted by the tornadoes. Individual concentrations within nonaccrual balances included the aforementioned $5,056,000 loans; the next largest relationship within nonaccrual loans at December 31, 2008 approximated $125,000. Nonaccrual balances did not include any industry concentrations at December 31, 2008. Additionally, except for the $360,000 credit, the collateral underlying the large nonaccrual balances at year-end 2008 was located in Georgia. Management continues to evaluate collateral underlying nonaccrual loans but based on appraisal and similar information currently available, does not expect any other significant losses on these balances; nonetheless, management realizes valuation estimates can change. Unless collected, higher nonaccrual balances adversely affect interest income versus performing loans.

Subsequent to year-end, an additional relationship totaling $1,982,000 was placed on nonaccrual status; management is currently reappraising the underlying real estate and reviewing best options prior to foreclosure. At December 31, 2008, the allowance for loan losses considered potential losses from this credit. Three other large credits aggregating $2,938,000 were transferred first to nonaccrual status and subsequently foreclosed in 2008; charge-offs on these credits approximated $277,000 during 2008. In February 2009, a $150,000 recovery resulting from a deficiency suit was recorded on the largest of the three credits. Although these and other properties continue to be marketed aggressively, management expects to incur carrying costs for at least one year. Any subsequent devaluations will be charged to operations. No other material credits were transferred to or removed from nonaccrual status or foreclosed real estate in 2008. For criteria used by management in classifying loans as nonaccrual, refer to the subsection entitled Policy Note. The troubled debt restructured (“TDR”) balance at December 31, 2008 comprised one owner-occupied commercial real estate loan for which payment concessions were granted. The allowance for loan losses approximated 0.69X the nonperforming loans balance at December 31, 2008 versus 6.16X at year-end 2007 and 4.40X at year-end 2006. Management expects overall credit conditions and the performance of the loan portfolio to continue deteriorating in the near term, resulting in additional charge-offs and more provisioning. No significant activity occurred within other repossessed assets during 2008. Foreclosed real estate balances primarily comprised residential and commercial lots at December 31, 2008; all holdings were located in Georgia.

Loans past due 90 days or more totaled $135,374, or less than 1% of net loans, at year-end 2008. Management is unaware of any material concentrations within these past due balances; the vast majority, or 86%, of these past due balances were real estate-secured. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets

December 31,	2008	2007	2006	2005	2004
(Dollars in thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$1,232	$112	$235	$327	$312
Real estate – construction	3,594	109	121	33	33
Real estate – residential mortgage	1,595	350	318	818	556
Consumer, including credit cards	241	161	290	107	168

Total nonaccrual loans	$6,662	$732	$964	$1,285	$1,069
Troubled debt restructured loans[1]	468	—	—	—	—

Total nonperforming loans	$7,130	$732	$964	$1,285	$1,069
Foreclosed real estate[2]	3,005	305	288	187	409
Other repossessed assets	10	30	15	22	27

Total nonperforming assets	$10,145	$1,067	$1,267	$1,494	$1,505

Accruing loans past due 90 days or more	$135	$776	$647	$579	$876

Ratios:
Nonperforming loans to net loans	2.55%	0.27%	0.39%	0.57%	0.49%

Nonperforming assets to net loans plus foreclosed/repossessed assets	3.59%	0.40%	0.51%	0.67%	0.69%

[1]	Does not include restructured loans that yield a market rate.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30-89 days comprised 1.40% of net loans at December 31, 2008, totaling $3,928,723. Approximately 74% of these past due loans were secured by real estate, predominantly 1 – 4 family residential properties with first liens and construction/lot loans. Seven relationships, all real estate-secured and averaging $157,009 each, comprised $1,099,060 or 28% of these past due balances.

Nonperforming Assets – 2007 compared to 2006. The largest credit transferred to or removed from nonaccrual status during 2007 totaled $79,000. Activity within foreclosed real estate balances included foreclosure of one borrower’s residential real estate valued at approximately $200,000 and the sale of a separate residential parcel valued at approximately $138,000.

Nonperforming Assets – 2006 compared to 2005 and 2004. The decline in nonaccrual balances in 2006 resulted largely from reductions on balances pertaining to the commercial shrimping industry; these loans approximated $131,000 at year-end 2006 versus $297,000 at year-end 2005. Charge-offs on these particular loans approximated $52,000 in 2006 virtually all of which were subsequently recovered in 2007. The fluctuation in foreclosed real estate balances resulted from foreclosure of one residential real estate parcel valued at approximately $138,000; this property was subsequently sold in 2007 at a book gain of $22,904. Charge-offs on nonaccrual loans pertaining to the commercial shrimping industry approximated $64,000 in 2005. Other nonperforming activity in 2005 included foreclosure of a $94,000 residential parcel and sales of a separate $150,000 parcel and many lesser-valued properties.

Accruing loans classified as individually impaired under Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” totaled approximately $13,405,000 at December 31, 2008. This entire classified balance pertained to three separate borrowers whose loan repayment was expected to come from commercial or residential real estate development or lot loan sales of the underlying collateral. Due to lagging sales and lingering distress in the real estate market, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario - liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these three credits approximated $775,000 at December 31, 2008. The $775,000 assumes a loss if the underlying real estate required liquidation currently. Management fully expects additional relationships to be identified as impaired under SFAS No. 114 in 2009, necessitating specific allowances for the underlying loans.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) income on the loan is recognized on a cash basis due to deterioration in the financial condition of the debtor. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses; subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Unpaid interest on any loan placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual loans until all principal has been collected. The gross amount of interest income that would have been recorded in 2008, 2007, and 2006, if such loans had been accruing interest at their contractual rates, was $211,000, $69,000, and $95,000; interest income actually recognized totaled $59,000, $66,000, and $58,000. Loans are classified as TDR when a concession, including interest reduction or deferral, has been granted to the borrower due to the borrower’s deteriorating financial condition. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the Notes accompanying the Consolidated Financial Statements for more details on the Company’s accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The 2008 provision for loan losses totaled $1,348,000 and net charge-offs, $929,054. The comparable provision and charge-off amounts for 2007 were $305,000 and $34,735 and in 2006, $109,500 and $180,541. Deterioration in the real estate portfolio, particularly land holding and development loans, was the overriding factor in the 2008 results; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 0.34% of average loans in 2008, up significantly from 0.01% in 2007 and 0.08% in 2006. Charge-offs on the large nonaccrual loans discussed earlier comprised 49% or $511,107 of total charge-offs in 2008. Refer to the Nonperforming Assets subsection of this Analysis for details on specific charge-offs and recoveries recognized in 2007 and prior years. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table below:

Allowance for Loan Losses

Years Ended December 31,	2008	2007	2006	2005	2004
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,510	$4,240	$4,311	$4,134	$3,833
Provision for loan losses	1,348	305	110	340	807
Charge-offs:
Commercial, financial, and agricultural	247	33	142	126	339
Real estate – construction	388	16	4	28	12
Real estate – residential mortgage	211	10	26	35	71
Consumer, including credit cards	197	208	192	227	335

Total charge-offs	1,043	267	364	416	757

Recoveries:
Commercial, financial, and agricultural	21	71	47	76	11
Real estate – construction	1	1	—	—	—
Real estate – residential mortgage	9	45	20	19	47
Consumer, including credit cards	83	115	116	158	193

Total recoveries	114	232	183	253	251

Net charge-offs	929	35	181	163	506

Allowance for loan losses at end of period	$4,929	$4,510	$4,240	$4,311	$4,134

Net loans outstanding[1] at end of period	$279,757	$269,477	$247,766	$223,791	$218,505

Average net loans outstanding[1] at end of period	$270,133	$268,445	$236,120	$218,211	$210,477

Ratios:
Allowance to net loans	1.76%	1.67%	1.71%	1.93%	1.89%

Net charge-offs to average loans	0.34%	0.01%	0.08%	0.07%	0.24%

Provision to average loans	0.50%	0.11%	0.05%	0.16%	0.38%

Recoveries to total charge-offs	10.93%	86.89%	50.27%	60.82%	33.16%

[1]	Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses monthly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends.

Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at December 31, 2008 but expects further provisioning in 2009.

The allowance is summarized by loan categories in the table below:

Allocation of Allowance for Loan Losses

December 31,	2008	2007	2006	2005	2004
(Dollars in thousands)
Allocation of allowance by loan category:
Commercial, financial, and agricultural	$1,109	$1,281	$1,616	$1,621	$1,764
Real estate – construction[1]	2,339	1,825	986	666	1,055
Real estate – residential mortgage[1]	866	686	633	866	973
Consumer, including credit cards	615	636	650	687	323
Unallocated	—	82	355	471	19

Total	$4,929	$4,510	$4,240	$4,311	$4,134

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	22%	29%	38%	38%	43%
Real estate – construction[1]	48%	40%	23%	15%	26%
Real estate – residential mortgage[1]	18%	15%	15%	20%	23%
Consumer, including credit cards	12%	14%	16%	16%	8%
Unallocated	—	2%	8%	11%	—%

Total	100%	100%	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	35%	33%	35%	38%	41%
Real estate – construction[1]	43%	46%	42%	29%	25%
Real estate – residential mortgage[1]	17%	15%	16%	26%	26%
Consumer, including credit cards	5%	6%	7%	7%	8%

Total	100%	100%	100%	100%	100%

[1]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate—mortgage are now being coded as real estate—construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

Refer to the Nonperforming Assets subsection of this Analysis for details on the allowance allocated to classified loans under SFAS No. 114 at December 31, 2008. As shown in the table above, growth in the allowance allocated to real estate – construction loans was largely attributable to volume increases within that portfolio.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of December 31, 2008. Estimated remaining costs associated with renovations-in-progress at December 31, 2008 were a mere $6,000.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a relatively large, stable deposit base, federal funds lines, and secured advances from the FHLB. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At December 31, 2008, loans1 and investment securities with carrying values exceeding $154,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding traditionally, comprised 81% of the funding base at December 31, 2008, down 400 basis points from year-end 2007 levels. The year-to-date variation in core deposits is largely attributable to an increase in high-dollar time certificate balances held by local government customers. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $25,240,486 at December 31, 2008 versus $12,974,523 at December 31, 2007. The $12,265,963 or 94.54% increase in borrowed funds offset an overall decline in deposit balances since December 31, 2007. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at year-end 2008 totaled $3,000,000, of which $1,982,486 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $33,415,000. The Company’s correspondent banks have been affected by the current economic crisis to varying degrees. Because of regulatory constraints or concerns about the banking industry and the overall economy, the Company’s correspondents may be unwilling or unable to extend credit to other banks, including SEB, when needed; accordingly, the Company’s actual access to these lines may be less than $33,415,000 although the Company has no present intention of fully advancing these lines. To-date, the Company’s lines have not been modified or withdrawn by its correspondents. Under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at year-end 2008, unused borrowings, which are subject to collateral requirements, approximated $69,273,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2009. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy and the Financial Condition section for details on unfunded loan commitments.

[1]	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits dropped $12,246,385 or 3.38% since year-end 2007. Interest-bearing deposits fell $3,438,476 or 1.16% while noninterest-bearing deposits declined $8,807,909. The majority of the decline in interest-bearing deposits was centered in NOW balances, particularly local government balances. Governmental NOW balances fell due to seasonal variation and the loss of certain accounts upon contract expiration; retention of these particular accounts was simply not profitable. More specifically, NOW balances fell $24,562,615; money market balances, savings, and time certificates grew $3,568,476, $2,394,615, and $15,161,049. Ironically, most of the growth in money market accounts and large dollar certificates resulted from separate government relationships. Time certificate balances of $100,000 or more comprised $14,366,779 of the 2008 growth in certificates and 49.99% of certificate totals at December 31, 2008. Lower balance certificate totals grew $794,269 or 1.20% since December 31, 2007 as retail customers moved funds from savings to increase available returns. Funding costs associated with deposits declined 18.73% overall in 2008 versus 2007 due to moderate reductions in cost of funds; see the Results of Operations section of this Analysis for more details. No single factor precipitated the decline in noninterest-bearing deposits; these balances tend to be somewhat cyclical. To provide reassurance to customers, the Company is participating in the TLGP described in Part I, Item 1 that will provide full deposit insurance for noninterest-bearing transaction accounts, regardless of dollar amount and including NOW accounts with rates of 0.50% or less, until December 31, 2009. The Company will incur a 10 basis points surcharge, currently estimated to cost less than $5,000 per year, on its deposit insurance for accounts not otherwise covered by the existing deposit insurance limit of $250,000. Overall, interest-bearing deposits comprised 84.10%, and noninterest-bearing deposits, 15.90%, of total deposits at December 31, 2008. Approximately 82% of year-end deposits were based in Georgia and the residual 18% in Florida. The distribution of interest-bearing balances at December 31, 2008, 2007, and 2006 is shown in the table below:

Deposits

December 31,	2008		2007		2006
	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$95,160	32.35%	$116,154	39.03%	$97,305	37.28%
Savings	65,166	22.15%	62,772	21.09%	69,800	26.75%
Time certificates < $100,000	66,942	22.76%	66,148	22.23%	54,419	20.85%
Time certificates >= $100,000	66,913	22.74%	52,546	17.65%	39,448	15.12%

Total interest-bearing deposits	$294,181	100.00%	$297,620	100.00%	$260,972	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $27,477,000 and $39,525,000 of the overall deposit base at December 31, 2008 and 2007. The Company had no brokered deposits at December 31, 2008.

As shown in the table below, approximately 85% of time certificates at December 31, 2008 were scheduled to mature within the next twelve months:

Maturities of Certificates of Deposit

December 31, 2008	Balances		Total
	< $100,000	>= $100,000
(In thousands)
Months to maturity:
3 or less	$15,056	$23,173	$38,229
Over 3 through 6	13,953	14,575	28,528
Over 6 through 12	26,226	21,375	47,601
Over 12	11,707	7,790	19,497

Total	$66,942	$66,913	$133,855

The average balances table included in the Operations section of this Analysis provides detailed information about income/expense and rates paid on deposits for the last three years. The composition of average deposits for these same periods is shown below:

Composition of Average Deposits

Years Ended December 31,	2008		2007		2006
	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Noninterest-bearing deposits	$60,386	16.94%	$73,091	21.30%	$82,372	25.08%
Interest-bearing demand deposits[1]	108,336	30.38%	95,350	27.78%	87,239	26.56%
Savings	60,708	17.03%	68,502	19.96%	75,949	23.12%
Time certificates	127,129	35.65%	106,266	30.96%	82,931	25.24%

Total	$356,559	100.00%	$343,209	100.00%	$328,491	100.00%

[1]	NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $17,000,000 at year-end 2008, up $12,000,000 from December 31, 2007. One $5,000,000 advance, which was also outstanding December 31, 2007, matures March 17, 2010 and accrues interest at an effective rate of 6.00%, payable quarterly. This advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on this one advance approximated $300,000. Additional advances outstanding at December 31, 2008 included a $5,000,000 fixed rate advance due January 26, 2009 with an effective rate of 1.42% and a $7,000,000 fixed rate advance due June 11, 2009 with an effective rate of 1.04%. Both advances, and others obtained in 2008, were used to provide temporary liquidity. Approximately $23,096,000 in qualifying residential and commercial real estate loans were pledged to collateralize current and future advances under this line of credit at December 31, 2008.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at December 31, 2008.

Interest Rate Sensitivity

December 31, 2008	Repricing Within				Total
	0 - 3 Months	4 - 12 Months	One - Five Years	After Five Years
(Dollars in thousands)
Interest Rate Sensitive Assets:
Securities[1]	$4,844	$6,396	$58,172	$47,697	$117,109
Loans, gross[2]	114,112	61,102	89,819	8,191	273,224
Other assets	1,559	—		—	1,559

Total interest rate sensitive assets	120,515	67,498	147,991	55,888	391,892

Interest Rate Sensitive Liabilities:
Deposits[3]	198,554	76,130	19,497	—	294,181
Federal funds purchased	6,258	—	—	—	6,258
U.S. Treasury demand note	1,982	—	—	—	1,982
Federal Home Loan Bank advances	5,000	7,000	5,000	—	17,000

Total interest rate sensitive liabilities	211,794	83,130	24,497	—	319,421

Interest rate sensitivity gap	$(91,279)	$(15,632)	$123,494	$55,888	$72,471

Cumulative gap	$(91,279)	$(106,911)	$16,583	$72,471

Ratio of cumulative gap to total rate sensitive assets	(23.29)%	(27.28)%	4.23%	18.49%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	56.90%	63.75%	105.19%	122.69%

Cumulative gap at December 31, 2007	$(10,016)	$(41,623)	$47,258	$79,738

Cumulative gap at December 31, 2006	$(35,279)	$(57,988)	$71,836	$102,621

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

As shown in the preceding table, the Company’s cumulative gap position remained negative through the short-term repricing intervals at year-end 2008, totaling $(91,279,000) at three months and $(106,911,000) through one year. Excluding traditionally nonvolatile NOW from the gap calculation, the cumulative gap at December 31, 2008 totaled $(15,049,000) at three months and $(30,681,000) at twelve months, effectively reflecting the Company’s liability sensitive position. At December 31, 2007 and earlier periods in 2008, the Company’s gap position was effectively asset sensitive. Loans that reached or were priced with a contractual floor were the primary factor in the sensitivity shift during 2008. At December 31, 2008, adjustable rate loans that had reached a contractual floor approximated $77,400,000; at December 31, 2007, such loans totaled less than $5,000,000. For more details on these particular loans, refer to the Financial Condition section of this Analysis. Secondary factors in the widening of the short-term gap position at year-end 2008 included reductions in Agency discount notes and growth in time certificates with maturities inside one year. Other than seasonal variations, mainly in deposit balances, no significant changes are anticipated in the gap position during 2009. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that fixed rate loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 300 basis points rise in rates over the next twelve months would increase net interest income approximately 2%; a gradual 300 basis points decline in rates would reduce net interest income approximately 5%. An immediate downward shock of 200 basis points would adversely impact net interest income approximately 10% over the next year; a similar upward shock would increase net interest income approximately 3%. Limitations inherent with simulation modeling include: a) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); and b) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At December 31, 2008, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 17.40%, 18.66%, and 13.61%. Regulators have expressed the need for increased capital requirements for bank holding companies and their subsidiaries; management expects that minimum required capital levels will rise in the future.

In October 2008, the Treasury Department announced its CPP to provide capital and restore confidence in banks and their holding companies. Under CPP, the Treasury injects capital directly into approved bank holding companies by buying senior preferred shares totaling 1% – 3% of risk-weighted assets. Dividends on the preferred shares accrue at a 5% rate annually the first five years and 9% thereafter until redeemed. In exchange for the capital injection, the Treasury receives warrants equal to 15% of its investment. Although the Company is confident it would have qualified for CPP due to its strong financial condition, the Company did not apply simply because its capital levels were already strong and able to withstand substantial declines before reaching minimum or even “capital adequate” levels by regulatory standards. Additionally, the Company is able to take advantage of market opportunities presented by the current crisis without the Treasury injection. However, as discussed below, the Company has cut its dividends and re-evaluated its stock buyback program in order to preserve capital during the current economic cycle. The Company is committed to maintaining its well-capitalized status.

Capital ratios for the most recent periods are presented in the table on the next page.

Capital Ratios

December 31,	2008	2007	2006	2005	2004
(Dollars in thousands)
Tier 1 capital:
Realized shareholders’ equity	$58,259	$56,721	$52,784	$50,089	$48,881
Intangible assets and other adjustments	(133)	(448)	(507)	(565)	(623)

Total Tier 1 capital	58,126	56,273	52,277	49,524	48,258

Tier 2 capital:
Portion of allowance for loan losses	4,184	3,930	3,568	3,152	3,201
Allowable long-term debt	—	—	—	—	—

Total Tier 2 capital	4,184	3,930	3,568	3,152	3,201

Total risk-based capital	$62,310	$60,203	$55,845	$52,676	$51,459

Risk-weighted assets	$333,965	$313,827	$284,789	$251,024	$255,110

Risk-based ratios:
Tier 1 capital	17.40%	17.93%	18.36%	19.73%	18.92%

Total risk-based capital	18.66%	19.18%	19.61%	20.98%	20.17%

Tier 1 leverage ratio	13.61%	13.60%	13.05%	13.10%	12.34%

Realized shareholders’ equity to assets[1]	13.36%	13.00%	12.88%	12.86%	12.21%

[1]	This ratio excludes the effects of mark-to-market accounting for investment securities.

Realized book value per share grew 2.75% or $0.49 during 2008 to $18.34 at year-end. Dividends declared totaled $0.62  1/2, down $0.04  1/2 or 6.72% from $0.67 in 2007. The variation in the declared dividend resulted from two factors – a change in dividend structure and a reduction in the quarterly dividend. Traditionally, the Company has declared regular quarterly dividends, and in the fourth quarter, an “extra” dividend for payment the following January; in 2007, the Company did not declare an “extra” dividend, intending for future dividends to be paid in equal installments over four quarters, eventually in the same quarter as declared. In 2006, the regular quarterly dividends totaled $0.13  1/2 per share, and the extra dividend, $0.48. In 2007, although the dividend declared was $0.67 for the year or $0.14 per quarter, the paid dividend totaled $1.03  1/2. In February 2008 and also in August, the Company declared a regular quarterly dividend of $0.25. Management believes the new dividend structure better aligns the Company with market practices.

Notwithstanding the new payment schedule, the Board approved a 50% reduction in the quarterly dividend from $0.25 per share to $0.12  1/2 per share in the fourth quarter of 2008. The quarterly dividend was further reduced to $0.08  1/2 per share in the first quarter of 2009. The dividend reduction reflects management’s proactive management of capital through a period of economic uncertainty and earnings pressure in the financial industry. The dividend reduction strengthens the Company’s overall balance sheet by retaining not only capital but also cash. Not surprisingly, regulators are encouraging financial companies to set dividend policies with the current economic crisis in mind. For more specifics on the Company’s dividend policy, refer to both Shareholder Matters in Part II, Item 5, and the subsection immediately following.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. In 2007, the Company purchased 35,269 shares on the open market and through private transactions at an average price of $26.98 per share and in 2008, an additional 2,000 shares at a purchase price of $21.06 per share. Cumulatively through year-end 2008, the Company had purchased 404,466 shares or 12.73% of total outstandings. The remaining consideration available for additional purchases, at prices to be determined in the future, was $6,649,968 at December 31, 2008. Subsequent to December 31, 2008, the Company purchased an additional 18,000 shares at an aggregate purchase price of $226,086 or $12.56 per share. Any additional acquisition of shares will be dictated by market conditions and capital considerations. The Share Repurchase Table in Part II, Item 5, provides more information on the buyback program.

Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, declined $1,090,811 at December 31, 2008 compared to 2007 due mainly to market losses on corporate holdings. Further details on corporate and other investment securities and their associated fair values are contained in the Financial Condition section of this Analysis.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from it bank subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from SEB. In turn, the Company uses regular dividends paid by SEB in order to pay dividends to its own shareholders. Unless an exception is granted, state banking regulations limit the amount of dividends SEB may pay to 50% of prior year earnings. In 2008, SEB paid $3,164,025 in dividends to the Company without such prior approval. Cash dividends available from SEB for payment in 2009 without approval approximate $2,053,000, a 35% drop from 2008 levels. The Company does not expect to withdraw the entire amount available in 2009.

RESULTS OF OPERATIONS

Net income totaled $3,549,813 in 2008, down nearly 50% or $3,480,705 from 2007. On a per share basis, net income declined $1.07 to $1.12 in 2008 from $2.19 in 2007. The return on average assets totaled 0.83% in 2008 versus 1.71% in 2007 and the return on beginning equity, 6.26% versus 13.32%. Major variances in the 2008 results included:

•	$2,537,612 reduction in net interest income due to asset sensitivity and margin compression;

•	1,043,000 increase in the provision for loan losses to address loan quality issues;

•	$1,024,681 other-than-temporary impairment loss on corporate debt security;

•	$1,047,150 gain on sale of nonreadily marketable equity security in 2007 versus $0 in 2008; and

•	$2,023,380 reduction in income tax expense.

Earnings increased $455,502 or 6.93% in 2007 compared to 2006. Variations in net interest income and noninterest income/expense are further discussed in the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Selected ratios for the measurement of net income and equity are presented below:

Return on Equity and Assets

Years Ended December 31,[1]	2008	2007	2006	2005	2004
Return on average assets	0.83%	1.71%	1.68%	1.67%	1.53%
Return on average equity	6.10%	12.71%	12.50%	12.72%	11.89%
Dividend payout ratio[2]	55.94%	30.45%	49.90%	51.36%	56.96%
Average equity to average assets ratio	13.53%	13.45%	13.44%	13.10%	12.87%

[1]	These ratios exclude the effects of mark-to-market accounting for investment securities.
[2]	Refer to the Capital Adequacy section of this Analysis for particulars on the Company’s dividend policy.

Net Interest Income

Due to asset sensitivity and margin compression, net interest income declined $2,537,612 or 13.19% in 2008 compared to 2007. Simply put, asset sensitivity means earnings on loans and other assets generally decline quicker than expenses on deposits and other liabilities when rates drop. Rate movements promulgated by the Federal Reserve in 2008 were particularly rapid and aggressive as it sought to address the escalating economic crisis: Prime dropped from 7.25% at December 31, 2007 and settled at 5.00% April 30 before falling thrice more in the fourth quarter – to 4.50% on October 8, 4.00% October 30, and 3.25% December 16. Loans tied to prime and other variable indexes reprice instantaneously in a down rate environment, and securities with call or other prepayment features are normally redeemed prior to stated maturity and replaced at lower rates. Management cut deposit rates multiple times in 2008 although competitive and other factors preclude simultaneous and proportionate declines in these rates. Reducing cost of funds in the current economic cycle has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher and lowered margins and spreads for competitor banks attempting to maintain market share. Although many variable rate loans have reached a contractual floor, reducing asset sensitivity, asset rates remain exceedingly low and deposit costs high on a relative basis. Net interest income and resultant margins and spreads are projected to decline further in 2009 due to a) yield reductions on a year-over-year basis, particularly on prime-based loans and investment securities with optionality; b) lower average balances on loans and also, investment securities due to sales; and c) increases in nonperforming assets, particularly nonaccrual loans and foreclosed other real estate. As discussed earlier, unless collected, nonaccrual balances adversely affect interest income two ways—interest reversals and nonearning status. The drop in net interest income for the 2009 first quarter alone approximated 10%. To recap, the net interest margin approximated 4.41% in 2008 versus 5.27% in 2007; the interest rate spread, 3.83% versus 4.33%. Interest earnings on loans, federal funds sold, and other earning assets fell $5,222,464, $64,381, and $22,552 while earnings on investment securities increased $958,690 from 2007. Asset yields averaged 6.46% in 2008, down 142 basis points from 7.88% in 2007; see the interest differential table on the next page for more details on changes in interest income attributable to volume and rates in 2008 versus 2007. Interest expense on deposits and other borrowed funds declined $1,813,095 or 18.30% in 2008 versus 2007. Cost of funds fell 92 basis points, totaling 2.63% in 2008 versus 3.55% in 2007. The reduced funding costs resulted primarily from lower rates on NOW/MMA and savings deposits in 2008 compared to 2007. As previously discussed, higher average balances, competitive pressure, and the aforementioned lag effect have constrained desired rate reductions in time certificates. Additionally, the Company increased its advances with the FHLB in late 2008. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit/funding fluctuations and the Company’s asset/liability sensitivity position. Net interest income increased $400,993 or 2.04% in 2007 compared to 2006. Higher funding costs on deposits and other liabilities absorbed virtually all improvements in net interest income from asset volumes and yields in 2007.

The intense competition for loans and deposits continued throughout 2008 and also early 2009 and shows no sign of abating. The high number of financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass, grow, and maintain market share. Volume of assets and deposits become even more important as margins decline. Strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last three years are provided in the table on the next page.

Average Balances6

Years Ended December 31,	2008			2007			2006
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Cash and due from banks	$17,919			$19,297			$19,553
Interest-earning assets:
Loans, net[1,2,4]	270,133	$18,903	7.00%	268,445	$24,155	9.00%	236,120	$21,107	8.94%
Federal funds sold	3,976	95	2.39%	3,367	159	4.72%	6,312	311	4.93%
Taxable investment securities[3]	91,465	4,622	5.05%	76,904	3,582	4.66%	86,889	3,796	4.37%
Tax-exempt investment securities[3,4]	27,021	1,783	6.60%	29,465	1,924	6.53%	30,166	1,961	6.50%
Other interest-earning assets	1,161	46	3.96%	1,076	68	6.32%	1,102	66	5.99%

Total interest-earning assets	393,756	25,449	6.46%	379,257	29,888	7.88%	360,589	27,241	7.55%

Allowance for loan losses	(4,677)			(4,363)			(4,272)
Premises and equipment, net	12,357			10,923			9,248
Intangible and other assets	11,134			5,744			5,214
Unrealized losses on investment securities	(1,337)			(732)			(1,463)

Total Assets	$429,152			$410,126			$388,869

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$60,386			$73,091			$82,372
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	108,336	$1,511	1.39%	95,350	$2,606	2.73%	87,239	$1,960	2.25%
Savings	60,708	573	0.94%	68,502	1,488	2.17%	75,949	1,273	1.68%
Time deposits	127,129	5,552	4.37%	106,266	5,302	4.99%	82,931	3,269	3.94%
Federal funds purchased	3,523	99	2.81%	3,100	169	5.45%	624	35	5.54%
U.S. Treasury demand note	729	11	1.51%	802	41	5.11%	678	33	4.82%
Federal Home Loan Bank advances	7,602	347	4.56%	5,000	300	6.00%	5,000	300	6.00%

Total interest-bearing liabilities	308,027	8,093	2.63%	279,020	9,906	3.55%	252,421	6,870	2.72%

Other liabilities	3,429			3,163			2,461
Realized shareholders’ equity	58,192			55,335			52,581
Accumulated other comprehensive loss	(882)			(483)			(966)

Total Liabilities and Shareholders’ Equity	$429,152			$410,126			$388,869

Excess of interest-earning assets over interest-bearing liabilities	$85,729			$100,237			$108,168

Interest rate spread			3.83%			4.33%			4.83%

Net interest income		$17,356			$19,982			$20,371

Net interest margin			4.41%			5.27%			5.65%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes loan fees and late charges of approximately $997,000, $1,211,000, and $1,381,000 in 2008, 2007, and 2006.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $651,000, $740,000, and $728,000 in 2008, 2007, and 2006. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	Now and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2008 and 2007.

Interest Differential1

Years Ended December 31,	2008 Compared to 2007 Increase (Decrease) Due to			2007 Compared to 2006 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
(In thousands)
Interest income:
Loans[2,3]	$151	$(5,403)	$(5,252)	$2,908	$140	$3,048
Federal funds sold	25	(89)	(64)	(140)	(12)	(152)
Taxable investment securities	718	322	1,040	(455)	241	(214)
Tax-exempt investment securities[3]	(161)	20	(141)	(46)	9	(37)
Other interest-earning assets	5	(27)	(22)	(2)	4	2

Total interest income	738	(5,177)	(4,439)	2,265	382	2,647

Interest expense:
Interest-bearing demand deposits[4]	317	(1,412)	(1,095)	194	452	646
Savings	(153)	(762)	(915)	(134)	349	215
Time deposits	962	(712)	250	1,046	987	2,033
Federal funds purchased	21	(91)	(70)	135	(1)	134
U.S. Treasury demand note	(3)	(27)	(30)	6	2	8
Federal Home Loan Bank advances	131	(84)	47	—	—	—

Total interest expense	1,275	(3,088)	(1,813)	1,247	1,789	3,036

Net change in net interest income	$(537)	$(2,089)	$(2,626)	$1,018	$(1,407)	$(389)

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

[4]	Now and money market accounts.

Noninterest Income and Expense

Noninterest income declined $1,583,582 or 30.73% in 2008 compared to 2007. Major elements in the 2008 results included:

a)	Other-than-temporary impairment loss on debt security: As further discussed in the Financial Condition section of this Analysis, the Company recorded a $1,024,681 other-than-temporary impairment loss on a single corporate debt security. Impairment was based on a material adverse change in estimated cash flows for purposes of determining fair value. No similar charge was recorded in 2007.

b)	Gain on sale of nonreadily marketable equity security: The Company recognized a pre-tax gain of $1,047,150 on the sale of a nonreadily marketable equity security with a book basis of $75,000 in 2007; the sale of this equity security, held since the 1980s, was prompted by then-market conditions. No equity securities were sold in 2008. Besides its ownership in the FHLB, the Company does not have any other nonreadily marketable equity securities on its books. The FHLB stock, which totaled $1,548,100 at December 31, 2008, is included in other assets and recorded at cost.

c)	Investment securities (losses) gains, net: The Company recognized a net gain of $178,655 on the sale of $12,205,989 mortgage-backed and Agency securities in 2008; these securities were sold for liquidity purposes. In 2007, the Company recognized a $36,843 loss on the sale of agency securities totaling $8,959,822 and a gain of $134,316 on the sale of corporate securities totaling $3,126,188. Proceeds from the 2007 sales funded growth in the loan portfolio. The Financial Condition section of this Analysis contains additional details on securities transactions.

d)	Service charges on deposit accounts: Service charges on deposit accounts grew $260,972 or 9.69% in 2008 compared to 2007. Approximately 55% of the 2008 improvement was attributable to increased analysis charges on commercial accounts; the remaining improvement resulted from higher volume of NSF and regular checking fees. In 2007, increased NSF volume was the main factor in the $274,024 or 11.33% growth in service charges.

e)	Other operating income: The other operating portion of noninterest income grew $146,095 in 2008. A $215,766 increase in cash surrender value of bank-owned life insurance largely offset an $81,710 or 23.46% decline in mortgage origination fees in 2008. The Company’s purchase of the $5,000,000 bank-owned life insurance policy occurred in November 2007; this single premium insurance currently yields 7.00% on a federal taxable-equivalent basis. By type and amount, the chief components of other operating income in 2008 were surcharge fees – ATM, $400,362; mortgage origination fees, $266,566; income on bank-owned life insurance, $235,183; income on sale of check products, $106,597; safe deposit box rentals, $94,669; and commissions on the sale of credit life insurance, $98,536. Together, these six income items comprised 82.23% of other operating income. In 2007, these same six income components comprised 77.53% of other operating income. The Company has been expanding and revamping its mortgage origination department and is optimistic these initiatives will increase fee production and cross-sell opportunities long-term.

Noninterest expense increased $339,891 or 2.48% in 2008 compared to 2007. The main factors impacting 2008 results included:

a)

Salaries and employee benefits: Personnel costs declined 4.38% or $358,982 in 2008 after increasing $167,240 in 2007. Declines in incentive accruals accounted for virtually the entire variation as base salary expense actually increased year-over-year and fringe benefit costs remained flat. Specifically, incentives accrued under various production programs approximated $36,000 in 2008 versus $79,000 in 2007; annual employee (non-officer) incentive programs, $55,000 versus $113,000; and annual officer incentive programs, $0 versus $386,000. No executive officers were eligible for, or received, a cash bonus accrual in 2008. Stock-based compensation expense totaling $15,065 was included in noninterest expense for the first time in 2008; refer to the Notes to the Consolidated Financial Statements and the proxy statement referenced in Item 15 for additional information on the Company’s stock option plan. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2008. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 11% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2008. In 2007, increases in nonofficer salaries and premiums on group medical insurance accounted for virtually all the variation. The 2007 increase in nonofficer salaries resulted largely from the hiring of personnel to staff SEB’s Southport facility, operational since January 2007, to fill vacancies at other branch locations, and to provide administrative support.

b)	Occupancy and equipment, net: Net occupancy and equipment expense increased $197,000 or 6.89% in 2008 after growing 5.26% in 2007. Renovation expenses at five branch facilities and operating costs and depreciation at the Company’s permanent facility at 15 Trade Street in Brunswick, which opened in November 2007, were primary factors in the comparative increase. The estimated cost of the one renovation planned in 2009 totals $60,000. The 2007 increase in occupancy and equipment expense was largely attributable to non-capitalizable furniture and equipment purchases and also, operating costs, on the 15 Trade Street and Southport facilities.

c)	Other operating expense: Other operating expense increased $501,873 or 18.91% in 2008 after declining $178,889 or 6.32% in 2007. A $256,775 impairment charge on goodwill, further discussed in the Consolidated Financial Statements, comprised 51.16% of the 2008 variation. Other variables in the 2008 results included increased ATM processing costs, reduced gains on sales and dispositions of foreclosed real estate and other assets, and higher supplies expense, which tends to be cyclical. A $190,000 adjustment to the book basis of the Yulee facility was the primary factor in the 2007 – 2006 variation. Besides advertising expense, which approximated $282,000 in 2008, $332,000 in 2007, and $341,000 in 2006, no individual component of other operating expense aggregated or exceeded 10% of the total in 2008, 2007, or 2006.

The FDIC has announced significant increases in regular assessment charges for FDIC deposit insurance coverage in 2009. The Company estimates its regular assessment charge will increase in excess of $325,000 in 2009 compared to 2008. Additionally, if the emergency assessment for all banks discussed in Item 1, Part 4 is implemented as proposed, the Company’s FDIC assessments will jump an additional $750,000 in 2009. These assessment expenses will significantly impact the Company’s net income results in 2009. Refer to Note 17 of the Consolidated Financial Statements for more details on noninterest income and expense.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are described in Note 1 to the Consolidated Financial Statements and are integral to understanding this Analysis. The Company has identified certain accounting policies as critical, because they require judgment about matters that are highly uncertain and the use of different estimates could result in materially different valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, valuing an asset or liability, recovering an asset, or relieving a liability. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices in the banking industry. The Company applies its critical accounting policies consistently from period to period and intends that any change in methodology occur in an appropriate manner. Accounting policies currently deemed “critical” are described below.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the existing loan portfolio. The allowance is increased by the provision for loan losses and reduced by loans charged off, net of recoveries. The allowance is determined based on management’s review and evaluation of larger loans that meet the definition of impaired and the size and current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the loan portfolio and also, an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk-rating data.

Larger nonaccrual loans are individually evaluated to determine the amount of specific allowance required using the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, assumptions and methodologies relevant to estimating the level of impaired and unrealized losses in the portfolio are used. To the extent that data supporting such assumptions is limited, managerial judgment and experience play a key role in estimating losses.

General allowances are established for loans grouped into pools that have similar characteristics, including smaller balance homogeneous loans. Management estimates probable losses by evaluating quantitative and qualitative factors, including net charge-off trends, internal risk ratings, changes in internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loans, product mix, underwriting practices, industry conditions, and economic trends.

Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance for loan losses. The qualitative factors associated with unallocated allowances are subjective and require a high degree of judgment. These factors include the inherent imprecisions in mathematical models and credit quality statistics, recent economic uncertainties, losses incurred from recent events not reflected in general or specific allowances, and lagging or incomplete data. At December 31, 2008, the entire allowance was assigned to specific loan pools.

The Company’s financial results are affected by changes in and the absolute level of the allowance. This process involves an analysis of complex internal and external variables and requires the judgment in estimating an appropriate allowance. As a result of the uncertainty associated with this subjectivity, the precision of the amount reserved cannot be assured if the Company experiences sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers or economic conditions could require significant increases or decreases in the level of the allowance. Such adjustments could materially affect net income due to changes in the provision. During 2008, delinquencies and net charge-offs in the real estate portfolio, including land holding and development loans, increased significantly due to deterioration in the housing market. The allowance considered current market conditions in deriving estimated reserves; however, given continued economic uncertainties, the ultimate amount of loss, as well as classification of loss, could vary from that estimate. Refer to the Financial Condition section of this Analysis for additional discussion on the allowance.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, other real estate, other repossessed assets, as well as intangibles and other long-lived assets. Investment securities available-for-sale are measured at fair value on a recurring basis. Conversely, fair value is used on a non-recurring basis to evaluate certain other assets or liabilities for impairment or for disclosure purposes; accordingly, these instruments are recorded at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of fair values to change include modifications in prepayment speeds, discount rates, or other market interest rates and changes in credit or market risk. Estimates and assumptions are reviewed periodically, and the effects of such revisions are reflected in the Consolidated Financial Statements when applicable.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Estimating fair value in accordance with SFAS No. 157 requires the Company to make a number of significant judgments. Where observable market prices for identical assets or liabilities are not available, SFAS No. 157 requires the Company to identify what it believes to be similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, then fair value is estimated using modeling techniques, such as discounted cash flow analyses. These modeling techniques incorporate assumptions that market participants would likely use in pricing the asset or the liability, such as interest rates, the effect of any restriction on the sale or use of an asset, and the risk of nonperformance. In certain cases, management’s assessment of assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements.

In estimating fair values for investment securities, third-party market prices are the best evidence of exit price. If such third-party market prices are not available on the exact securities owned, fair values are based on the market prices of similar instruments, third-party broker quotes, or otherwise estimated using unobservable inputs. When market observable data is not available, the valuation of financial instruments becomes subjective and involves substantial judgment. The need to use unobservable inputs generally results from the lack of market liquidity for certain types of securities, which results in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments. The distressed market conditions in 2008 impacted the Company’s ability to value certain available-for-sale investment securities. Even when third party pricing has been available, the reduced trading activity stemming from current market conditions has challenged the observability of these quotations. The Company’s use of unobservable inputs in valuing certain investment securities is described in Note 16 to the Consolidated Financial Statements.

Impaired loans are also evaluated under SFAS No. 157. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. Changes in impaired loans and the allowance – i.e. fair value—can significantly impact the Company’s financial position and results of operations.

The fair values of other real estate and other repossessions are often based on recent appraisals by third parties, less estimated selling costs. Estimates of fair value are also required when performing impairment analyses of intangibles and other long-lived assets. For long-lived assets, including intangibles subject to amortization, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value and is not recoverable. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that could trigger impairment include significant underperformance relative to historical or projected future operating results, changes in the use of the acquired assets, and negative industry or economic trends. The review of factors present and the resulting appropriate carrying value of other long-lived assets are subject to managerial judgments and estimates. Future events could cause the Company to conclude that an asset is impaired and a write-down is appropriate.

Income Taxes

The preparation of financial statements requires management to estimate its income taxes in each of the jurisdictions in which it operates. Adjustments in tax estimates occur periodically due to changes in tax rates, interpretations of tax laws, examinations by tax authorities, and newly enacted regulation. These changes, if they occur, can impact accrued taxes and materially affect the Company’s operating results.

The Company must also evaluate the realizability of deferred tax assets based on expectations of future taxable income, and to the extent recovery is deemed unlikely, establish a valuation allowance. Significant managerial judgment is necessarily required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. To the extent a valuation allowance is established or adjusted in a particular period, an expense must be included within the tax provision in the Consolidated Statements of Income. See Note 11 to the Consolidated Financial Statements for additional details on income taxes.

RECENT ACCOUNTING DEVELOPMENTS

The provisions of recent pronouncements and the related impact on the Company’s Consolidated Financial Statements, if any, are discussed in the Recent Accounting Standards section of Note 1.

Various other accounting proposals affecting the banking industry are pending with the FASB. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

CORPORATE GOVERNANCE

Pursuant to The Sarbanes-Oxley Act of 2002 (the “Act”), the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “Treasurer”), or persons acting in those capacities, are required to certify the Company’s financial statements. The legislation also requires public companies to report certain off-balance sheet transactions as well as present any pro-forma disclosures in a straightforward manner. Furthermore, the legislation has accelerated the required reporting of insider stock transactions, which now generally must be reported by the end of the second business day following a covered transaction; requires that annual reports filed with the SEC include a statement by management asserting that it is responsible for creating and maintaining adequate internal controls and assessing the effectiveness of those controls; and requires companies to disclose whether they have adopted an ethics code for senior financial officers, and if not, why not, and whether the audit committee includes at least one “audit committee financial expert.” The Company believes that it has complied with each of the foregoing requirements except the last. Although the audit committee includes directors presiding over their own businesses and actively engaged in financial matters, the Company does not believe that any of its current committee members qualify as a financial expert; however, a local certified public accountant well versed in financial matters serves on the audit committee of the Bank, and because all committee meetings are joint and the Bank is the predominant asset of the Company, the Company believes that it complies with the spirit of the Act.

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

FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Annual Report on Form 10-K (the “Report”) or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of federal securities laws, including, without limitation, statements regarding the Company’s outlook on earnings, stock performance, asset quality, economic conditions, real estate markets, and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, they should be considered forward-looking statements. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The following list, which is not intended to be all-encompassing, summarizes certain factors that could cause actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made; (3) general economic conditions (both generally and in local markets) may continue to be less favorable than expected, resulting in, among other things, a further deterioration in credit quality and/or a reduction in demand for credit; (4) continued weakness in the real estate market may continue to adversely affect the Company; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the Company’s business; (6) competitors may have greater financial resources and develop products that enable them to compete more successfully; (7) the Company’s ability to attract and retain key personnel can be affected by increased competition for experienced employees in the banking industry; (8) adverse changes may occur in the bond markets, affecting portfolio valuation; (9) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (10) restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals; (11) economic, governmental, or other factors may prevent growth in the Company’s markets; (12) changes in consumer spending and savings habits could impede the Company’s ability to grow its loan and deposit portfolios; (13) the Company may be unfavorably impacted by litigation, which depends on judicial interpretations of law and findings of juries; and (14) the risk factors discussed from time to time in the Company’s Periodic Reports filed with the SEC, including but not limited to, this Report. The Company undertakes no obligation to, and does not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

As noted, the foregoing list of factors is not exclusive. This Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The discussion on market risk is included in the Interest Rate and Market Risk/Interest Rate Sensitivity section of Part II, Item 7.

Item 8.	Financial Statements and Supplementary Data.

The response to this item commences on page 45. Selected Statistical Information is included within the management discussion in Part II, Item 7. Both the financial information and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiary.

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

Selected Quarterly Financial Data

2008 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$5,702	$6,122	$6,351	$6,623
Interest expense	1,806	1,906	2,033	2,348
Net interest income	3,896	4,216	4,318	4,275
Provision for loan losses	852	265	120	111
Net gains (losses) on sales of investment securities	160	19	—	—
Other-than-temporary impairment loss on corporate debt security	(1,025)	—	—	—
Income (loss) before income tax expense	(233)	1,601	1,803	1,708
Net income (loss)	(75)	1,142	1,274	1,209
Basic and diluted earnings (loss) per common share	$(0.02)	$0.36	$0.40	$0.38

Selected Quarterly Financial Data

2007 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)
Interest income	$7,166	$7,391	$7,363	$7,227
Interest expense	2,633	2,532	2,425	2,316
Net interest income	4,533	4,860	4,938	4,912
Provision for loan losses	100	70	20	115
Net gains (losses) on sales of investment securities	—	(37)	—	135
Gain on sale of nonreadily marketable equity security	1,047	—	—	—
Income before income tax expense	3,024	2,454	2,438	2,467
Net income	2,044	1,663	1,653	1,671
Basic and diluted earnings per common share	$0.64	$0.52	$0.52	$0.52

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the consolidated balance sheets of Southeastern Banking Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Banking Corporation and Subsidiary, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

April 15, 2009

Consolidated Balance Sheets

December 31,	2008	2007
Assets

Cash and due from banks	$16,387,348	$26,558,995

Cash and cash equivalents	16,387,348	26,558,995

Investment securities
Available-for-sale, at market value	85,253,669	88,845,650
Held-to-maturity, market value of approximately $30,300,000 and $32,111,000 at December 31, 2008 and 2007	30,225,957	31,614,785

Total investment securities	115,479,626	120,460,435

Loans, gross	279,885,949	269,613,025
Unearned income	(129,254)	(136,405)
Allowance for loan losses	(4,929,177)	(4,510,231)

Loans, net	274,827,518	264,966,389

Premises and equipment, net	12,396,208	12,376,959
Bank-owned life insurance, at cash surrender value	5,254,600	5,019,417
Other real estate	3,630,338	305,048
Intangible assets	133,287	448,277
Other assets	6,877,624	6,250,197

Total Assets	$434,986,549	$436,385,717

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$55,628,317	$64,436,226
Interest-bearing demand, savings, and time deposits	294,181,474	297,619,950

Total deposits	349,809,791	362,056,176

Federal funds purchased	6,258,000	7,292,000
U.S. Treasury demand note	1,982,486	682,523
Federal Home Loan Bank advances	17,000,000	5,000,000
Other liabilities	2,752,729	4,617,708

Total liabilities	377,803,006	379,648,407

Commitments and Contingencies

Shareholders’ Equity

Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in capital	1,406,788	1,391,723
Retained earnings	60,726,000	59,161,894
Treasury stock, at cost	(8,350,032)	(8,307,905)

Realized shareholders’ equity	58,258,752	56,721,708
Accumulated other comprehensive (loss) income	(1,075,209)	15,602

Total shareholders’ equity	57,183,543	56,737,310

Total Liabilities and Shareholders’ Equity	$434,986,549	$436,385,717

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,176,331	3,178,331
Treasury shares	404,466	402,466

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Years Ended December 31,	2008	2007	2006
Interest income:

Interest and fees on loans	$18,842,934	$24,065,398	$21,041,352
Interest on federal funds sold	94,666	159,047	310,741
Interest on investment securities:
Taxable	4,621,908	3,582,450	3,795,586
Tax-exempt	1,192,362	1,273,130	1,299,926
Other interest income	45,836	68,388	65,855

Total interest income	24,797,706	29,148,413	26,513,460

Interest expense:

Interest on deposits	7,636,012	9,395,888	6,502,304
Interest on federal funds purchased	98,875	169,020	34,586
Interest on U.S. Treasury demand note	10,835	40,656	32,728
Interest on Federal Home Loan Bank advances	346,858	300,111	300,111

Total interest expense	8,092,580	9,905,675	6,869,729

Net interest income	16,705,126	19,242,738	19,643,731

Provision for loan losses	1,348,000	305,000	109,500

Net interest income after provision for loan losses	15,357,126	18,937,738	19,534,231

Noninterest income:
Service charges on deposit accounts	2,954,571	2,693,599	2,419,575
Net gains (losses) on sales of investment securities	178,655	97,473	(209)
Gain on sale of nonreadily marketable equity security	—	1,047,150	—
Other-than-temporary impairment loss on debt security	(1,024,681)	—	—
Other operating income	1,461,567	1,315,472	1,308,685

Total noninterest income	3,570,112	5,153,694	3,728,051

Noninterest expense:
Salaries and employee benefits	7,837,351	8,196,333	8,029,093
Occupancy and equipment expense, net	3,055,411	2,858,411	2,715,570
Other operating expense	3,155,504	2,653,631	2,832,520

Total noninterest expense	14,048,266	13,708,375	13,577,183

Income before income tax expense	4,878,972	10,383,057	9,685,099

Income tax expense	1,329,159	3,352,539	3,110,083

Net income	$3,549,813	$7,030,518	$6,575,016

Basic and diluted earnings per common share	$1.12	$2.19	$2.04

Basic and diluted weighted average common shares outstanding	3,177,101	3,204,024	3,223,104

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Stated Value
Balance, December 31, 2005	3,235,002	$4,475,996	$1,391,723	$50,977,998	$(6,757,073)	$(687,744)	$49,400,900

Comprehensive income:
Net income	—	—	—	6,575,016	—	—	6,575,016
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $46,448	—	—	—	—	—	90,165	90,165
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $(84)	—	—	—	—	—	125	125

Total comprehensive income							6,665,306

Cash dividends declared, $1.02 per share	—	—	—	(3,280,764)	—	—	(3,280,764)
Purchase of treasury stock	(21,402)	—	—	—	(599,256)	—	(599,256)

Balance, December 31, 2006	3,213,600	4,475,996	1,391,723	54,272,250	(7,356,329)	(597,454)	52,186,186

Comprehensive income:
Net income	—	—	—	7,030,518	—	—	7,030,518
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $345,945	—	—	—	—	—	671,540	671,540
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $38,989	—	—	—	—	—	(58,484)	(58,484)

Total comprehensive income							7,643,574

Cash dividends declared, $0.67 per share	—	—	—	(2,140,874)	—	—	(2,140,874)
Purchase of treasury stock	(35,269)	—	—	—	(951,576)	—	(951,576)

Balance, December 31, 2007	3,178,331	4,475,996	1,391,723	59,161,894	(8,307,905)	15,602	56,737,310

Comprehensive income:
Net income	—	—	—	3,549,813	—	—	3,549,813
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $(823,432)	—	—	—	—	—	(1,598,427)	(1,598,427)
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $71,462	—	—	—	—	—	(107,193)	(107,193)
Reclassification adjustment for other-than-temporary impairment loss on debt security included in net income, net of tax (benefit) of $(409,872)	—	—	—	—	—	614,809	614,809

Total comprehensive income							2,459,002

Cash dividends declared, $0.62 1/2 per share	—	—	—	(1,985,707)	—	—	(1,985,707)
Stock-based compensation	—	—	15,065	—	—	—	15,065
Purchase of treasury stock	(2,000)	—	—	—	(42,127)	—	(42,127)

Balance, December 31, 2008	3,176,331	$4,475,996	$1,406,788	$60,726,000	$(8,350,032)	$(1,075,209)	$57,183,543

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2008	2007	2006
Cash flows from operating activities:
Net income	$3,549,813	$7,030,518	$6,575,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	830,859	728,579	614,506
Amortization and accretion, net	(73,471)	96,482	159,982
Provision for loan losses	1,348,000	305,000	109,500
Deferred income tax benefit	(555,798)	(106,165)	(76,263)
Net (gains) losses on sales of investment securities	(178,655)	(97,473)	209
Gain on sale of nonreadily marketable equity security	—	(1,047,150)	—
Other-than-temporary impairment loss on debt security	1,024,681	—	—
Increase in cash surrender value of bank-owned life insurance	(235,183)	(19,417)	—
Net gain on sales of other real estate	(12,957)	(49,567)	(14,868)
Write-off of goodwill	256,775	—	—
Stock-based compensation	15,065	—	—
(Increase) decrease in interest receivable	654,037	(284,838)	(357,061)
Increase (decrease) in interest payable	(61,655)	656,200	559,676
Net change in income tax receivable or payable	489,581	206,484	(322,979)
Changes in assets and liabilities:
Increase in other assets	(756,578)	(75,374)	(103,218)
Increase (decrease) in other liabilities	(1,008,742)	567,591	(55,915)

Net cash provided by operating activities	5,285,772	7,910,870	7,088,585

Cash flows from investing activities:
Purchase of available-for-sale investment securities	(482,225,589)	(210,206,548)	(94,125,010)
Purchase of held-to-maturity investment securities	(3,943,860)	(900,000)	(2,135,000)
Proceeds from sales of available-for-sale investment securities	12,205,989	12,086,010	9,991,333
Proceeds from maturities, calls, and payments of investment securities:
Available-for-sale	471,328,144	203,878,207	73,610,509
Held-to-maturity	5,275,350	1,977,200	3,803,800
Net increase in loans	(13,970,067)	(22,077,849)	(24,371,657)
Purchase of Federal Home Loan Bank stock	(982,400)	—	—
Redemption of Federal Home Loan Bank stock	395,500	40,700	24,200
Proceeds from sale of nonreadily marketable equity security	—	1,122,150	—
Purchase of bank-owned life insurance	—	(5,000,000)	—
Capital expenditures, net	(850,108)	(3,262,664)	(1,639,831)
Proceeds from sales of other real estate	112,461	364,394	131,215

Net cash used in investing activities	(12,654,580)	(21,978,400)	(34,710,441)

Cash flows from financing activities:
Net increase (decrease) in deposits	(12,246,385)	20,105,146	13,149,942
Net increase (decrease) in federal funds purchased	(1,034,000)	2,608,000	4,684,000
Net increase (decrease) in U.S. Treasury demand note	1,299,963	(1,222,618)	549,582
Advances from Federal Home Loan Bank	32,000,000	—	—
Repayment of advances from Federal Home Loan Bank	(20,000,000)	—	—
Purchase of treasury stock	(42,127)	(951,576)	(599,256)
Dividends paid	(2,780,290)	(3,322,655)	(3,342,450)

Net cash provided by (used in) financing activities	(2,802,839)	17,216,297	14,441,818

Net increase (decrease) in cash and cash equivalents	(10,171,647)	3,148,767	(13,180,038)
Cash and cash equivalents at beginning of year	26,558,995	23,410,228	36,590,266

Cash and cash equivalents at end of year	$16,387,348	$26,558,995	$23,410,228

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,154,235	$9,251,474	$6,308,053
Income taxes, net of refunds	1,500,000	3,320,000	3,550,000
Noncash investing and financing transactions:
Increase in unrealized gains (losses) on investment securities available-for-sale	(1,652,744)	928,875	136,801
Real estate acquired through foreclosure	2,805,241	356,348	331,137
Loans made in connection with sales of other real estate	10,346	23,625	86,905

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southeastern Banking Corporation is a bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Southeastern Bank. The Company operates within one business segment, community banking, offering a broad range of banking services to consumer and commercial customers in southeast Georgia and northeast Florida since its establishment in 1889. The Company is headquartered in Darien, Georgia.

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

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant change pertain to the determination of the allowance for loan losses, the valuation of other real estate and deferred taxes, the assessment of impairment of investment securities, and the measurement of contingent assets and liabilities. Certain reclassifications, with no effect on total assets or net income, have been made to prior period amounts to conform to the current period presentation.

Cash, Due from Banks, and Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Cash flows from loans, federal funds sold, federal funds purchased, and deposits are reported net. At various times throughout the year, cash balances held at correspondent banks may exceed federally insured limits.

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank based on a percentage of deposits. Reserve balances totaled approximately $11,040,000 and $11,447,000 at December 31, 2008 and 2007.

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

Notes to Consolidated Financial Statements

The Company reviews securities for impairment on a quarterly basis, and more frequently when conditions warrant. Factors considered in determining whether an impairment is other-than-temporary include (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the underlying collateral or issuer, and (3) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A security that has been other-than-temporarily impaired is written down to fair value, and the amount of the write-down is accounted for as a realized loss in the Consolidated Statements of Income.

Equity securities without readily determinable fair values, including the Company’s required investment in the FHLB, are included in other assets and recorded at cost. The Company periodically reviews these equity securities for other-than-temporary impairment.

Loans

The Company’s loan portfolio is comprised of commercial loans, consumer loans, real estate loans and lines, credit card receivables, and nonaccrual and restructured loans. Loans are reported at their principal balances outstanding, net of unearned income and the allowance for loan losses. Interest income on all types of loans is accrued based upon the outstanding principal amounts, except those classified as nonaccrual loans. The Company typically classifies a loan as nonaccrual when one of the following events occurs: (i) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; (ii) collection of recorded interest or principal is not anticipated; or (iii) income for the loan is recognized on a cash basis due to deterioration in the financial condition of the debtor.

When a loan is placed on nonaccrual status, unpaid interest is reversed against interest income. Cash receipts on nonaccrual loans are applied first to outstanding principal balances and secondly to interest. Only when all principal and interest amounts contractually due are brought current and future payments are reasonably assured may the loan be returned to accrual status. Accumulated interest on nonaccrual loans, including interest foregone during the nonaccrual period, is recorded as interest income on the date the loan is returned to accrual status.

A loan is considered impaired when it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Loans classified as nonaccrual generally meet the criteria to be considered impaired loans. The Company typically measures the impairment of a loan by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, is considered in evaluating the overall adequacy of the allowance for loan losses. See the “Allowance for Loan Losses” section of this Note for further discussion of impaired loans.

Troubled debt restructured (“TDR”) loans are loans in which the Company has granted a concession to the borrower due to the borrower’s deteriorating financial condition, which would not otherwise be considered. TDR loans are accounted for in accordance with SFAS No. 15, “Accounting by Debtor and Creditors for Troubled Debt Restructurings” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15.” When the Company modifies the terms of an existing loan that is not considered a TDR, the Company follows the provisions of EITF No. 01-7, “Creditor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF 01-7 requires that a creditor account for a loan modification as a new loan if the terms of the new loan resulting from a loan refinancing or restructuring, other than a TDR, are at least as favorable to the lender as the terms for comparable loans to other customers with similar risk who are not undergoing a refinancing or restructuring and the modifications are more than minor.

Accounting principles normally require loan origination fees and certain direct loan origination costs to be capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2008, 2007, and 2006 was not significant, no amounts have been capitalized or deferred.

Notes to Consolidated Financial Statements

Allowance for Loan Losses

The Company’s allowance for loan losses is the amount considered adequate to absorb potential losses within the loan portfolio based on management’s evaluation of the size and current risk characteristics of the portfolio. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances are subjective and require a high degree of managerial judgment. These factors include the inherent imprecisions in models and lagging or incomplete data. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require adjustments to the allowance based on their judgment. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance while subsequent recoveries, if any, are credited to the allowance.

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

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the assets’ estimated useful lives, ranging from 7 – 40 years for buildings and improvements, and 3 –7 years for furniture and equipment. Construction-in-progress primarily includes in-process branch expansion, branch renovation, and software projects. Upon completion, branch-related projects are maintained in buildings and equipment while software projects are reclassified to equipment. Generally, furniture and equipment with per unit costs of less than $1,000 are expensed as incurred and not capitalized. Maintenance and repairs are also expensed as incurred, while improvements are capitalized.

Long-lived assets, including certain fixed assets, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the Consolidated Statements of Income. The Company did not consider any of its premises and equipment to be impaired at December 31, 2008 and 2007.

Other Real Estate

Other real estate represents properties acquired through, or in lieu of foreclosure, and also includes any investments in real estate ventures. Other real estate is held for sale and is carried at the lower of cost or fair

Notes to Consolidated Financial Statements

value less estimated selling expenses. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Provisions for subsequent devaluation of other real estate are included in noninterest expense, while costs associated with improving the property are capitalized. The carrying amount of foreclosed real estate was $3,005,338 and $305,048 at December 31, 2008 and 2007. Direct investments in real estate ventures totaled $625,000 and $0 at December 31, 2008 and 2007, respectively.

Intangible Assets

Goodwill and core deposit intangibles comprise intangible assets. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired companies. Goodwill is not amortized but instead is tested for impairment annually, or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If impaired, the excess of the carrying amount over implied fair value is charged to earnings. Based on impairment tests performed, the Company recorded an impairment charge of $256,775 related to goodwill in 2008. No impairment charge was recognized in 2007.

Core deposit intangibles are being amortized over useful lives ranging from 10-15 years. Amortization periods are reviewed annually or more frequently as circumstances dictate. The Company determined its core deposit intangibles were not impaired as of December 31, 2008 or 2007.

Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes after adjustment for permanent differences such as tax-exempt income. Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured differently for financial reporting and income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect. A valuation allowance is recognized for a deferred tax asset if, based on the weight of available evidence, some portion or the entire deferred tax asset will likely not be realized. Subsequent changes in tax laws require adjustment to these assets and liabilities with the cumulative effect included in income from continuing operations for the period in which the change was enacted. Based on current projections, management believes the Company will generate sufficient operating earnings to fully realize its deferred tax benefits. In computing the income tax provision, the Company evaluates the technical merits of its income tax positions based on current legislative, judicial, and regulatory guidance.

Stock-Based Compensation Plan

The Company sponsors a stock plan under which incentive stock options may be granted periodically to certain employees. The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” Disclosures related to the stock-based compensation plan are included in Note 10.

Fair Value

The Company measures its available-for-sale securities at fair value on a recurring basis. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment or for disclosure purposes. Examples of these non-recurring uses of fair value include goodwill and other long-lived assets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company may use various valuation techniques and assumptions when estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements.” In accordance with SFAS No. 157, the Company applies the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments.

Notes to Consolidated Financial Statements

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which may be internally developed, and considers risk premiums that a market participant would require.

When determining the fair value measurement for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would likely use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nonetheless, certain assets and liabilities may not be actively traded in observable markets, and the Company must use alternative valuation techniques to derive a fair value measurement.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and common share equivalents calculated for stock options. Because they would have been antidilutive, 42,000 equivalent shares related to stock options were excluded from the computation of diluted earnings per share at December 31, 2008. The Company did not have any common share equivalents in 2007 and 2006.

Comprehensive Income

Comprehensive income, which includes certain transactions and other economic events that bypass the Consolidated Statements of Income, consists of net income and unrealized gains and losses on available-for-sale securities, net of income taxes.

Recent Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to fair value certain financial assets and liabilities on an instrument-by-instrument basis with changes in fair value recognized in earnings as they occur. The election to fair value a financial asset or liability is generally irrevocable. The adoption of this statement effective January 1, 2008 did not impact the Company’s financial statements. No instruments are currently being valued under this statement.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. The Company adopted SFAS No 141R effective January 1, 2009, and the adoption did not impact the Company’s financial statements.

Notes to Consolidated Financial Statements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about the use of derivative instruments, the accounting for derivative instruments under SFAS No. 133 and related interpretations, and the impact of derivative instruments and related hedged items on financial position, financial performance, and cash flows, particularly from a risk perspective. SFAS No. 161 is effective for annual and interim periods beginning after November 15, 2008. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$36,100,395	$918,994	$—	$37,019,389
Mortgage-backed securities	26,184,828	403,094	36,164	26,551,758
Corporate bonds	24,597,552	190,748	3,105,778	21,682,522

	86,882,775	1,512,836	3,141,942	85,253,669

Held-to-maturity:
State and municipal securities	30,225,957	418,854	345,287	30,299,524

Total investment securities	$117,108,732	$1,931,690	$3,487,229	$115,553,193

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$58,788,870	$215,564	$48,877	$58,955,557
Mortgage-backed securities	19,504,800	62,239	285,677	19,281,362
Corporate bonds	10,528,340	92,102	11,711	10,608,731

	88,822,010	369,905	346,265	88,845,650

Held-to-maturity:
State and municipal securities	31,614,785	637,109	140,911	32,110,983

Total investment securities	$120,436,795	$1,007,014	$487,176	$120,956,633

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2008 are shown in the table on the next page. Actual maturities for U.S. Government-sponsored agencies, corporate bonds, and state and municipal securities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties. Mortgage-backed securities are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

Notes to Consolidated Financial Statements

December 31, 2008	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,388,701	$4,450,414	$3,287,788	$3,329,192
Due from one to five years	30,247,571	30,486,446	11,532,763	11,697,308
Due from five to ten years	17,112,021	16,404,886	11,191,485	11,277,481
Due after ten years	8,949,654	7,360,165	4,213,921	3,995,543

	60,697,947	58,701,911	30,225,957	30,299,524
Mortgage-backed securities	26,184,828	26,551,758	—	—

	$86,882,775	$85,253,669	$30,225,957	$30,299,524

Securities with carrying values of $76,427,934 and $93,906,031 at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and other borrowings.

Proceeds from the sale of available-for-sale securities were $12,205,989, $12,086,010, and $9,991,333 in 2008, 2007, and 2006, respectively. Gross realized gains were $219,387, $134,628, and $0, and gross realized losses on such sales were $40,732, $37,155, and $209 in 2008, 2007, and 2006, respectively. The tax provision applicable to these net realized gains (losses) approximated $71,462, $38,989,and $(84) in 2008, 2007, and 2006. No securities held-to-maturity were sold in 2008, 2007, and 2006.

Securities with unrealized losses at December 31, 2008 and 2007 were as follows:

December 31, 2008	Less than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$—	$—	$—	$—
Mortgage-backed securities	22,331	2,041,019	13,833	1,982,168
Corporate bonds	3,105,778	13,108,044	—	—

	3,128,109	15,149,063	13,833	1,982,168

Held-to-maturity:
State and municipal securities	276,662	8,416,428	68,625	578,697

Total temporarily impaired securities	$3,404,771	$23,565,491	$82,458	$2,560,865

December 31, 2007	Less than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government-sponsored agencies	$39,569	$27,957,129	$9,308	$6,485,156
Mortgage-backed securities	9	15,394	285,668	14,032,118
Corporate bonds	—	—	11,711	2,086,189

	39,578	27,972,523	306,687	22,603,463

Held-to-maturity:
State and municipal securities	61,328	1,885,630	79,583	4,597,034

Total temporarily impaired securities	$100,906	$29,858,153	$386,270	$27,200,497

Notes to Consolidated Financial Statements

On December 31, 2008, the Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2008 increased market yields on certain securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio. The $36,164 unrealized loss on 9 mortgage-backed securities at December 31, 2008 pertained solely to issues guaranteed by Federal National Mortgage Association and Federal Home Loan Mortgage Association; the Company does not own any private label mortgage-backed securities. At December 31, 2008, 3 or $1,982,168 of these mortgage-backed securities had been in a continuous unrealized loss position for twelve months or more. The unrealized loss of $3,105,778 related to 9 corporate bonds was attributable to issues of banks or bank holding companies domiciled in the southeastern United States. At December 31, 2008, these corporate bonds were all rated “BBB” or higher by at least one nationally recognized rating agency except for three non-rated trust preferred securities with an aggregate carrying value of $2,777,250 and unrealized loss of $722,424. The total unrealized loss on these 9 corporate securities, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues currently affecting the banking industry. Within the municipal portfolio, 2 or $578,697 of total holdings had been in a continuous unrealized position for twelve months or more at December 31, 2008 and 32 or $8,416,428 in a continuous loss position less than twelve months. Except for eight non-rated Georgia municipals and one non-rated Florida municipal, these securities were all rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. The Company has reviewed these securities and considering its intent and ability to hold these securities until recovery, has concluded that these securities were not other-than-temporarily impaired at December 31, 2008. Concentrations of credit risk pertaining to investment securities are disclosed in Note 14.

The Company reviews securities for impairment on a quarterly basis, and more frequently when conditions warrant. Factors considered in determining whether an impairment is other-than-temporary include (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the underlying collateral or issuer, and (3) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any fair value recovery. During 2008, the Company recorded a $1,024,681 other-than-temporary impairment charge on a single corporate debt security. Impairment was based on a material adverse change in estimated cash flows for purposes of determining fair value. No similar charge was recorded in 2007.

The Company held stock in the FHLB totaling $1,548,100 at December 31, 2008. The Company accounts for the stock based on industry guidance in SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend or Finance the Activities of Others,” which requires the investment be carried at cost and evaluated for impairment based on ultimate recoverability of par value. The Company evaluated its holding in FHLB stock at December 31, 2008 and believes its holdings are recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

On February 2, 2009, the Company transferred all investment securities classified as held-to-maturity to the available-for-sale category. The amortized cost of the transferred securities totaled $28,811,418, and the market value, $29,269,028. The Company recorded a $302,023 reclassification adjustment to accumulated other comprehensive income as a result of the transfer.

Notes to Consolidated Financial Statements

3.	LOANS

The composition of the Company’s loan portfolio is shown in the table below:

December 31,	2008	2007
Commercial, financial, and agricultural	$96,491,853	$88,844,486
Real estate – construction	121,194,083	123,094,881
Real estate – residential mortgage	47,238,679	39,988,155
Consumer, including credit cards	14,961,334	17,685,503

Loans, gross	279,885,949	269,613,025
Unearned income	(129,254)	(136,405)
Allowance for loan losses	(4,929,177)	(4,510,231)

Loans, net	$274,827,518	$264,966,389

Nonaccrual and restructured loans totaled approximately $7,130,000 and $732,000 at December 31, 2008 and 2007, respectively. Included in the allowance for loan losses were approximately $183,000 and $15,000 pertaining to such loans at December 31, 2008 and 2007. The gross amounts of interest income that would have been recorded in 2008, 2007, and 2006 on nonaccrual loans at December 31 of each year, if all such loans had been accruing interest at their contractual rates, were $211,000, $69,000, and $95,000. Interest income recognized on nonaccrual loans totaled $59,000, $66,000, and $58,000 in 2008, 2007, and 2006. Nonaccrual and restructured loans averaged approximately $2,662,000, $765,000, and $1,067,000 in 2008, 2007, and 2006. Accruing loans past due ninety days or more approximated $135,000 and $776,000 at December 31, 2008 and 2007, respectively. Loans individually evaluated (accruing and nonaccruing) in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” totaled approximately $13,685,000 and $6,397,000 at December 31, 2008 and 2007. After adjustments for collateral value, the allowance for loan losses allocated to these impaired loans approximated $854,000 and $80,000 at December 31, 2008 and 2007.

In the normal course of business, the Bank extends credit to directors, executive officers, and principal shareholders of the Company and its subsidiary, and to their affiliates, at prevailing interest rates and terms. The aggregate dollar amount of these loans, as defined, approximated $6,490,000 at December 31, 2008 and $6,078,000 at December 31, 2007. During 2008, approximately $195,000 of such loans were made and $804,000 repaid; an additional $1,021,000 in loans became subject to related party guidelines.

At December 31, 2008 and 2007, $23,095,000 and $0, respectively, of loans were pledged as collateral for advances from the FHLB (Note 9).

4.	ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized below:

Years Ended December 31,	2008	2007	2006
Balance, beginning of year	$4,510,231	$4,239,966	$4,311,007
Provision for loan losses	1,348,000	305,000	109,500
Charge-offs	(1,043,172)	(266,968)	(364,259)
Recoveries	114,118	232,233	183,718

Balance, end of year	$4,929,177	$4,510,231	$4,239,966

Notes to Consolidated Financial Statements

5.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,	2008	2007
Land	$3,995,522	$3,995,522
Buildings and improvements	11,088,309	10,891,853
Furniture and equipment	6,803,188	7,041,526
Construction-in-progress, estimated cost to complete approximately $6,000	6,120	58,808

	21,893,139	21,987,709
Accumulated depreciation and amortization	(9,496,931)	(9,610,750)

Premises and equipment, net	$12,396,208	$12,376,959

The Company owned all its facilities and equipment at December 31, 2008 except for one branch facility, one ATM facility, and computer hardware that were leased short-term. Depreciation and amortization of premises and equipment totaled $830,859, $728,579, and $614,506 in 2008, 2007, and 2006, respectively. Rent expense associated with operating leases on facilities and equipment approximated $99,900, $149,600, and $150,900 in 2008, 2007, and 2006. The Company had no capital leases at December 31, 2008.

6.	INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis or more frequently, as circumstances dictate. The Company completed its annual review during the fourth quarter of 2008 and determined its goodwill, but not core deposit intangibles, was impaired. The carrying value of goodwill for the Company’s single operating unit exceeded the implied fair value of goodwill, resulting in a $256,775 impairment charge in the fourth quarter of 2008. A summary of information related to acquired intangible assets is shown in the table below:

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2005	$256,775	$307,929
Amortization	—	(58,214)

Balance, December 31, 2006	$256,775	$249,715
Amortization	—	(58,213)

Balance, December 31, 2007	$256,775	$191,502
Amortization	—	(58,215)
Write-off of goodwill	(256,775)	—

Balance, December 31, 2008	$—	$133,287

The $256,775 impairment charge on goodwill was recorded in noninterest expense in the Consolidated Statements of Income.

Estimated amortization expense for the next five years, all pertaining to core deposit intangibles, is as follows:

2009	$58,214
2010	58,214
2011	16,026
2012	833
2013	—

Total	$133,287

Notes to Consolidated Financial Statements

7.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following:

December 31,	2008	2007
Interest-bearing demand deposits (NOW and money market)	$95,160,338	$116,154,477
Savings	65,166,380	62,771,765
Time certificates under $100,000	66,941,934	66,147,665
Time certificates of $100,000 or more	66,912,822	52,546,043

Total interest-bearing deposits	$294,181,474	$297,619,950

Interest expense on time certificates of $100,000 or more approximated $2,550,000, $2,266,000, and $1,376,000 in 2008, 2007, and 2006, respectively.

Scheduled maturities of time certificates at December 31, 2008 were as follows:

2009	$114,357,535
2010	9,345,291
2011	3,806,164
2012	5,939,731
2013	406,035

Total	$133,854,756

The Company had no brokered deposits at December 31, 2008 or 2007. At December 31, 2008 and 2007, deposits of one local governmental body comprised approximately $27,477,000 and $39,525,000 of the deposit base, respectively. Overdraft demand deposits reclassified to loans totaled $264,749 and $144,082 at December 31, 2008 and 2007, respectively.

8.	SHORT-TERM BORROWINGS

Short-term borrowings at December 31 included:

December 31,	2008		2007
	Balance	Rate	Balance	Rate
U.S. Treasury demand note	$1,982,486	0.00%	$682,523	3.59%

Securities with carrying values of $2,313,608 were pledged as collateral for the U.S. Treasury demand note at December 31, 2008. The demand note must be repaid upon notice by the Treasury.

At December 31, 2008, $33,415,000 in unsecured lines of credit from non-affiliated banks, known as federal funds purchased, were available to meet general liquidity needs. Amounts drawn against these overnight lines totaled $6,258,000 and $7,292,000 at December 31, 2008 and 2007. The average balances of short-term borrowings for the years ended December 31, 2008 and 2007 were $4,252,497 and $3,901,975 respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2008 and 2007 were $9,631,016 and $7,974,523, respectively.

Notes to Consolidated Financial Statements

9.	FEDERAL HOME LOAN BANK ADVANCES

The Company has a line of credit from the FHLB to meet general liquidity and other needs. Under this line and subject to collateral constraints, the Company can borrow, in total or increments, up to 16% of the Bank’s total assets; at December 31, 2008, maximum borrowings available under this line approximated $69,273,000. Advances outstanding at December 31 are summarized below:

December 31,	2008	2007
Fixed rate advance due 1/26/09 with an effective rate of 1.42%	$5,000,000	$—
Fixed rate advance due 6/11/09 with an effective rate of 1.04%	7,000,000	—
Convertible advance due 3/17/10 with an effective rate of 6.00%	5,000,000	5,000,000

Total Federal Home Loan Bank advances	$17,000,000	$5,000,000

A blanket lien on the Company’s qualifying residential and commercial real estate loans with a lendable value of $23,095,524 secured the outstanding advances at December 31, 2008.

The FHLB can convert the rate on the $5,000,000 convertible advance to a three-month Libor-based floating rate anytime at its option.

10.	EMPLOYEE BENEFIT PLANS

Profit-Sharing Plan

The Company maintains a profit-sharing plan which covers substantially all employees. Eligible employees can elect to participate in the 401(k) component of the plan through contributions of the lesser of deferral limits ($16,500 in 2009 and $15,500 in 2008) or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. Matching contributions vest to the employee when made by the Company. Any additional profit-sharing contributions are allocated to participants based on compensation and years of service; these contributions vest equally over a five-year period after the employee reaches two years of service. Contributions expensed under this plan totaled $450,000 in each of the last three years.

Stock Option Plan

The Company’s 2006 Stock Option Plan, which was shareholder-approved in June 2007, permits the grant of stock options to employees covering up to 150,000 shares of common stock. The Company believes that such awards will better align the interests of employees with those of shareholders. Options granted will generally have an exercise price equal to the fair market value of the Company’s stock on the grant date and vest 25% per year over four consecutive years of service; a year of service is defined as the twelve months following the date of grant. These options have ten-year contractual terms and expire if not exercised. On July 21, 2008, the Company granted options to purchase 42,000 shares at an exercise price of $19.50; no options were granted prior to this date. The options granted in 2008 will not become exercisable until July 2009 due to vesting requirements.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model with the assumptions listed in the table on the next page. Expected stock price volatility is based on historical volatility of a peer group of the Company’s stock. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect when the option was granted.

Notes to Consolidated Financial Statements

Year ended December 31, 2008
Expected dividend yield	3.84%
Expected stock price volatility	19.37%
Risk-free interest rate	4.04%
Expected life of options	8.6 years

A summary of stock option activity is presented in the table below:

Year ended December 31 2008	Number	Exercise Price
Under option, beginning of year	—	$—
Granted	42,000	19.50
Exercised	—	—
Forfeited	—	—
Expired	—	—

Under option, end of year	42,000	$19.50

Exercisable at end of year	—	—

Weighted average fair value per option of options granted during year		$3.23

Total grant date fair value of options vested during the year		—

Total intrinsic value of options exercised during the year		—

At December 31, 2008, 108,000 shares remained available for grant under the 2006 Stock Option Plan.

The table below presents additional information on stock options outstanding at December 31, 2008; no forfeitures have been assumed.

December 31, 2008
Stock options vested and expected to vest:
Number	42,000
Weighted average exercise price	$19.50
Aggregate intrinsic value	—
Weighted average contractual term of options	9.5 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price at December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount will change annually based on the fair market value of the Company’s stock. Due to declines in the market valuation of the Company’s stock since July 21, 2008, the options had no intrinsic value at December 31, 2008.

Stock-based compensation expense included in noninterest expense, on a pre-tax basis, totaled $15,065 in 2008. Unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted average period of 3.56 years, approximated $121,000 at December 31, 2008.

Notes to Consolidated Financial Statements

11.	INCOME TAXES

The components of income tax expense were as follows:

Years ended December 31,	2008	2007	2006
Federal:
Current tax expense	$1,830,524	$3,128,687	$2,850,447
Deferred tax benefit	(555,798)	(106,165)	(76,263)

	$1,274,726	3,022,522	2,774,184
State:
Current tax expense	54,433	330,017	335,899

Total income tax expense	$1,329,159	$3,352,539	$3,110,083

The Company’s income tax expense differs from the amounts computed by applying the statutory federal income tax rate of 34% to income before income taxes. A reconciliation of this difference follows:

Years ended December 31,	2008	2007	2006
Taxes at federal statutory rate	$1,658,850	$3,530,239	$3,292,934
(Decrease) increase resulting from:
Tax-exempt interest income, net	(513,864)	(413,068)	(443,122)
State income taxes, net of federal benefit	35,926	217,811	221,694
Write-off of goodwill	87,304	—	—
Other, net	60,943	17,557	38,577

Total income tax expense	$1,329,159	$3,352,539	$3,110,083

Temporary differences create deferred tax assets and liabilities that are detailed below:

December 31,	2008	2007
Deferred tax assets (liabilities):
Allowance for loan losses	$1,504,320	$1,250,625
Fixed assets	31,469	55,433
Unrealized (gains) losses on available-for-sale investment securities, net	553,896	(8,037)
Accretion of discounts on investment securities	(56,039)	(84,729)
Other-than-temporary impairment loss on debt security	409,872	—
Other	(22,947)	31,535

Net deferred tax asset	$2,420,571	$1,244,827

Based on current projections, management believes the Company will generate sufficient operating earnings to fully realize its deferred tax benefits and has not recorded any valuation allowances.

12.	TREASURY STOCK

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. In 2007, the Company purchased 35,269 shares on the open market and through private transactions at an average price of

Notes to Consolidated Financial Statements

$26.98 per share. In 2008, the Company purchased an additional 2,000 shares at a purchase price of $21.06 per share. Since inception in 2000, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,176,331 shares. The remaining consideration available for additional purchases, at prices to be determined in the future, is $6,649,968. Any acquisition of additional shares will be dictated by market conditions and capital considerations. There is no expiration date for the treasury authorization.

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

December 31,	2008	2007
Commitments to extend credit	$42,081,000	$52,678,000
Standby letters of credit	1,659,000	2,130,000

Total commitments	$43,740,000	$54,808,000

The Company did not fund or incur any losses on letters of credit in 2008 or 2007.

Other Off-Balance Sheet Financial Instruments

The Company does not invest in off-balance sheet derivative financial instruments such as swaps, options, or forward contracts.

14.	CONCENTRATIONS OF CREDIT RISK

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be deficient in value. Concentrations of credit risk arising from financial instruments, whether on- or off-balance sheet, can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain market areas. Credit risk associated with these concentrations could arise when a significant amount of loans or investment securities, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. Within the investment portfolio, the Company does not have a concentration in the obligations of any issuer other than U.S. Government-sponsored agencies and certain corporate holdings. At December 31, 2008, the Company held $13,428,000 in corporate securities issued by three separate regional bank holding companies; these holdings comprised 11.63% of the total securities portfolio and 61.93% of the corporate portfolio.

The major concentrations of credit risk in loans and loan commitments arise by collateral type and market areas. The majority of the Company’s loan portfolio is concentrated in loans collateralized by real estate. At December 31, 2008, the Company had approximately $222,242,000 in real estate-collateralized loans, representing 79.40% of total loans, and an additional $29,735,000 commitments to extend credit on such loans. Substantial portions

Notes to Consolidated Financial Statements

of these loans are secured by real estate in the Company’s primary market areas. In addition, a substantial portion of the Company’s other real estate is located in those same markets. Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate are susceptible to changes in market conditions in the Company’s trade areas. The Company attempts to mitigate the risks in its loans through its underwriting guidelines and practices and, as a matter of policy, generally does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, which approximated $7,503,000 at December 31, 2008.

15.	REGULATORY MATTERS

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items. The Company’s capital requirements and classification are ultimately subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The Company and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively. The Company is committed to remaining well-capitalized. As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. Management believes that the Company and the Bank met all applicable capital adequacy requirements as of December 31, 2008. No conditions or events have occurred since that notification that management believes would change this classification. Actual capital amounts and ratios are presented in the table below:

December 31,	2008		2007
	Amount	Rate	Amount	Rate
Southeastern Banking Corporation:
Tier 1 capital	$58,126,000	17.40%	$56,273,000	17.93%
Total capital	62,310,000	18.66%	60,203,000	19.18%
Tier 1 leverage	58,126,000	13.61%	56,273,000	13.60%

Southeastern Bank:
Tier 1 capital	$52,734,000	15.89%	$51,461,000	16.47%
Total capital	56,891,000	17.15%	55,375,000	17.72%
Tier 1 leverage	52,734,000	12.44%	51,461,000	12.48%

State banking regulations limit the amount of dividends the Bank may pay without prior approval. The amount of cash dividends available from the Bank for payment in 2009 without such prior approval is approximately $2,053,000.

16.	FAIR VALUE

Fair Value Measurements

As further discussed in Note 1, the Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the applicable asset or liability. As a basis for considering assumptions in fair value measurements, the statement establishes a fair value hierarchy that distinguishes between market participant

Notes to Consolidated Financial Statements

assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs other than quoted prices that are observable for the asset or liability such as interest rates and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, and default rates. Level 3 inputs are unobservable inputs for assets or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The determination of the fair value hierarchy within which the measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, considering factors specific to the asset or liability.

Assets Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for available-for-sale investment securities. When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes, or exchange-traded equity securities. If quoted market prices are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. Government-sponsored agency securities, mortgage-backed agency securities, state and municipal securities, and certain corporate bonds. The Company used unobservable or Level 3 inputs to fair value certain trust-preferred securities at December 31, 2008. The use of unobservable inputs resulted from the lack of market liquidity, which has resulted in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments.

The table below presents the Company’s securities measured at fair value on a recurring basis at December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall:

December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Available-for-sale investment securities	$—	$82,476,419	$2,777,250	$85,253,669

Total fair value of assets on a recurring basis	$—	$82,476,419	$2,777,250	$85,253,669

As the Level 3 securities were first transferred to this hierarchy effective December 31, 2008, a separate table showing beginning balance, unrealized gains and losses included in comprehensive income, and other activity is not provided. At December 31, 2008, the unrealized loss on these particular securities totaled $722,424.

Within the Level 2 hierarchy, the Company recognized an other-than-temporary impairment loss on a corporate debt security totaling $1,024,681 in 2008.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis. Such instruments include impaired loans, other real estate, and held-to-maturity investment securities. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is

Notes to Consolidated Financial Statements

recorded as a component of the provision for loan losses. During 2008, certain impaired loans were partially charged-off or re-evaluated for impairment resulting in a remaining balance, net of specific allowances, of $12,831,000 at December 31, 2008. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3.

Other real estate is adjusted to the lower of cost or fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations are included in noninterest expense.

Goodwill and other long-lived assets, including fixed assets, are also measured at fair value on a nonrecurring basis. Based on impairment tests performed, the Company recorded an impairment charge of $256,775 related to goodwill in 2008. The Company’s other intangible assets, solely comprising core deposit intangibles at December 31, 2008 and classified in level 3, were not deemed impaired. Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded or reviewed during the year ended December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall:

December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired loans	$—	$—	$12,578,000	$12,578,000
Other real estate	—	2,840,242	790,096	3,630,338
Intangible assets (Note 6)	—	—	133,287	133,287
Other financial assets	—	—	1,548,100	1,548,100

Total fair value of assets on a nonrecurring basis	$—	$2,840,242	$15,049,483	$17,889,725

No nonrecurring change in fair value was recognized on any liabilities in 2008.

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

Notes to Consolidated Financial Statements

•

Investment securities are valued based on quoted market prices, or if quoted market prices are not available, on quoted market prices of comparable securities. In instances when significant valuation assumptions are not readily observable in the market, securities are valued based on the best available data in order to approximate fair value.

•

Variable rate loans that reprice frequently and have no significant change in credit risk are fairly valued at their carrying amounts. For fixed rate loans, fair values are estimated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company did not use an incremental market risk and liquidity discount in deriving loan fair values as management has no present intention to sell any portion of the loan portfolio. Impaired loans are valued using discounted cash flow analyses or underlying collateral values, as applicable.

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

•

The U. S. Treasury demand note, federal funds purchased, and other variable rate borrowings are fairly valued at their carrying amounts. Fair values for other borrowings, including FHLB advances with fixed rates, are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rate for similar instruments.

•	The carrying amount of accrued interest and other financial assets, including the Company’s holding of FHLB stock, approximates their fair values.

The table below presents the carrying amounts and estimated fair values of the Company’s financial instruments.

December 31,	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$16,387,348	$16,387,348	$26,558,995	$26,558,995
Investment securities	115,479,626	115,553,193	120,460,435	120,956,633
Loans, net	274,827,518	275,085,123	264,966,389	267,205,344
Accrued interest receivable	2,372,095	2,372,095	3,026,132	3,026,132
Other financial assets	1,548,100	1,548,100	961,200	961,200

Financial liabilities:
Deposits	$349,809,791	$352,375,680	$362,056,176	$363,212,409
Federal funds purchased	6,258,000	6,258,000	7,292,000	7,292,000
U.S. Treasury demand note	1,982,486	1,982,486	682,523	682,523
FHLB advances	17,000,000	17,277,801	5,000,000	5,229,593
Accrued interest payable	1,845,240	1,845,240	1,906,894	1,906,894

Because SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements, the aggregate fair value amounts presented may not necessarily represent the underlying market value of the Company.

17.	SUPPLEMENTAL FINANCIAL DATA

Components of other operating income and expense in excess of 1% of total revenue are shown in the table on the next page.

Notes to Consolidated Financial Statements

Years Ended December 31,	2008	2007	2006
Other operating income:
Mortgage origination fees	$266,566	$348,276	$426,534
Surcharge fees on ATMs	$400,362	$333,126	$268,682

Other operating expense:
Advertising	$282,337	$331,573	$341,438
Write-off of goodwill	256,775	—	—

18.	CONTINGENCIES

The Company and its subsidiary are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the Company’s financial position or results of operations.

19.	PARENT COMPANY FINANCIAL INFORMATION

Parent Company only financial information is presented below:

Condensed Balance Sheets

December 31,	2008	2007
Assets

Cash	$2,560,780	$4,272,751
Available-for-sale investment securities	2,584,275	1,017,500
Investment in subsidiaries, at equity	51,951,185	51,972,956
Other assets	1,111,984	268,685

Total Assets	$58,208,224	$57,531,892

Liabilities

Dividends payable	$—	$794,582
Intercompany payable	1,024,681	—

Total Liabilities	1,024,681	794,582

Shareholders’ Equity

Common stock	4,475,996	4,475,996
Additional paid-in capital	1,406,788	1,391,723
Retained earnings	60,726,000	59,161,894
Treasury stock, at cost	(8,350,032)	(8,307,905)

Realized shareholders’ equity	58,258,752	56,721,708
Accumulated other comprehensive (loss) income	(1,075,209)	15,602

Total shareholders’ equity	57,183,543	56,737,310

Total Liabilities and Shareholders’ Equity	$58,208,224	$57,531,892

Notes to Consolidated Financial Statements

Condensed Statements of Income

Years Ended December 31,	2008	2007	2006
Income
Dividends	$3,164,025	$3,279,200	$5,246,040
Interest	203,092	144,143	85,672
Gain on sale of nonreadily marketable equity security	—	1,047,150	—
Other-than-temporary impairment loss on debt security	(1,024,681)	—	—
Equity in undistributed income of subsidiaries	942,159	3,048,731	1,312,432

Total income	3,284,595	7,519,224	6,644,144

Operating expenses
Occupancy and other expenses	75,506	68,353	63,044

Income before income tax expense (benefit)	3,209,089	7,450,871	6,581,100
Income tax expense (benefit)	(340,724)	420,353	6,084

Net income	$3,549,813	$7,030,518	$6,575,016

Condensed Statements of Cash Flows

Years Ended December 31,	2008	2007	2006
Operating activities
Net income	$3,549,813	$7,030,518	$6,575,016
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(41,288)	2,800	2,131
Deferred income tax benefit	(308,744)	—	—
Gain on sale of nonreadily marketable equity security	—	(1,047,150)	—
Other-than-temporary impairment loss on debt security	1,024,681	—	—
Equity in undistributed income of subsidiaries	(942,159)	(3,048,731)	(1,312,432)
Increase in interest receivable	(38,384)	—	(5,313)
Net change in income tax receivable or payable	(380,558)	(45,928)	116,985
Changes in assets and liabilities:
Increase in other assets	(63,324)	—	—
Increase in intercompany payable	1,024,681	—	—

Net cash provided by operating activities	3,824,718	2,891,509	5,376,387

Investing activities
Purchase of available-for-sale investment securities	(3,735,048)	—	(1,027,100)
Proceeds from sales of available-for-sale investment securities	1,020,776	—	—
Proceeds from sale of nonreadily marketable equity security	—	1,122,150	—

Net cash provided by (used in) investing activities	(2,714,272)	1,122,150	(1,027,100)

Financing activities
Purchase of treasury stock	(42,127)	(951,576)	(599,256)
Dividends paid	(2,780,290)	(3,322,655)	(3,342,450)

Net cash used in financing activities	(2,822,417)	(4,274,231)	(3,941,706)

Net increase (decrease) in cash and cash equivalents	(1,711,971)	(260,572)	407,581
Cash and cash equivalents at beginning of year	4,272,751	4,533,323	4,125,742

Cash and cash equivalents at end of year	$2,560,780	$4,272,751	$4,533,323

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A(T).	Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of December 31, 2008, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (CEO”), Chief Financial Officer (“Treasurer”), and other members of management. The CEO and Treasurer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer and (ii) recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the year ended December 31, 2008 that has materially affected, or is likely to materially affect, such internal controls.

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

The information required by this Item is incorporated by reference to the disclosures on page 42 and the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2009 (“Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item, including compensation pursuant to employee benefit plans, is incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	1. and 2. - Financial Statements and Schedules

(b)	Reports on Form 8-K:

None

(c)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 4	Specimen Common Stock Certificate, incorporated by reference from Form 8-A filed April 30, 2001.

Exhibit 10	2006 Stock Option Plan, as amended and restated effective January 1, 2008, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit 21	Subsidiaries of the Company.

Exhibit 22	Registrant’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed in April 2009, incorporated by reference.

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ CORNELIUS P. HOLLAND, III
Cornelius P. Holland, III, President & CEO

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer
(Principal Accounting Officer)

Date: April 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
PRINCIPAL EXECUTIVE OFFICER:

/s/ CORNELIUS P. HOLLAND, III	President and CEO; Director	April 23, 2009
Cornelius P. Holland, III

PRINCIPAL ACCOUNTING/ FINANCIAL OFFICER:

/s/ ALYSON G. BEASLEY	Vice President & Treasurer; Director	April 23, 2009
Alyson G. Beasley

DIRECTORS:

/s/ DAVID H. BLUESTEIN	Director	April 23, 2009
David H. Bluestein

/s/ ALVA J. HOPKINS, III	Director	April 23, 2009
Alva J. Hopkins, III

/s/ A. WADE STRICKLAND	Director	April 23, 2009
A. Wade Strickland