Form 10-Q
period 2009-03-31
SOUTHEASTERN BANKING CORP
filed 2009-05-20
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 000-32627

(Exact name of registrant as specified in its charter)

Georgia	58-1423423
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P. O. Box 455, 1010 North Way, Darien, Georgia 31305

(Address of principal executive offices) (Zip Code)

(912) 437-4141

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2009, 3,158,331 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Table of Contents

Part I – Financial Information

Item I - Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$18,942,308	$16,387,348
Federal funds sold	1,106,000	—

Cash and cash equivalents	20,048,308	16,387,348

Investment securities:
Available-for-sale, at market value	93,830,551	85,253,669
Held-to-maturity; market value of approximately $30,300,000 at December 31, 2008	—	30,225,957

Total investment securities	93,830,551	115,479,626

Loans, gross	282,458,039	279,885,949
Unearned income	(123,418)	(129,254)
Allowance for loan losses	(5,771,517)	(4,929,177)

Loans, net	276,563,104	274,827,518

Premises and equipment, net	12,201,649	12,396,208
Bank-owned life insurance, at cash surrender value	5,315,382	5,254,600
Other real estate	3,848,246	3,630,338
Intangible assets	118,734	133,287
Other assets	6,556,281	6,877,624

Total Assets	$418,482,255	$434,986,549

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$58,407,943	$55,628,317
Interest-bearing demand, savings, and time deposits	289,540,184	294,181,474

Total deposits	347,948,127	349,809,791

Federal funds purchased	—	6,258,000
U. S. Treasury demand note	726,415	1,982,486
Federal Home Loan Bank advances	10,000,000	17,000,000
Other liabilities	2,702,862	2,752,729

Total liabilities	361,377,404	377,803,006

Shareholders’ Equity

Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,415,267	1,406,788
Retained earnings	61,093,883	60,726,000
Treasury stock, at cost	(8,576,118)	(8,350,032)
Accumulated other comprehensive loss	(1,304,177)	(1,075,209)

Total shareholders’ equity	57,104,851	57,183,543
Total Liabilities and Shareholders’ Equity	$418,482,255	$434,986,549

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,158,331	3,176,331
Treasury shares	422,466	404,466

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

Three Months Ended March 31,	2009	2008
Interest income:
Interest and fees on loans	$4,113,636	$5,200,933
Interest on federal funds sold	49	64,743
Interest on investment securities:
Taxable	1,008,785	1,040,199
Tax-exempt	281,713	302,183
Other interest income	2,419	15,082

Total interest income	5,406,602	6,623,140

Interest expense:
Interest on deposits	1,471,314	2,246,895
Interest on federal funds purchased	10,995	22,186
Interest on U. S. Treasury demand note	—	4,055
Interest on Federal Home Loan Bank advances	96,810	74,822

Total interest expense	1,579,119	2,347,958

Net interest income	3,827,483	4,275,182

Provision for loan losses	940,000	111,000

Net interest income after provision for loan losses	2,887,483	4,164,182

Noninterest income:
Service charges on deposit accounts	664,448	666,859
Net gains on sales of investment securities available-for-sale	197,871	—
Other operating income	343,385	369,416

Total noninterest income	1,205,704	1,036,275

Noninterest expense:
Salaries and employee benefits	1,899,805	2,072,211
Occupancy and equipment expense, net	683,374	709,777
Other operating expense	715,869	710,619

Total noninterest expense	3,299,048	3,492,607

Income before income tax expense	794,139	1,707,850

Income tax expense	156,267	498,822

Net income	$637,872	$1,209,028

Basic and diluted earnings per common share	$0.20	$0.38

Basic and diluted weighted average common shares outstanding	3,174,731	3,178,331

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stated Value
Balance, December 31, 2007	3,178,331	$4,475,996	$1,391,723	$59,161,894	$(8,307,905)	$15,602	$56,737,310

Comprehensive income:
Net income	—	—	—	1,209,028	—	—	1,209,028
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $129,104	—	—	—	—	—	250,613	250,613

Total comprehensive income							1,459,641

Cash dividends declared, $0.25 per share	—	—	—	(794,582)	—	—	(794,582)

Balance, March 31, 2008	3,178,331	$4,475,996	$1,391,723	$59,576,340	$(8,307,905)	$266,215	$57,402,369

Balance, December 31, 2008	3,176,331	4,475,996	1,406,788	60,726,000	(8,350,032)	(1,075,209)	57,183,543

Comprehensive income:
Net income	—	—	—	637,872	—	—	637,872
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $(206,264)	—	—	—	—	—	(400,395)	(400,395)
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $67,275	—	—	—	—	—	(130,596)	(130,596)
Reclassification adjustment for gains (losses) on investment securities transferred from held-to-maturity to available-for-sale category, net of tax (benefit) of $155,587	—	—	—	—	—	302,023	302,023

Total comprehensive income							408,904

Cash dividends declared, $0.085 per share	—	—	—	(269,989)	—	—	(269,989)

Stock-based compensation	—	—	8,479	—	—	—	8,479

Purchase of treasury stock	(18,000)	—	—	—	(226,086)	—	(226,086)

Balance, March 31, 2009	3,158,331	$4,475,996	$1,415,267	$61,093,883	$(8,576,118)	$(1,304,177)	$57,104,851

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2009	2008
Cash flows from operating activities:
Net income	$637,872	$1,209,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	219,384	205,227
Amortization and accretion, net	66,766	(85,985)
Provision for loan losses	940,000	111,000
Net gains on sales of investment securities	(197,871)	—
Increase in cash surrender value of bank-owned life insurance	(60,782)	(58,464)
Net gain on sales of other real estate	(13,255)	—
Stock-based compensation	8,479	—
Decrease in interest receivable	310,135	688,431
Increase (decrease) in interest payable	(168,723)	181,476
Net change in income tax receivable or payable	69,158	495,357
Changes in assets and liabilities:
(Increase) decrease in other assets	274,611	(218,481)
Increase (decrease) in other liabilities	49,697	(911,562)

Net cash provided by operating activities	2,135,471	1,616,027

Cash flows from investing activities:
Purchase of available-for-sale investment securities	—	(199,871,535)
Purchase of held-to-maturity investment securities	—	(643,726)
Proceeds from sales of available-for-sale investment securities	13,417,091	—
Proceeds from maturities, calls, and payments of investment securities:
Available-for-sale	7,236,272	193,096,096
Held-to-maturity	799,700	1,385,400
Net increase in loans	(2,912,660)	7,860,818
Purchase of Federal Home Loan Bank stock	—	46,400
Redemption of Federal Home Loan Bank stock	(150,700)	—
Capital expenditures, net	(24,825)	(57,611)
Proceeds from sales of other real estate	32,421	—

Net cash used in investing activities	18,397,299	1,815,842

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,861,664)	12,062,088
Net decrease in federal funds purchased	(6,258,000)	(7,292,000)
Net decrease in U. S. Treasury demand note	(1,256,071)	(46,236)
Advances from Federal Home Loan Bank	7,000,000	—
Repayment of advances from Federal Home Loan Bank	(14,000,000)	—
Purchase of treasury stock	(226,086)	—
Dividends paid	(269,989)	(794,582)

Net cash provided by (used in) financing activities	(16,871,810)	3,929,270

Net increase in cash and cash equivalents	3,660,960	7,361,139
Cash and cash equivalents at beginning of period	16,387,348	26,558,995

Cash and cash equivalents at end of period	$20,048,308	$33,920,134

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,747,842	$2,116,482
Income taxes, net of refunds	100,000	—
Noncash investing and financing transactions:
Increase in unrealized gains (losses) on investment securities available-for-sale	(346,920)	379,717
Transfer of investment securities from held-to-maturity to available-for-sale category	28,811,418	—
Real estate acquired through foreclosure	237,075	—

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	ACCOUNTING AND REPORTING POLICY FOR INTERIM PERIODS

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. These statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair presentation have been made. These adjustments, consisting of normal, recurring accruals, include estimates for various fringe benefits and other transactions normally determined or settled at year-end. Operating results for the three months ended March 31, 2009 are not necessarily indicative of trends or results to be expected for the full year 2009. The Company operates within one business segment, community banking, offering a broad range of services to consumer and commercial customers in southeast Georgia and northeast Florida. The condensed consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in the Company’s 2008 Annual Report to Shareholders. For further information, refer to the consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2008. Except as discussed in Note 2, there have been no significant changes to the Company’s Accounting Policies as disclosed in the 2008 Form 10-K. Certain reclassifications, with no effect on total assets or net income, have been made to prior period amounts to conform to the current period presentation.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and common share equivalents calculated for stock options. Because they would have been antidilutive, 42,000 equivalent shares related to stock options were excluded from the computation of diluted earnings per share at March 31, 2009. The Company did not have any common share equivalents at March 31, 2008.

2.	INVESTMENT SECURITIES

On February 2, 2009, the Company transferred all investment securities classified as held-to-maturity to the available-for-sale category. The amortized cost of the transferred securities totaled $28,811,418, and the market value, $29,269,028. The Company recorded a $302,023 reclassification adjustment to accumulated other comprehensive income, net of tax, as a result of the transfer.

3.	RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations,” which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. The Company adopted SFAS No 141R effective January 1, 2009, and the adoption did not impact the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about the use of derivative instruments, the accounting for derivative instruments under SFAS No. 133 and related interpretations, and the impact of derivative instruments and related hedged items on financial position, financial performance, and cash flows, particularly from a risk perspective. SFAS No. 161 is effective for annual and interim periods beginning after November 15, 2008. Adoption of this statement did not impact the Company’s financial position or results of operations.

4.	FAIR VALUE MEASUREMENTS

As further discussed in the 2008 Form 10-K, the Company adopted SFAS No. 157, “Fair Value Measurements,” effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances.

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Assets Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for available-for-sale investment securities. When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes, or exchange-traded equity securities. If quoted market prices are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. Government-sponsored agency securities, mortgage-backed agency securities, state and municipal securities, and certain corporate bonds. The Company used unobservable or Level 3 inputs to fair value certain trust-preferred securities at March 31, 2009. The use of unobservable inputs resulted from the lack of market liquidity, which has resulted in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments.

The table below presents the Company’s securities measured at fair value on a recurring basis at March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Available-for-sale investment securities	$—	$91,053,301	$2,777,250	$93,830,551

Total fair value of assets on a recurring basis	$—	$91,053,301	$2,777,250	$93,830,551

As the market valuation of the Level 3 securities did not change in 2009 to-date, a separate table showing beginning balance, unrealized gains and losses included in comprehensive income, and other activity is not provided. At March 31, 2009, the unrealized loss on these particular securities totaled $719,358.

Assets Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. During the first three months of 2009, certain impaired loans were partially charged-off or re-evaluated for

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

impairment resulting in a remaining balance, net of specific allowances, of $20,791,287 at March 31, 2009. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3.

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

Intangible and other long-lived assets, including fixed assets, are also measured at fair value on a nonrecurring basis. The Company’s other intangible assets, solely comprising core deposit intangibles and classified in level 3, were not deemed impaired at March 31, 2009. Level 3 assets also include Federal Home Loan Bank (“FHLB”) stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded or reviewed during the three months ended March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Impaired loans	$—	$—	$20,791,287	$20,791,287
Other real estate	—	2,967,173	881,073	3,848,246
Intangible assets	—	—	118,734	118,734
Other financial assets	—	—	1,397,400	1,397,400

Total fair value of assets on a nonrecurring basis	$—	$2,967,173	$23,188,494	$26,155,667

No nonrecurring change in fair value was recognized on any liabilities in 2009 year-to-date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2008 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 11 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled Critical Accounting Policies and Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation, with assets exceeding $418,482,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary established in 1889, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $418,482,255 at March 31, 2009, down $16,504,294 or 3.79% from year-end 2008. An 18.75% decline in investment securities was the primary factor in the three-month results. Specifically, investment securities declined $21,649,075; cash & due from banks, which includes correspondent balances, cash letters in transit, and federal funds sold, grew $3,660,960, while net loans increased $1,735,586. A $16,375,735 reduction in deposits and other funding liabilities, particularly FHLB advances and federal funds purchased, precipitated the asset drop. Loans comprised approximately 74%, investment securities, 25%, and bank-owned life insurance, 1%, of earning assets at March 31, 2009 versus 70%, 29%, and 1%, at December 31, 2008. Overall, earning assets approximated 91% of total assets at March 31, 2009. During the year-earlier period, total assets increased $4,826,522 or 1.11%. The 2008 asset growth was concentrated in federal funds sold and investment securities. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

Investment Securities

As further discussed in the Notes to the Consolidated Financial Statements, the Company transferred all investment securities classified as held-to-maturity to the available-for-sale category on February 2, 2009. The amortized cost of the transferred securities totaled $28,811,418, and the market value, $29,269,028. The Company recorded a $302,023 reclassification adjustment to accumulated other comprehensive income, net of tax, as a result of the transfer. The transfer provides management more flexibility in managing the portfolio.

Overall, investment securities declined $21,649,075 or 18.75% since December 31, 2008. No securities were purchased during the three-month period as management sought to reduce holdings of corporate securities and improve the Company’s overall liquidity position. Proceeds from sales of securities totaled $13,417,091 during the three-month period. Approximately $9,225,240 or 69% of the year-to-date sales occurred in the corporate sector, 18% in the agency sector, and 13% in the municipal sector. Gross realized gains on these sales were $282,572, and gross realized losses, $84,701. The $84,701 gross realized loss was recognized on a single corporate holding. The remaining redemptions were largely attributable to various issuers’ exercise of call options and other prepayments in the normal course of business and also to the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. At March 31, 2009, mortgage-backed securities, corporates, and municipals comprised 26%, 13%, and 29% of the portfolio. Overall, securities comprised 25% of earning assets at March 31, 2009, down 400 basis points from year-end 2008. The portfolio yield approximated 5.36% during the first three months of 2009 versus 5.23% in 2008. Yields are expected to decline during the second quarter due largely to the corporate sales discussed above; these corporate securities had higher yields than many of the other holdings in the portfolio.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 58.16% of the carrying value of debt securities being backed by the U.S. Treasury or other U.S. Government-sponsored agencies at March 31, 2009. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $23,856,854 mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) at March 31, 2009. Mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. In September 2008, the U.S. Government placed FNMA and FHLMC under regulatory conservatorship, easing credit concerns about these two entities. Fortunately, the Company did not own any FNMA or FHLMC common or preferred stock. Besides FNMA and FHLMC, the Company also owned Ginnie Mae mortgage securities with a carrying value of $538,781 at March 31, 2009. U.S. Government-sponsored Agency holdings at March 31, 2009 included FHLB, U.S. Small Business Administration, and Federal Farm Credit Bank obligations. Recently, credit concern surrounding the FHLB system has been widespread. The FHLB obligations owned by the Company carry the highest rating available from Moody’s and Standard and Poor’s. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock, which totaled $1,397,400 at March 31, 2009, is included in other assets and recorded at cost.

As noted earlier, the Company sold corporate securities totaling $9,225,240 during the first three months of 2009, reducing these holdings 42%. At March 31, 2009 and also, year-end 2008, the entire corporate bond portfolio comprised issues of banks and bank holding companies domiciled in the southeastern United States. These corporate bonds were all rated “BBB” or higher by at least one nationally recognized rating agency at March 31, 2009 except for three non-rated trust preferred securities with an aggregate carrying value of $2,777,250 and unrealized loss of $719,358. The $3,528,704 net unrealized loss on the total corporate portfolio, up $613,674 from year-end 2008 and including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues currently affecting the banking industry. As further discussed on the next page, management is optimistic these values will improve. Except for twelve non-rated Georgia municipals and one non-rated Florida municipal, all securities in the municipal portfolio were rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

The Company reviews securities for impairment on a quarterly basis, and more frequently when conditions warrant. Factors considered in determining whether an impairment is other-than-temporary include (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the underlying collateral or issuer, and (3) the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any fair value recovery. Management did not recognize any securities as other-than-temporarily impaired during the first three months of 2009.

The weighted average life of the portfolio approximated 4 years at March 31, 2009; management does not expect any extension in duration during 2009. The amortized cost and estimated fair value of investment securities, all available-for-sale, are delineated in the table below:

Investment Securities by Category March 31, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
U.S. Government agencies[1]	$29,437	$737	$—	$30,174
Mortgage-backed securities	23,801	596	1	24,396
States and political subdivisions	27,166	469	249	27,386
Corporates	15,403	—	3,528	11,875

Total investment securities	$95,807	$1,802	$3,778	$93,831

[1]	Includes Agency discount notes with original maturities of three months or less, as applicable.

At March 31, 2009, the market value of the investment portfolio reflected $1,976,026 in net unrealized losses, mostly in the corporate portfolio. Management is optimistic these market values will eventually recover as issues facing banks and their affiliates are fully addressed. Initiatives recently enacted by the Treasury Department, including various capital and other programs, are positive developments for these corporate holdings; nonetheless, ratings downgrades and additional losses have occurred and may continue. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis.

The Company did not have a concentration in the obligations of any issuer at March 31, 2009 other than U.S. Government-sponsored agencies and certain corporate holdings. At March 31, 2009, the Company held $9,129,324 in corporate securities issued by three separate regional bank holding companies; these holdings comprised 9.73% of the total securities portfolio and 76.88% of the corporate portfolio.

Loans

Loans, net of unearned income, grew 0.92% or $2,577,926 since year-end 2008. The net loans to deposit ratio aggregated 81.14% at March 31, 2009 versus 79.97% at December 31, 2008, and 69.93% a year ago. Balances in the commercial portfolio posted the largest growth, increasing $2,168,667 or 2.25% year-to-date. Nonfarm real estate within the commercial portfolio grew $4,181,136, while agricultural, governmental, and other commercial/industrial loans fell $728,281, $934,186, and $350,002. The real estate – residential mortgage portfolio also grew, increasing 2.25% or $1,063,104 at March 31, 2009 compared to December 31, 2008. Real estate – construction balances, predominantly residential in nature and concentrated in the Company’s coastal markets, grew a modest $306,235 or 0.25% due to funding of existing commitments. Most of the loans in the real estate – construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and typically, are short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Due to the current slowdown in real estate activity, duration of these particular loans has increased in the last year and is expected to increase further throughout 2009. Not surprisingly and as further discussed in the next subsection of this Analysis, the recent escalation in nonperforming assets is largely attributable to these land holding and development loans. Other than existing commitments, the Company is originating new land holding and development loans only to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The Company has been revamping its mortgage origination department and has begun originating, holding, and servicing such mortgage loans in-house on a limited scale; at March 31, 2009, the three loans originated under this program had an aggregate carrying value of $1,153,774. Originations under this program are expected to increase moderately during 2009 and beyond. Consumer loans declined $965,916 at March 31, 2009 compared to year-end 2008; these loans comprised 4.95% of the total portfolio at March 31, 2009.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or even decline the remainder of 2009. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to increase given the Company’s significant real estate portfolio. During the same period in 2008, net loans declined 2.91% or $7,839,241. Pay-downs on large real estate credits, particularly real estate – construction balances, was the leading factor in the 2008 results. Loans outstanding are presented by type in the table below:

Loans by Category	March 31, 2009	December 31, 2008	March 31, 2008
(In thousands)
Commercial, financial, and agricultural[1]	$98,661	$96,492	$88,114
Real estate – construction	121,500	121,194	115,818
Real estate – residential mortgage[2]	48,302	47,239	40,873
Consumer, including credit cards	13,995	14,961	16,969

Loans, gross	282,458	279,886	261,774
Unearned income	123	(129)	137

Loans, net	$282,335	$279,757	$261,637

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less. In the third quarter of 2008, the Company began originating, holding, and servicing longer-term mortgage loans in-house on a limited scale.

Many commercial and real estate credits with floating rates reached their contractual floors in late 2008 and the first three months of 2009. Additionally, new originations and renewals, particularly in the last six months, have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $105,047,000 at March 31, 2009 compared to $77,400,000 at December 31, 2008 and less than $10,500,000 at March 31, 2008. In 2009, management has shortened maturity options on commercial credits, a move that should mitigate the Company’s interest sensitivity position when prime adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2009, approximately 83.59% of the loan portfolio was comprised of loans with real estate as the primary collateral, including lots for new construction. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of northeast Florida and particularly, southeast Georgia. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $41,286,000 at March 31, 2009; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessed assets. Nonperforming assets continued to trend upward year-to-date, increasing $2,229,462 or 21.98% to $12,374,823 at March 31, 2009 from year-end 2008 and increasing $10,673,123 from March 31, 2008. As a percent of total assets, nonperforming assets totaled 2.96% at March 31, 2009 versus 2.33% at year-end 2008 and 0.39% at March 31, 2008. Nonaccrual loans comprised $8,680,772 or 70.15% of nonperforming asset balances at March 31, 2009. The transfer of a $1,982,000 relationship secured by residential lots in an established coastal subdivision to nonaccrual status and a $177,000 increase in an existing nonaccrual loan were the major factors in the nonperforming loans increase year-to-date. A $177,000 advance would not customarily be made once a loan has been placed on nonaccrual status. To explain, during 2008, a $643,000 participation loan secured by an office building in north Georgia was placed on nonaccrual status. In February 2009, the Company successfully negotiated the purchase of the FDIC’s interest in the north Georgia participation, bringing its recorded investment in this credit to approximately $820,000. The Georgia Department of Banking and Finance and the FDIC had closed the lead bank, the only other participant in the loan, in November 2008. Although this credit is expected to remain outstanding in the near term, no charge-off is expected. The Company does not have other purchased participation loans on its books. Individual concentrations within nonaccrual balances included the aforementioned $2,802,000 loans. Other large relationships within nonaccrual loans, most of which became nonaccrual subsequent to March 31, 2008, included: 1) a $2,115,000 construction/lot loan on a private island with planned development, 2) a $462,000 residential real estate loan secured by waterfront property, 3) a $759,000 relationship secured by assorted real estate and equipment, reduced by a $130,000 foreclosure in January 2009, 4) a separate $256,000 relationship also secured by assorted collateral, 5) a $360,000 residential real estate loan in a north Florida beachfront community, and 6) a $239,000 residential real estate loan secured by a junior lien. The next largest relationship within nonaccrual loans at March 31, 2009 approximated $94,000. Cumulative charge-offs recognized on the eight loans discussed above totaled $97,145 in 2009 year-to-date and $331,594 life-to-date. Nonaccrual balances did not include any industry concentrations at March 31, 2009. Additionally, except for the $360,000 credit, the collateral underlying the large nonaccrual balances at March 31, 2009 was located in Georgia. Management continues to evaluate collateral underlying nonaccrual loans but based on appraisal and similar information currently available, does not expect any other significant losses on these balances above the $570,000 specifically reserved; nonetheless, management realizes valuation estimates can change. Unless collected, higher nonaccrual balances adversely affect interest income versus nonperforming loans. No material relationships have been placed on nonaccrual status subsequent to March 31, 2009. For criteria used by management in classifying loans as nonaccrual, refer to the subsection entitled Policy Note.

The troubled debt restructured (“TDR”) balance at March 31, 2009 and December 31, 2008 comprised one owner-occupied commercial real estate loan for which payment concessions were granted. The allowance for loan losses approximated 0.63X the nonperforming loans balance at March 31, 2009 versus 0.69X at year-end 2008 and 3.29X a year ago. Management expects overall credit conditions and the performance of the loan portfolio to continue deteriorating in the near term, resulting in additional charge-offs and more provisioning.

Other than foreclosure of one borrower’s residential lots valued at approximately $130,000, as noted above, no significant activity occurred within foreclosed real estate balances during the first quarter of 2009. Foreclosed real estate balances included five material credits aggregating $3,052,000 at March 31, 2009; individual values ranged from $130,000—$1,460,000. Charge-offs recognized on these properties prior to foreclosure, all recorded in the third and fourth quarters of 2008, approximated $277,000. In February 2009, a $150,000 recovery resulting from a deficiency suit was recorded on the largest of the five credits. Although these and other properties continue to be marketed aggressively, management expects to incur carrying costs for at least one year. Any subsequent devaluations will be charged to operations. Foreclosed real estate balances primarily comprised residential and commercial lots at March 31, 2009; all holdings were located in Georgia. No significant activity occurred within other repossessed assets during 2009 year-to-date.

Loans past due 90 days or more and still accruing totaled $210,021, or less than 1% of net loans, at March 31, 2009. Management is unaware of any material concentrations within these past due balances; the vast majority, or 72%, of these past due balances were real estate-secured. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	March 31, 2009	December 31, 2008	March 31, 2008
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$1,610	$1,232	$202
Real estate – construction	5,291	3,594	164
Real estate – mortgage	1,571	1,595	823
Consumer, including credit cards	208	241	210

Total nonaccrual loans	8,680	$6,662	1,399
Restructured loans[1]	468	468	—

Total nonperforming loans	9,148	$7,130	1,399
Foreclosed real estate[2]	3,226	3,005	291
Other repossessed assets	—	10	12

Total nonperforming assets	$12,374	$10,145	$1,702

Accruing loans past due 90 days or more	$210	$135	$300

Ratios:
Nonperforming loans to net loans	3.24%	2.55%	0.53%

Nonperforming assets to net loans plus foreclosed/repossessed assets	4.33%	3.59%	0.65%

[1]	Does not include restructured loans that yield a market rate or loans reported as nonaccrual.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30-89 days comprised 1.16% of net loans at March 31, 2009, totaling $3,288,848. Approximately 83% of these past due loans were secured by real estate, predominantly 1 – 4 family residential properties with first liens and raw land. Five relationships, mostly real estate-secured and averaging $188,819 each, comprised $944,093 or 29% of these past due balances.

Accruing loans classified as individually impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15,” totaled approximately $15,175,000 at March 31, 2009. This entire classified balance pertained to six separate borrowers whose loan repayment was expected to come foremost from commercial or residential real estate development or lot loan sales of the underlying collateral. Due to lagging sales and lingering distress in the real estate market, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario—liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these six credits approximated $1,481,000 at March 31, 2009. The $1,481,000 assumes a loss if the underlying real estate required liquidation currently. Management fully expects additional relationships to be identified as impaired under SFAS No. 114 the remainder of 2009, necessitating specific allowances for the underlying loans.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2009 totaled $940,000, and net charge-offs, $97,660. The comparable provision and charge-off amounts at March 31, 2008 were $111,000 and $12,381. Deterioration in the real estate portfolio, particularly land holding and development loans, was the overriding factor in the 2009 provision; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 0.14% of average loans at March 31, 2009, up from 0.02% at March 31, 2008 and 0.08% in 2007. Charge-offs on the large nonaccrual loans discussed earlier and a separate commercial real estate loan comprised $97,145 and $91,471 of total charge-offs at March 31, 2009, or 65% combined. Independently, the $150,000 recovery noted in the Nonperforming Assets section comprised 77% of total recoveries year-to-date. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table on the next page.

Allowance for Loan Losses Three Months Ended March 31,	2009	2008	2007
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,929	$4,510	$4,240
Provision for loan losses	940	111	115
Charge-offs:
Commercial, financial, and agricultural	136	4	17
Real estate – construction	49	1	15
Real estate – mortgage	42	1	—
Consumer, including credit cards	66	50	59

Total charge-offs	293	56	91

Recoveries:
Commercial, financial, and agricultural	6	2	4
Real estate – construction	150	—	—
Real estate – mortgage	2	2	2
Consumer, including credit cards	38	40	34

Total recoveries	196	44	40

Net charge-offs	97	12	51

Allowance for loan losses at end of period	$5,772	$4,609	$4,304

Net loans outstanding[1] at end of period	$282,335	$261,637	$267,268

Average net loans outstanding[1] at end of period	$280,966	$264,018	$259,386

Ratios:
Allowance to net loans	2.04%	1.76%	1.61%

Net charge-offs to average loans[2]	0.14%	0.02%	0.08%

Provision to average loans[2]	1.34%	0.17%	0.20%

Recoveries to total charge-offs	66.89%	78.57%	43.96%

[1]	Net of unearned income
[2]	Annualized.

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

In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2009 but expects further provisioning throughout 2009.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of March 31, 2009.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a relatively large, stable deposit base and secured advances from the FHLB. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At March 31, 2009, loans1 and investment securities with carrying values exceeding $156,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 81% of the funding base at March 31, 2009, virtually unchanged from year-end 2008 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $10,726,415 at March 31, 2009, down $14,514,071 or 57.50% from December 31, 2008. As discussed earlier, the Company sold investment securities year-to-date largely to improve its overall liquidity position, which included repayment of borrowed funds. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2009 totaled $3,000,000, of which $726,415 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $33,415,000. The Company’s correspondent banks have been affected by the current economic crisis to varying degrees. Because of regulatory constraints or concerns about the banking industry and the overall economy, the Company’s correspondents may be unwilling or unable to extend credit to other banks, including SEB, when needed or may require collateral; accordingly, the Company’s actual access to these lines may be less than $33,415,000 although the Company has no present intention of fully advancing these lines. To-date, the Company’s lines have not been modified or withdrawn by its correspondents or successors. In April 2009, Silverton Bank (“Silverton”), one of the Company’s correspondents, was closed by the FDIC. The Company did not own any Silverton securities, including equity securities or trust preferred securities, when it failed; exposure was limited to one fully insured correspondent account. A bridge bank was created by regulators to handle correspondent functions of Silverton. The FDIC has stated its intention to honor federal funds purchased lines established by Silverton short-term. The Company is currently exploring additional relationships to replace the $13,000,000 Silverton line.

Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at March 31, 2009, unused borrowings, which are subject to collateral requirements, approximated $61,818,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2009. Refer to the Capital Adequacy section of this Analysis for details on treasury stock purchases and intercompany dividend policy and the Financial Condition section for details on unfunded loan commitments.

Deposits

Deposits dropped $1,861,664 or 0.53% since year-end 2008. Interest-bearing deposits fell $4,641,290 or 1.58%, while noninterest-bearing deposits grew $2,779,626. The bulk of the decline in interest-bearing deposits was centered in NOW balances, particularly local government balances. Governmental NOW balances fell largely due to seasonal variation. More specifically, NOW balances fell $3,706,034, time certificates, $1,727,732, and money market balances, $781,174; savings grew $1,573,650. The majority, or 78%, of the growth in savings balances resulted from increases in passbook balances held by retail customers. Time certificate balances of $100,000 or more comprised $1,482,658 of the three-month

[1]

No cash flow assumptions other than final contractual maturities have been made for installment loans. Additionally, many loans may be renewed in part or total at maturity. Nonaccrual loans are excluded.

decline in certificates and 49.52% of certificate totals at March 31, 2009. Lower balance certificate totals fell $245,074 or 0.37% since December 31, 2008. The Company has focused certificate pricing on customers who also have non-certificate deposit and/or loan balances. Funding costs associated with deposits declined 34.52% overall at March 31, 2009 versus March 31, 2008 due to moderate reductions in cost of funds; see the Results of Operations section of this Analysis for more details. No single factor precipitated the decline in noninterest-bearing deposits; these balances tend to be somewhat cyclical. To provide reassurance to customers, the Company is participating in the FDIC Temporary Liquidity Guarantee Program that provides full deposit insurance for noninterest-bearing transaction accounts, regardless of dollar amount and including NOW accounts with rates of 0.50% or less, until December 31, 2009. The Company will incur a 10 basis points surcharge, currently estimated to cost less than $5,000 per year, on its deposit insurance for accounts not otherwise covered by the existing deposit insurance limit of $250,000. Overall, interest-bearing deposits comprised 83.21%, and noninterest-bearing deposits, 16.79%, of total deposits at March 31, 2009. Approximately 82% of March 31, 2009 deposits were based in Georgia and the residual 18% in Florida. The distribution of interest-bearing balances at March 31, 2009 and certain comparable quarter-end dates is shown in the table below:

	March 31, 2009		December 31, 2008		March 31, 2008
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$90,673	31.32%	$95,160	32.35%	$117,786	37.69%
Savings	66,740	23.05%	65,166	22.15%	63,461	20.30%
Time certificates < $100,000	66,697	23.03%	66,942	22.76%	68,726	21.99%
Time certificates >= $100,000	65,430	22.60%	66,913	22.74%	62,583	20.02%

Total interest-bearing deposits	$289,540	100.00%	$294,181	100.00%	$312,556	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $20,947,000 and $27,477,000 of the overall deposit base at March 31, 2009 and December 31, 2008. The Company had no brokered deposits at March 31, 2009 or December 31, 2008.

Approximately 86% of time certificates at March 31, 2009 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $10,000,000 at March 31, 2009, down $7,000,000 from year-end 2008. One $5,000,000 advance, which was also outstanding throughout 2008, matures March 17, 2010 and accrues interest at an effective rate of 6.00%, payable quarterly. This advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on this one advance approximated $74,000. The additional $5,000,000 advance outstanding at March 31, 2009 is a fixed rate advance due June 11, 2009 with an effective rate of 1.04%. Year-to-date, total advances averaged $14,056,778; the Company has used recent advances to provide temporary liquidity. A blanket lien on the Company’s qualifying residential and commercial real estate loans with a lendable value of $26,750,000 secured the outstanding advances at March 31, 2009.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis below provides a snapshot of the Company’s interest rate sensitivity position at March 31, 2009.

	Repricing Within
Interest Rate Sensitivity March 31, 2009	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total

(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$1,106	$—	$—	$—	$1,106
Securities[1]	2,497	5,963	55,464	31,883	95,807
Loans, gross[2]	88,946	81,090	94,648	9,094	273,778
Other assets[3]	1,419	—	—	—	1,419

Total interest rate sensitive assets	93,968	87,053	150,112	40,977	372,110

Interest Rate Sensitive Liabilities
Deposits[4]	183,110	88,351	18,029	50	289,540
U.S. Treasury demand note	726	—	—	—	726
Federal Home Loan Bank advances	5,000	5,000		—	10,000

Total interest rate sensitive liabilities	188,836	93,351	18,029	50	300,266

Interest rate sensitivity gap	$(94,868)	$(6,298)	$132,083	$40,927	$71,844

Cumulative gap	$(94,868)	$(101,166)	$30,917	$71,844

Ratio of cumulative gap to total rate sensitive assets	(25.49)%	(27.19)%	8.31%	19.31%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	49.76%	64.15%	110.30%	123.93%

Cumulative gap at December 31, 2008	$(91,279)	$(106,911)	$16,583	$72,471

Cumulative gap at March 31, 2008	$(25,100)	$(52,285)	$28,678	$84,407

[1]

Distribution of maturities for available-for sale-securities is based on amortized cost. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives, which may be different from the contractual terms. Equity securities, if any, are excluded.

[2]	No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Nonaccrual loans are excluded.
[3]	Due to current immateriality for sensitivity purposes, the interest-bearing portion of the correspondent balance with the Federal Reserve Bank of Atlanta is excluded.
[4]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.

As shown in the preceding table, the Company’s cumulative gap position remained negative through the short-term repricing intervals at March 31, 2009, totaling $(94,868,000) at three months and $(101,166,000) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at March 31, 2009 totaled $(22,344,000) at three months and $(28,642,000) at twelve months, effectively reflecting the Company’s liability sensitive position. The cumulative three-month gap position widened a moderate 3.93% at March 31, 2009 versus December 31, 2008; the one-year gap narrowed 5.37%. One year ago, the Company’s gap position was effectively asset sensitive. Loans that reached or were priced with a contractual floor were the primary factor in the sensitivity shift since March 31, 2008. At March 31, 2009, adjustable rate loans that had reached a contractual floor approximated $105,047,000; at March 31, 2008, such loans totaled less than $10,500,000 and at December 31, 2008, such loans approximated $77,400,000. For more details on these particular loans, refer to the Financial Condition section of this Analysis. Other than seasonal variations, mainly in deposit balances, no significant changes are anticipated in the gap position during the remainder of 2009. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans 2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

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

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-

weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At March 31, 2009, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 18.04%, 19.29%, and 13.65%. On a stand-alone basis, SEB’s same ratios totaled 16.46%, 17.71%, and 12.47%. Regulators have expressed the need for increased capital requirements for bank holding companies and their subsidiaries; management expects minimum required capital levels will rise in the future.

In October 2008, the Treasury Department announced a Capital Program to provide capital and restore confidence in banks and their holding companies. Under the Capital Program, the Treasury injects capital directly into approved bank holding companies by buying senior preferred shares totaling 1% – 3% of risk-weighted assets. Dividends on the preferred shares accrue at a 5% rate annually the first five years and 9% thereafter until redeemed. In exchange for the capital injection, the Treasury receives warrants equal to 15% of its investment. Although the Company is confident it would have qualified for the initial Capital Program due to its strong financial condition, the Company did not apply simply because its capital levels were already strong and able to withstand substantial declines before reaching minimum or even “capital adequate” levels by regulatory standards. Additionally, the Company is able to take advantage of market opportunities presented by the current crisis without the Treasury injection. In May 2009, the Treasury Department announced it would re-open the application window for banks with total assets under $500 million; again, the Company does not plan to participate. However, as discussed below, the Company has cut its dividends and re-evaluated its stock buyback program in order to preserve capital during the current economic cycle. The Company is committed to maintaining its well-capitalized status.

Capital ratios for the most recent periods are presented in the table below:

	March 31, 2009	December 31, 2008	March 31, 2008
Capital Ratios
(Dollars in thousands)
Tier 1 capital:
Total shareholders’ equity	$57,105	$57,184	$57,402
Accumulated other comprehensive (income) loss	1,304	1,075	(266)
Intangible assets and other adjustments	(119)	(133)	(434)

Total Tier 1 capital	58,290	58,126	56,702

Tier 2 capital:
Portion of allowance for loan losses	4,061	4,184	3,980
Allowable long-term debt	—	—	—

Total Tier 2 capital	4,061	4,184	3,980

Total risk-based capital	$62,351	$62,310	$60,682

Risk-weighted assets	$323,172	$333,965	$317,772

Risk-based ratios:
Tier 1 capital	18.04%	17.40%	17.84%

Total risk-based capital	19.29%	18.66%	19.10%

Tier 1 leverage ratio	13.65%	13.61%	13.32%

Shareholders’ equity to assets	13.64%	13.15%	13.01%

Book value per share grew a nominal $0.08 or 0.44% during the first three months of 2009 to $18.08 at March 31, 2009. Dividends declared totaled $0.085, down 66% or $0.165 from 2008. The dividend reduction reflects management’s proactive management of capital through a period of economic uncertainty and earnings pressure in the financial industry. The dividend reduction strengthens the Company’s overall balance sheet by retaining not only capital but also cash. Not surprisingly, regulators are encouraging financial companies to set dividend payouts with the current economic crisis in mind. On May 13, 2009, the Board approved a second quarter dividend, also $0.085 per share. For more specifics on the Company’s dividend policy, refer to the subsection immediately following.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. From 2000-2008, the Company repurchased 404,466 shares on the open market and through private transactions at an average price of $20.64 per share. During the first quarter of 2009, the Company purchased an additional 18,000 shares at an aggregate purchase price of $226,086 or $12.56 per share; the treasury purchase is expected to create additional value for shareholders long-term. The remaining consideration available for additional purchases, at prices to be determined in the future, is $6,423,882. Any additional acquisition of shares will be dictated by market conditions and capital considerations. There is no expiration date for the treasury authorization.

Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, declined $228,968 at March 31, 2009 compared to year-end 2008 due mainly to market losses on corporate holdings. Further details on corporate and other investment securities and their associated fair values are contained in the Financial Condition section of this Analysis.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its bank subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from SEB. In turn, the Company uses regular dividends paid by SEB in order to pay dividends to its own shareholders. Unless an exception is granted, state banking regulations limit the amount of dividends SEB may pay to 50% of prior year earnings. Cash dividends available from SEB for payment in 2009 without approval approximate $2,053,000, a 35% drop from 2008 levels. Through March 31, SEB had paid 19%, or $400,000, of the available dividends for 2009. The Company does not expect to withdraw the entire amount available in 2009.

Results of Operations

Net income for the first quarter declined $571,156 or 47.24% to $637,872 at March 31, 2009 from $1,209,028 at March 31, 2008. On a per share basis, quarterly earnings totaled $0.20 at March 31, 2009, down $0.18 from $0.38 at March 31, 2008. The return on beginning equity for the three-month period totaled 4.46% at March 31, 2009, down substantially from 8.42% at March 31, 2008. Major variances in the year-to-date results included:

•	$447,699 reduction in net interest income due to comparative asset sensitivity and margin compression;

•	$829,000 increase in the provision for loan losses to address loan quality issues;

•	$197,871 net gain on sales of investment securities available-for-sale in the first quarter of 2009 versus $0 in the first quarter of 2008; and

•	$342,555 reduction in income tax expense.

Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Due to comparative asset sensitivity and margin compression, net interest income declined $447,699 or 10.47% during the first quarter of 2009 compared to 2008. Simply put, asset sensitivity means earnings on loans and other assets generally decline quicker than expenses on deposits and other liabilities when rates drop. Rate movements promulgated by the Federal Reserve during the last 15 months, whose full impact is still being felt from a comparative perspective, were particularly rapid and aggressive as the Federal Reserve sought to address the current economic crisis: Prime dropped from 7.25% at December 31, 2007 and settled at 5.00% April 30, 2008 before falling thrice more in the fourth quarter of 2008 – to 4.50% on October 8, 4.00% October 30, and 3.25% December 16. Loans tied to prime and other variable indexes reprice instantaneously in a down rate environment, and securities with call or other prepayment features are normally redeemed prior to stated maturity and replaced at lower rates. Management cut deposit rates multiple times in 2008 and 2009 to-date although competitive and other factors preclude simultaneous and proportionate declines in these rates. Reducing cost of funds in the current economic cycle has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher and lowered margins and spreads for competitor banks attempting to maintain market share. Although many variable rate loans have reached a contractual floor, reducing asset sensitivity, asset rates remain exceedingly low and deposit costs high on a relative basis. Net interest income and resultant margins and spreads are projected to decline further in 2009 due to a) yield reductions on a year-over-year basis, particularly on prime-based loans and investment securities with optionality; b) overall lower average balances on loans and also, investment securities due to sales; and c) increases in nonperforming assets, particularly nonaccrual loans and foreclosed other real estate. As discussed earlier, unless collected, nonaccrual balances adversely affect interest income two ways—interest reversals and nonearning status. The drop in net interest income in April 2009 versus April 2008 alone approximated 14%. To recap, the net interest margin approximated 4.14% at March 31, 2009 versus 4.60% a year ago; the interest rate spread, 3.70% versus 3.94%. Interest earnings on loans, federal funds sold, investment securities, and other earning assets fell $1,087,297, $64,694, $51,884, and $12,663, respectively, from same period results in 2008. Significant declines in asset yields precipitated the 2009 results. Asset yields averaged 5.78% at March 31, 2009, down 125 basis points from 7.03% in 2008; see the interest differential table on the next page for more details on changes in interest income attributable to volume and rates at March 31, 2009 versus 2008. Interest expense on deposits and other borrowed funds declined $768,839 or 32.75% during the first quarter of 2009 versus 2008. Cost of funds dropped 101 basis points from 2008 levels, totaling 2.08% at March 31, 2009 versus 3.09% at March 31, 2008. The reduced funding costs resulted from lower rates on all interest-bearing liabilities, including deposits, at March 31, 2009 compared to 2008. Although interest expense on time certificates declined 23.09% at March 31, 2009 compared to 2008, higher average balances, competitive pressure, and the aforementioned lag effect have constrained desired rate reductions in this product. Additionally, the Company increased its average advances with the FHLB in 2009 year-to-date. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit/funding fluctuations and the Company’s asset/liability sensitivity position.

The intense competition for deposits and certain loans continues in 2009 and shows no sign of abating. The high number of financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass, grow, and maintain market share. Volume of assets and deposits become even more important as margins decline. Long-term strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table below:

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2009			2008
Average Balances[6] Three Months Ended March 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$280,966	$4,129	5.96%	$264,018	$5,214	7.94%
Federal funds sold	718	—	0.03%	9,207	65	2.84%
Taxable investment securities[3]	81,596	1,009	5.02%	86,578	1,040	4.83%
Tax-exempt investment securities[3,4]	25,210	422	6.79%	27,671	453	6.58%
Other interest-earning assets	1,501	2	0.54%	1,016	15	5.94%

Total interest-earning assets	$389,991	$5,562	5.78%	$388,490	$6,787	7.03%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$90,483	$204	0.91%	$113,182	$549	1.95%
Savings	65,855	108	0.67%	62,971	191	1.22%
Time certificates	132,249	1,159	3.55%	121,733	1,507	4.98%
Federal funds purchased	4,614	11	0.97%	2,130	22	4.15%
U. S. Treasury demand note	596	—	—	530	4	3.04%
Federal Home Loan Bank advances	14,057	97	2.80%	5,000	75	6.03%

Total interest-bearing liabilities	$307,854	$1,579	2.08%	$305,546	$2,348	3.09%

Excess of interest-earning assets over interest-bearing liabilities	$82,137			$82,944

Interest rate spread			3.70%			3.94%

Net interest income		$3,983			$4,439

Net interest margin			4.14%			4.60%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 and 2008. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

	2009 Compared to 2008
Interest Differential[1]	Increase (Decrease) Due to
Three Months Ended March 31,	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$318	$(1,403)	$(1,085)
Federal funds sold	(31)	(34)	(65)
Taxable investment securities	(61)	30	(31)
Tax-exempt investment securities[3]	(41)	10	(31)
Other interest-earning assets	5	(18)	(13)

Total interest income	190	(1,415)	(1,225)

Interest expense
Interest-bearing demand deposits[4]	(94)	(251)	(345)
Savings	8	(91)	(83)
Time certificates	122	(470)	(348)
Federal funds purchased	14	(25)	(11)
U.S. Treasury demand note	—	(4)	(4)
Federal Home Loan Bank advances	79	(57)	22

Total interest expense	129	(898)	(769)

Net change in net interest income	$61	$(517)	$(456)

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

[4]	Now and money market accounts.

Noninterest Income and Expense

Noninterest income increased $169,429 or 16.35% during the first quarter of 2009 compared to 2008. Key elements in the quarterly results included:

a)	Net gains on sales of investment securities available-for-sale: The Company recognized a net gain of $197,871 on the sale of corporate bonds, Agency securities, and municipals totaling $13,417,091 in the first quarter of 2009. These securities were sold to reduce certain sector concentrations and provide liquidity. No securities were sold during the first quarter of 2008. The Financial Condition section of this Analysis contains additional details on securities transactions.

b)	Service charges on deposit accounts: Service charges on deposit accounts declined a slight $2,411 or 0.36% at March 31, 2009 compared to 2008. Lower volume of NSF fees was the main factor in the 2009 decline.

c)

Other operating income: The other operating portion of noninterest income declined $26,031 at March 31, 2009 compared to 2008. A $22,973 decline in commissions on sales of insurance and investment products through the Raymond James affiliation was the largest variable in the comparative results. By type and amount, the chief components of other operating income at March 31, 2009 were surcharge fees – ATM, $98,269; mortgage origination fees, $52,898; income on bank-owned life insurance, with a resultant yield above 7% on a federal taxable-equivalent basis, $60,782; income on sale of check products, $25,599; safe deposit box rentals, $25,062; and commissions on the sale of credit life insurance (separate from Raymond James affiliation), $27,936. Together, these six income items comprised 84.61% of other operating income at March 31, 2009. In 2008, these same income components comprised 80.01% of other operating income. The Company has been expanding and revamping its mortgage origination department and is optimistic these initiatives will increase fee production and cross-sell opportunities long-term.

Noninterest expense declined $193,559 in 2009 year-to-date. The chief factors impacting quarterly results comprised:

a)	Salaries and employee benefits: Personnel costs declined 8.32% or $172,406 year-to-date. Declines in officer salaries and incentive accruals accounted for virtually the entire variation. The 2009 drop in officer salaries resulted from open positions at various facilities; management expects to fill these vacancies eventually. Additionally, the Company has eliminated merit-based or other salary increases and bonuses for all employees, including officers, except in connection with a promotion. The vast majority, or 82%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2009. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 12% of employee expenses. Overall, the division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2009.

b)	Occupancy and equipment, net: When compared to the prior year, net occupancy and equipment expense fell $26,403 or 3.72% during the first three months of 2009 compared to 2008. Reductions in various equipment and other maintenance costs were primary variables. The Company did not incur any renovation expenses during the first quarter of 2009 or 2008. The estimated cost of the one renovation planned in 2009, which commenced in April, totals $60,000.

c)	Other operating expense: Other operating expenses increased a nominal $5,250 or 0.74% at March 31, 2009 compared to 2008. A $42,104 reduction in courier expense due to changes in interoffice deliveries and a $32,079 improvement in dispositions of foreclosed real estate and other assets, which results tend to be cyclical, largely offset a $71,270 increase in regular FDIC assessment charges and also, other costs, year-to-date. Besides advertising expense, which approximated $86,000 in 2009 and $91,000 in 2008, and FDIC expense, which approximated $81,000 in 2009 and $10,000 in 2008, no individual component of other operating expenses aggregated or exceeded 10% of the total in 2009 or 2008.

As noted above, the FDIC has significantly increased regular assessment charges for deposit insurance coverage in 2009. Regular assessment charges are expected to increase in excess of $325,000 in 2009 compared to 2008. Additionally, the FDIC has proposed a special emergency assessment of twenty basis points based on June 30, 2009 deposits which must be accrued in the second quarter. If the emergency assessment for all banks is implemented as proposed, the Company’s FDIC assessments will jump an additional $750,000 in 2009. These assessment expenses will significantly impact the Company’s net income results in 2009.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared applying certain critical accounting policies. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and they conform to general practices in the banking industry. The Company applies its critical accounting policies consistently from period to period and intends that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including the a) allowance for loan losses; b) estimates of fair value pertinent to investment securities, other real estate, loans, intangibles, and other assets; and c) income taxes are further discussed in the 2008 Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2008.

Recent Accounting Pronouncements

The provisions of recent pronouncements and the related impact on the Company’s Consolidated Financial Statements, if any, are discussed in Note 3.

Various other accounting proposals affecting the banking industry are pending with the FASB and other regulatory authorities. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

Forward-Looking Statements

Certain statements set forth in this Quarterly Report on Form 10-Q (the “Report”) or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of federal securities laws, including, without limitation, statements regarding the Company’s outlook on earnings, stock performance, asset quality, economic conditions, real estate markets, and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, they should be considered forward-looking statements. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The following list, which is not intended to be all-encompassing, summarizes certain factors that could cause actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made; (3) general economic conditions (both generally and in local markets) may continue to be less favorable than expected, resulting in, among other things, a further deterioration in credit quality and/or a reduction in demand for credit; (4) continued weakness in the real estate market may continue to adversely affect the Company; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the Company’s business; (6) competitors may have greater financial resources and develop products that enable them to compete more successfully; (7) the Company’s ability to attract and retain key personnel can be affected by increased competition for experienced employees in the banking industry; (8) adverse changes may occur in the bond markets, affecting portfolio valuation; (9) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (10) restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals; (11) economic, governmental, or other factors may prevent growth in the Company’s markets; (12) changes in consumer spending and savings habits could impede the Company’s ability to grow its loan and deposit portfolios; (13) the Company may be unfavorably impacted by litigation, which depends on judicial interpretations of law and findings of juries; and (14) the risk factors discussed from time to time in the Company’s Periodic Reports filed with the SEC, including but not limited to, this Report. The Company undertakes no obligation to, and does not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of March 31, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (CEO”), Chief Financial Officer (“Treasurer”), and other members of management. The CEO and Treasurer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, and (ii) recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is likely to materially affect, such internal controls.

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

Part II - Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first quarter of 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Treasury purchases made during the quarter ended March 31, 2009 are summarized in the table below:

Share Repurchases – Three Months Ended March 31, 2009	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January 1 – February 28	—	—	—	$6,649,968
March 1 – 31	18,000	$12.56	18,000	6,423,882

Total	18,000	$12.56	18,000

[1]	On December 12, 2007, the Board of Directors increased the authorization for treasury stock purchases from $10,000,000 to $15,000,000. There is no expiration date for the treasury authorization.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders (the Meeting) was held on May 13, 2009. At the Meeting, the following individuals were elected directors:

Directors	For	Withheld
Alyson G. Beasley	2,105,773	15,440
Leslie H. Blair	2,121,213	—
David H. Bluestein	2,121,213	—
Cornelius P. Holland, III	2,121,213	—
Alva J. Hopkins, III	2,105,773	15,440
A. Wade Strickland	2,121,213	—

The shareholders also approved the following proposals:

(a)	Setting the number of directors at a 9 member maximum, with 3 to remain vacant until the elected Board deems it in the Company’s best interest to fill one or more of such vacancies.

For	Against	Abstain	Broker Non-Votes
2,001,315	35,758	84,140	—

(b)	The appointment of independent auditors by the Audit Committee for fiscal year 2009.

For	Against	Abstain	Broker Non-Votes
2,119,395	—	1,818	—

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a) Index to Exhibits:

Exhibit 3	Articles of Incorporation and Bylaws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 4	Specimen Common Stock Certificate, incorporated by reference from Form 8-A filed April 30, 2001.

Exhibit 10	2006 Stock Option Plan, as amended and restated effective January 1, 2008, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit 31.1	Rule 13a-14(a) Certification of CEO.

Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer.

Exhibit 32	Section 1350 Certification of CEO/Treasurer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer
(Principal Accounting Officer)

Date: May 20, 2009