Form 10-Q
period 2009-06-30
SOUTHEASTERN BANKING CORP
filed 2009-08-19
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

Commission File Number 000-32627

(Exact name of registrant as specified in its charter)

Georgia	58-1423423
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P. O. Box 455, 1010 North Way, Darien, Georgia 31305

(Address of principal executive offices) (Zip Code)

(912) 437-4141

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 18, 2009, 3,158,331 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Part I – Financial Information

Item I - Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) June 30, 2009	December 31, 2008
Assets
Cash and due from banks	$13,290,761	$16,387,348
Federal funds sold	2,750,000	—

Cash and cash equivalents	16,040,761	16,387,348
Investment securities:
Available-for-sale, at market value	84,481,769	85,253,669
Held-to-maturity; market value of approximately $30,300,000 at December 31, 2008	—	30,225,957

Total investment securities	84,481,769	115,479,626
Loans, gross	284,224,304	279,885,949
Unearned income	(118,957)	(129,254)
Allowance for loan losses	(6,400,190)	(4,929,177)

Loans, net	277,705,157	274,827,518
Premises and equipment, net	12,026,245	12,396,208
Bank-owned life insurance, at cash surrender value	5,376,840	5,254,600
Other real estate	4,481,563	3,630,338
Intangible assets	104,181	133,287
Other assets	7,106,153	6,877,624

Total Assets	$407,322,669	$434,986,549

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$56,570,536	$55,628,317
Interest-bearing demand, savings, and time deposits	285,503,604	294,181,474

Total deposits	342,074,140	349,809,791
Federal funds purchased	—	6,258,000
U.S. Treasury demand note	995,860	1,982,486
Federal Home Loan Bank advances	5,000,000	17,000,000
Other liabilities	2,750,118	2,752,729

Total liabilities	350,820,118	377,803,006

Shareholders’ Equity
Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,423,745	1,406,788
Retained earnings	60,929,648	60,726,000
Treasury stock, at cost	(8,576,118)	(8,350,032)
Accumulated other comprehensive loss	(1,750,720)	(1,075,209)

Total shareholders’ equity	56,502,551	57,183,543

Total Liabilities and Shareholders’ Equity	$407,322,669	$434,986,549

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,158,331	3,176,331
Treasury shares	422,466	404,466

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

	Quarter		Six Months
Period Ended June 30,	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$4,231,738	$4,704,367	$8,345,374	$9,905,300
Interest on federal funds sold	3,012	24,885	3,061	89,628
Interest on investment securities:
Taxable	836,398	1,288,724	1,845,183	2,328,923
Tax-exempt	259,484	318,138	541,197	620,321
Other interest income	2,239	14,570	4,658	29,652

Total interest income	5,332,871	6,350,684	10,739,473	12,973,824

Interest expense:
Interest on deposits	1,418,445	1,941,774	2,889,759	4,188,669
Interest on federal funds purchased	400	13,085	11,395	35,271
Interest on U.S. Treasury demand note	—	3,287	—	7,342
Interest on Federal Home Loan Bank advances	84,979	74,822	181,789	149,644

Total interest expense	1,503,824	2,032,968	3,082,943	4,380,926

Net interest income	3,829,047	4,317,716	7,656,530	8,592,898
Provision for loan losses	1,250,000	120,000	2,190,000	231,000

Net interest income after provision for loan losses	2,579,047	4,197,716	5,466,530	8,361,898

Noninterest income:
Service charges on deposit accounts	690,444	729,042	1,354,892	1,395,901
Net gains on sales of investment securities available-for-sale	—	—	197,871	—
Other operating income	365,356	382,097	708,741	751,513

Total noninterest income	1,055,800	1,111,139	2,261,504	2,147,414

Noninterest expense:
Salaries and employee benefits	1,882,370	2,084,480	3,782,175	4,156,691
Occupancy and equipment expense, net	693,210	699,992	1,376,584	1,409,769
Other operating expense	1,042,468	721,505	1,758,337	1,432,124

Total noninterest expense	3,618,048	3,505,977	6,917,096	6,998,584

Income before income tax (benefit) expense	16,799	1,802,878	810,938	3,510,728
Income tax (benefit) expense	(87,424)	528,762	68,843	1,027,584

Net income	$104,223	$1,274,116	$742,095	$2,483,144

Basic and diluted earnings per common share	$0.03	$0.40	$0.23	$0.78

Basic and diluted weighted average common shares outstanding	3,158,331	3,177,430	3,166,486	3,177,880

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

						Accumulated
	Common Stock		Additional			Other
		Stated	Paid-In	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total
Balance, December 31, 2007	3,178,331	$4,475,996	$1,391,723	$59,161,894	$(8,307,905)	$15,602	$56,737,310
Comprehensive income:
Net income	—	—	—	2,483,144	—	—	2,483,144
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax of $563,480	—	—	—	—	—	(1,093,815)	(1,093,815)

Total comprehensive income							1,389,329

Cash dividends declared, $0.25 per share	—	—	—	(794,582)	—	—	(794,582)
Purchase of treasury stock	(2,000)	—	—	—	(42,126)	—	(42,126)

Balance, June 30, 2008	3,176,331	$4,475,996	$1,391,723	$60,850,456	$(8,350,031)	($1,078,213)	$57,289,931

Balance, December 31, 2008	3,176,331	4,475,996	1,406,788	60,726,000	(8,350,032)	(1,075,209)	57,183,543
Comprehensive income:
Net income	—	—	—	742,095	—	—	742,095
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $(436,303)	—	—	—	—	—	(846,938)	(846,938)
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $67,275	—	—	—	—	—	(130,596)	(130,596)
Reclassification adjustment for gains (losses) on investment securities transferred from held-to-maturity to available-for-sale category, net of tax (benefit) of $155,587	—	—	—	—	—	302,023	302,023

Total comprehensive income							66,584

Cash dividends declared, $0.17 per share	—	—	—	(538,447)	—	—	(538,447)
Stock-based compensation	—	—	16,957	—	—	—	16,957
Purchase of treasury stock	(18,000)	—	—	—	(226,086)	—	(226,086)

Balance, June 30, 2009	3,158,331	$4,475,996	$1,423,745	$60,929,648	$(8,576,118)	$(1,750,720)	$56,502,551

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2009	2008
Cash flows from operating activities:
Net income	$742,095	$2,483,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	424,404	398,848
Amortization and accretion, net	161,738	(196,007)
Provision for loan losses	2,190,000	231,000
Net gains on sales of investment securities available-for-sale	(197,871)	—
Increase in cash surrender value of bank-owned life insurance	(122,240)	(116,874)
Net gain on sales of other real estate	(14,564)	—
Write-downs on other real estate	96,828	—
Stock-based compensation	16,957	—
Decrease in interest receivable	412,208	421,262
Decrease in interest payable	(158,153)	(62,400)
Net change in income tax receivable or payable	(674,015)	50,654
Changes in assets and liabilities:
Decrease (increase) in other assets	443,149	(106,634)
Increase (decrease) in other liabilities	317,461	(891,229)

Net cash provided by operating activities	3,637,997	2,211,764

Cash flows from investing activities:
Purchase of available-for-sale investment securities	—	(438,957,997)
Purchase of held-to-maturity investment securities	—	(2,327,335)
Proceeds from sales of available-for-sale investment securities	13,417,091	—
Proceeds from maturities, calls, and payments of investment securities:
Available-for-sale	15,833,305	430,919,288
Held-to-maturity	799,700	3,120,350
Net increase in loans	(6,078,890)	(2,237,195)
Purchase of Federal Home Loan Bank stock	—	46,900
Redemption of Federal Home Loan Bank stock	(234,300)	—
Capital expenditures, net	(54,441)	(265,465)
Proceeds from sales of other real estate	77,761	—

Net cash provided by (used in) investing activities	23,760,226	(9,701,454)

Cash flows from financing activities:
Net (decrease) increase in deposits	(7,735,651)	3,970,103
Net decrease in federal funds purchased	(6,258,000)	(1,138,000)
Net (decrease) increase in U.S. Treasury demand note	(986,626)	752,447
Advances from Federal Home Loan Bank	7,000,000	—
Repayment of advances from Federal Home Loan Bank	(19,000,000)	—
Purchase of treasury stock	(226,086)	(42,126)
Dividends paid	(538,447)	(1,589,166)

Net cash (used in) provided by financing activities	(27,744,810)	1,953,258

Net decrease in cash and cash equivalents	(346,587)	(5,536,432)
Cash and cash equivalents at beginning of period	16,387,348	26,558,995

Cash and cash equivalents at end of period	$16,040,761	$21,022,563

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,241,096	$4,443,327
Income taxes, net of refunds	740,000	970,000
Noncash investing and financing transactions:
Increase in unrealized gains (losses) on investment securities available-for-sale	(1,023,502)	(1,657,295)
Transfer of investment securities from held-to-maturity to available-for-sale category	28,811,418	—
Real estate acquired through foreclosure	1,011,251	—

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The accounting and reporting policies followed in the presentation of the accompanying unaudited consolidated financial statements are consistent with those described in Note 1 of the Notes to the consolidated financial statements included in the Company’s 2008 Form 10-K, as updated by the information contained in this Form 10-Q. Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to August 19, 2009, the date these consolidated financial statements were issued, for potential recognition or disclosure in these consolidated financial statements. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to fairly present such information for the periods and dates indicated. Such adjustments, which include transactions typically determined or settled at year-end, are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet as of December 31, 2008 has been extracted from the audited consolidated balance sheet included in the Company’s 2008 Form 10-K. Certain reclassifications, with no effect on total assets or net income, have been made to prior period amounts to conform to the current period presentation.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Results of operations for interim periods are not necessarily indicative of trend or results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items. For example, the Company’s results of operations for the three and six months ended June 30, 2009 were impacted by the recognition of $177,000 in FDIC insurance expense associated with a special assessment imposed on all FDIC-insured depository institutions as of June 30, 2009. This special assessment will be collected on September 30, 2009.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and common share equivalents calculated for stock options. Since they were non-dilutive, 42,000 equivalent shares related to stock options were excluded from the computation of diluted earnings per share at June 30, 2009. The Company did not have any common share equivalents at June 30, 2008.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Comprehensive Income

Comprehensive income, which includes certain transactions and other economic events that bypass the consolidated statements of income, consists of net income and unrealized gains and losses on available-for-sale securities, net of income taxes. The Company did not record any adjustments due to initial application of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-than-Temporary Impairments, as described in
Note 2.

2.	NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required. Adoption is not expected to have a material impact on the consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required. Adoption did not have a material impact on the consolidated financial statements.

On April 9, 2009, the FASB issued three final Staff Positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have decreased significantly. FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”) enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2”)

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. All three Staff Positions were effective for interim and annual periods ending after June 15, 2009. The Company adopted these Staff Positions for the quarterly period ending June 30, 2009, and adoption did not have a material effect on the consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 provides additional guidance regarding the recognition, measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting FSP 141(R)-1 will depend on the timing of any future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

3.	INVESTMENT SECURITIES

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

The amortized cost and estimated fair value of investment securities at June 30, 2009 and December 31, 2008 are summarized below:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agency securities	$4,593,174	$116,495	$—	$4,709,669
U.S. Government-sponsored agency securities	20,687,030	522,333	39,051	21,170,312
Agency residential mortgage-backed securities	21,322,344	497,186	1,437	21,818,093
Obligations of states and political subdivisions	25,137,882	386,081	207,743	25,316,220
Corporate debt obligations	15,393,946	—	3,926,471	11,467,475

Total investment securities	$87,134,376	$1,522,095	$4,174,702	$84,481,769

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agency securities	$7,456,920	$259,301	$—	$7,716,221
U.S. Government-sponsored agency securities	28,643,475	659,693	—	29,303,168
Agency residential mortgage-backed securities	26,184,828	403,094	36,164	26,551,758
Corporate debt obligations	24,597,552	190,748	3,105,778	21,682,522

	86,882,775	1,512,836	3,141,942	85,253,669

Held-to-maturity:
Obligations of states and political subdivisions	30,225,957	418,854	345,287	30,299,524

Total investment securities	$117,108,732	$1,931,690	$3,487,229	$115,553,193

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2009 are shown in the next table. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Mortgage-backed securities are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Available-for-Sale
June 30, 2009	Amortized Cost	Fair Value
Due within one year	$3,896,047	$3,920,980
Due from one to five years	31,147,187	31,629,498
Due from five to ten years	18,447,375	16,818,161
Due after ten years	12,321,423	10,295,037

	65,812,032	62,663,676
Agency residential mortgage-backed securities	21,322,344	21,818,093

Total investment securities	$87,134,376	$84,481,769

Securities with carrying values of $61,832,188 and $76,427,934 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and other borrowings as required by law.

The Company did not sell any securities during the second quarter of 2009 or 2008. Proceeds from the sale of available-for-sale securities for the six months ended June 30, 2009 and 2008 were $13,417,091 and $0, respectively. Gross realized gains were $282,572, and gross realized losses on such sales were $84,701 during the six months ended June 30, 2009. The tax provision applicable to these net realized gains approximated $67,275. No securities held-to-maturity were sold during these time periods. The cost of investment securities sold, and the resultant gain or loss, was based on the specific identification method.

Securities with unrealized losses at June 30, 2009 and December 31, 2008 are shown in the table on the next page.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Less than Twelve Months		Twelve Months or More		Total
June 30, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
U.S. Government-sponsored agency securities	1,960,950	39,051	—	—	1,960,950	39,051
Agency residential mortgage-backed securities	165,543	923	226,868	514	392,411	1,437
Obligations of states and political subdivisions	4,802,669	95,802	873,349	111,941	5,676,018	207,743
Corporate debt obligations	2,527,250	446,616	8,940,225	3,479,855	11,467,475	3,926,471

Total temporarily impaired securities	$9,456,412	$582,392	$10,040,442	$3,592,310	$19,496,854	$4,174,702

	Less than Twelve Months		Twelve Months or More		Total
December 31, 2008	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U.S. Government agency securities	$—	$—	$—	$—	$—	$—
U.S. Government-sponsored agency securities	—	—	—	—	—	—
Agency residential mortgage-backed securities	2,041,019	22,331	1,982,168	13,833	4,023,187	36,164
Corporate debt obligations	13,108,044	3,105,778	—	—	13,108,044	3,105,778

	15,149,063	3,128,109	1,982,168	13,833	17,131,231	3,141,942

Held-to-maturity:
Obligations of states and political subdivisions	8,416,428	276,662	578,697	68,625	8,995,125	345,287

Total temporarily impaired securities	$23,565,491	$3,404,771	$2,560,865	$82,458	$26,126,356	$3,487,229

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

On June 30, 2009, the Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets increased market yields on certain securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio. The $39,051 unrealized loss on U.S. Government-sponsored agency securities pertained to one security with a fair market value of $1,960,950 that was purchased at par. As the contractual cash flows of this security is guaranteed by a U.S. Government-sponsored agency, this security is not expected to settle at a price less than its amortized cost basis. The unrealized loss on residential mortgage-backed securities at June 30, 2009 pertained solely to issues guaranteed by Federal National Mortgage Association and Federal Home Loan Mortgage Association; the Company does not own any private label mortgage-backed securities. At June 30, 2009, only one or $226,868 of these mortgage-backed securities had been in a continuous unrealized loss position for twelve months or more; the remaining two issues had been in a continuous loss position for less than one year. All three of these residential mortgage-backed securities had expected average lives of less than one year based on prepayment speeds at June 30, 2009.

Unrealized losses were concentrated in corporate debt obligations at June 30, 2009. The unrealized loss of $3,926,471 related to 12 corporate debt obligations was attributable to issues of banks or bank holding companies domiciled in the southeastern United States. At June 30, 2009, five corporate holdings with fair values of $5,223,754 and unrealized losses of $1,759,384 were rated “BBB” by at least one nationally recognized rating agency; an additional four holdings, all pertaining to the same issuer, with fair values of $3,391,471 and unrealized losses of $1,526,964, were rated “B+”. Three non-rated trust preferred securities had an aggregate carrying value of $2,852,250 and unrealized loss of $640,123 at June 30, 2009. The total unrealized loss on these 12 corporate securities, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which continue to affect the banking industry. Although a) major rating agencies have downgraded these securities since December 31, 2008 and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers to settle the securities at par. In particular, the issuer of the “B+” rated securities was a recipient of government capital and continues to meet its obligations. However, management’s position regarding the impairment of these securities is subject to change as circumstances evolve.

Within the municipal portfolio, three or $873,349 of total holdings had been in a continuous unrealized loss position for twelve months or more at June 30, 2009 and 17 or $4,802,669 in a continuous loss position less than twelve months. Except for eight non-rated Georgia municipals and one non-rated Florida municipal, these securities were all rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

market value. At June 30, 2009, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired; however, these conclusions could change, particularly if the economic crisis facing the banking industry does not abate.

The Company held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $1,313,800 at June 30, 2009. The Company accounts for the stock, which is included in other assets, based on industry guidance in SOP 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend or Finance the Activities of Others,” which requires the investment be carried at cost and evaluated for impairment based on ultimate recoverability of par value. The Company evaluated its holding in FHLB stock at June 30, 2009 and believes its holdings are recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Concentrations of credit risk pertaining to investment securities are discussed in other sections of this Form 10-Q.

4.	FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The measurement of fair value under U.S. GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of input to measure the fair value of assets and liabilities:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Observable inputs other than Level 1 prices, including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 inputs may incorporate interest rates and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, and default rates.

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose valuation requires significant management judgment or estimation; Level 3 also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data.

The determination of the fair value hierarchy within which the measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Risk premiums that a market participant would require must be considered.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for available-for-sale investment securities. No other assets or liabilities are currently measured at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes or exchange-traded equity securities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

prices of securities with similar characteristics, or discounted cash flows. Level 2 securities include U.S. Government-sponsored agency securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. The Company used unobservable or Level 3 inputs to fair value certain corporate debt obligations. The use of unobservable inputs resulted from the lack of market liquidity, which has resulted in diminished observability of both actual trades and assumptions that would otherwise be available to value these instruments.

Securities measured at fair value on a recurring basis are presented below:

	Fair Value	Fair Value Measurements Using
June 30, 2009		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Government agency securities	$4,709,669	$—	$4,709,669	$—
U.S. Government-sponsored agency securities	21,170,312	—	21,170,312	—
Mortgage-backed agency securities	21,818,093	—	21,818,093	—
Obligations of states and political subdivisions	25,316,220	—	25,316,220	—
Corporate debt obligations	11,467,475	—	5,223,754	6,243,721

Total available-for-sale investment securities	$84,481,769	$—	$78,238,048	$6,243,721

	Fair Value	Fair Value Measurements Using
December 31, 2008		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U.S. Government agency securities	$7,716,221	$—	$7,716,221	$—
U.S. Government-sponsored agency securities	29,303,168	—	29,303,168	—
Mortgage-backed agency securities	26,551,758	—	26,551,758	—
Corporate debt obligations	21,682,522	—	18,905,272	2,777,250

Total available-for-sale investment securities	$85,253,669	$—	$82,476,419	$2,777,250

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The corporate debt obligations measured at fair value using Level 3 inputs at June 30, 2009 comprised the three trust-preferred securities with an aggregate cost basis of $3,492,373 and the “B+” rated obligations with an aggregate cost basis of $4,918,435 discussed in Note 3, for which there is currently no active market.

The following is a reconciliation of activity for the corporate debt obligations measured at fair value based on significant unobservable inputs (Level 3):

Corporate Debt Obligations
Balance, January 1, 2009	$2,777,250
Unrealized losses included in comprehensive income	(369,819)
Obligations transferred to Level 3	3,836,290

Balance, June 30, 2009	$6,243,721

The corporate debt obligations transferred to Level 3 during the six months ended June 30, 2009 were the “B+” rated securities discussed in Note 3.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis; in other words, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances – for example, when evidence of impairment exists. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. During the three and six months ended June 30, 2009, the Company recognized losses on impaired loans of $481,256 and $629,519, respectively, through the allowance for loan losses. At June 30, 2009, impaired loans with an aggregate outstanding principal balance of $24,777,682 were measured and reported net of specific allowances at a fair value of $22,313,469. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3.

Other real estate is adjusted to the lower of cost or fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations are included in noninterest expense. During both the quarter and six months ended June 30, 2009, devaluations of other real estate charged to expense totaled $96,828.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Intangible and other long-lived assets, including fixed assets, are also measured at fair value on a nonrecurring basis. The Company’s intangible assets, solely comprising core deposit intangibles and classified in level 3, were not deemed impaired at June 30, 2009. Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded or reviewed during the six months ended June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

June 30, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,313,469	$—	$—	$22,313,469
Other real estate	4,481,563	—	2,834,687	1,646,876
Intangible assets	104,181	—	—	104,181
Other financial assets	1,313,800	—	—	1,313,800

Total fair value of assets on a nonrecurring basis	$28,213,013	$—	$2,834,687	$25,378,326

No nonrecurring change in fair value was recognized on any liabilities in 2009 year-to-date.

Fair Value of Financial Instruments

Methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above. For certain other financial assets and liabilities, fair value approximates carrying value due to the nature of the financial instrument. These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings. The following methods and assumptions were used in estimating the fair value of other financial instruments:

•

Variable rate loans that reprice frequently and have no significant change in credit risk are fairly valued at their carrying amounts. For fixed rate loans, fair values are estimated based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company did not use an incremental market risk and liquidity discount in deriving loan fair values as management has no present intention to sell any portion of the loan portfolio. Impaired loans are valued using discounted cash flow analyses or underlying collateral values, as discussed.

•

Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities. The intangible value of long-term relationships with depositors is not considered in estimating fair values.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

•

The U.S. Treasury demand note and other variable rate borrowings are fairly valued at their carrying amounts. Fair values for other borrowings, including FHLB advances with fixed rates, are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rate for similar instruments.

•	The carrying amount of accrued interest and other financial assets approximates their fair values.

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$16,040,761	$16,040,761	$16,387,348	$16,387,348
Investment securities	84,481,769	84,481,769	115,479,626	115,553,193
Loans, net	277,705,157	277,649,620	274,827,518	275,085,123
Accrued interest receivable	1,959,887	1,959,887	2,372,095	2,372,095
Other financial assets	1,313,800	1,313,800	1,548,100	1,548,100
Financial liabilities:
Deposits	$342,074,140	$344,356,947	$349,809,791	$352,375,680
Federal funds purchased	—	—	6,258,000	6,258,000
U.S. Treasury demand note	995,860	995,860	1,982,486	1,982,486
FHLB advances	5,000,000	5,186,070	17,000,000	17,277,801
Accrued interest payable	1,687,087	1,687,087	1,845,240	1,845,240

Bank premises and equipment, customer relationships, deposit base, and other information needed to compute the Company’s aggregate fair value are not included in the table above. Accordingly, the fair values above are not intended to represent the underlying market value of the Company.

5.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 19, 2009, which is the date the consolidated financial statements were issued.

Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Plan”), which was shareholder-approved in June 2007, permits the grant of stock options to employees covering up to 150,000 shares of common stock. Options granted will generally have an exercise price equal to the fair market value of the Company’s stock on the grant date and vest 25% per year over four consecutive years of service; a year of service is defined as the twelve months following the date of grant. These options have ten-year contractual terms and expire if not exercised. On July 21, 2009, the Company granted options to purchase 41,750 shares at an exercise price of $11.00, bringing total options issued under the Plan to 83,750. The prior grant of 42,000 shares, at an exercise price of $19.50, was made on July 21, 2008. The Company believes that such awards better align the interests of employees with those of shareholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2008 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 19 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled Critical Accounting Policies and Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation, with assets exceeding $407,322,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary established in 1889, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $407,322,669 at June 30, 2009, down $27,663,880 or 6.36% from year-end 2008. A 26.84% decline in investment securities was the primary factor in the six-month results. Specifically, investment securities declined $30,997,857; net loans grew $2,877,639, while federal funds sold increased $2,750,000. A $26,980,277 reduction in deposits and other funding liabilities, particularly FHLB advances and federal funds purchased, precipitated the asset drop. Loans comprised approximately 75%, investment securities, 23%, bank-owned life insurance, 1%, and federal funds sold, less than 1%, of earning assets at June 30, 2009 versus 70%, 29%, 1%, and 0%, at December 31, 2008. Overall, earning assets approximated 91% of total assets at June 30, 2009. During the year-earlier period, total assets increased $2,388,957 or 0.55%. The 2008 asset growth was concentrated in investment securities and the loan portfolio. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

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

Overall, investment securities declined $30,997,857 or 26.84% since December 31, 2008. No securities were purchased during the six-month period as management sought to reduce holdings of corporate securities and improve the Company’s overall liquidity position. Proceeds from sales of securities totaled $13,417,091 during the six-month period. Approximately $9,225,240 or 69% of the year-to-date sales occurred in the corporate sector, 18% in the U.S. Government agency and U.S. Government-sponsored agency sector combined, and 13% in the municipal sector. Gross realized gains on these sales were $282,572, and gross realized losses, $84,701. The $84,701 gross realized loss was recognized on a single corporate holding. The remaining redemptions were largely attributable to various issuers’ exercise of call options and other prepayments in the normal course of business and also to the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. At June 30, 2009, residential mortgage-backed securities, municipals, and corporates comprised 26%, 30%, and 14% of the portfolio. Overall, securities comprised 23% of earning assets at June 30, 2009, down 600 basis points from year-end 2008. The portfolio yield approximated 5.36% during the first six months of 2009 versus 5.32% in 2008. Yields are expected to decline during the third quarter due largely to the corporate sales discussed above; these corporate securities had higher yields than many of the other holdings in the portfolio.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 56.46% of the carrying value of debt securities being backed by U.S. Government agencies or U.S. Government-sponsored agencies at June 30, 2009. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $21,334,961 residential mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) at June 30, 2009. Residential mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. In September 2008, the U.S. Government placed FNMA and FHLMC under regulatory conservatorship, easing credit concerns about these two entities. Besides FNMA and FHLMC, the Company also owned Ginnie Mae residential mortgage securities with a carrying value of $483,132 at June 30, 2009. U.S. Government agency holdings comprised U.S. Small Business Administration obligations, and U.S. Government-sponsored agency holdings comprised FHLB, FHLMC, and Federal Farm Credit Bank obligations at June 30, 2009. Recently, credit concern surrounding the FHLB system has been widespread. The FHLB obligations owned by the Company carry the highest rating available from Moody’s and Standard and Poor’s. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock, which totaled $1,313,800 at June 30, 2009, is included in other assets and recorded at cost.

As noted earlier, the Company sold corporate securities totaling $9,225,240 during the first six months of 2009, reducing these holdings 42%. At June 30, 2009 and also, year-end 2008, the entire corporate portfolio comprised issues of banks and bank holding companies domiciled in the southeastern United States. These corporate debt obligations were all rated “B+” or higher by at least one nationally recognized rating agency at June 30, 2009 except for three non-rated trust preferred securities with an aggregate carrying value of $2,852,250 and unrealized loss of $640,123. The $3,926,471 net unrealized loss on the total corporate portfolio, up $1,011,441 from year-end 2008 and including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues currently affecting the banking industry. Except for eleven non-rated Georgia municipals and one non-rated Florida municipal, all securities in the municipal portfolio were rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At June 30, 2009, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired; however, these conclusions could change, particularly if the economic crisis facing the banking industry does not abate. Management did not recognize any securities as other-than-temporarily impaired during the first six months of 2009.

The weighted average life of the portfolio approximated 3.5 years at June 30, 2009; management does not expect any extension in duration during 2009. The amortized cost and estimated fair value of investment securities, all available-for-sale, are delineated in the table below:

Investment Securities by Category June 30, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
U.S. Government agency securities[1]	$4,593	$117	$—	$4,710
U.S. Government-sponsored agency securities[1]	20,687	522	39	21,170
Agency residential mortgage-backed securities	21,322	497	1	21,818
Obligations of states and political subdivisions	25,138	386	208	25,316
Corporate debt obligations	15,394	—	3,926	11,468

Total investment securities	$87,134	$1,522	$4,174	$84,482

[1]	Includes agency discount notes with original maturities of three months or less, as applicable.

At June 30, 2009, the market value of the investment portfolio reflected $2,652,607 in net unrealized losses, mostly in the corporate portfolio. Management is optimistic these market values will eventually recover as issues facing banks and their affiliates are fully addressed. Initiatives recently enacted by the Treasury Department, including various capital and other programs, are positive developments for these corporate holdings; nonetheless, ratings downgrades and additional losses have occurred and may continue. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis.

The Company did not have a concentration in the obligations of any issuer at June 30, 2009 other than U.S. Government agencies, U.S. Government-sponsored agencies, and certain corporate holdings. At June 30, 2009, the Company held $8,636,410 in corporate securities issued by three separate regional bank holding companies; these holdings comprised 10.22% of the total securities portfolio and 75.31% of the corporate portfolio. Refer to Note 2 for additional disclosures on investment securities.

Loans

Loans, net of unearned income, grew 1.55% or $4,348,652 since year-end 2008. The net loans to deposit ratio aggregated 83.05% at June 30, 2009 versus 79.97% at December 31, 2008, and 74.23% a year ago. Balances in the commercial portfolio posted the largest growth, increasing $5,090,374 or 5.28% year-to-date. Nonfarm real estate and commercial/industrial within the commercial portfolio grew $5,638,873 and $634,476 respectively, while governmental, agricultural and other loans fell $584,098, $222,211, and $376,666. The real estate – residential mortgage portfolio also grew, increasing 4.78% or $2,255,696 at June 30, 2009 compared to December 31, 2008. Real estate – construction balances, predominantly residential in nature and concentrated in the Company’s coastal markets, declined $2,099,697 or 1.73%. Most of the loans in the real estate – construction portfolio are preparatory to customers’ attainment of permanent financing or developer’s sale and typically, are short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Due to the current slowdown in real estate activity, overall duration of these particular loans has increased in the last year and is expected to increase further throughout 2009. Not surprisingly and as further discussed in the next subsection of this Analysis, the recent escalation in nonperforming assets is largely attributable to these land holding and development loans. Other than existing commitments, the Company is originating new land holding and development loans only to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The Company has been revamping its mortgage origination department and has begun originating, holding, and servicing such mortgage loans in-house on a limited scale; at June 30, 2009, the four loans originated under this program had an aggregate carrying value of $1,253,163. Originations under this program are expected to increase moderately during 2009 and beyond. Consumer loans declined $908,018 at June 30, 2009 compared to year-end 2008; these loans comprised 4.95% of the total portfolio at June 30, 2009.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or even decline the remainder of 2009. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to increase given the Company’s significant real estate portfolio. During the same period in 2008, net loans grew 0.83% or $2,238,095. The commercial portfolio posted the largest growth during this period, increasing $4,160,484 or 4.68%; this growth was somewhat offset by declines in other loan categories. Loans outstanding are presented by type in the table below:

Loans by Category	June 30, 2009	December 31, 2008	June 30, 2008
(In thousands)
Commercial, financial, and agricultural[1]	$101,582	$96,492	$93,005
Real estate – construction	119,095	121,194	119,813
Real estate – residential mortgage[2]	49,494	47,239	42,845
Consumer, including credit cards	14,053	14,961	16,182

Loans, gross	284,224	279,886	271,845
Unearned income	119	129	130

Loans, net	$284,105	$279,757	$271,715

[1]	Includes obligations of states and political subdivisions.

[2]	Typically have final maturities of 15 years or less. In the third quarter of 2008, the Company began originating, holding, and servicing longer-term mortgage loans in-house on a limited scale.

Many commercial and real estate credits with floating rates reached their contractual floors in late 2008 and the first six months of 2009. Additionally, new originations and renewals, particularly in the last nine months, have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $125,000,000 at June 30, 2009 compared to $77,000,000 at December 31, 2008 and less than $15,000,000 at June 30, 2008. In 2009, management has shortened maturity options on commercial credits, a move that should mitigate the Company’s interest sensitivity position when prime adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2009, approximately 83.21% of the loan portfolio was comprised of loans with real estate as the primary collateral, including lots for new construction. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of northeast Florida and particularly, southeast Georgia. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $40,685,000 at June 30, 2009; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessed assets. Nonperforming assets continued to trend upward year-to-date, increasing $5,876,982 or 57.93% to $16,022,343 at June 30, 2009 from year-end 2008 and increasing $13,798,575 from June 30, 2008. As a percent of total assets, nonperforming assets totaled 3.93% at June 30, 2009 versus 2.33% at year-end 2008 and 0.51% at June 30, 2008. Nonaccrual loans comprised $10,534,681 or 65.75% of nonperforming asset balances at June 30, 2009. The transfers of five large relationships totaling $4,386,000 to nonaccrual status, as discussed further below, and a $151,000 net increase in an existing nonaccrual loan were the major factors in the nonaccrual loans increase year-to-date. A $177,000 advance, offset by a subsequent $26,000 payment, would not customarily be made once a loan has been placed on nonaccrual status. To explain, during 2008, a $643,000 participation loan secured by an office building in north Georgia was placed on nonaccrual status. In February 2009, the Company successfully negotiated the purchase of the FDIC’s interest in the north Georgia participation, bringing its recorded investment in this credit to approximately $820,000. The Georgia Department of Banking and Finance and the FDIC had closed the lead bank, the only other participant in the loan, in November 2008. Although this credit is expected to remain outstanding in the near term, no charge-off is expected. The Company does not have other purchased participation loans on its books. Individual concentrations within nonaccrual balances include the aforementioned $4,386,000 loans, specifically: 1) Two separate relationships secured primarily by residential lots in the same coastal subdivision – one for $1,982,000 and the other for $1,400,000; 2) a $480,000 development loan on residential lots in rural north-central Florida; 3) a $257,000 relationship secured by raw land in southeast Georgia, which is currently in process of foreclosure; and 4) a $267,000 commercial real estate and equipment relationship associated with a restaurant, increased $402,000 by additional nonaccrual credits subsequent to June 30, 2009. Other large relationships within nonaccrual loans, most of which became nonaccrual subsequent to June 30, 2008, included: 1) a $1,974,000 construction/lot loan on a private island with planned development, 2) a $458,000 residential real estate loan secured by waterfront property, 3) a separate $260,000 lot/development loan secured by different waterfront property; 4) a $156,000 relationship secured by assorted real estate and equipment, reduced by a $100,000 foreclosure in May 2009, 5) a $360,000 residential real estate loan in a north Florida beachfront community, and 6) a $262,000 residential real estate loan secured by a junior lien. The next largest relationship within nonaccrual loans at June 30, 2009 approximated $112,000. Cumulative charge-offs recognized on the twelve loans discussed above totaled $560,266 in 2009 year-to-date and $756,690 life-to-date. Nonaccrual balances did not include any industry concentrations other than real estate at June 30, 2009. Additionally, except for the $360,000 and $480,000 credits discussed above, the collateral underlying the large nonaccrual balances at June 30, 2009 was located in Georgia. Management continues to evaluate collateral underlying nonaccrual loans but based on appraisal and similar information currently available, does not expect any other significant losses on these balances above the $837,000 specifically reserved; nonetheless, management realizes valuation estimates can change. Unless collected, higher nonaccrual balances adversely affect interest income versus nonperforming loans. No material credits have been placed on nonaccrual status subsequent to June 30, 2009 except the $402,000 balance discussed above. For criteria used by management in classifying loans as nonaccrual, refer to the subsection entitled Policy Note.

The troubled debt restructured (“TDR”) balance of $1,610,543 at June 30, 2009 comprised seven loans averaging $230,078 for which payment concessions were granted. The vast majority, or 69%, of the TDR balance was real estate-secured. The specific allowance allocated to these credits approximated $160,000 at June 30, 2009. The TDR balance is projected to increase the next 6 – 18 months as various credits are reworked to boost payment capabilities.

The allowance for loan losses approximated 0.53X the nonperforming loans balance at June 30, 2009 versus 0.69X at year-end 2008 and 2.47X a year ago. Management expects overall credit conditions and the performance of the loan portfolio to continue deteriorating in the near term, resulting in additional charge-offs and more provisioning.

Foreclosures, sales, and subsequent devaluations within foreclosed real estate balances totaled $1,011,251, $57,642, and $96,828 during the first half of 2009. Charge-offs recognized on the underlying credits prior to foreclosure approximated $83,000. The largest relationships foreclosed during 2009 to-date were one borrower’s residential lots and commercial building with an aggregate value of $718,000 and a separate borrower’s home under construction valued at $100,000, with estimated finishing costs of $30,000. The $96,828 devaluation pertained to three residential lots acquired from a single owner in 2008. Foreclosed real estate balances included six material credits aggregating $3,643,000 at June 30, 2009; individual values ranged from $100,000 - $1,460,000. Charge-offs recognized on these larger properties prior to foreclosure approximated $283,000 - namely, $277,000 recorded in the third and fourth quarters of 2008 and $49,000 in 2009 year-to-date. During the first half of 2009, a $190,000 recovery resulting from a deficiency suit was recorded on the largest of the six credits. The $96,828 devaluation discussed above also pertained to a large credit. Although these and other properties continue to be marketed aggressively, management expects to incur carrying costs for at least one year. Any additional devaluation will be charged to operations. Foreclosed real estate balances primarily comprised residential and commercial lots at June 30, 2009; all holdings were located in Georgia. The Company’s foreclosed real estate holdings can be viewed via a link from its website at www.southeasternbank.com. No significant activity occurred within other repossessed assets during 2009 year-to-date.

Loans past due 90 days or more and still accruing totaled $149,306, or less than 1% of net loans, at June 30, 2009. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	June 30, 2009	December 31, 2008	June 30, 2008
(In thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$1,406	$1,232	$417
Real estate – construction	7,194	3,594	461
Real estate – mortgage	1,663	1,595	786
Consumer, including credit cards	272	241	239

Total nonaccrual loans	10,535	$6,662	1,903
Restructured loans[1]	1,611	468	—

Total nonperforming loans	12,146	$7,130	1,903
Foreclosed real estate[2]	3,862	3,005	310
Other repossessed assets	15	10	11

Total nonperforming assets	$16,023	$10,145	$2,224

Accruing loans past due 90 days or more	$149	$135	$233

Ratios:
Nonperforming loans to net loans	4.28%	2.55%	0.70%

Nonperforming assets to net loans plus foreclosed/repossessed assets	5.56%	3.59%	0.82%

[1]	Does not include restructured loans that yield a market rate or loans reported as nonaccrual.

[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30-89 days comprised 1.09% of net loans at June 30, 2009, totaling $3,096,868. Approximately 81% of these past due loans were secured by real estate, predominantly 1 – 4 family residential properties with first liens and raw land. Five relationships, mostly real estate-secured and averaging $198,970 each, comprised $994,852 or 32% of these past due balances.

Accruing loans classified as individually impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15,” which included the $1,610,543 TDR balance, approximated $16,105,000 at June 30, 2009. The non-restructured balance of $14,493,997 pertained to five separate borrowers whose loan repayment was expected to come foremost from commercial or residential real estate development or lot loan sales of the underlying collateral. Due to lagging sales and lingering distress in the real estate market, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario - liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these five classified credits approximated $1,468,000 at June 30, 2009. The $1,468,000 assumes a loss if the underlying real estate required liquidation currently. Management fully expects additional relationships to be identified as impaired under SFAS No. 114 the remainder of 2009, necessitating specific allowances for the underlying loans.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The six-month provision for loan losses at June 30, 2009 totaled $2,190,000, and net charge-offs, $718,987. The comparable provision and charge-off amounts at June 30, 2008 were $231,000 and $33,058. Deterioration in the real estate portfolio, particularly land holding and development loans, was the overriding factor in the 2009 provision; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 0.51% of average loans at June 30, 2009, up from 0.02% at June 30, 2008 and a net recovery position in 2007. Charge-offs on the large nonaccrual loans discussed earlier comprised $560,266 or 78% of total charge-offs at June 30, 2009. Independently, the $190,000 recovery noted in the Nonperforming Assets section comprised 71% of total recoveries year-to-date. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table on the next page.

Allowance for Loan Losses Six Months Ended June 30,	2009	2008	2007
(Dollars in thousands)
Allowance for loan losses at beginning of year	$4,929	$4,510	$4,240
Provision for loan losses	2,190	231	135
Charge-offs:
Commercial, financial, and agricultural	167	4	17
Real estate – construction	644	9	15
Real estate – mortgage	43	15	—
Consumer, including credit cards	134	73	107

Total charge-offs	988	101	139

Recoveries:
Commercial, financial, and agricultural	23	10	58
Real estate – construction	196	—	—
Real estate – mortgage	4	4	20
Consumer, including credit cards	46	54	63

Total recoveries	269	68	141

Net charge-offs	719	33	(2)

Allowance for loan losses at end of period	$6,400	$4,708	$4,377

Net loans outstanding[1] at end of period	$284,105	$271,715	$274,655

Average net loans outstanding[1] at end of period	$282,022	$264,401	$265,460

Ratios:
Allowance to net loans	2.25%	1.73%	1.59%

Net charge-offs to average loans[2]	0.51%	0.02%	0.00%

Provision to average loans[2]	1.57%	0.17%	0.10%

Recoveries to total charge-offs	27.23%	67.33%	101.44%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses monthly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at June 30, 2009 but expects further provisioning throughout 2009.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of June 30, 2009.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a relatively large, stable deposit base and secured advances from the FHLB. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At June 30, 2009, loans1 and investment securities with carrying values exceeding $161,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 80% of the funding base at June 30, 2009, virtually unchanged from year-end 2008 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $5,995,860 at June 30, 2009, down $19,244,626 or 76.24% from December 31, 2008. As discussed earlier, the Company sold investment securities year-to-date largely to improve its overall liquidity position, which included repayment of borrowed funds. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at June 30, 2009 totaled $3,000,000, of which $995,860 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $35,000,000. The Company’s correspondent banks have been affected by the current economic crisis to varying degrees. Because of regulatory constraints or concerns about the banking industry and the overall economy, the Company’s correspondents may be unwilling or unable to extend credit to other banks, including SEB, when needed or may require collateral; accordingly, the Company’s actual access to these lines may be less than $35,000,000 although the Company has no present intention of fully advancing these lines. To-date, the Company’s lines have not been modified or withdrawn by its correspondents or successors. In April 2009, Silverton Bank (“Silverton”), one of the Company’s correspondents, was closed by the FDIC. The Company did not own any Silverton securities, including equity securities or trust preferred securities, when it failed; exposure was limited to one fully insured correspondent account. A bridge bank was created by regulators to handle correspondent functions of Silverton. This bridge bank continued to operate business as usual through July 29, 2009. The Company is currently exploring additional relationships to replace the $13,000,000 Silverton line.

Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at June 30, 2009, unused borrowings, which are subject to collateral requirements, approximated $59,961,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits dropped $7,735,651 or 2.21% since year-end 2008. Interest-bearing deposits fell $8,677,870 or 2.95%, while noninterest-bearing deposits grew $942,219. Within interest-bearing deposits, NOW balances fell $1,765,909; savings balances, $8,797,938; and time certificates, $2,119,980. Money market balances grew $4,005,957. The majority, or 96%, of the growth in money market balances resulted from seasonal variation in local government balances. Time certificate balances of $100,000 or more declined $2,423,764 in the first six months and represented 48.95% of certificate totals at June 30, 2009. Lower balance certificate totals grew $303,784 or 0.45% since December 31, 2008. The Company has focused certificate pricing on customers who also have non-certificate deposit and/or loan balances. Funding costs associated with deposits declined 31.01% overall at June 30, 2009 versus June 30, 2008 due to reductions in cost of funds; see the Results of Operations section of this Analysis for more details. No single factor precipitated the increase in noninterest-bearing deposits; these balances tend to be somewhat cyclical. To provide reassurance to customers, the Company is participating in the FDIC Temporary Liquidity Guarantee Program that provides full deposit insurance for noninterest-bearing transaction accounts, regardless of dollar amount and including NOW accounts with rates of 0.50% or less, until December 31, 2009. The Company will incur a 10 basis points surcharge, currently estimated to cost less than $5,000 per year, on its deposit insurance for accounts not otherwise covered by the existing deposit insurance limit of $250,000. Overall, interest-bearing deposits comprised 83.46%, and noninterest-bearing deposits, 16.54%, of total deposits at June 30, 2009. Approximately 82% of June 30, 2009 deposits were based in Georgia and the residual 18% in Florida. The distribution of interest-bearing balances at June 30, 2009 and certain comparable quarter-end dates is shown in the table below:

	June 30, 2009		December 31, 2008		June 30, 2008
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$97,400	34.12%	$95,160	32.35%	$114,608	38.02%
Savings	56,369	19.74%	65,166	22.15%	60,477	20.06%
Time certificates < $100,000	67,246	23.55%	66,942	22.76%	68,336	22.67%
Time certificates >= $100,000	64,489	22.59%	66,913	22.74%	58,007	19.25%

Total interest-bearing deposits	$285,504	100.00%	$294,181	100.00%	$301,428	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $15,000,000 and $27,477,000 of the overall deposit base at June 30, 2009 and December 31, 2008. The Company had no brokered deposits at June 30, 2009 or December 31, 2008.

Approximately 87% of time certificates at June 30, 2009 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at June 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at June 30, 2009, down $12,000,000 from year-end 2008. The $5,000,000 advance, which was also outstanding throughout 2008, matures March 17, 2010 and accrues interest at an effective rate of 6.00%, payable quarterly. This advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on this one advance approximated $148,000 and on all advances, $182,000. In July 2009, two advances totaling $2,500,000 each were funded. The first advance, with a fixed rate of 2.35%, matures July 30, 2012; the second advance, with a 2.89% rate, matures July 29, 2013. The new advances provide longer-term liquidity at attractive rates. Year-to-date, total advances averaged $11,464,696. A blanket lien on the Company’s qualifying residential and commercial real estate loans with a lendable value of $23,109,000 secured the outstanding advances at June 30, 2009.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at June 30, 2009.

	Repricing Within				Total
Interest Rate Sensitivity June 30, 2009	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years
(Dollars in thousands)
Interest Rate Sensitive Assets
Federal funds sold	$2,750	$—	$—	$—	$2,750
Securities[1]	2,980	3,896	49,786	30,472	87,134
Loans, gross[2]	81,675	92,242	92,199	7,573	273,689
Other assets[3]	1,326	—	—	—	1,326

Total interest rate sensitive assets	88,731	96,138	141,985	38,045	364,899

Interest Rate Sensitive Liabilities
Deposits[4]	194,561	73,271	17,622	50	285,504
U.S. Treasury demand note	996	—	—	—	996
Federal Home Loan Bank advances	—	5,000	—	—	5,000

Total interest rate sensitive liabilities	195,557	78,271	17,622	50	291,500

Interest rate sensitivity gap	$(106,826)	$17,867	$124,363	$37,995	$73,399

Cumulative gap	$(106,826)	$(88,959)	$35,404	$73,399

Ratio of cumulative gap to total rate sensitive assets	(29.28)%	(24.38)%	9.70%	20.11%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	45.37%	67.51%	112.15%	125.18%

Cumulative gap at December 31, 2008	$(91,279)	$(106,911)	$16,583	$72,471

Cumulative gap at June 30, 2008	$(35,052)	$(71,291)	$26,622	$84,910

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

As shown in the preceding table, the Company’s cumulative gap position remained negative through the short-term repricing intervals at June 30, 2009, totaling $(106,826,000) at three months and $(88,959,000) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at June 30, 2009 totaled $(32,361,000) at three months and $(14,494,000) at twelve months, effectively reflecting the Company’s liability sensitive position. The cumulative three-month gap position widened 17.03% at June 30, 2009 versus December 31, 2008; the one-year gap narrowed 16.79%. One year ago, the Company’s gap position was effectively asset sensitive. Loans that reached or were priced with a contractual floor were the primary factor in the sensitivity shift since June 30, 2008. At June 30, 2009, adjustable rate loans that had reached a contractual floor approximated $125,000,000; at June 30, 2008, such loans totaled less than $15,000,000 and at December 31, 2008, such loans approximated $77,000,000. For more details on these particular loans, refer to the Financial Condition section of this Analysis. Other than seasonal variations, mainly in deposit balances, no significant changes are anticipated in the gap position during the remainder of 2009. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 300 basis points rise in rates over the next twelve months would increase net interest income approximately 11%; a gradual 300 basis points decline in rates would reduce net interest income approximately 7%. An immediate downward shock of 200 basis points would adversely impact net interest income approximately 11% over the next year; a similar upward shock would increase net interest income approximately 15%. Limitations inherent with simulation modeling include: a) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); and b) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast.

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

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At June 30, 2009, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 18.01%, 19.85%, and 13.98%. On a stand-alone basis, SEB’s same ratios totaled 16.41%, 17.67%, and 12.74%. Regulators have expressed the need for increased capital requirements for bank holding companies and their subsidiaries; management expects minimum required capital levels will rise in the future.

In October 2008, the Treasury Department announced a Capital Program to provide capital and restore confidence in banks and their holding companies. Under the Capital Program, the Treasury injects capital directly into approved bank holding companies by buying senior preferred shares totaling 1% – 3% of risk-weighted assets. Dividends on the preferred shares accrue at a 5% rate annually the first five years and 9% thereafter until redeemed. In exchange for the capital injection, the Treasury receives warrants equal to 15% of its investment. Although the Company is confident it would have qualified for the initial Capital Program due to its strong financial condition, the Company did not apply simply because its capital levels were already strong and able to withstand substantial declines before reaching minimum or even “capital adequate” levels by regulatory standards. Additionally, the Company is able to take advantage of market opportunities presented by the current crisis without the Treasury injection. In May 2009, the Treasury Department announced it would re-open the application window for banks with total assets under $500 million; again, the Company did not participate. However, as discussed below, the Company has cut its dividends and re-evaluated its stock buyback program in order to preserve capital during the current economic cycle. The Company is committed to maintaining its well-capitalized status.

Capital ratios for the most recent periods are presented in the table below:

Capital Ratios	June 30, 2009	December 31, 2008	June 30, 2008
(Dollars in thousands)
Tier 1 capital:
Total shareholders’ equity	$56,503	$57,184	$57,290
Accumulated other comprehensive loss	1,750	1,075	1,078
Intangible assets and other adjustments	(104)	(133)	(419)

Total Tier 1 capital	58,149	58,126	57,949

Tier 2 capital:
Portion of allowance for loan losses	4,066	4,184	4,105

Total Tier 2 capital	4,066	4,184	4,105

Total risk-based capital	$62,215	$62,310	$62,054

Risk-weighted assets	$322,908	$333,965	$327,811

Risk-based ratios:
Tier 1 capital	18.01%	17.40%	17.68%

Total risk-based capital	19.27%	18.66%	18.93%

Tier 1 leverage ratio	13.98%	13.61%	13.28%

Shareholders’ equity to assets	13.87%	13.15%	13.27%

Book value per share declined $0.11 or 0.63% during the first six months of 2009 to $17.89 at June 30, 2009. Dividends declared totaled $0.17, down 32% or $0.08 from 2008. The dividend reduction reflects management’s proactive management of capital through a period of economic uncertainty and earnings pressure in the financial industry. The dividend reduction strengthens the Company’s overall balance sheet by retaining not only capital but also cash. Not surprisingly, regulators are encouraging financial companies to set dividend payouts with the current economic crisis in mind. On August 12, 2009, the Board approved a third quarter dividend totaling $0.065 per share. For more specifics on the Company’s dividend policy, refer to the subsection immediately following.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. From 2000 - 2008, the Company repurchased 404,466 shares on the open market and through private transactions at an average price of $20.64 per share. During the first quarter of 2009, the Company purchased an additional 18,000 shares at an aggregate purchase price of $226,086 or $12.56 per share; the treasury purchase is expected to create additional value for shareholders long-term. The remaining consideration available for additional purchases, at prices to be determined in the future, is $6,423,882. Any additional acquisition of shares will be dictated by market conditions and capital considerations. There is no expiration date for the treasury authorization.

Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, declined $675,511 at June 30, 2009 compared to year-end 2008 due mainly to market losses on corporate holdings. Further details on corporate and other investment securities and their associated fair values are contained in the Financial Condition section of this Analysis.

On July 21, 2009, the Company granted various employees options to purchase 41,750 shares at an exercise price of $11.00, bringing total options issued under the Stock Option Plan to 83,750. Options granted generally have an exercise price equal to the fair market value of the Company’s stock on the grant date and vest 25% per year over four consecutive years of service; a year of service is defined as the twelve months following the date of grant. The options have ten-year contractual terms and expire if not exercised. Refer to Note 5 for more details.

See the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its bank subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from SEB. In turn, the Company uses regular dividends paid by SEB in order to pay dividends to its own shareholders. Unless an exception is granted, state banking regulations limit the amount of dividends SEB may pay to 50% of prior year earnings. Cash dividends available from SEB for payment in 2009 without approval approximate $2,053,000, a 35% drop from 2008 levels. Through June 30, SEB had paid 39%, or $800,000, of the available dividends for 2009. The Company does not expect to withdraw the entire amount available in 2009.

Results of Operations

Net income for the second quarter declined $1,169,893 or 91.82% to $104,223 at June 30, 2009 from $1,274,116 at June 30, 2008. On a per share basis, quarterly earnings totaled $0.03 at June 30, 2009, down $0.37 from $0.40 at June 30, 2008. The major sources of this quarter-to-date decline in net income, compared to the same period at June 30, 2008, include a $488,669 decline in net interest income and a $1,130,000 increase in loan loss provision offset by a $616,186 decline in income tax expense. The root causes of the variances in quarter-to-date numbers coincide with the same factors that are discussed below for the year-to-date results.

Net income for the first half declined $1,741,049 or 70.11% to $742,095 at June 30, 2009 from $2,483,144 at June 30, 2008. On a per share basis, year-to-date earnings totaled $0.23 at June 30, 2009, down $0.55 from $0.78 at June 30, 2008. The return on beginning equity for the six-month period totaled 2.60% at June 30, 2009, down substantially from 8.76% at June 30, 2008. Major variances in the year-to-date results included:

•	$936,368 reduction in net interest income due to comparative asset sensitivity and margin compression;

•	$1,959,000 increase in the provision for loan losses to address loan quality issues;

•	$197,871 net gain on sales of investment securities available-for-sale in the first half of 2009 versus $0 in the first half of 2008; and

•	$958,741 reduction in income tax expense.

Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Due to comparative asset sensitivity and margin compression, net interest income declined $936,368 or 10.90% during the first half of 2009 compared to 2008. Simply put, asset sensitivity means earnings on loans and other assets generally decline quicker than expenses on deposits and other liabilities when rates drop. Rate movements promulgated by the Federal Reserve during the last 18 months, whose full impact is still being felt from a comparative perspective, were particularly rapid and aggressive as the Federal Reserve sought to address the current economic crisis: Prime dropped from 7.25% at December 31, 2007 and settled at 5.00% April 30, 2008 before falling thrice more in the fourth quarter of 2008 – to 4.50% on October 8, 4.00% October 30, and 3.25% December 16. Loans tied to prime and other variable indexes reprice instantaneously in a down rate environment, and securities with call or other prepayment features are normally redeemed prior to stated maturity and replaced at lower rates. Management cut deposit rates multiple times in 2008 and 2009 to-date although competitive and other factors preclude simultaneous and proportionate declines in these rates. Reducing cost of funds in the current economic cycle has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher and lowered margins and spreads for competitor banks attempting to maintain market share. Although many variable rate loans have reached a contractual floor, reducing asset sensitivity, asset rates remain exceedingly low and deposit costs high on a relative basis. Net interest income and resultant margins and spreads are projected to decline further in 2009 due to a) yield reductions on a year-over-year basis, particularly on prime-based loans and investment securities with optionality; b) overall lower average balances on loans and also, investment securities due to sales; and c) increases in nonperforming assets, particularly nonaccrual loans and foreclosed other real estate. As discussed earlier, unless collected, nonaccrual balances adversely affect interest income two ways - interest reversals and nonearning status. To recap, the net interest margin approximated 4.13% at June 30, 2009 versus 4.57% a year ago; the interest rate spread, 3.66% versus 3.94%. Interest earnings on loans, federal funds sold, investment securities, and other earning assets fell $1,559,926, $86,567, $562,864, and $24,994, respectively, from same period results in 2008. Significant declines in asset yields precipitated the 2009 results. Asset yields averaged 5.72% at June 30, 2009, down 109 basis points from 6.81% in 2008; see the interest differential table on the next page for more details on changes in interest income attributable to volume and rates at June 30, 2009 versus 2008. Interest expense on deposits and other borrowed funds declined $1,297,983 or 29.63% during the first six months of 2009 versus 2008. Cost of funds dropped 81 basis points from 2008 levels, totaling 2.06% at June 30, 2009 versus 2.87% at June 30, 2008. The reduced funding costs resulted from lower rates on all interest-bearing liabilities, including deposits, at June 30, 2009 compared to 2008. Although interest expense on time certificates declined 22.36% at June 30, 2009 compared to 2008, higher average balances, competitive pressure, and the aforementioned lag effect have constrained desired rate reductions in this product. Additionally, the Company increased its average advances with the FHLB in 2009 year-to-date. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit/funding fluctuations and the Company’s asset/liability sensitivity position.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2009			2008
Average Balances[6] Six Months Ended June 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net[1,2,4]	$282,022	$8,374	5.94%	$264,401	$9,926	7.55%
Federal funds sold	3,141	3	0.19%	7,002	90	2.58%
Taxable investment securities[3]	74,692	1,845	4.94%	94,637	2,329	4.95%
Tax-exempt investment securities[3,4]	24,307	810	6.66%	27,563	922	6.73%
Other interest-earning assets	1,419	5	0.71%	1,026	30	5.88%

Total interest-earning assets	$385,315	$11,037	5.72%	$394,629	$13,297	6.81%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$92,708	$396	0.86%	$113,653	$931	1.65%
Savings	63,322	216	0.69%	62,525	324	1.04%
Time certificates	131,616	2,278	3.49%	124,801	2,934	4.73%
Federal funds purchased	2,338	11	0.95%	1,984	35	3.55%
U.S. Treasury demand note	605	—	—	643	7	2.19%
Federal Home Loan Bank advances	11,465	182	3.20%	5,000	150	6.03%

Total interest-bearing liabilities	$302,054	$3,083	2.06%	$308,606	$4,381	2.87%

Excess of interest-earning assets over interest-bearing liabilities	$83,527			$86,023

Interest rate spread			3.66%			3.94%

Net interest income		$7,954			$8,916

Net interest margin			4.13%			4.57%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.

[2]	Includes loan fees and late charges.

[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.

[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.

[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2009 and 2008. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1]	2009 Compared to 2008 Increase (Decrease) Due to
Six Months Ended June 30,	Volume	Rate	Net
(In thousands)
Interest income
Loans[2,3]	$628	$(2,180)	$(1,552)
Federal funds sold	(32)	(55)	(87)
Taxable investment securities	(493)	9	(484)
Tax-exempt investment securities[3]	(109)	(3)	(112)
Other interest-earning assets	8	(33)	(25)

Total interest income	2	(2,262)	(2,260)

Interest expense
Interest-bearing demand deposits[4]	(149)	(386)	(535)
Savings	4	(112)	(108)
Time certificates	153	(809)	(656)
Federal funds purchased	5	(29)	(24)
U.S. Treasury demand note	—	(7)	(7)
Federal Home Loan Bank advances	127	(95)	32

Total interest expense	140	(1,438)	(1,298)

Net change in net interest income	$(138)	$(824)	$(962)

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

Noninterest Income and Expense

Noninterest income increased $114,090 or 5.31% during the first six months of 2009 compared to 2008. Key elements in the year-to-date results included:

a)	Net gains on sales of investment securities available-for-sale: The Company recognized a net gain of $197,871 on the sale of various securities, including corporate debt obligations, totaling $13,417,091 in the first half of 2009. These securities were sold to reduce certain sector concentrations and provide liquidity. No securities were sold during the first six months of 2008. The Financial Condition section of this Analysis contains additional details on securities transactions.

b)	Service charges on deposit accounts: Service charges on deposit accounts declined a slight $41,009 or 2.94% at June 30, 2009 compared to 2008. Lower volume of NSF fees was the main factor in the 2009 decline.

c)

Other operating income: The other operating portion of noninterest income declined $42,772 at June 30, 2009 compared to 2008. A $39,085 decline in mortgage origination fees was the largest variable in the comparative results. By type and amount, the chief components of other operating income at June 30, 2009 were surcharge fees – ATM, $216,936; mortgage origination fees, $115,154; income on bank-owned life insurance, with a resultant yield above 7% on a federal taxable-equivalent basis, $122,240; income on sale of check products, $56,235; safe deposit box rentals, $48,431; and commissions on the sale of credit life insurance (separate from Raymond James affiliation), $51,148. Together, these six income items comprised 86.09% of other operating income at June 30, 2009. In 2008, these same income components comprised 81.78% of other operating income. The Company has been expanding and revamping its mortgage origination department and is optimistic these initiatives will increase fee production and cross-sell opportunities long-term.

Noninterest expense declined $81,488 in 2009 year-to-date. The chief factors impacting quarterly results comprised:

a)	Salaries and employee benefits: Personnel costs declined 9.01% or $374,516 year-to-date. Declines in officer salaries and incentive accruals accounted for virtually the entire variation. The 2009 drop in officer salaries resulted from open positions at various facilities; management expects to fill these vacancies eventually. Additionally, the Company has eliminated merit-based or other salary increases and bonuses for all employees, including officers, except in connection with a promotion. The vast majority, or 81%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at June 30, 2009. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 13% of employee expenses. Overall, the division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2009.

b)	Occupancy and equipment, net: When compared to the prior year, net occupancy and equipment expense fell $33,185 or 2.35% during the first six months of 2009 compared to 2008. Reductions in various equipment and other maintenance costs were primary variables. The estimated cost of the one renovation planned in 2009, which commenced during the second quarter, totals $60,000.

c)	Other operating expense: Other operating expenses increased $326,213 or 22.78% at June 30, 2009 compared to 2008. An $83,605 reduction in courier expense due to changes in interoffice deliveries and a $26,729 reduction in supplies expense somewhat offset a hefty $400,402 increase in FDIC assessment charges – comprising both regular and special assessments – and a $60,309 increase in disposition and other costs associated with foreclosed real estate and other assets. Besides FDIC expense, which approximated $420,000 in 2009 and $20,000 in 2008, and advertising expense, which approximated $152,000 in 2009 and $161,000 in 2008, no individual component of other operating expense aggregated or exceeded 10% of the total in 2009 or 2008.

As noted above, the FDIC has significantly increased regular assessment charges for deposit insurance coverage in 2009. The FDIC has also indicated that additional special assessment charges are probable the remainder of 2009. These assessment expenses will significantly impact the Company’s net income results in 2009 and beyond.

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

Recent Accounting Pronouncements

The provisions of recent pronouncements and the related impact on the Company’s consolidated financial statements, if any, are discussed in Note 2.

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

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of June 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (CEO”), Chief Financial Officer (“Treasurer”), and other members of management. The CEO and Treasurer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, and (ii) recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is likely to materially affect, such internal controls.

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

There were no material changes to the Company’s risk factors during the first half of 2009.

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

Date: August 19, 2009