Form 10-Q
period 2009-09-30
SOUTHEASTERN BANKING CORP
filed 2009-11-16
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 10, 2009, 3,138,531 shares of the registrant’s common stock, par value $1.25 per share, were outstanding.

Item I - Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$13,503,681	$16,387,348
Federal funds sold	9,600,000	—

Cash and cash equivalents	23,103,681	16,387,348

Investment securities:
Available-for-sale, at market value	79,356,950	85,253,669
Held-to-maturity; market value of approximately $30,300,000 at December 31, 2008	—	30,225,957

Total investment securities	79,356,950	115,479,626

Loans, gross	282,216,633	279,885,949
Unearned income	(112,423)	(129,254)
Allowance for loan losses	(6,299,680)	(4,929,177)

Loans, net	275,804,530	274,827,518

Premises and equipment, net	11,885,604	12,396,208
Bank-owned life insurance, at cash surrender value	5,438,973	5,254,600
Other real estate	6,094,021	3,630,338
Intangible assets	89,627	133,287
Other assets	7,142,081	6,877,624

Total Assets	$408,915,467	$434,986,549

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$55,798,715	$55,628,317
Interest-bearing demand, savings, and time deposits	282,799,433	294,181,474

Total deposits	338,598,148	349,809,791

Federal funds purchased	—	6,258,000
U. S. Treasury demand note	592,632	1,982,486
Federal Home Loan Bank advances	10,000,000	17,000,000
Other liabilities	2,586,534	2,752,729

Total liabilities	351,777,314	377,803,006

Shareholders’ Equity

Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,435,224	1,406,788
Retained earnings	60,997,249	60,726,000
Treasury stock, at cost	(8,803,031)	(8,350,032)
Accumulated other comprehensive loss	(967,285)	(1,075,209)

Total shareholders’ equity	57,138,153	57,183,543

Total Liabilities and Shareholders’ Equity	$408,915,467	$434,986,549

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,138,531	3,176,331
Treasury shares	442,266	404,466

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Income

(Unaudited)

Period Ended September 30,	Quarter		Nine Months
	2009	2008	2009	2008

Interest income:
Interest and fees on loans	$4,343,046	$4,644,852	$12,688,420	$14,550,152
Interest on federal funds sold	2,307	963	5,368	90,591
Interest on investment securities:
Taxable	733,096	1,184,930	2,578,279	3,513,853
Tax-exempt	236,878	283,658	778,075	903,979
Other interest income	5,255	7,906	9,913	37,558

Total interest income	5,320,582	6,122,309	16,060,055	19,096,133

Interest expense:
Interest on deposits	1,329,344	1,768,640	4,219,103	5,957,309
Interest on federal funds purchased	1,411	53,519	12,806	88,790
Interest on U. S. Treasury demand note	—	2,621	—	9,963
Interest on Federal Home Loan Bank advances	98,256	80,953	280,045	230,597

Total interest expense	1,429,011	1,905,733	4,511,954	6,286,659

Net interest income	3,891,571	4,216,576	11,548,101	12,809,474

Provision for loan losses	1,350,000	265,000	3,540,000	496,000

Net interest income after provision for loan losses	2,541,571	3,951,576	8,008,101	12,313,474

Noninterest income:
Service charges on deposit accounts	743,217	789,342	2,098,109	2,185,243
Net gains on sales of investment securities available-for-sale	2,155	19,125	200,026	19,125
Other operating income	336,937	365,491	1,045,678	1,117,004

Total noninterest income	1,082,309	1,173,958	3,343,813	3,321,372

Noninterest expense:
Salaries and employee benefits	1,842,964	2,026,275	5,625,139	6,182,966
Occupancy and equipment expense, net	683,268	787,163	2,059,852	2,196,932
Other operating expense	867,866	711,151	2,626,203	2,143,275

Total noninterest expense	3,394,098	3,524,589	10,311,194	10,523,173

Income before income tax (benefit) expense	229,782	1,600,945	1,040,720	5,111,673

Income tax (benefit) expense	(43,112)	459,442	25,731	1,487,026

Net income	$272,894	$1,141,503	$1,014,989	$3,624,647

Basic and diluted earnings per common share	$0.09	$0.36	$0.32	$1.14

Basic and diluted weighted average common shares outstanding	3,151,874	3,176,331	3,161,562	3,177,360

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Shares	Stated Value	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Total
Balance, December 31, 2007	3,178,331	$4,475,996	$1,391,723	$59,161,894	$(8,307,905)	$15,602	$56,737,310
Comprehensive income:
Net income	—	—	—	3,624,647	—	—	3,624,647
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of ($1,157,567)	—	—	—	—	—	(2,247,041)	(2,247,041)
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $6,502	—	—	—	—	—	(12,623)	(12,623)

Total comprehensive income							1,364,983

Cash dividends declared, $0.50 per share	—	—	—	(1,588,665)	—	—	(1,588,665)

Purchase of treasury stock	(2,000)	—	—	—	(42,127)	—	(42,127)

Balance, September 30, 2008	3,176,331	$4,475,996	$1,391,723	$61,197,876	$(8,350,032)	$(2,244,062)	$56,471,501

Balance, December 31, 2008	3,176,331	4,475,996	1,406,788	60,726,000	(8,350,032)	(1,075,209)	57,183,543

Comprehensive income:
Net income	—	—	—	1,014,989	—	—	1,014,989
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $(31,982)	—	—	—	—	—	(62,082)	(62,082)
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $68,009	—	—	—	—	—	(132,017)	(132,017)
Reclassification adjustment for gains (losses) on investment securities transferred from held-to-maturity to available-for-sale category, net of tax (benefit) of $155,587	—	—	—	—	—	302,023	302,023

Total comprehensive income							1,122,913

Cash dividends declared, $0.23 1 /2 per share	—	—	—	(743,740)	—	—	(743,740)
Stock-based compensation	—	—	28,436	—	—	—	28,436
Purchase of treasury stock	(37,800)	—	—	—	(452,999)	—	(452,999)

Balance, September 30, 2009	3,138,531	$4,475,996	$1,435,224	$60,997,249	$(8,803,031)	$(967,285)	$57,138,153

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2009	2008
Cash flows from operating activities:
Net income	$1,014,989	$3,624,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	620,738	595,394
Amortization and accretion, net	257,200	(144,159)
Provision for loan losses	3,540,000	496,000
Net gains on sales of investment securities available-for-sale	(200,026)	(19,125)
Increase in cash surrender value of bank-owned life insurance	(184,373)	(175,132)
Net gains on sales of other real estate	(14,819)	(13,460)
Write-downs on other real estate	216,828	—
Stock-based compensation	28,436	—
Decrease in interest receivable	372,029	897,968
Decrease in interest payable	(288,295)	(127,517)
Net change in income tax receivable or payable	(1,156,879)	111,631
Changes in assets and liabilities:
Decrease in other assets	24,483	172,461
Increase (decrease) in other liabilities	284,019	(610,091)

Net cash provided by operating activities	4,514,330	4,808,617

Cash flows from investing activities:
Purchase of available-for-sale investment securities	—	(450,451,944)
Purchase of held-to-maturity investment securities	—	(2,327,335)
Proceeds from sales of available-for-sale investment securities	14,441,591	6,192,339
Proceeds from maturities, calls, and payments of investment securities:
Available-for-sale	21,047,143	457,560,752
Held-to-maturity	799,700	4,255,350
Net increase in loans	(7,431,258)	(4,267,966)
Purchase of Federal Home Loan Bank stock	—	(271,900)
Redemption of Federal Home Loan Bank stock	234,300	—
Capital expenditures, net	(95,134)	(689,592)
Proceeds from sales of other real estate	261,897	61,720

Net cash provided by investing activities	29,258,239	10,061,424

Cash flows from financing activities:
Net decrease in deposits	(11,211,643)	(22,352,818)
Net decrease in federal funds purchased	(6,258,000)	(5,707,000)
Net increase (decrease) in U. S. Treasury demand note	(1,389,854)	634,984
Advances from Federal Home Loan Bank	12,000,000	5,000,000
Repayment of advances from Federal Home Loan Bank	(19,000,000)	—
Purchase of treasury stock	(452,999)	(42,126)
Dividends paid	(743,740)	(2,383,248)

Net cash used in financing activities	(27,056,236)	(24,850,208)

Net increase (decrease) in cash and cash equivalents	6,716,333	(9,980,167)
Cash and cash equivalents at beginning of period	16,387,348	26,558,995

Cash and cash equivalents at end of period	$23,103,681	$16,578,828

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,800,249	$6,414,176
Income taxes, net of refunds	1,185,000	1,365,000
Noncash investing and financing transactions:
Increase in unrealized gains (losses) on investment securities available-for-sale	163,521	(1,657,295)
Transfer of investment securities from held-to-maturity to available-for-sale category	28,811,418	—
Real estate acquired through foreclosure	2,925,054	1,232,711
Loans made in connection with sales of foreclosed real estate	25,807	10,346

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Results of operations for interim periods are not necessarily indicative of trend or results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items. For example, the Company’s results of operations for the three and nine months ended September 30, 2009 were impacted by the recognition of $177,000 in FDIC insurance expense associated with a special assessment imposed on all FDIC-insured depository institutions as of June 30, 2009. This special assessment was collected on September 30, 2009.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding and common share equivalents calculated for stock options. Since they were non-dilutive, 83,750 equivalent shares related to stock options were excluded from the computation of diluted earnings per share at September 30, 2009. Common share equivalents outstanding at September 30, 2008 were also non-dilutive.

Comprehensive Income

Comprehensive income, which includes certain transactions and other economic events that bypass the consolidated statements of income, consists of net income and unrealized gains and losses on available-for-sale securities, net of income taxes. The Company did not record any adjustments due to initial application of the Financial Accounting Standards Board’s (“FASB”) new accounting pronouncements on other-than-temporary impairment losses on debt securities, as described in Note 2.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

2.	NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the consolidated financial statements.

On May 28, 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events and transactions occurring after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of the pronouncement for the quarter ended June 30, 2009, as required. Adoption did not have a material impact on the consolidated financial statements.

On April 9, 2009, the FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures, and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment losses for impaired debt securities.

The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive. The changes to fair value disclosures relate to financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these pronouncements, fair value disclosures for these instruments were required for annual statements only. These disclosures now are required to be included in interim financial statements. The general standards of accounting for other-than-temporary impairment losses were changed to require the recognition of an other-than-temporary impairment loss in earnings only when an entity (1) intends to sell the debt security, (2) more likely than not will be required to sell the security before recovery of its

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security. In situations when an entity intends to sell or more likely than not will be required to sell the security, the entire other-than-temporary loss must be recognized in earnings. In all other situations, only the portion of the other-than-temporary impairment losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

All three pronouncements were effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt the provisions of these pronouncements for interim and annual periods ending after March 15, 2009, but had to adopt all three concurrently. The Company adopted the provisions of these pronouncements for the quarterly period ending June 30, 2009, as required. The adoption of these pronouncements did not have a material effect on the consolidated financial statements.

On April 1, 2009, the FASB issued an accounting pronouncement providing additional guidance on the recognition, measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting this pronouncement will depend on the timing of any future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

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

The amortized cost and estimated fair value of investment securities at September 30, 2009 and December 31, 2008 are summarized below:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agency securities	$4,301,737	$180,019	$—	$4,481,756
U. S. Government-sponsored agency securities	19,606,816	577,683	—	20,184,499
Agency residential mortgage-backed securities	18,861,637	730,517	1,512	19,590,642
Obligations of states and political subdivisions	23,686,044	636,636	166,437	24,156,243
Corporate debt obligations	14,366,299	—	3,422,489	10,943,810

Total investment securities	$80,822,533	$2,124,855	$3,590,438	$79,356,950

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government agency securities	$7,456,920	$259,301	$—	$7,716,221
U. S. Government-sponsored agency securities	28,643,475	659,693	—	29,303,168
Agency residential mortgage-backed securities	26,184,828	403,094	36,164	26,551,758
Corporate debt obligations	24,597,552	190,748	3,105,778	21,682,522

	86,882,775	1,512,836	3,141,942	85,253,669

Held-to-maturity:
Obligations of states and political subdivisions	30,225,957	418,854	345,287	30,299,524

Total investment securities	$117,108,732	$1,931,690	$3,487,229	$115,553,193

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2009 are shown in the next table. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Mortgage-backed securities are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

September 30, 2009	Available-for-Sale
	Amortized Cost	Fair Value
Due within one year	$4,417,429	$4,386,456
Due from one to five years	28,071,844	28,586,076
Due from five to ten years	17,575,481	16,484,010
Due after ten years	11,896,142	10,309,766

	61,960,896	59,766,308
Agency residential mortgage-backed securities	18,861,637	19,590,642

Total investment securities	$80,822,533	$79,356,950

Securities with carrying values of $58,230,449 and $76,427,934 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and other borrowings as required by law.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Gross realized gains and losses from sales of available-for-sale securities for the quarter and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Gross realized gains	$2,155	$59,857	$284,727	$59,857
Gross realized losses	—	40,732	84,701	40,732

Net realized gain (loss)	$2,155	$19,125	$200,026	$19,125

Tax provision	$734	$6,502	$68,009	$6,503

Proceeds from sale	$1,024,500	$6,192,339	$14,441,591	$6,192,339

No securities held-to-maturity were sold during these time periods. The cost of investment securities sold, and the resultant gain or loss, was based on the specific identification method.

Securities with unrealized losses at September 30, 2009 and December 31, 2008 are shown in the table on the next page.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2009	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U. S. Government agency securities	$—	$—	$—	$—	$—	$—
U. S. Government-sponsored agency securities	—	—	—	—	—	—
Agency residential mortgage-backed securities	87,918	628	185,809	884	273,727	1,512
Obligations of states and political subdivisions	170,520	79,354	1,479,205	87,083	1,649,725	166,437
Corporate debt obligations	—	—	10,943,810	3,422,489	10,943,810	3,422,489

Total temporarily impaired securities	$258,438	$79,982	$12,608,824	$3,510,456	$12,867,262	$3,590,438

December 31, 2008	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
U. S. Government agency securities	$—	$—	$—	$—	$—	$—
U. S. Government-sponsored agency securities	—	—	—	—	—	—
Agency residential mortgage-backed securities	2,041,019	22,331	1,982,168	13,833	4,023,187	36,164
Corporate debt obligations	13,108,044	3,105,778	—	—	13,108,044	3,105,778

	15,149,063	3,128,109	1,982,168	13,833	17,131,231	3,141,942

Held-to-maturity:
Obligations of states and political subdivisions	8,416,428	276,662	578,697	68,625	8,995,125	345,287

Total temporarily impaired securities	$23,565,491	$3,404,771	$2,560,865	$82,458	$26,126,356	$3,487,229

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

On September 30, 2009, the Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets increased market yields on certain securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio. The unrealized loss on residential mortgage-backed securities at September 30, 2009 pertained solely to issues guaranteed by Federal National Mortgage Association and Federal Home Loan Mortgage Association; the Company does not own any private label mortgage-backed securities. At September 30, 2009, only one or $185,809 of these mortgage-backed securities had been in a continuous unrealized loss position for twelve months or more; the remaining issue had been in a continuous loss position for less than one year. Both of these residential mortgage-backed securities had expected average lives of less than one year based on prepayment speeds at September 30, 2009.

Unrealized losses were concentrated in corporate debt obligations at September 30, 2009. The unrealized loss of $3,422,489 related to 11 corporate debt obligations was attributable to issues of banks or bank holding companies domiciled in the southeastern United States. At September 30, 2009, four corporate holdings with fair values of $4,645,559 and unrealized losses of $1,304,379 were rated “BBB” or “BBB-“ by at least one nationally recognized rating agency; an additional four holdings, all pertaining to the same issuer, with fair values of $3,494,476 and unrealized losses of $1,432,773, were rated “B+”. Three non-rated trust preferred securities had an aggregate carrying value of $2,803,775 and unrealized loss of $685,337 at September 30, 2009. The total unrealized loss on these 11 corporate securities, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which continue to affect the banking industry. Although a) major rating agencies have downgraded these securities since December 31, 2008 and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers to settle the securities at par. In particular, the issuer of the “B+” rated securities was a recipient of government capital and continues to meet its obligations. However, management’s position regarding the impairment of these securities is subject to change as circumstances evolve.

Within the municipal portfolio, six or $1,479,205 of total holdings had been in a continuous unrealized loss position for twelve months or more at September 30, 2009 and one or $170,520 in a continuous loss position less than twelve months. Except for twelve non-rated Georgia, one non-rated Florida, and one non-rated Alabama municipal(s), these securities were all rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At September 30, 2009, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired; however, these conclusions could change, particularly if the economic crisis facing the banking industry does not abate and various issuers’ financial condition continues to weaken.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The Company held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $1,313,800 at September 30, 2009. The Company carries the stock, which is included in other assets, at cost and evaluates it for impairment based on ultimate recoverability of par value. The Company evaluated its holding in FHLB stock at September 30, 2009 and believes its holdings are recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

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

5.	FAIR VALUE

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Securities measured at fair value on a recurring basis are presented below:

		Fair Value Measurements Using
September 30, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U. S. Government agency securities	$4,481,756	$—	$4,481,756	$—
U. S. Government-sponsored agency securities	20,184,499	—	20,184,499	—
Mortgage-backed agency securities	19,590,642	—	19,590,642	—
Obligations of states and political subdivisions	24,156,243	—	24,156,243	—
Corporate debt obligations	10,943,810	—	4,645,559	6,298,251

Total available-for-sale investment securities	$79,356,950	$—	$73,058,699	$6,298,251

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

		Fair Value Measurements Using
December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale investment securities:
U. S. Government agency securities	$7,716,221	$—	$7,716,221	$—
U. S. Government-sponsored agency securities	29,303,168	—	29,303,168	—
Mortgage-backed agency securities	26,551,758	—	26,551,758	—
Corporate debt obligations	21,682,522	—	18,905,272	2,777,250

Total available-for-sale investment securities	$85,253,669	$—	$82,476,419	$2,777,250

The corporate debt obligations measured at fair value using Level 3 inputs at September 30, 2009 comprised the three trust-preferred securities with an aggregate cost basis of $3,489,112 and the “B+” rated obligations with an aggregate cost basis of $4,927,249 discussed in Note 3, for which there is currently no active market.

The following is a reconciliation of activity for the corporate debt obligations measured at fair value based on significant unobservable inputs (Level 3):

Corporate Debt Obligations
Balance, January 1, 2009	$2,777,250
Unrealized losses included in comprehensive income	(315,289)
Obligations transferred to Level 3	3,836,290

Balance, September 30, 2009	$6,298,251

The corporate debt obligations transferred to Level 3 during the nine months ended September 30, 2009 were the “B+” rated securities discussed in Note 3.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis; in other words, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances – for example, when evidence of impairment exists. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. During the three and nine months ended September 30, 2009, the Company recognized losses on impaired loans outstanding of $536,799 and $1,002,697, respectively, through the allowance for loan losses. At September 30, 2009, impaired loans with an aggregate

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

outstanding principal balance of $31,296,341 were measured and reported net of specific allowances at a fair value of $28,661,701. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3.

Other real estate is adjusted to the lower of cost or fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations are included in noninterest expense. During the quarter and nine months ended September 30, 2009, devaluations of other real estate charged to expense totaled $120,000 and $216,828, respectively.

Intangible and other long-lived assets, including fixed assets, are also measured at fair value on a nonrecurring basis. The Company’s intangible assets, solely comprising core deposit intangibles and classified in level 3, were not deemed impaired at September 30, 2009. Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The table below presents the Company’s assets for which a nonrecurring change in fair value has been recorded or reviewed during the nine months ended September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

September 30, 2009	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$28,661,701	$—	$—	$28,661,701
Other real estate	6,094,021	—	4,680,473	1,413,548
Intangible assets	89,627	—	—	89,627
Other financial assets	1,313,800	—	—	1,313,800

Total fair value of assets on a nonrecurring basis	$36,159,149	$—	$4,680,473	$31,478,676

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$23,103,681	$23,103,681	$16,387,348	$16,387,348
Investment securities	79,356,950	79,356,950	115,479,626	115,553,193
Loans, net	275,804,530	275,271,576	274,827,518	275,085,123
Accrued interest receivable	2,000,066	2,000,066	2,372,095	2,372,095
Other financial assets	1,331,526	1,331,526	1,548,100	1,548,100

Financial liabilities:
Deposits	$338,598,148	$339,835,112	$349,809,791	$352,375,680
Federal funds purchased	—	—	6,258,000	6,258,000
U.S. Treasury demand note	592,632	592,632	1,982,486	1,982,486
FHLB advances	10,000,000	10,272,464	17,000,000	17,277,801
Accrued interest payable	1,556,945	1,556,945	1,845,240	1,845,240

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Bank premises and equipment, customer relationships, deposit base, and other information needed to compute the Company’s aggregate fair value are not included in the table above. Accordingly, the fair values above are not intended to represent the underlying market value of the Company.

6.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 16, 2009, which is the date the consolidated financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2008 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 20 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled Critical Accounting Policies and Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation, with assets exceeding $408,915,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary established in 1889, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with Raymond James Financial Services, provides insurance agent and investment brokerage services.

Financial Condition

Consolidated assets totaled $408,915,467 at September 30, 2009, down $26,071,082 or 5.99% from year-end 2008. A 31.28% decline in investment securities was the primary factor in the nine-month results. Specifically, investment securities declined $36,122,676; federal funds sold increased $9,600,000, while net loans grew $977,012. A $25,859,497 reduction in deposits and other funding liabilities, particularly FHLB advances and federal funds purchased, precipitated the asset drop. Loans comprised approximately 75%, investment securities, 21%, bank-owned life insurance, 1%, and federal funds sold, 3%, of earning assets at September 30, 2009 versus 70%, 29%, 1%, and 0%, at December 31, 2008. Overall, earning assets approximated 91% of total assets at September 30, 2009. During the year-earlier period, total assets declined $24,222,833 or 5.55%. Declines in investment securities and cash & due from banks were the primary factors in the 2008 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources.

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

Overall, investment securities declined $36,122,676 or 31.28% since December 31, 2008. No securities were purchased during the nine-month period as management sought to reduce holdings of corporate securities and improve the Company’s overall liquidity position. Proceeds from sales of securities totaled $14,441,591 during the nine-month period. Approximately $10,249,740 or 71% of the year-to-date sales occurred in the corporate sector, 17% in the U.S. Government agency and U.S. Government-sponsored agency sector combined, and 12% in the municipal sector. Gross realized gains on these sales were $284,727, and gross realized losses, $84,701. The $84,701 gross realized loss was recognized on a single corporate holding. The remaining redemptions were largely attributable to various issuers’ exercise of call options and other prepayments in the normal course of business and also to the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. At September 30, 2009, residential mortgage-backed securities, municipals, and corporates comprised 25%, 30%, and 14% of the portfolio. Other agency securities comprised 31%. Overall, securities comprised 21% of earning assets at September 30, 2009, down from 29% at year-end 2008. The portfolio yield approximated 5.35% during the first nine months of 2009 versus 5.38% in 2008. Yields are expected to decline during the forth quarter due largely to the corporate sales discussed above; these corporate securities had higher yields than many of the other holdings in the portfolio.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 55.77% of the carrying value of debt securities being backed by U.S. Government agencies or U.S. Government-sponsored agencies at September 30, 2009. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $19,154,003 residential mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) at September 30, 2009. Residential mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. In September 2008, the U.S. Government placed FNMA and FHLMC under regulatory conservatorship, easing credit concerns about these two entities. Besides FNMA and FHLMC, the Company also owned Ginnie Mae residential mortgage securities with a carrying value of $436,639 at September 30, 2009. U.S. Government agency holdings comprised U.S. Small Business Administration obligations, and U.S. Government-sponsored agency holdings comprised FHLB, FHLMC, and Federal Farm Credit Bank obligations at September 30, 2009. Recently, credit concern surrounding the FHLB system has been widespread. The FHLB obligations owned by the Company carry the highest rating available from Moody’s and Standard and Poor’s. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock, which totaled $1,313,800 at September 30, 2009, is included in other assets and recorded at cost.

As noted earlier, the Company sold corporate securities totaling $10,249,740 during the first nine months of 2009, reducing these holdings nearly 50%. At September 30, 2009 and also, year-end 2008, the entire corporate portfolio comprised issues of banks and bank holding companies domiciled in the southeastern United States. These corporate debt obligations were all rated “B+” or higher by at least one nationally recognized rating agency at September 30, 2009 except for three non-rated trust preferred securities with an aggregate carrying value of $2,803,775 and unrealized loss of $685,337. The $3,422,489 net unrealized loss on the total corporate portfolio, up $316,711 from year-end 2008 and including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues currently affecting the banking industry. Subsequent to September 30, the Company sold another corporate security totaling $990,000 at a $40,012 loss, further reducing its exposure to this portfolio sector. Except for twelve non-rated Georgia, one non-rated Florida, and one non-rated Alabama municipal(s), these securities were all rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At September 30, 2009, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired; however, these conclusions could change, particularly if the economic crisis facing the banking industry does not abate. Management did not recognize any securities as other-than-temporarily impaired during the first nine months of 2009.

The weighted average life of the portfolio approximated 3.5 years at September 30, 2009; management does not expect any extension in duration during 2009. The amortized cost and estimated fair value of investment securities, all available-for-sale, are delineated in the table below:

Investment Securities by Category September 30, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)

U. S. Government agency securities[1]	$4,302	$180	$—	$4,482
U. S. Government-sponsored agency securities[1]	19,607	577	—	20,184
Agency residential mortgage-backed securities	18,862	731	2	19,591
Obligations of states and political subdivisions	23,686	637	167	24,156
Corporate debt obligations	14,366	—	3,422	10,944

Total investment securities	$80,823	$2,125	$3,591	$79,357

[1]	Includes agency discount notes with original maturities of three months or less, as applicable.

At September 30, 2009, the market value of the investment portfolio reflected $1,465,583 in net unrealized losses, predominantly in the corporate portfolio. Management continues to monitor these market values closely and hopes for an eventual recovery as issues facing banks and their affiliates are fully addressed. Initiatives enacted by the Treasury Department, including various capital and other programs, have been positive developments for these corporate holdings; nonetheless, ratings downgrades and additional losses have occurred and may continue. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis.

The Company did not have a concentration in the obligations of any issuer at September 30, 2009 other than U.S. Government agencies, U.S. Government-sponsored agencies, and certain corporate holdings. At September 30, 2009, the Company held $6,975,196 in corporate securities issued by two separate regional bank holding companies; these holdings comprised 8.79% of the total securities portfolio and 63.74% of the corporate portfolio. Refer to Note 2 for additional disclosures on investment securities.

Loans

Loans, net of unearned income, grew 0.84% or $2,347,515 since year-end 2008. The net loans to deposit ratio aggregated 83.32% at September 30, 2009 versus 79.97% at December 31, 2008 and 78.76% a year ago. The loan categorization table on the next page reflects an approximate $5,716,000 decline in real estate – construction balances, a $6,062,000 increase in real estate – residential mortgage balances, $3,170,000 growth in the commercial portfolio, and a $1,186,000 decline in consumer loans year-to-date. When code and collateral changes for which no new money was advanced are considered, the comparative results reflect growth approximating $9,900,000 or 11.03% in the commercial portfolio and $1,857,000 or 3.61% in real estate – residential mortgage balances and declines approximating $8,241,000 or 6.67% in real estate – construction balances and $1,186,000 or 7.93% in consumer loans. Following year-to-date trends, the majority, or $6,900,000, of the commercial growth resulted from nonfarm real estate; tax-free loans to local government entities comprised approximately $2,800,000 of the remaining growth. The tax-free loans serve as a bridge for local government bodies anticipating property tax collections by December 31, 2009. The $8,241,000 decline in real estate – construction balances resulted from multiple factors, including pay-downs and as further discussed in the next two subsections of this Analysis, significant charge-offs and foreclosures. These loans, widely known as acquisition and development loans, continued to be predominantly residential in nature and concentrated in the Company’s coastal markets at September 30. These type loans are typically short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Due to the current slowdown in real estate activity, overall duration of these particular loans has increased in the last year and is expected to increase further throughout 2009. Not surprisingly, the escalation in nonperforming assets attributable to these acquisition and development loans is also expected to continue the rest of 2009 and into 2010. Other than existing commitments, the Company is originating new acquisition and development loans only to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral. Although the Company, like peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans for its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. The Company has been revamping its mortgage origination department and has begun originating, holding, and servicing such mortgage loans in-house on a limited scale; at September 30, 2009, the six loans originated under this program had an aggregate carrying value of $1,898,350. Originations under this program are expected to increase moderately during 2009 and beyond. Tighter credit policies and less demand throughout SEB’s seventeen locations both contributed to the 7.93% decline in consumer loans year-to-date. Recent staff changes at various branches are expected to increase SEB’s market presence and consumer loan production going forward.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or even decline the remainder of 2009 and into the beginning of 2010. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to increase given the Company’s significant real estate portfolio. During the same period in 2008, net loans grew 0.98% or $2,583,559. The residential mortgage portfolio posted the largest growth during this period, increasing $4,004,269 or 9.10%; this growth was somewhat offset by declines in other loan categories. Loans outstanding are presented by type in the table below:

Loans by Category	September 30, 2009	December 31, 2008	September 30, 2008
(In thousands)

Commercial, financial, and agricultural[1]	$99,662	$96,492	$92,003
Real estate – construction	115,478	121,194	121,181
Real estate – residential mortgage[2]	53,301	47,239	43,992
Consumer, including credit cards	13,775	14,961	15,263

Loans, gross	282,216	279,886	272,439
Unearned income	112	129	138

Loans, net	$282,104	$279,757	$272,301

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less. In the third quarter of 2008, the Company began originating, holding, and servicing longer-term mortgage loans in-house on a limited scale.

Many commercial and real estate credits with floating rates reached their contractual floors in late 2008 and the first nine months of 2009. Additionally, new originations and renewals, particularly in the last nine months, have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $143,000,000 at September 30, 2009 compared to $77,000,000 at December 31, 2008 and less than $15,000,000 at September 30, 2008. In 2009, management has shortened maturity options on commercial credits, a move that should mitigate the Company’s interest sensitivity position when prime adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2009, approximately 84.44% of the loan portfolio was comprised of loans with real estate as the primary collateral, including lots for new construction. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of northeast Florida and particularly, southeast Georgia. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $38,917,000 at September 30, 2009; because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessed assets. The escalation in nonperforming assets continued year-to-date, as balances jumped $9,920,838 or 97.79% at September 3, 2009 from year-end 2009 and $14,645,370 from September 30, 2008. As a percent of total assets, nonperforming assets totaled 4.91% at September 30, 2009 versus 2.33% at year-end 2008 and 1.32% at September 30, 2008. Acquisition and development loans were the primary factor in the nonperforming trends.

Nonaccrual loans comprised $8,519,908 or 42.46% of nonperforming asset balances at September 30, 2009. Approximately $7,214,000 of loans were placed on nonaccrual status during the nine-month period, $2,084,000 charged-off, $2,925,000 transferred out by foreclosure, $435,000 reduced by payments or other repossession, and $88,000 increased by a principal purchase on an existing nonaccrual loan. An $88,000 advance, net of discount, would not customarily be made once a loan has been placed on nonaccrual status. To explain, during 2008, a $643,000 participation loan secured by an office building in north Georgia was placed on nonaccrual status. In February 2009, the Company successfully negotiated the purchase of the FDIC’s interest in the north Georgia participation, bringing its recorded investment in this credit to approximately $731,000. The Georgia Department of Banking and Finance and the FDIC had closed the lead bank, the only other participant in the loan, in November 2008. Although this credit is expected to remain outstanding in the near term, no charge-off is expected, and due to principal payments, the balance had been reduced to $702,000 at September 30, 2009. The Company does not have other purchased participation loans on its books. Individual concentrations within nonaccrual balances include the aforementioned $702,000 loan and the following additional credits, most of which became nonaccrual subsequent to September 30, 2008: 1) Two separate relationships secured primarily by residential lots in the same coastal subdivision – one for $1,981,000 and the other for $1,154,000; 2) a $478,000 development loan on residential lots in rural north-central Florida; 3) a $513,000 commercial real estate and equipment relationship associated with a restaurant and warehouse facility which is currently in process of foreclosure; 4) a $456,000 residential real estate loan secured by waterfront property, 5) a separate $259,000 lot/development loan secured by different waterfront property; 6) a $360,000 residential real estate loan in a north Florida beachfront community, and 7) a $182,000 residential real estate loan secured by a junior lien. The next largest relationship within nonaccrual loans at September 30, 2009 approximated $138,000. Cumulative charge-offs recognized on the nine relationships discussed above, again primarily acquisition and development relationships, totaled $862,222 in 2009 year-to-date and $1,058,647 life-to-date. Nonaccrual balances did not include any industry concentrations other than real estate at September 30, 2009. Additionally, except for the $360,000 and $478,000 credits discussed above, the collateral underlying the large nonaccrual balances at September 30, 2009 was located in Georgia, predominantly coastal Georgia. Management continues to evaluate collateral underlying nonaccrual loans but based on appraisal and similar information currently available, does not expect any other significant losses on these balances above the $514,000 specifically reserved; nonetheless, management realizes valuation estimates can change. Unless collected, higher nonaccrual balances adversely affect interest income versus performing loans.

Subsequent to September 30, three material credits aggregating $7,700,000 were placed on nonaccrual status, reduced by a single charge-off totaling $987,000. These three large credits comprised: 1) a $2,434,000 lot loan for development of a subdivision in northeast Florida, which was charged down the $987,000; 2) a $2,355,000 relationship secured by raw land, also in northeast Florida; and 3) a $2,911,000 loan secured by commercial property adjoining I-95 in Georgia, which was also 30-89 days past due at September 30, 2009. No charge-offs have been recognized on the second or third credits to-date. The specific allowance allocated to these three credits approximated $1,586,000 at September 30, 2009; 63% of this specific allowance was allocated to the first credit. Management is currently reappraising the underlying real estate, particularly on the second and third credits, and reviewing legal remedies and other solutions prior to foreclosure. For criteria used by management in classifying loans as nonaccrual, refer to the subsection entitled Policy Note.

The troubled debt restructured (“TDR”) balance of $6,063,513 at September 30, 2009 comprised eight loan relationships for which payment concessions were granted. One large relationship secured by multi-family residential property comprised $4,334,680 or 71% of the quarter-end TDR balance. The remaining seven relationships averaged $246,976 each. The specific allowance allocated to the aggregate TDR balance approximated $274,000 at September 30, 2009. The TDR balance is projected to increase the next 3 – 15 months as various credits are reworked to boost payment capabilities.

The allowance for loan losses approximated 0.43X the nonperforming loans balance at September 30, 2009 versus 0.69X at year-end 2008 and 1.21X a year ago. Management expects overall credit conditions and the performance of the loan portfolio to continue deteriorating in the near term, resulting in additional charge-offs and more provisioning until the real estate market stabilizes.

Foreclosures, sales, capitalized construction costs, and subsequent devaluations within foreclosed real estate balances totaled $2,925,054, $272,886, $28,343, and $216,828 during the first nine month of 2009. Charge-offs recognized on the underlying credits in 2009 prior to foreclosure approximated $958,000. The largest relationships foreclosed during 2009 to-date were one borrower’s residential lots and commercial building with an aggregate value of $627,000 following a $90,000 devaluation charge on the lots and a $1,350,000 private island with planned development which was charged down $798,000 prior to foreclosure. Fourteen percent of the $216,828 devaluation pertained to a completed single family residence, never occupied, and the remaining 86% to residential lots acquired from two separate owners in 2008 and 2009, including the lots discussed above. Foreclosed real estate balances included nine material credits aggregating $5,168,000 at September 30, 2009; individual values ranged from $100,000 - $1,460,000. Charge-offs recognized on these larger properties prior to foreclosure approximated $1,194,000 - namely, $284,000 recorded in the third and fourth quarters of 2008 and $910,000 in 2009 year-to-date. During the first nine months of 2009, a $190,000 recovery resulting from a deficiency suit was recorded on the largest of the nine credits. The $216,828 devaluation discussed above also pertained to large credits. Although these and other properties continue to be marketed aggressively, management expects to incur carrying costs for at least one year. Any additional devaluation will be charged to operations. Foreclosed real estate balances primarily comprised residential and commercial lots at September 30, 2009; all holdings were located in Georgia. The Company’s foreclosed real estate holdings can be viewed via a link from its website at www.southeasternbank.com. No significant activity occurred within other repossessed assets during 2009 year-to-date.

Loans past due 90 days or more and still accruing totaled $129,709, or less than 1% of net loans, at September 30, 2009. Management is unaware of any material concentrations within these past due balances. The table below provides further information about nonperforming assets and loans past due 90 plus days:

Nonperforming Assets	September 30, 2009	December 31, 2008	September 30, 2008
(In thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$1,609	$1,232	$313
Real estate – construction	4,812	3,594	2,300
Real estate – mortgage	1,755	1,595	1,102
Consumer, including credit cards	344	241	217

Total nonaccrual loans	8,520	$6,662	3,932
Restructured loans[1]	6,064	468	—

Total nonperforming loans	14,584	$7,130	3,932
Foreclosed real estate[2]	5,477	3,005	1,484
Other repossessed assets	5	10	5

Total nonperforming assets	$20,066	$10,145	$5,421

Accruing loans past due 90 days or more	$130	$135	$206

Ratios:
Nonperforming loans to net loans	5.17%	2.55%	1.44%

Nonperforming assets to net loans plus foreclosed/repossessed assets	6.98%	3.59%	1.98%

[1]	Does not include restructured loans that yield a market rate or loans reported as nonaccrual.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30-89 days comprised 2.08% of net loans at September 30, 2009, totaling $5,870,588. Approximately 89% of these past due loans were secured by real estate, predominantly 1 – 4 family residential properties with first liens and raw land. As discussed earlier, one real estate-secured construction loan comprised approximately $2,911,000 or 50% of this past due balance; this loan was charged-down and placed on non-accrual status subsequent to quarter-end. The allowance for loan losses specifically considered potential losses from this large credit at September 30, 2009. Three additional relationships, real estate-secured and averaging $148,853 each, comprised $446,560 or 8% of these past due balances.

Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans, which included the $6,063,513 TDR balance, approximated $24,750,000 at September 30, 2009. The non-restructured balance of approximately $18,686,000 pertained to six separate borrowers whose loan repayment was expected to come foremost from commercial or residential real estate development or lot loan sales of the underlying collateral. Due to lagging sales and lingering distress in the real estate market, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario - liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these six classified credits approximated $1,816,000 at September 30, 2009. The $1,816,000 assumes a loss if the underlying real estate required liquidation currently. Management fully expects additional relationships to be identified as impaired the remainder of 2009 and into 2010, necessitating specific allowances for the underlying loans.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The nine-month provision for loan losses at September 30, 2009 totaled $3,540,000 and net charge-offs, $2,169,496. The comparable provision and charge-off amounts at September 30, 2008 were $496,000 and $255,076. Deterioration in the real estate portfolio, particularly land acquisition and development loans, was the overriding factor in the 2009 provision; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 1.02% of average loans at September 30, 2009, up significantly from 0.13% at September 30, 2008 and 0.02% in 2007. Charge-offs on acquisition and development credits, many of which were individually discussed in the nonaccrual and foreclosed property section, comprised $1,710,806 or 79% of total charge-offs at September 30, 2009. Independently, the $190,000 recovery noted in the Nonperforming Assets section comprised 65% of total recoveries year-to-date. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance and the provision made subsequent to September 30 is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the table on the next page.

Allowance for Loan Losses Nine Months Ended September 30,	2009	2008	2007
(Dollars in thousands)

Allowance for loan losses at beginning of year	$4,929	$4,510	$4,240
Provision for loan losses	3,540	496	205
Charge-offs:
Commercial, financial, and agricultural	379	77	28
Real estate – construction	1,711	10	16
Real estate – mortgage	168	127	9
Consumer, including credit cards	205	136	171

Total charge-offs	2,463	350	224

Recoveries:
Commercial, financial, and agricultural	30	15	65
Real estate – construction	196	1	—
Real estate – mortgage	5	8	21
Consumer, including credit cards	63	71	101

Total recoveries	294	95	187

Net charge-offs	2,169	255	37

Allowance for loan losses at end of period	$6,300	$4,751	$4,408

Net loans outstanding[1] at end of period	$282,104	$272,301	$273,709

Average net loans outstanding[1] at end of period	$282,922	$267,083	$268,165

Ratios:
Allowance to net loans	2.23%	1.74%	1.61%

Net charge-offs to average loans[2]	1.02%	0.13%	0.02%

Provision to average loans[2]	1.67%	0.25%	0.10%

Recoveries to total charge-offs	11.94%	27.14%	83.53%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses monthly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at September 30, 2009 but expects further provisioning throughout 2009. In October 2009, an additional $1,250,000 was provisioned.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of September 30, 2009.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. The Company’s sources of funds include a relatively large, stable deposit base and secured advances from the FHLB. Additional liquidity is provided by payments and maturities, including both principal and interest, of the loan and investment securities portfolios. At September 30, 2009, loans1 and investment securities with carrying values exceeding $167,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. The Company’s liquidity position is further strengthened by its access, on both a short- and long-term basis, to other local and regional funding sources.

Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Customer-based core deposits, the Company’s largest and most cost-effective source of funding, comprised 81% of the funding base at September 30, 2009, virtually unchanged from year-end 2008 levels. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, and FHLB advances, totaled $10,592,632 at September 30, 2009, down $14,647,854 or 58.03% from December 31, 2008. As discussed earlier, the Company sold investment securities year-to-date largely to improve its overall liquidity position, which included repayment of various borrowed funds. More specifically, the maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2009 totaled $2,000,000, of which $592,632 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $22,000,000. The Company’s correspondent banks have been affected by the current economic crisis to varying degrees. Because of regulatory constraints or concerns about the banking industry and the overall economy, the Company’s correspondents may be unwilling or unable to extend credit to other banks, including SEB, when needed or may require collateral; accordingly, the Company’s actual access to these lines may be less than $22,000,000 although the Company has no present intention of fully advancing these lines. To-date, the Company’s lines have not been modified or withdrawn by its correspondents or successors. In April 2009, Silverton Bank (“Silverton”), one of the Company’s correspondents, was closed by the FDIC. The Company did not own any Silverton securities, including equity securities or trust preferred securities, when it failed; exposure was limited to one fully insured correspondent account.

Additionally, under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at September 30, 2009, unused borrowings, which are subject to collateral requirements, approximated $55,196,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. The Company can also access the Federal Reserve Bank discount window, again contingent on collateral availability. Cash flows from operations also constitute a significant source of liquidity. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses.

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

Deposits

Deposits dropped $11,211,643 or 3.21% since year-end 2008. Interest-bearing deposits fell $11,382,041 or 3.87%, while noninterest-bearing deposits grew a nominal $170,398. Within interest-bearing deposits, NOW balances fell $5,537,127; savings balances, $9,848,481; and time certificates, $3,493,672; money market balances grew $7,497,239. The majority of the variation in NOW and in money market balances resulted from fluctuations in local government balances. Time certificate balances of $100,000 or more declined $3,805,288 in the first nine months and represented 48.41% of certificate totals at September 30, 2009. Lower balance certificate totals grew $311,616 or 0.47% since December 31, 2008. The Company has focused certificate pricing on customers who also have non-certificate deposit and/or loan balances. Funding costs associated with deposits declined 29.18% overall at September 30, 2009 versus September 30, 2008 due to reductions in cost of funds; see the Results of Operations section of this Analysis for more details. No single factor precipitated the increase in noninterest-bearing deposits; these balances tend to be somewhat cyclical. To provide reassurance to customers, the Company is participating in the FDIC Temporary Liquidity Guarantee Program that provides full deposit insurance for noninterest-bearing transaction accounts, regardless of dollar amount and including NOW accounts with rates of 0.50% or less, which has been extended until June 30, 2010. The Company will incur a surcharge, currently estimated to cost less than $13,000 per year, on its deposit insurance for accounts not otherwise covered by the existing deposit insurance limit of $250,000. Overall, interest-bearing deposits comprised 83.52%, and noninterest-bearing deposits, 16.48%, of total deposits at September 30, 2009. Approximately 82% of September 30, 2009 deposits were based in Georgia and the residual 18% in Florida. The distribution of interest-bearing balances at September 30, 2009 and certain comparable quarter-end dates is shown in the table below:

	September 30, 2009		December 31, 2008		September 30, 2008
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)

Interest-bearing demand deposits[1]	$97,120	34.34%	$95,160	32.35%	$97,981	34.63%
Savings	55,318	19.56%	65,166	22.15%	58,453	20.66%
Time certificates < $100,000	67,253	23.78%	66,942	22.76%	67,320	23.80%
Time certificates >= $100,000	63,108	22.32%	66,913	22.74%	59,140	20.91%

Total interest-bearing deposits	$282,799	100.00%	$294,181	100.00%	$282,894	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised $27,477,000, or 7.85%, of the overall deposit base at December 31, 2008; at September 30, 2009, these particular deposit balances were down significantly, and no governmental body’s balance comprised more than 3% of the total deposit base. Local government balances tend to be somewhat seasonal, and balances are expected to increase in coming months due to property tax collections. The Company had no brokered deposits at September 30, 2009 or December 31, 2008.

Approximately 86% of time certificates at September 30, 2009 were scheduled to mature within the next twelve months. The composition of average deposits and the fluctuations therein at September 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $10,000,000 at September 30, 2009, down $7,000,000 from year-end 2008. Three separate advances comprised the September 30 balance: The first advance, totaling $5,000,000 and also outstanding throughout 2008, matures March 17, 2010 and accrues interest at an effective rate of 6.00%, payable quarterly. This advance is convertible into a three-month Libor-based floating rate anytime at the option of the FHLB. Year-to-date, interest expense on this one advance approximated $224,000. The second advance, funded in July 2009 and totaling $2,500,000 with a fixed rate of 2.35%, matures July 30, 2012; the third advance, also funded in July and totaling $2,500,000, carries a 2.89% rate and matures July 29, 2013. The two new advances provide longer-term liquidity at attractive rates. Year-to-date, advances outstanding averaged $10,439,963 and interest expense totaled $280,045. A blanket lien on the Company’s qualifying residential and commercial real estate loans with a lendable value of $19,000,790 secured the outstanding advances at September 30, 2009.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The gap analysis on the next page provides a snapshot of the Company’s interest rate sensitivity position at September 30, 2009.

	Repricing Within
Interest Rate Sensitivity September 30, 2009	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)

Interest Rate Sensitive Assets
Federal funds sold	$9,600	$—	$—	$—	$9,600
Securities[1,5]	3,246	5,604	31,426	39,081	79,357
Loans, gross[2]	97,472	82,412	86,855	6,957	273,696
Other assets[3]	1,332	—	—	—	1,332

Total interest rate sensitive assets	111,650	88,016	118,281	46,038	363,985

Interest Rate Sensitive Liabilities
Deposits[4]	184,567	80,270	17,912	50	282,799
U.S. Treasury demand note	593	—	—	—	593
Federal Home Loan Bank advances	—	5,000	5,000	—	10,000

Total interest rate sensitive liabilities	185,160	85,270	22,912	50	293,392

Interest rate sensitivity gap	$(73,510)	$2,746	$95,369	$45,988	$70,593

Cumulative gap	$(73,510)	$(70,764)	$24,605	$70,593

Ratio of cumulative gap to total rate sensitive assets	(20.20)%	(19.44)%	6.76%	19.39%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	60.30%	73.83%	108.39%	124.06%

Cumulative gap at December 31, 2008[5]	$(91,279)	$(106,911)	$16,583	$72,471

Cumulative gap at September 30, 2008[5]	$(18,645)	$(65,597)	$22,398	$79,383

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
[5]

In 2008, distribution of maturities of investment securities was based on amortized cost due to classification of certain securities as held-to-maturity. In 2009, all securities have been classified as available-for-sale. The use of fair value versus amortized cost does not materially change the sensitivity results at September 30, 2009.

As shown in the preceding table, the Company’s cumulative gap position remained negative through the short-term repricing intervals at September 30, 2009, totaling $(73,510,000) at three months and $(70,764,000) through one-year. Excluding traditionally nonvolatile NOW balances from the gap calculation, the cumulative gap at September 30, 2009 totaled $(2,817,000) at three months and $(71,000) at twelve months, effectively reflecting the Company’s liability sensitive position. The cumulative three-month gap position narrowed 19.47% at September 30, 2009 versus December 31, 2008; the one-year gap narrowed 33.81%. One year ago, the Company’s gap position was effectively asset sensitive. Loans that reached or were priced with a contractual floor were the primary factor in the sensitivity shift since September 30, 2008. At September 30, 2009, adjustable rate loans that had reached a contractual floor approximated $143,000,000; at September 30, 2008, such loans totaled less than $15,000,000 and at December 31, 2008, such loans approximated $77,000,000. For more details on these particular loans, refer to the Financial Condition section of this Analysis. Other than seasonal variations, mainly in deposit balances, no significant changes are anticipated in the gap position during the remainder of 2009. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that all loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 300 basis points rise in rates over the next twelve months would increase net interest income approximately 11%; a gradual 300 basis points decline in rates would likewise reduce net interest income approximately 11%. An immediate downward shock of 200 basis points would adversely impact net interest income approximately 17% over the next year; a similar upward shock would increase net interest income approximately 14%. Limitations inherent with simulation modeling include: a) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); and b) Changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans, are oftentimes difficult to forecast.

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

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At September 30, 2009, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 18.10%, 19.36%, and 14.21%. On a stand-alone basis, SEB’s same ratios totaled 16.63%, 17.89%, and 13.04%. Regulators have expressed the need for increased capital in bank holding companies and their subsidiaries; management expects minimum required capital levels to rise in the future.

In October 2008, the Treasury Department announced a Capital Program to provide capital and restore confidence in banks and their holding companies. Under the Capital Program, the Treasury injected capital directly into approved bank holding companies by buying senior preferred shares totaling 1% – 3% of risk-weighted assets. Dividends on the preferred shares accrue at a 5% rate annually the first five years and 9% thereafter until redeemed. In exchange for the capital injection, the Treasury receives warrants equal to 15% of its investment. Although the Company is confident it would have qualified for the initial Capital Program, the

Company did not apply simply because its capital levels were already strong and able to withstand substantial declines before reaching minimum or even “capital adequate” levels by regulatory standards. However, as discussed below, the Company has cut its dividends and re-evaluated its stock buyback program in order to preserve capital during the current economic cycle. Additionally, the Company stress tests its capital position on a regular basis to gauge its ability to withstand deterioration in asset quality and operating performance. The Company is committed to maintaining its well-capitalized status.

Capital ratios for the most recent periods are presented in the table below:

Capital Ratios	September 30, 2009	December 31, 2008	September 30, 2008
(Dollars in thousands)

Tier 1 capital:
Total shareholders’ equity	$57,138	$57,184	$56,472
Accumulated other comprehensive loss	967	1,075	2,244
Intangible assets and other adjustments	(90)	(133)	(405)

Total Tier 1 capital	58,015	58,126	58,311

Tier 2 capital:
Portion of allowance for loan losses	4,034	4,184	4,062

Total Tier 2 capital	4,034	4,184	4,062

Total risk-based capital	$62,049	$62,310	$62,373

Risk-weighted assets	$320,462	$333,965	$324,276

Risk-based ratios:
Tier 1 capital	18.10%	17.40%	17.98%

Total risk-based capital	19.36%	18.66%	19.23%

Tier 1 leverage ratio	14.21%	13.61%	13.63%

Shareholders’ equity to assets	13.97%	13.15%	13.70%

Book value per share increased $0.21 or 1.17% during the first nine months of 2009 to $18.21 at September 30, 2009. Dividends declared totaled $0.235, down 53% or $0.265 from 2008. The dividend reduction reflects management’s proactive management of capital through a period of economic uncertainty and earnings pressure in the financial industry. The dividend reduction strengthens the Company’s overall balance sheet by retaining not only capital but also cash. Not surprisingly, regulators are encouraging financial companies to set dividend payouts with the current economic crisis in mind. On November 10, 2009, the Board approved a fourth quarter dividend totaling $0.065 per share, payable in December. For more specifics on the Company’s dividend policy, refer to the subsection immediately following.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. From 2000 - 2008, the Company repurchased 404,466 shares on the open market and through private transactions at an average price of $20.64 per share. During the first nine months of 2009, the Company purchased an additional 37,800 shares at an aggregate purchase price of $452,999 or $11.98 per share; the treasury purchase is expected to create additional value for shareholders long-term. The remaining consideration available for additional purchases, at prices to be determined in the future, is $6,196,969. Any additional acquisition of shares will be dictated by market conditions and capital considerations. There is no expiration date for the treasury authorization.

Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, declined $107,924 at September 30, 2009 compared to year-end 2008. Further details on investment securities, including corporates, and their associated fair values are contained in the Financial Condition section of this Analysis.

On July 21, 2009, the Company granted various employees options to purchase 41,750 shares at an exercise price of $11.00, bringing total options issued under the Stock Option Plan to 83,750. Options granted generally have an exercise price equal to the fair market value of the Company’s stock on the grant date and vest 25% per year over four consecutive years of service; a year of service is defined as the twelve months following the date of grant. The options have ten-year contractual terms and expire if not exercised. Refer to Note 4 for more details.

See the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Parent Company is a legal entity separate and distinct from its bank subsidiary, and its revenues and liquidity position depend primarily on the payment of dividends from SEB. In turn, the Company uses regular dividends paid by SEB in order to pay dividends to its own shareholders. Unless an exception is granted, state banking regulations limit the amount of dividends SEB may pay to 50% of prior year earnings. Cash dividends available from SEB for payment in 2009 without approval approximate $2,053,000, a 35% drop from 2008 levels. Through September 30, SEB had paid 39%, or $800,000, of the available dividends for 2009. No additional dividend payments will be made by SEB in 2009.

Results of Operations

Net income for the third quarter declined $868,609 or 76.09% to $272,894 at September 30, 2009 from $1,141,503 at September 30, 2008. On a per share basis, quarterly earnings totaled $0.09 at September 30, 2009, down $0.27 from $0.36 at September 30, 2008. The major sources of this quarterly decline in net income, compared to the same period at September 30, 2008, include a $325,005 decline in net interest income and a $1,085,000 increase in loan loss provision offset by a $502,554 decline in income tax expense. The root causes of the variances in quarter-to-date numbers coincide with the same factors that are discussed below for the year-to-date results.

Net income for the first nine months declined $2,609,658 or 72% to $1,014,989 at September 30, 2009 from $3,624,647 at September 30, 2008. On a per share basis, year-to-date earnings totaled $0.32 at September 30, 2009, down $0.82 from $1.14 at September 30, 2008. The return on beginning equity for the nine-month period totaled 2.37% at September 30, 2009, down substantially from 8.52% at September 30, 2008. Major variances in the year-to-date results included:

•	$1,261,373 reduction in net interest income due to comparative asset sensitivity, margin compression and additional loans being put on nonaccrual status;

•	$3,044,000 increase in the provision for loan losses to address loan quality issues;

•	$200,026 net gain on sales of investment securities available-for-sale in 2009 versus $19,125 in 2008; and

•	$1,461,295 reduction in income tax expense.

Variations in net interest income and noninterest income/expense are further discussed within the next two subsections of this Analysis; the provision for loan losses, including an additional $1,250,000 provision in October, is separately discussed within the Financial Condition section.

Net Interest Income

Due to comparative asset sensitivity and margin compression, net interest income declined $1,261,373 or 9.85% during the first nine months of 2009 compared to 2008. Simply put, asset sensitivity means earnings on loans and other assets generally decline quicker than expenses on deposits and other liabilities when rates drop. Rate movements promulgated by the Federal Reserve during the last 21 months, whose full impact is still being felt from a comparative perspective, were particularly rapid and aggressive as the Federal Reserve sought to address the current economic crisis: Prime dropped from 7.25% at December 31, 2007 and settled at 5.00% April 30, 2008 before falling thrice more in the fourth quarter of 2008 – to 4.50% on October 8, 4.00% October 30, and 3.25% December 16. Loans tied to prime and other variable indexes reprice instantaneously in a down rate environment, and securities with call or other prepayment features are normally redeemed prior to stated maturity and replaced at lower rates. Management cut deposit rates multiple times in 2008 and 2009 to-date although competitive and other factors preclude simultaneous and proportionate declines in these rates. Reducing cost of funds in the current economic cycle has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher and lowered margins and spreads for competitor banks attempting to maintain market share. Although many variable rate loans have reached a contractual floor, reducing asset sensitivity, asset rates remain exceedingly low and deposit costs high on a relative basis. Net interest income and resultant margins and spreads are projected to decline further in 2009 due to a) yield reductions on a year-over-year basis, particularly on prime-based loans and investment securities with optionality; b) overall lower average balances on loans and also, investment securities due to sales; and c) increases in nonperforming assets, particularly nonaccrual loans and foreclosed other real estate. As discussed earlier, unless collected, nonaccrual balances adversely affect interest income two ways - interest reversals and nonearning status. To recap, the net interest margin approximated 4.21% at September 30, 2009 versus 4.51% a year ago; the interest rate spread, 3.77% versus 3.91%. Interest earnings on loans, federal funds sold, investment securities, and other earning assets fell $1,861,732, $85,223, $1,061,478, and $27,645, respectively, from same period results in 2008. Significant declines in asset yields precipitated the 2009 results. Asset yields averaged 5.79% at September 30, 2009, down 86 basis points from 6.65% in 2008; see the interest differential table on the next page for more details on changes in interest income attributable to volume and rates at September 30, 2009 versus 2008. Interest expense on deposits and other borrowed funds declined $1,774,705 or 28.23% during the first nine months of 2009 versus 2008. Cost of funds dropped 72 basis points from 2008 levels, totaling 2.02% at September 30, 2009 versus 2.74% at September 30, 2008. The reduced funding costs resulted from lower rates on all interest-bearing liabilities, including deposits, at September 30, 2009 compared to 2008. Although interest expense on time certificates declined 21.71% at September 30, 2009 compared to 2008, higher average balances, competitive pressure, and the aforementioned lag effect have constrained desired rate reductions in this product. Nonetheless, rate pressure on certificates eased moderately in the third quarter and is expected to drop further the rest of 2009. The Company also increased its average advances with the FHLB in 2009 year-to-date. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit/funding fluctuations and the Company’s asset/liability sensitivity position.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

Average Balances[6] Nine Months Ended September 30,	2009			2008
	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Interest-earning assets:
Loans, net[1,2,4]	$282,922	$12,743	6.02%	$267,083	$14,583	7.29%
Federal funds sold	3,621	5	0.18%	4,687	90	2.56%
Taxable investment securities[3]	70,267	2,578	4.89%	93,242	3,514	5.03%
Tax-exempt investment securities[3,4]	23,432	1,179	6.71%	27,210	1,350	6.63%
Other interest-earning assets	1,388	10	0.96%	1,053	38	4.82%

Total interest-earning assets	$381,630	$16,515	5.79%	$393,275	$19,575	6.65%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$92,784	$557	0.80%	$109,830	$1,237	1.50%
Savings	60,530	322	0.71%	61,669	453	0.98%
Time certificates	132,222	3,340	3.38%	125,777	4,267	4.53%
Federal funds purchased	1,785	13	0.97%	3,834	90	3.14%
U. S. Treasury demand note	544	—	—	623	10	2.14%
Federal Home Loan Bank advances	10,440	280	3.59%	5,255	231	5.87%

Total interest-bearing liabilities	$298,305	$4,512	2.02%	$306,988	$6,288	2.74%

Excess of interest-earning assets over interest-bearing liabilities	$83,325			$86,287

Interest rate spread			3.77%			3.91%

Net interest income		$12,003			$13,287

Net interest margin			4.21%			4.51%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

	2009 Compared to 2008
Interest Differential[1] Nine Months Ended September 30,	Increase (Decrease) Due to
	Volume	Rate	Net
(In thousands)

Interest income
Loans[2,3]	$827	$(2,667)	$(1,840)
Federal funds sold	(17)	(68)	(85)
Taxable investment securities	(845)	(91)	(936)
Tax-exempt investment securities[3]	(190)	19	(171)
Other interest-earning assets	9	(37)	(28)

Total interest income	(216)	(2,844)	(3,060)

Interest expense
Interest-bearing demand deposits[4]	(170)	(510)	(680)
Savings	(8)	(123)	(131)
Time certificates	210	(1,137)	(927)
Federal funds purchased	(34)	(43)	(77)
U.S. Treasury demand note	(1)	(9)	(10)
Federal Home Loan Bank advances	164	(115)	49

Total interest expense	161	(1,937)	(1,776)

Net change in net interest income	$(377)	$(907)	$(1,284)

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

Noninterest Income and Expense

Noninterest income increased $22,441 or 0.68% during the first nine months of 2009 compared to 2008. Key elements in the year-to-date results included:

a)	Net gains on sales of investment securities available-for-sale: The Company recognized a net gain of $200,026 on the sale of various securities, including corporate debt obligations, totaling $14,441,591 in the first nine months of 2009. These securities were sold to reduce certain sector concentrations and provide liquidity. In 2008, a net gain of $19,125 was recognized on the sale of mortgage-backed and Agency securities totaling $6,192,339. The Financial Condition section of this Analysis contains additional details on securities transactions.

b)	Service charges on deposit accounts: Service charges on deposit accounts declined $87,134 or 3.99% at September 30, 2009 compared to 2008. Lower volume of NSF fees was the main factor in the 2009 decline.

c)

Other operating income: The other operating portion of noninterest income declined $71,326 at September 30, 2009 compared to 2008. A $68,106 decline in mortgage origination fees was the largest variable in the comparative results. By type and amount, the chief components of other operating income at September 30, 2009 were surcharge fees – ATM, $340,927; mortgage origination fees, $158,163; income on bank-owned life insurance, with a resultant yield above 7% on a federal taxable-equivalent basis, $184,373; income on sale of check products, $68,907; safe deposit box rentals, $69,834; and commissions on the sale of credit life insurance (separate from Raymond James affiliation), $73,985. Together, these six income items comprised 85.70% of other operating income at September 30, 2009. In 2008, these same income components comprised 82.69% of other operating income. The Company has been expanding and revamping its mortgage origination department and is optimistic these initiatives will increase fee production and cross-sell opportunities long-term after the housing market recovers from this recessionary collapse.

Noninterest expense declined $211,979 in 2009 year-to-date. The chief factors impacting quarterly results comprised:

a)	Salaries and employee benefits: Personnel costs declined 9.02% or $557,827 year-to-date. Declines in officer salaries and incentive accruals accounted for virtually the entire variation. The 2009 drop in officer salaries resulted from open positions at various facilities; management expects to eventually fill these vacancies. Additionally, the Company has eliminated merit-based or other salary increases and bonuses for all employees, including officers, except in connection with a promotion. The vast majority, or 82%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2009. Profit-sharing accruals and other fringe benefits constituted the remaining 6% and 12% of employee expenses. Overall, the division of employee expenses between compensation, profit sharing, and other fringe benefits remained consistent with historical norms in 2009.

b)	Occupancy and equipment, net: When compared to the prior year, net occupancy and equipment expense fell $137,080 or 6.24% during the first nine months of 2009 compared to 2008. Reductions in building and proof maintenance costs was the key factor in the nine-month results: The Company substantially completed its branch renovation program in 2008, refurbishing three facilities; in contrast, only one renovation was planned and completed for 2009 to-date. The proof department reduced its comparative maintenance costs due to implementation of Check 21 (electronic submission of checks to the Federal Reserve).

c)	Other operating expense: Other operating expenses increased $482,928 or 22.53% at September 30, 2009 compared to 2008. A $128,855 reduction in courier expense due to changes in interoffice deliveries and a $45,232 reduction in supplies expense somewhat offset a hefty $528,619 increase in FDIC assessment charges – comprising both regular and special assessments – and a $215,469 increase in disposition and other costs associated with foreclosed real estate and other assets. Besides FDIC expense, which approximated $564,000 in 2009 and $35,000 in 2008, and advertising expense, which approximated $194,000 in 2009 and $227,000 in 2008, no individual component of other operating expense aggregated or exceeded 10% of the total in 2009 or 2008.

As noted above, the FDIC has already significantly increased assessment charges for deposit insurance coverage in 2009 already, with additional increases expected. These assessment expenses will significantly impact the Company’s profitability in 2009 and beyond.

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

Accounting policies currently deemed critical, including the a) allowance for loan losses; b) estimates of fair value pertinent to investment securities, other real estate, loans, and other assets; and c) income taxes are further discussed in the 2008 Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2008.

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

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) as of September 30, 2009, was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (CEO”), Chief Financial Officer (“Treasurer”), and other members of management. The CEO and Treasurer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, and (ii) recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is likely to materially affect, such internal controls.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that the Company evaluate and annually report on its system of internal control over financial reporting. For several years, the Company has used the widely accepted Committee of Sponsoring Organization of the Treadway Commission (“COSO”) framework for its evaluation of such internal controls. Going forward, the Company’s independent accountants must report on management’s evaluation. The Company is in the process of evaluating, documenting, and testing its system of internal control over financial reporting to provide the basis for its independent accountant’s attestation report that is anticipated to be a required part of Form 10-K for the fiscal year ending December 31, 2010. Due to the ongoing evaluation and testing of internal controls, there can be no assurance that any control deficiencies identified will be remediated before the end of the 2010 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal, and other costs and divert management resources from core business operations.

Part II - Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first nine months of 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Treasury purchases made during the quarter and nine months ended September 30, 2009 are summarized in the table below:

Share Repurchases – Nine Months Ended September 30, 2008	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January 1 – February 28	—	—	—	$6,649,968
March 1 – 31	18,000	$12.56	18,000	6,423,882
April 1 – August 31	—	—	—	6,423,882
September 1 – 30	19,800	11.46	19,800	6,196,969

Total	37,800	$11.98	37,800

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

Date:     November 16, 2009