Form 10-K
period 2009-12-31
SOUTHEASTERN BANKING CORP
filed 2010-04-23
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [    ]    No  [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  [    ]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [    ]    No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company.)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [X]

The aggregate market value of common stock held by non-affiliates on June 30, 2009 was approximately $25,332,000 (based on a per share price of $12.25 on over-the-counter trades executed by principal market-makers). For purposes of this calculation, the Registrant has assumed that its directors, principal shareholders, and executive officers are affiliates.

As of April 15, 2010, the Registrant had 3,129,388 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990 are incorporated by reference into Part IV, Item 15.

The Registrant’s Specimen Common Stock Certificate filed on April 30, 2001 on Form 8-A is incorporated by reference into Part IV, Item 15.

Portions of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 are incorporated by reference into Part IV, Item 15.

Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed no later than April 30, 2010, are incorporated by reference into Part III, Items 10 - 14.

Part I

PART I

Item 1.    Business.

1.            General.    Southeastern Banking Corporation (the “Company”) and its wholly-owned subsidiary, Southeastern Bank (“SEB” or the “Bank”), offer a broad range of banking services to meet the financial needs of consumer and commercial customers in southeast Georgia and northeast Florida. The Company’s corporate offices are located at 1010 North Way, Darien, Georgia.

The Company was formed in 1980 to serve as the parent holding company of its then sole subsidiary bank, The Citizens Bank, Folkston, Georgia, which later changed its name to Southeastern Bank. In 1983, the Company acquired The Darien Bank, Darien, Georgia. From 1983 - 1988, the Company acquired three additional financial institutions in the southeast Georgia market, which were converted to branches of SEB. In 1990, SEB merged with and into The Darien Bank, with The Darien Bank being the surviving bank in the merger operating under its 1888 Charter. Immediately, The Darien Bank changed its name to “Southeastern Bank.” From 1991 – 2001, the Company acquired banking offices from other financial institutions, which were either consolidated with existing SEB offices or operated as stand-alone facilities. Six stand-alone facilities were acquired in this manner, most recently Richmond Hill. In February 2003, the Company opened a loan production office in Brunswick, Georgia. In November 2004, a full service banking facility was opened at 15 Trade Street in Brunswick, and the loan production office closed. In January 2007, the Company opened a new branch at 601 Palisade Drive in the Southport area of Brunswick. SEB is a state banking association incorporated under the laws of the State of Georgia.

Unless the context indicates otherwise, all references to the “Company” in this Report refer to Southeastern Banking Corporation and its consolidated bank subsidiary.

2.            Markets.    SEB, the Company’s commercial bank subsidiary, offers traditional banking products and services to commercial and individual customers in its markets. The Bank’s product line includes loans to small- and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, agricultural production loans, long-term mortgage originations, home equity loans, consumer loans, and a variety of commercial and consumer demand, savings, and time deposit products. SEB also offers internet banking, on-line cash management, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, and access to a network of ATMs. In addition, through an affiliation with a third party broker-dealer, SEB also provides securities brokerage and investment advisory services. SEB’s banking facilities are predominantly located in rural communities on or near the Atlantic coast with populations less than 50,000. The Company operates these seventeen full-service banking offices within one business segment, community banking. At December 31, 2009, SEB’s total assets approximated $420,000,000.

The following table provides basic information and summary demographic data on the Company’s markets. Further discussion regarding local real estate market conditions is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report. A list of SEB offices is provided in Part I, Item 2.

Market/ County	Number of Offices	Total Deposits[1]	Market Share[2]	Population[3]	Population Growth[4]	Employment Growth[5]	Unemployment Rate[6]
(Dollars in thousands)

Florida:
Nassau	3	$59,879	6.81%	70,576	22.4%	(4.8)%	11.3%

State of Florida					16.0	(4.0)	11.6

Georgia:
McIntosh	2	$54,192	68.38%	11,378	4.9%	(3.6)%	9.7%
Brantley	2	55,271	68.29	15,643	6.9	(3.6)	10.9
Bryan	1	6,654	1.92	32,559	39.0	(3.7)	8.0
Camden	3	56,882	10.04	48,277	10.6	(4.0)	9.2
Charlton	1	58,270	56.44	10,725	4.3	(5.3)	10.7
Coffee	2	20,390	3.08	40,868	9.2	(10.4)	16.9
Glynn	2	16,787	0.69	76,820	13.7	(3.6)	8.4
Jeff Davis	1	23,446	14.14	13,659	7.7	(5.8)	14.4
	14	$291,892
	17	$351,771
State of Georgia					20.1%	(5.4)%	10.0%

National Total					9.1%	(3.6)%	9.7%

1Dollar amounts at December 31, 2009.

2Based on the FDIC Summary of Deposits market share report as of June 30, 2009.

3Estimated July 1, 2009 population provided by the U.S. Census Bureau.

4Estimated percentage population change from 2000 – 2009 provided by the U.S. Census Bureau.

5Percentage change in employment growth (not seasonally adjusted) for the period December 2008 – December 2009 based on preliminary figures from the Bureau of Labor

  Statistics.

6Unemployment rate (not seasonally adjusted) as of December 2009 provided by the Bureau of Labor Statistics.

The Federal Reserve Bank of Atlanta is the principal correspondent of SEB; virtually all checks and electronic payments are processed through the Federal Reserve. SEB also maintains accounts with other correspondent banks in Georgia, Florida, and Alabama.

3.            Competition.    The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. In its markets, the Company faces direct competition from both larger regional banks and smaller community banks, thrifts, and credit unions in attracting and retaining commercial and consumer accounts. Competition is amplified in some smaller markets as more financial service providers compete for fewer customers. The Company also faces increasingly aggressive competition from other domestic lending institutions and numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously reserved for commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions, potentially changing the competitive environment in which the Company conducts its business significantly. Certain of the Company’s competitors have greater financial resources or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract customers, either of which would adversely affect the Company’s profitability. Key factors in competing for customer accounts include interest rates, fee structures, range of products and services offered, convenience of office and ATM locations, and technological innovations.

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

The Company’s ability to expand remains subject to various federal and state laws and other regulatory restrictions that may exist now or in the future. See “Government Supervision and Regulation” below for a more detailed discussion of these laws and restrictions.

4.            Government Supervision and Regulation.    As a bank holding company, the Company is subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (“GDBF”), with branches in Georgia and Florida, is subject to supervision and regulation by the GDBF and the Federal Deposit Insurance Corporation (“FDIC”). SEB is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of SEB. In addition to the impact of regulation, the Company’s financial position and results of operation are also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. Techniques used by the Federal Reserve include setting reserve requirements of financial institutions and establishing rates on borrowings.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches across state lines by merging with a bank in another state, subject to certain restrictions. A bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without prior approval of the Federal Reserve.

A number of obligations and restrictions imposed on bank holding companies and their bank subsidiaries by federal law and regulatory policy are designed to reduce potential loss exposure to bank depositors and to the FDIC insurance fund in the event of actual or possible default. For example, Federal Reserve policy requires a bank holding company to serve as a source of financial strength to, and commit resources to support, its bank subsidiaries where it might refuse absent such policy. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends largely upon whether the applicable institution is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as those terms are defined under regulations issued by each of the federal banking agencies.

The Federal Reserve and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve risk-based guidelines define a tier-based capital framework. Tier 1 capital includes common shareholders’ equity, minority interests, and qualifying preferred stock, less goodwill and other adjustments, as applicable. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt, the allowance for loan losses up to a certain amount, and a portion of any unrealized gain on equity securities, also as applicable. The sum of Tier 1 and Tier 2 capital represents the Company’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent, and a leverage ratio of at least five percent and not be subject to a capital directive order. The Company and SEB are considered “well-capitalized” by their respective federal banking regulators. The Company’s capital position is delineated in Note 14 to the Consolidated Financial Statements and in the Capital Adequacy section of Part II, Item 7.

Regulators also must take into consideration: (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as part of an institution’s regular safety and soundness examination. In addition, regulators may choose to examine other factors in order to evaluate the safety and soundness of financial institutions. For example, regulators have begun to focus on “Tier 1 common equity,” which is the proportion of Tier 1 capital that is common equity. As the Company’s Tier 1 capital is comprised entirely of common equity, its Tier 1 capital and Tier 1 common equity are the same. Notwithstanding the focus on Tier 1 common equity, regulators have expressed the need for increased capital in bank holding companies and their subsidiaries; management expects that minimum required capital levels will increase in the future. The Basel Committee has issued two consultative documents proposing reforms to bank capital and liquidity regulation; specific proposals, which are expected to emphasize common equity as the predominant component of Tier 1 capital and require new liquidity measures, will be released in December 2010.

There are various legal and regulatory limits on the amount of dividends and other funds SEB may pay or otherwise supply the Company and likewise, dividends the Company may pay its shareholders. In the current financial and economic environment, the Federal Reserve has cautioned bank holding companies about dividend policy and discouraged high payout ratios unless both asset quality and capital are stellar. See Part II, Item 5 for current dividend guidance. Federal and state regulatory agencies have the authority not only to prevent a bank or bank holding company from paying a dividend but also to prevent participation in any activity that, in the agency’s opinion, would constitute an unsafe or unsound practice. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC recently increased the amount of deposits it insures from $100,000 to $250,000. This increase is temporary and will continue through December 31, 2013. Additionally, under the temporary liquidity guarantee program (the “TLGP”), many transactional accounts are fully insured, as described below. The Bank pays an insurance premium into the DIF based on the total amount in each individual deposit account held at the Bank, up to $250,000 for each account. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Specifically, the FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities, and brokered deposits applicable to each institution. Finally, certain risk multipliers may be applied to the adjusted assessment. In 2009, the FDIC increased the amount assessed on financial institutions by increasing its risk-based deposit insurance assessment scale uniformly by seven basis points. The assessment scale for 2009 ranged from twelve basis points of assessable deposits for the strongest institutions to fifty basis points for the weakest. In 2009, the FDIC also adopted a uniform three basis points increase across all risk categories to be effective starting January 1, 2011. The increased assessments significantly affected the Bank’s profitability in 2009 and will continue to do so in 2010 and beyond. On November 12, 2009, the FDIC approved a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. An insured institutions’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company’s prepayment of DIF premiums made on December 29, 2009 resulted in a prepaid asset of $1,825,119, which is included in other assets on the Consolidated Balances Sheets.

In November 2008, the FDIC created the TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt and providing full coverage of noninterest-bearing transactional accounts of financial institutions. The Company did not issue any debt under the debt guarantee program, which closed to new issuances October 31, 2009. The Company continues to participate in the transaction account guarantee program, which is scheduled to expire December 31, 2010 if not extended for an additional year. Under this program, the FDIC insures the funds in all noninterest-bearing transaction accounts greater than $250,000, including NOW accounts with rates of 0.50% or less through June 30, 2010 and 0.25% thereafter. The FDIC assesses an annualized fee of 15 – 25 basis points on balances in noninterest-bearing transaction accounts exceeding $250,000 based on the institution’s assigned risk category.

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

Under the Community Reinvestment Act (“CRA”), SEB, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and consider such record in its evaluation of certain applications, such as applications for a merger or establishment of a branch. An unsatisfactory rating may be used as the basis for denial of an application by the federal banking regulator. SEB received a satisfactory rating in its most recent CRA exam.

The USA Patriot Act of 2001 (“Patriot Act”) substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, and clarifies the safe harbor from civil liability to customers. The United States Department of the Treasury (the “Treasury Department”) has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain accounts for “non-United States persons” or their representatives to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Bank regulators review anti-money laundering compliance during their examinations, and the Company continues to enhance its anti-money laundering compliance programs, as applicable.

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

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and its impact on the Company are discussed in the Corporate Governance section of Part II, Item 7.

In 2009, the Federal Reserve adopted amendments to its Regulation E that will restrict the Company’s ability to charge overdraft fees on debit card and ATM transactions beginning in July 2010. Additionally, Congress is currently debating legislation that would impose further restrictions on overdraft fees. As overdraft fees have historically comprised a significant source of noninterest income, the new restrictions will adversely affect the Company’s profitability.

There have been a number of legislative and regulatory proposals that would have an impact on the operation of bank holding companies and their subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

5.            Employees.    At December 31, 2009, the Company and its subsidiary had 152 full-time and 7 part-time employees. The Company offers a competitive compensation and benefits package to its employees, and management considers its employee relations to be good.

6.            Additional Information.    Through its Internet website at www.southeasternbank.com, the Company provides a direct link to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Act”). Reports accessible from this link include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy materials. Copies of these filings may also be obtained free of charge directly from the Securities and Exchange Commission (“SEC”) website at www.sec.gov. Additionally, the public may read and copy any materials the Company files with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Our business is subject to certain risks, including those described below. These risks are not the only risks we face. New risks may emerge at any time, and risks we presently deem immaterial may become material. We cannot predict such risks or estimate the extent to which they may affect our financial performance, business, and prospects. More detailed information concerning these and other risks is contained in other sections of this Form 10-K.

Difficult market conditions have adversely affected our industry and business.

Dramatic declines in the housing market over the past three years, with falling home prices and increasing foreclosures, unemployment, and underemployment, have negatively impacted the credit performance of real estate-related loans and resulted in significant write-downs of asset values by financial institutions, including us. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition, and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us.

As a result of the negative developments in the financial industry, new federal and state laws and regulations regarding lending, funding practices, and liquidity standards have been enacted, and bank regulatory agencies have been, and are expected to continue being, aggressive in responding to concerns and trends identified in examinations. Difficult market conditions and the impact of new legislation in response to these developments could restrict our business operations, including our ability to originate loans.

Deteriorating credit quality, particularly with respect to real estate loans, has adversely impacted us and may continue to adversely impact us, leading to higher charge-offs and/or an increase in our provision for loan losses.

Beginning in late 2007 and continuing through 2010, the housing and real estate sectors in our markets experienced a severe economic downturn that accelerated through 2009 and continues in 2010. At December 31, 2009, approximately 84% of our total loans were collateralized by real estate, including $111,102,741 in construction and development loans. Our construction and development loans comprised 75.06% of nonperforming loans, 14.30% of loans past due 90 days or more, and 25.17% of loans past 30 - 89 days at December 31, 2009. The vast majority of our construction and development loans as well as nonperforming assets are based in our coastal Georgia markets. Most of our residential builders construct houses in the $150,000 - $250,000 selling price range and carry inventories of lots for new construction. The supply of vacant, developed lots has increased as the number of new building permits and housing starts declined. Additionally, since August 2008, the FDIC has placed over 50 Georgia and Florida-based financial institutions into receivership, and we believe institutions in our geographic footprint will be placed into receivership in the future. The sale of these financial institutions’ assets at depressed prices could negatively affect the value of our real estate collateral and other real estate. Aggressive discounting of foreclosed properties by larger banks will similarly affect asset values. We believe it may take more than three years for the market to fully absorb the existing lot inventories in some areas. If economic conditions continue to worsen or deteriorate, additional charge-offs and further increases to the allowance for loan losses will be necessary.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decline significantly.

Our success depends, to a significant extent, on the quality of our assets, particularly loans. Like other financial institutions, we face the risk that our customers will not repay their loans, the collateral securing the payment of those loans may be insufficient to assure repayment, and we may be unsuccessful in recovering the remaining loan balances. The risk of loss varies with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and the value of the real estate and other collateral, among other things. Management makes various assumptions and judgments about the collectibility of our loan portfolio after considering these and other factors. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of the portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and nonaccruals, national and local economic conditions, and other pertinent information, including the results of external loan reviews. However, those established loan loss reserves may prove insufficient. If we are unable to raise revenue to compensate for these losses, such losses could have a material adverse effect on our operating results.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further charge-offs, based on judgments different than those of management. Higher charge-off rates and an increase in our allowance for loan losses may hurt our overall financial performance and increase our cost of funds. In 2009, we recorded a $5,890,000 provision for loan losses compared to $1,348,000 in 2008. The increase was necessary to cover substantial increases in nonperforming loan volumes during 2009. We expect overall credit conditions and the performance of our loan portfolio to continue deteriorating in the near term. And, although we expect to continue provisioning for loan losses in 2010 and beyond, we can make no assurance that our allowance will adequately cover future loan losses given current and future market conditions. The Company recognized a net loss approximating $1,200,000 in the first quarter of 2010 due largely to such provisioning.

Additionally, we will realize future losses if the proceeds we receive upon liquidation of nonperforming assets, particularly foreclosed real estate, are less than the carrying values of such assets.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. Our failure to comply with these requirements can lead to administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and litigation, among other remedies. Many of these regulations are intended to protect depositors, the public, and the FDIC rather than shareholders. The laws and regulations applicable to the banking industry are changing rapidly to reflect the government’s concerns about the economy and the banking system, and we cannot predict the effects of these changes on our business and profitability. Legislative and regulatory changes could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we offer and/or increasing the ability of non-banks to offer competing financial services and products. For example, the Federal Reserve recently adopted amendments to its Regulation E, which are effective on July 1, 2010. The changes will impact our ability to charge overdraft fees and reduce our corresponding fee income. Additionally, various legislative bodies have considered altering the existing framework governing creditors’ rights, which would change loan modification procedures and lengthen the foreclosure process.

Our net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets, and competition in our primary market area.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income we earn on interest-earning assets, such as loans and investment securities, and the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in general market interest rates, including changes resulting from the Federal Reserve’s fiscal and monetary policies, affect us more than non-financial institutions and can have a significant effect on our net interest income and total income.

The Federal Reserve most recently reduced benchmark interest rates for federal funds on three separate occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a 0% - 0.25% range, during 2008. No changes were made to the federal funds rates in 2009. A significant portion of our loans, including residential construction and development loans and other commercial loans, bear interest at variable rates. The interest rates on these loans fall when the Federal Reserve reduces interest rates, while the interest we pay on deposits and other liabilities may not change in the same amount or at the same rates. Accordingly, declines in interest rates may reduce our net interest income. Conversely, an increase in interest rates may reduce demand for consumer and commercial credit. Increases in interest rates will reduce borrowers’ cash flow, which may adversely affect their ability to repay their loans.

Changes in the level of interest rates may also negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of assets, all of which ultimately affect earnings. A decline in the market value of our assets, including loans and securities, may limit our ability to borrow additional funds or result in lenders requiring additional collateral from us under our loan agreements. We could be required to sell loans and investment securities under adverse market conditions, upon terms that are not favorable to us, in order to maintain liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. Changes in Federal Reserve policies and laws are beyond our ability to predict or control.

Increased nonperforming loans and the overall decline in interest rates reduced our net interest income substantially during 2009 and could cause additional pressure on net interest income in 2010 and future periods. This reduction in net interest income may also be exacerbated by the competition we face in our primary market area and the higher cash balances being carried currently. Any significant reduction in our net interest income will negatively affect our business and could have a material adverse impact on our capital, financial condition, and results of operations.

We face strong competition from other financial service providers.

We operate in a highly competitive market for the products and services we offer. The competition among financial services providers to attract and retain customers is strong. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Some competitors may be better able to provide a wider range of products and services over a greater geographic area. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as super-regional and national financial institutions that operate offices in our market areas and elsewhere. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory, and technological changes, and continued consolidation. Many of our competitors have greater financial resources and/or fewer regulatory constraints and some have lower cost structures. While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification, and inability to spread our marketing costs across a broader market. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to keep or attract customers, either of which could adversely affect our profitability.

Additionally, customers could pursue alternatives to bank deposits and bank transactions, causing us to lose a relatively inexpensive source of funding and fee income. For example, customers may perceive other investments, such as the stock market, as providing superior returns. And, technology now allows consumers to completely bypass banks in paying bills, transferring funds, and completing other financial transactions. This process could result in loss of deposits and related fee income. Conversely, when customers move borrowing relationships to other parties, we lose interest income.

If problem asset levels and real estate concentrations are not reduced, we could face formal regulatory action and loss of liquidity facilities.

If our problem asset levels and real estate concentrations are not reduced, we could face a formal regulatory order and significant loss of liquidity facilities, including fed funds lines from correspondent banks. Our future lending activities and growth prospects could be significantly curtailed, and we could be required to take significant write-downs on problem assets. Publication of an enforcement order could harm our reputation and result in loss of deposits and market share. Besides our financial condition and operating results, our stock price could be materially and adversely affected.

Our financial instruments carried at fair value expose us to certain market risks.

We maintain an available-for-sale securities portfolio, which includes various types of debt instruments and maturities. Instruments carried at fair value are exposed to market risks related to changes in interest rates, market liquidity, and default risks. Changes in the market values of these instruments could have a material adverse impact on our financial condition. Additionally, accounting regulations may require us to record other-than-temporary impairment losses as further disclosed in Notes 1 and 2 to the Consolidated Financial Statements. We may classify additional financial assets or liabilities at fair value in the future.

Departures of our key personnel may harm our ability to operate successfully.

Our success has been and continues to be largely dependent on the services of our senior management team, including our senior loan officers, many of whom have significant relationships with our customers. Our continued success will depend, to a large extent, on the continued service of these key personnel.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin, and our overall liquidity.

We have historically had access to alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. For example, correspondent financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the overall economy. If our access to these liquidity sources is diminished, or only available on unfavorable terms, then our net income, net interest margin, and overall liquidity position could be adversely affected.

Fluctuations in our expenses and other costs may hurt our financial results.

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many competitors provides them with increased operational efficiencies, we must successfully manage such expenses. As our business develops, changes, or expands, additional expenses can arise.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. Due to the large number of bank failures depleting the DIF, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment increased noninterest expense $177,000 in 2009. In addition, the FDIC required financial institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The Bank’s prepayment approximated $2,000,000. The rule also provides for increasing the assessment rates three basis points effective January 1, 2011. If FDIC deposit insurance premiums and assessments continue to increase, our financial condition and results of operations will be adversely affected.

We must respond to rapid technological and other changes that may be more difficult or expensive than anticipated.

Our success depends, in part, on the ability to adapt products and services to evolving industry standards. Financial institutions face mounting pressure to provide products and services at lower prices which can significantly reduce profitability. This practice can reduce net interest income and noninterest income from fee-based products and services. In addition, the widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt existing products and services or develop new products and services. We may not be successful in introducing new products and services in response to industry trends or development in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract customers, or be subject to cost increases.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure such as processing, internet connections, and network access. Any disruption in services provided by these third parties could adversely affect our ability to deliver products and services to customers and otherwise conduct business. Technological or financial difficulties of a third party service provider could adversely affect our business if those difficulties result in the interruption or discontinuation of services provided by that party. Our insurance coverage may be inadequate to cover losses resulting from system failures or other disruptions. Failures in our business infrastructure could increase the costs of doing business.

We rely on our systems, employees, and certain counterparties, and certain failures could materially and adversely affect our operations.

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and record-keeping errors, and computer/telecommunications malfunctions. Our business is dependent on our ability to process a large number of increasingly complex transactions. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially and adversely affected. We are similarly dependent on our employees. We could be adversely affected if one of our employees causes a significant operational breakdown or failure of our operations or systems, either as a result of human error, sabotage, or fraudulent manipulation. Third parties with whom we do business could also be sources of operational risk to us due to breakdowns or failures of such parties’ own systems or employees. Any of these occurrences could diminish our ability to operate.

Disruptions of our operating systems from events wholly or partially beyond our control, including computer viruses, electrical or telecommunications outages, or natural disasters could occur. Such disruptions may interrupt our customer services and cause loss or liability to us. In addition, our controls and procedures as well as business continuity and data security systems could prove inadequate. For example, we could be susceptible to hacking or identity theft. Any such failure could require us to expend significant resources to correct the defect and expose us to litigation or losses not covered by insurance.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other data. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on independent auditors’ reports.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of clearing, counterparty, or other relationships. We have exposure to industries and counterparties, and we routinely execute transactions with other parties, including broker-dealers and other commercial banks. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or other institutions. Many of these transactions expose us to credit risk in the event of default of the other party or customer. Resultant losses could materially and adversely affect our results of operations.

Hurricanes and other natural disasters may adversely affect our loan portfolio and operations and increase the cost of doing business.

Large scale natural disasters may significantly affect our loan portfolio by damaging properties pledged as collateral and impairing the ability of certain borrowers to repay their loans. The nature and level of natural disasters cannot be predicted and may be intensified by global climate change. The ultimate impact of a natural disaster on future financial results is difficult to predict and will be affected by numerous factors, including the extent of damage to collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the disaster affect borrowers’ ability to repay their loans, and the cost of collection, foreclosure moratoriums, and other accommodations granted to borrowers and other customers.

Negative public opinion could damage our reputation and adversely impact business and revenues.

As a financial institution, our earnings and capital are subject to risks associated with negative public opinion. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, corporate governance, or from actions taken by regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep or attract customers and expose us to litigation and regulatory action.

Changes in accounting policies or standards could materially impact our financial statements.

Our accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes, which can be hard to predict, can materially impact how we record and report our financial condition and results of operations. Because of the uncertainty surrounding our judgments and estimates pertaining to our accounting policies, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See the Critical Accounting Policies in Part II, Item 7, and Note 1 to the Consolidated Financial Statements for more information.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed in reports we file or submit to the SEC is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, that alternative reasoned judgments can be drawn, or that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

The costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results, and financial condition.

From time to time, we may be involved in litigation, investigations, or similar matters arising out of our business. Our insurance may not cover all claims asserted against us, and such claims, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, our business, financial condition, and results of operations will be impacted. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 29% of our outstanding common stock as of December 31, 2009. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

The trading volume in our common stock has been low, and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

The trading volume in our common stock has been relatively low. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. As a result, it may be more difficult for you to sell a large block of shares at the same price you could sell a smaller number of shares.

Sales of substantial amounts of common stock, or the potential for large amounts of sales, may cause the price of our common stock to decline or impair our future ability to raise capital through sales of stock.

Our stock price can be volatile.

The current market price of our common stock may not be indicative of future prices. Our stock price could fluctuate widely in response to a variety of factors including:

•	Actual or anticipated variations in earnings;

•	Changes in dividends;

•	Actions by government regulators;

•	News reports of trends, concerns, and other issues related to the financial services industry;

•	Operating and stock performance of other companies deemed to be peers;

•	Announcement of developments related to our business;

•	New technology or services offered by traditional and non-traditional competitors;

•	Changes in analysts’ recommendations or projections; and

•	Cyclical fluctuations

Our ability to pay dividends is limited, and we may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of SEB to pay dividends to the Company is likewise limited by its own obligation to maintain sufficient capital and meet regulatory mandates. Unless regulatory approval is granted, SEB cannot pay a dividend in 2010. Any dividends paid to common shareholders in 2010 will come from the Parent Company’s cash reserves. Should these cash reserves dwindle or the Board not declare dividends due to regulatory moratorium, capital considerations, or earnings pressure, common shareholders will not receive a cash payout. Such dividend reductions could adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Company Property.    The Company’s executive offices are located in SEB’s main banking office at 1010 North Way, Darien, Georgia.

Banking Facilities.    Besides its main office in Darien, SEB has sixteen other banking offices in northeast Florida and southeast Georgia as shown in the table below:

Banking Offices

Florida	542238 US Highway 1 Nassau County Callahan, Florida 32011	463128 State Road 200 Nassau County Yulee, Florida 32097

15885 County Road 108 Nassau County Hilliard, Florida 32046

Georgia	15 Trade Street Glynn County Brunswick, Georgia 31525	1501 GA Highway 40 East Camden County Kingsland, Georgia 31548

	601 Palisade Drive Glynn County - Southport Brunswick, Georgia 31523	105 Bacon Street Brantley County Nahunta, Georgia 31553

	620 S. Peterson Avenue Coffee County Douglas, Georgia 31533	910 Van Streat Highway Coffee County Nicholls, Georgia 31554

Banking Offices, continued:

Georgia	15039 Highway 17 McIntosh County Eulonia, Georgia 31331	2004 Highway 17 Bryan County Richmond Hill, Georgia 31324

	4233 Second Street North Charlton County Folkston, Georgia 31537	2512 Osborne Road Camden County St. Marys, Georgia 31558

	14 Hinson Street Jeff Davis County Hazlehurst, Georgia 31539	414 Bedell Avenue Camden County Woodbine, Georgia 31569

4604 Main Street East Brantley County Hoboken, Georgia 31542

The Company owns all of its main office and branch facilities except its Southport facility in Brunswick. The annual lease expense for the Southport facility, which is located in a shopping center at 601 Palisade Drive, approximates $24,000; the remaining term of this operating lease is less than one year. All of the Company’s properties except Eulonia have been renovated in the last six years.

The Company also owns three parcels of land that are being held for future expansion; two parcels are located in Glynn County, in the Southport and Sterling areas, and the third in Brantley County, near Waynesville.

See Note 4 to the Consolidated Financial Statements for further property information.

Item 3.    Legal Proceedings.

The Company and its subsidiary are parties to claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management and counsel that none of these matters, when resolved, will have a material effect on the Company’s results of operations or financial position.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company’s stock trades publicly over-the-counter under the symbol “SEBC.” The high and low sales prices shown below are based on information being posted to electronic bulletin boards by market-makers in the Company’s stock. These market prices may include dealer mark-up, markdown, and/or commission. Prices paid on treasury stock purchases with non-brokers are excluded from these results.

The following table sets forth the high and low sales prices, the cash dividends declared, and earnings per share on the Company’s common stock during the periods indicated.

Market Sales Price, Dividends Declared, &	Quarter	Sales Price		Dividends Declared	Basic & Diluted Earnings (Loss)
Earnings (Loss) Per Share		High	Low

2009	4th	$11.75	$8.25	$0.06 1/2	$(0.09)
	3rd	13.00	11.00	0.06 1/2	0.09
	2nd	16.00	11.50	0.08 1/2	0.03
	1st	14.00	11.00	0.08 1/2	0.20
2008	4th	$19.00	$12.90	$0.12 1/2	$(0.02)
	3rd	20.75	16.25	0.25	0.36
	2nd	21.00	20.00	-	0.40
	1st	23.15	19.75	0.25	0.38
2007	4th	$26.50	$24.10	$0.25	$0.64
	3rd	29.00	25.60	0.14	0.52
	2nd	29.00	27.25	0.14	0.52
	1st	30.00	28.20	0.14	0.52

The Company had approximately 500 shareholders of record at December 31, 2009.

The Company has paid regular cash dividends on a quarterly basis every year since its inception. Additionally, in prior years, the Company declared an “extra” dividend in the fourth quarter which was paid the following January. Effective in 2008, the Company no longer pays an “extra” dividend in January of each year; rather, any dividends are anticipated to be paid in equal installments over four quarters. In 2008, declared dividends were paid in January, April, September, and December. Effective 2009, declared dividends are paid in the same quarter as declared – i.e. March, June, September, and December. The change in dividend structure was made to better align the Company with market practices. See the Capital Adequacy section of Part II, Item 7 for more details.

Notwithstanding the new payment schedule, the Board approved a 50% reduction in the quarterly dividend from $0.25 per share to $0.12 1/2 per share in the fourth quarter of 2008. The quarterly dividend was further reduced to $0.08 1/2 per share in the first and second quarters of 2009 and $0.06 1/2 per share in the third and fourth quarters of 2009. The dividend reduction reflects management’s proactive management of capital through a period of economic uncertainty and earnings pressure in the financial industry. The dividend reduction strengthens the Company’s overall balance sheet by retaining not only capital but also cash. Additionally, regulators have instructed financial companies to set any dividend payouts with the current economic crisis in mind. The Company declared and paid a $0.06 1/2 dividend in the first quarter of 2010 but cannot guarantee that additional dividends will be paid in 2010. The Parent Company only financial condition, including cash reserves, is disclosed in Note 19 to the Consolidated Financial Statements.

The Company’s ability to pay dividends is dependent on operating results, capital adequacy, and the availability of liquid assets for distribution. The Company is a legal entity separate and distinct from its bank subsidiary, and its revenues depend primarily on the payment of dividends from SEB. Unless regulatory approval is granted, SEB cannot pay a dividend to the Company until its operating performance improves and credit losses abate. See the Nonperforming Assets section of Part II, Item 7 for more details on problem asset trends and their resultant effect on earnings.

The Company manages capital largely through dividends and share repurchases authorized by the Board of Directors. Capital needs are assessed based on numerous factors, including the economic climate, growth projections, and regulatory mandates. In 2009, the Company repurchased 37,800 shares at an aggregate price of $452,999 and in 2008, 2,000 shares at an aggregate price of $42,127. As of December 31, 2009, the Company was authorized to purchase treasury shares valued at $6,196,969 under current Board resolutions. Any acquisition of additional shares will be dictated by market conditions, capital considerations, and any regulatory restrictions. There is no expiration date for the treasury authorization.

Treasury purchases made during 2009 are summarized in the next table.

Share Repurchases - 2009	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs[1]
January - February	-	-	-	$6,649,968
March	18,000	$12.56	18,000	6,423,882
June-August	-	-	-	6,423,882
September	19,800	11.46	19,800	6,196,969
October - December	-	-	-	6,196,969
Total	37,800	$11.98	37,800

1On December 12, 2007, the Board of Directors increased the existing authorization for treasury stock purchases from $10,000,000 to $15,000,000.

Subsequent to December 31, 2009, the Company purchased an additional 9,143 treasury shares at an aggregate purchase price of $91,430 or $10.00 per share. The treasury purchase is expected to create additional value for shareholders long-term.

The line graph below compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the NASDAQ Stock Index and The Carson Medlin Company’s Independent Bank Index (the “IBI”) for the five years commencing December 31, 2004 and ending December 31, 2009. Management believes the IBI, which comprises a group of 25 independent community banks located in the southeastern United States, provides an appropriate comparison with industry peers. The graph assumes the value of the investment in the Company’s common stock and each index was $100 on December 31, 2004.

	Cumulative Total Return for the Years Ended December 31
Index	2004	2005	2006	2007	2008	2009
Southeastern Banking Corporation	100	113	118	106	59	45
Independent Bank Index	100	108	125	91	73	85
Nasdaq Index	100	102	112	122	59	80

Item 6.    Selected Financial Data.

Selected financial data for the last five years is provided in the table below and on the next page:

Financial Data	2009	2008		2007	2006	2005
(Dollars in thousands except per share data)

Summary of Operations:
Interest income	$21,120	$24,798		$29,148	$26,513	$22,879
Interest expense	5,833	8,093		9,905	6,869	4,269
Net interest income	15,287	16,705		19,243	19,644	18,610
Provision for loan losses	5,890	1,348		305	110	340
Noninterest income	4,450	3,570		5,153	3,728	3,529
Noninterest expense	13,626	14,048		13,708	13,577	12,447
Income before income tax expense (benefit)	221	4,879		10,383	9,685	9,352
Income tax expense (benefit)	(513)	1,329		3,352	3,110	2,877
Net income	$ 734	$ 3,550		$ 7,031	$ 6,575	$ 6,475

Net interest income – FTE[2]	$15,887	$17,356		$19,982	$20,371	$19,429
Selected Average Balances:
Total assets	$413,957	$429,152		$410,126	$388,869	$388,516
Earning assets[4]	380,018	393,756		379,257	360,589	359,743
Loans, net of unearned income	282,946	270,133		268,445	236,120	218,211
Investment securities	89,642	118,486		106,369	117,055	125,672
Deposits	341,863	356,559		343,209	328,491	329,762
Shareholders’ equity	57,146	57,310		54,852	51,615	50,851
Selected Year-End Balances:
Total assets	$421,056	$434,987		$436,386	$410,302	$388,691
Earning assets[4]	369,683	396,795		390,952	375,140	357,283
Loans, net of unearned income	275,726	279,757		269,477	247,765	223,791
Allowance for loan losses	7,170	4,929		4,510	4,240	4,311
Investment securities	74,626	115,480		120,460	126,286	117,376
Deposits	351,771	349,810		362,056	341,951	328,801
Long-term debt	5,000	5,000		5,000	5,000	5,000
Treasury stock	8,803	8,350		8,308	7,356	6,757
Shareholders’ equity	56,559	57,184		56,737	52,186	49,401
Per Share Ratios:
Basic and diluted earnings	$0.23	$1.12		$2.19	$2.04	$1.97
Dividends declared	0.30	0.62	1/2	0.67	1.02	1.02
Book value	18.02	18.00		17.85	16.24	15.27
Market price:
High	16.00	23.15		30.00	30.00	28.50
Low	8.25	12.90		24.10	26.00	25.00
Common Share Data:
Outstanding at end of year	3,138,531	3,176,331		3,178,331	3,213,600	3,235,002
Basic and diluted weighted average outstanding	3,155,757	3,177,101		3,204,024	3,223,104	3,286,428

Financial Data, continued:	2009	2008	2007	2006	2005
(Dollars in thousands except per share data)

Financial Ratios and Other Data:
Profitability:
Return on average assets	0.18%	0.83%	1.71%	1.68%	1.67%
Return on beginning equity	1.28	6.26	13.47	13.31	13.15
Return on average equity	1.28	6.19	12.82	12.74	12.73
Net interest margin – FTE[2]	4.18	4.41	5.27	5.65	5.40

Liquidity:
Net loans[1] to total deposits	78.38	79.97	74.43	72.46	68.06
Average loans[1] to average earnings assets	74.46	68.60	70.78	65.48	60.66
Noninterest-bearing deposits to total deposits	15.73	15.90	17.80	23.68	24.25

Asset Quality:
Net charge-offs to average loans[1]	1.28	0.34	0.01	0.08	0.07
Nonperforming assets to net loans[1] plus foreclosed/repossessed assets	10.43	3.59	0.40	0.51	0.67
Allowance for loan losses to net loans[1]	2.60	1.76	1.67	1.71	1.93
Allowance to nonperforming loans	0.33	0.69	6.16	4.40	3.35

Capital Adequacy:
Tier 1 capital ratio[3]	17.90	17.40	17.93	18.36	19.73
Total capital ratio	19.17	18.66	19.18	19.61	20.98
Tier 1 leverage ratio	14.00	13.61	13.60	13.05	13.10
Dividend payout ratio	129.11	55.94	30.45	49.90	51.36

1Net of unearned income

2Financial ratios marked “FTE” are presented on a federal taxable-equivalent basis, using a tax rate of 34%.

3The Company’s tier 1 common equity is the same as its tier 1 capital ratio.

4Bank-owned life insurance is not included in the earning assets total.

In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect treasury stock purchases. The FTE adjustments, totaling approximately $600,000, $651,000, $739,000, $727,000, and $819,000 in 2009—2005, apply to interest earnings on tax-exempt loans and municipal securities.

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

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation, with assets exceeding $421,055,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank, the Company’s wholly-owned commercial bank subsidiary chartered in 1888, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with a third party broker-dealer, provides insurance agent and investment brokerage services.

FINANCIAL CONDITION

Consolidated assets totaled $421,055,625 at year-end 2009, down $13,930,924 or 3.20% from December 31, 2008. Declines in investment securities and net loans were primary factors in the 2009 results. Specifically, investment securities declined $40,853,496, and net loans, $6,271,365; cash & cash equivalents, which includes correspondent balances at the Federal Reserve and federal funds sold, increased $26,245,111, while other real estate balances grew $4,899,224. Loans comprised approximately 75%, investment securities, 20%, and interest-bearing deposits in other banks, 4%, of earning assets at December 31, 2009 versus 70%, 29%, and 0% at December 31, 2008. Federal funds sold and Federal Home Loan Bank (“FHLB”) stock each comprised less than 1% of earning assets both years. Overall, earning assets approximated 88% of total assets at year-end 2009 and 91% at December 31, 2008. During the year-earlier period, total assets declined a modest $1,399,168 or 0.32%. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources as well as the higher cash balances being maintained currently.

Investment Securities

As further discussed in Note 2 to the Consolidated Financial Statements, the Company transferred all investment securities classified as held-to-maturity to the available-for-sale category on February 2, 2009. The amortized cost of the transferred securities totaled $28,811,418, and the market value, $29,269,028. The Company recorded a $302,023 reclassification adjustment to accumulated other comprehensive income, net of tax, as a result of the transfer. The transfer provides management more flexibility in managing the portfolio.

Overall, investment securities declined $40,853,496 or 35.38% at December 31, 2009 compared to 2008. No securities were purchased in 2009 as management sought to reduce holdings of corporate securities and improve the Company’s overall liquidity position; additionally, participation in the TLGP program reduced the need for securities collateral for public funds deposits. Proceeds from sales of securities totaled $15,431,591 during 2009. Approximately $11,239,740 or 73% of the 2009 sales occurred in the corporate sector, 15% in the U.S. Government and federal agency sector, and 12% in the municipal sector. Gross realized gains on these sales were $284,727, and gross realized losses, $124,713. The $124,713 gross realized loss was recognized on two holdings of the same corporate issuer. In 2008, the Company recognized a net gain of $178,655 on the sale of $12,205,989 residential mortgage-backed agency securities and U.S. Government-sponsored enterprise securities sold for liquidity purposes. The remaining redemptions both years were largely attributable to various issuers’ exercise of call options and prepayments in the normal course of business and also, the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. At December 31, 2009, residential mortgage-backed agency securities, municipals, and corporates comprised 23%, 30%, and 14% of the portfolio; other agency and U.S. Government enterprise securities together comprised 33%. Overall, securities comprised 20% of earning assets at December 31, 2009, down from 29% at year-end 2008. The portfolio yield approximated 5.31% in 2009, down 10 basis points from 2008. Yields are expected to decline moderately during 2010 due largely to the corporate sales discussed above; on a weighted average basis, these corporate securities had higher yields than many of the other holdings in the portfolio.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 56.15% of the carrying value of debt securities, including mortgage-backed securities, being backed by U.S. Government agency and U.S. Government-sponsored enterprises at December 31, 2009. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $17,169,590 residential mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) at December 31, 2009. Residential mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. In September 2008, the U.S. Government placed FNMA and FHLMC under regulatory conservatorship, easing credit concerns about these two entities. In early 2010, the U.S. Treasury again reiterated its support of FNMA and FHLMC. Fortunately, the Company did not own any FNMA or FHLMC common or preferred stock. Besides FNMA and FHLMC, the Company also owned Ginnie Mae mortgage securities with a carrying value of $396,143 at December 31, 2009. U.S. Government and federal agency holdings comprised U.S. Small Business Administration obligations, and U.S. Government-sponsored enterprise holdings comprised FHLB, FHLMC, and Federal Farm Credit Bank obligations at December 31, 2009. Recently, credit concern surrounding the FHLB system has been widespread. The FHLB obligations owned by the Company carry the highest rating available from Moody’s and Standard and Poor’s. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock, which totaled $1,313,800 at December 31, 2009, is included in other assets and recorded at cost.

As noted earlier, the Company sold corporate securities totaling $11,239,740 in 2009, reducing these holdings approximately 50%. The entire corporate portfolio comprised issues of banks and bank holding companies domiciled in the southeastern United States. These corporate bonds were all rated “B+” or higher by at least one nationally recognized rating agency at December 31, 2009 except for three non-rated trust preferred securities with an aggregate carrying value of $2,796,465 and unrealized loss of $690,596. The $3,264,285 net unrealized loss on the total corporate portfolio, up $349,255 and including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues currently affecting the banking industry. Except for seventeen non-rated issues with fair values aggregating $4,447,814, all securities in the municipal portfolio were rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not the Company would be required to sell the security before the anticipated recovery in market value. During 2008, the Company recorded a $1,024,681 other-than-temporary impairment charge on a single corporate debt security. Impairment was based on a material adverse change in estimated cash flows for purposes of determining fair value. No similar charge was recorded in 2009. An impairment charge could become necessary in the future if the economic crisis facing the banking industry does not abate and various issuers’ financial condition continues to weaken.

The weighted average life of the portfolio approximated 3.5 years at year-end 2009; management does not expect any material extension in duration during 2010. The amortized cost and estimated fair value of investment securities are delineated in the following table.

Investment Securities by Category December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)

Available-for-sale:
Debt securities:
U.S. Government and federal agency securities
2009	$ 4,243	$ 161	$ -	$ 4,404
2008	7,457	259	-	7,716
2007	396	5	-	401

U.S. Government-sponsored enterprise securities
2009	19,538	395	1	19,932
2008	28,643	660	-	29,303
2007	58,393	211	49	58,555

Agency residential mortgage-backed securities
2009	16,872	694	-	17,566
2008	26,185	403	36	26,552
2007	19,505	62	286	19,281

Obligations of states and political subdivisions
2009	22,263	510	126	22,647

Corporate debt obligations
2009	13,341	-	3,264	10,077
2008	24,598	191	3,106	21,683
2007	10,528	92	11	10,609
Total available-for-sale
2009	76,257	1,760	3,391	74,626
2008	86,883	1,513	3,142	85,254
2007	88,822	370	346	88,846

Held-to-maturity:[1]
Debt securities:
Obligations of states and political subdivisions
2009	-	-	-	-
2008	30,226	418	345	30,299
2007	31,615	637	141	32,111
Total investment securities:
2009	$ 76,257	$ 1,760	$ 3,391	$ 74,626
2008	117,109	1,931	3,487	115,553
2007	120,437	1,007	487	120,957

1All investment securities classified as held-to-maturity were transferred to the available-for-sale category on February 2, 2009.

At December 31, 2009, the market value of the investment portfolio reflected $1,630,786 in net unrealized losses, mostly in the corporate portfolio. Management continues to monitor these market values closely and hopes for an eventual recovery as issues facing banks and their affiliates are fully addressed. Initiatives enacted by the Treasury Department, including various capital and other programs, have been positive developments for these corporate holdings; nonetheless, ratings downgrades and additional losses have occurred and may continue. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis.

The Company did not have a concentration in the obligations of any issuer at December 31, 2009 other than U.S. Government agencies, U.S. Government enterprises, and certain corporate holdings. At December 31, 2009, the Company held $6,003,969 in corporate securities issued by two separate regional bank holding companies; these holdings comprised 8.05% of the total securities portfolio and 59.58% of the corporate portfolio. These particular securities remained in the corporate portfolio at March 31, 2010.

The distribution of maturities and the weighted average yields of debt securities at December 31, 2009 are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations.

Maturity Distribution of Investment Securities December 31, 2009	1 Year or Less	1 – 5 Years	5 – 10 Years	After 10 Years	Total
(Dollars in thousands)

Distribution of maturities
Amortized cost:
U.S. Government and federal agency securities	$-	$796	$3,447	$-	$4,243
U.S. Government-sponsored enterprise securities	9,384	8,154	-	2,000	19,538
Agency residential mortgage-backed securities[1]	1,900	11,994	2,978	-	16,872
Obligations of states and political subdivisions[2]	4,092	8,127	7,518	2,526	22,263
Corporate debt obligations	-	977	5,433	6,931	13,341
Total investment securities	$15,376	$30,048	$19,376	$11,457	$76,257
Fair value:
U.S. Government and federal agency securities	$-	$820	$3,584	$-	$4,404
U.S. Government-sponsored enterprise securities	9,578	8,355	-	1,999	19,932
Agency residential mortgage-backed securities[1]	1,918	12,518	3,130	-	17,566
Obligations of states and political subdivisions[2]	4,134	8,388	7,688	2,437	22,647
Corporate debt obligations	-	750	3,890	5,437	10,077
Total investment securities	$15,630	$30,831	$18,292	$9,873	$74,626
Weighted average yield:
U.S. Government and federal agency securities	-	4.63%	5.24%	-	5.12%
U.S. Government-sponsored enterprise securities	3.04%	3.30%	-	5.05%	3.35%
Agency residential mortgage-backed securities[1]	3.04%	4.77%	5.34%	-	4.67%
Obligations of states and political subdivisions[2]	6.41%	6.34%	6.57%	6.42%	6.44%
Corporate debt obligations	-	5.70%	6.20%	7.23%	6.70%
Total investment securities	3.94%	4.82%	6.04%	6.67%	5.23%
[1]	Distribution of maturities for mortgage-backed securities is based on expected average lives, which may differ from the contractual terms.
[2]

The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

Loans

Loans, net of unearned income, fell 1.44% or $4,030,839 since year-end 2008. The Company continues to lend money; when adjusted for foreclosures and write-downs, net loans actually increased $5,193,080 at December 31, 2009 compared to 2008. The net loans to deposits ratio aggregated 78.38% at December 31, 2009 versus 79.97% and 74.43% at December 31, 2008 and 2007, respectively. The loan categorization table below reflects an approximate $10,091,000 decline in real estate – construction balances, a $4,926,000 increase in real estate – residential mortgage balances, $2,581,000 growth in the commercial portfolio, and a $1,473,000 decline in consumer loans at year-end 2009 compared to 2008. After considering code and collateral changes for which no new money was advanced, the comparative results reflect growth approximating $9,311,000 or 10.37% in the commercial portfolio and $721,000 or 1.40% in real estate – residential mortgage balances and declines approximating $12,616,000 or 10.20% in real estate – construction balances and $1,473,000 or 9.84% in consumer loans. The majority, or $6,784,000, of the commercial growth resulted from nonfarm real estate; tax-free loans to local government entities and other commercial/industrial loans within the commercial portfolio grew $3,240,000 and $361,000, respectively, while agricultural loans fell $1,074,000. The tax-free loans serve as a bridge for local government bodies anticipating property tax collections within the next 60 days. The $12,616,000 decline in real estate - construction balances resulted from multiple factors, including pay-downs, and as further discussed in the next two subsections, significant charge-offs and foreclosures. These loans, widely known as acquisition and development loans, continued to be predominantly residential in nature and concentrated in the Company’s coastal markets at year-end. These type loans are typically short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Due to the current slowdown in real estate activity, overall duration of these particular loans increased during 2009 and is expected to increase further in 2010. The escalation in nonperforming assets attributable to these loans is also expected to continue in 2010. With the exception of existing commitments, the Company is originating new acquisition and development loans only to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral. Although the Company, comparable to peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans of any volume in its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Tighter credit policies and less demand throughout SEB’s seventeen locations both contributed to the 9.84% decline in consumer loans in 2009. Recent staff changes at various branches are expected to increase SEB’s market presence and consumer loan production going forward.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or even decline in 2010. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to increase given the Company’s significant real estate portfolio. During the same period in 2008, net loans grew 3.81% or $10,280,075. The commercial portfolio posted 74% of the 2008 growth, increasing $7,647,367. Loans outstanding are presented by type in the following table.

Loans by Category December 31,	2009	2008	2007	2006	2005
(In thousands)

Commercial, financial, and agricultural[1]	$ 99,073	$ 96,492	$ 88,844	$ 87,255	$ 86,256
Real estate – construction[3]	111,103	121,194	123,095	104,212	64,549
Real estate – residential mortgage[2,3]	52,165	47,239	39,988	39,340	58,215
Consumer, including credit cards	13,488	14,961	17,686	17,071	14,927
Loans, gross	275,829	279,886	269,613	247,878	223,947
Unearned income	(103)	(129)	(136)	(112)	(156)
Loans, net	$275,726	$279,757	$269,477	$247,766	$223,791

1Includes obligations of states and political subdivisions.

2Typically have final maturities of 15 years or less.

3To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate - mortgage are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

The amount of commercial and real estate - construction loans outstanding at December 31, 2009, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the following table. The maturities shown are not necessarily indicative of future principal reductions or cash flow since borrowers may prepay balances, and additionally, loans may be renewed in part or total at maturity.

Loan Maturity and Interest Rate Sensitivity – Selected Loans December 31, 2009	Total	Within One Year	One- Five Years	After Five Years
(In thousands)

Loan maturity:
Commercial, financial, and agricultural[1]	$ 97,589	$ 40,800	$51,875	$4,914
Real estate – construction[1]	97,694	80,980	16,148	566
Total	$195,283	$121,780	$68,023	$5,480

Interest rate sensitivity:
Selected loans with:

Predetermined interest rates[2]			$59,926	$3,221
Floating or adjustable interest rates			8,097	2,259
Total			$68,023	$5,480

1Excludes nonaccrual loans totaling approximately $1,484 in commercial, financial, and agricultural category and $13,409 in real estate - construction category.

2Includes loans with floating rates that have reached a contractual floor or ceiling.

Many commercial and real estate credits with floating rates reached their contractual floors in 2008 and 2009. Additionally, new originations and renewals, particularly in late 2008 and 2009, were priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $134,500,000 at year-end 2009 compared to $77,400,000 at December 31, 2008 and less than $5,000,000 at December 31, 2007. The average yield on these particular outstandings, which included all loan types, was 5.28%, or 203 basis points above New York prime, at December 31, 2009. In 2009, management shortened maturity options on commercial credits, a move that should mitigate the Company’s interest sensitivity position when prime adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2009, approximately 84.30% of the loan portfolio was comprised of loans with real estate as the primary collateral, including lots for new construction. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of northeast Florida and particularly, southeast Georgia. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $34,374,000 at year-end 2009, down $9,367,000 from year-end 2008. The decline in overall commitments results from the Company’s decision to reduce its exposure to higher risk areas, including acquisition and development lending, as well as customer decisions not to renew their lines. The Company funded letters of credit totaling $19,672 and $0 during 2009 and 2008, no losses resulted from this funding. Because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessions. The escalation in nonperforming assets continued in 2009, as balances jumped $19,438,821 or 191.64% at year-end 2009 from December 31, 2008. As a percent of total assets, nonperforming assets totaled 7.03% at December 31, 2009 versus 2.33% at December 31, 2008 and 0.24% at December 31, 2007. Nonperforming assets materially and adversely affected the Company’s business, resources, and operating results in 2009. Acquisition and development loans were the primary factor in the nonperforming trends.

Nonaccrual loans comprised $17,663,293 or 59.71% of nonperforming asset balances at December 31, 2009. Approximately $21,000,000 of loans were placed on nonaccrual status during 2009, $4,500,000 charged-off or reduced by payments or other repossession, $5,585,000 transferred out by foreclosure, and $88,000 increased by a participation purchase on an existing nonaccrual loan. An $88,000 advance, net of discount, would not customarily be made once a loan has been placed on nonaccrual status. To explain, during 2008, a $643,000 participation loan secured by an office building in north Georgia was placed on nonaccrual status. In February 2009, the Company successfully negotiated the purchase of the FDIC’s interest in the north Georgia participation, bringing its recorded investment in this credit to approximately $731,000. The Georgia Department of Banking and Finance and the FDIC had closed the lead bank, the only other participant in the loan, in November 2008. Although this credit is expected to remain outstanding in the near term, no charge-off is currently expected, and due to principal payments, the balance had been reduced to $697,000 at December 31, 2009. The Company does not have other purchased participation loans on its books. At December 31, 2009, real estate-secured loans comprised $16,831,682 or 95.29% of total nonaccrual balances. Nonaccrual balances did not contain any other industry concentrations at year-end 2009. The collateral underlying nonaccrual balances at December 31, 2009 is presented in the next table.

Nonaccrual Loans by Collateral Type December 31, 2009	Balances
(Dollars in thousands)

Collateral type:
Real estate:
Land tracts	$ 6,869
Lots within developments	5,005
Residential dwellings	3,993
Commercial buildings	965
Total real estate	$16,832
Equipment	586
Other	246
Total nonaccrual loans	$17,664

Approximately 83% of the real estate collateral underlying nonaccrual balances at year-end 2009 was located in Georgia, predominantly coastal Georgia, with the balance in Florida.

Relationships above $250,000 comprised 79.52% or $14,045,381 of nonaccrual balances at December 31, 2009. Cumulative charge-offs recognized on these 10 large relationships, primarily acquisition and development relationships, totaled $1,640,169 at December 31, 2009; these charge-offs were all recognized in 2009. The specific allowance allocated to these 10 relationships totaled $1,163,141 at year-end 2009. Subsequent to year-end, additional charge-offs totaling $1,122,198 were recognized on these particular credits; $839,190 or 72.15% of these charge-offs were included in the specific allowance of $1,163,141 allocated to these 10 relationships at year-end. The table below presents nonaccrual loans by relationship tiers at December 31, 2009:

Nonaccrual Loans by Relationship Tiers December 31, 2009	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Nonaccrual balances in thousands)

Relationship tier:
< $250,000	127	$ 3,618	20.48%	$ 28
> $250,000 - $750,000	4	1,844	10.44%	461
> $750,000	6	12,202	69.08%	2,034
Total	137	$17,664	100.00%	$ 129

Management continues to evaluate collateral underlying nonaccrual loans and adjusts valuations based on appraisal and similar information available. Unfortunately, valuation estimates can change, resulting in additional charge-offs and provisioning for loan losses. Unless collected, higher nonaccrual balances also adversely affect interest income versus performing loans. The impact of nonaccrual loans on the Company’s interest income and other operating results is further discussed in the Operations section of this Analysis.

Subsequent to year-end, four material credits aggregating $11,679,075 were placed on nonaccrual status, reduced by charge-offs totaling $1,694,307. These four credits were variously secured by raw land and condominiums in coastal Georgia. A specific allowance totaling $656,796 applied to three of these credits at December 31, 2009; the fourth credit, which had paid and performed as underwritten, did not meet criteria to be individually evaluated for impairment at December 31 and hence, no specific allowance applied. The narrative following the Nonperforming Assets table further describes the “individual impairment” classification. Management is currently reappraising the underlying real estate on all four credits and reviewing legal remedies and other solutions prior to foreclosure. Unless pricing and demand in the real estate markets improve, management expects other borrowers, including borrowers with loan balances above $250,000, to stop servicing their loans in 2010. As noted in the Operations section of this Analysis, management does not expect the Company to be profitable in 2010. The Company regularly stress tests its capital position to measure its ability to withstand deterioration in operating performance and asset quality. Nonaccrual and other impaired loans, including acquisition and development loans, figure prominently in these stress tests. Fortunately, the Company’s capital levels remain strong and able to withstand significant reductions before reaching regulatory minimums. At March 31, 2010, nonaccrual loans totaled $26,415,884, the highest level in the Company’s history. Although nonaccrual levels are expected to increase in the near-term, management is optimistic that charge-offs and the associated provision will peak in 2010.

The troubled debt restructurings (“TDR”) balance of $3,997,759 at December 31, 2009 comprised five loan relationships for which payment concessions were granted. One large relationship secured by several large tracts comprised $2,850,000 or 71.29% of the year-end TDR balance. The remaining four relationships averaged $286,940 each. The specific allowance allocated to the aggregate TDR balance approximated $342,295 at December 31, 2009. During the 2010 first quarter, a single relationship, approximating $2,213,000 and secured by commercial real estate, also became TDR. Management does not expect to incur a loss on this particular credit due to its low loan-to-value ratio. The TDR balance is projected to increase further the next 3 – 15 months as various credits are reworked to boost payment capabilities.

The allowance for loan losses approximated 0.33X the nonperforming loans balance at December 31, 2009 versus 0.69X at year-end 2008 and 6.16X a year ago. As noted earlier, management expects overall credit conditions and the performance of the loan portfolio to continue deteriorating in the near term, resulting in additional charge-offs and more provisioning until the real estate markets stabilize.

Foreclosures, sales, capitalized construction costs, and subsequent devaluations within foreclosed real estate balances totaled $5,585,253, $316,707, $28,343, and $386,579 during 2009. Charge-offs recognized on these underlying credits in 2009 prior to foreclosure approximated $1,465,000. The table below details foreclosed real estate by real estate type at December 31, 2009:

Foreclosed Real Estate by Type December 31, 2009	Balances
(Dollars in thousands)

Real estate:
Land tracts	$3,598
Lots within developments	1,809
Residential dwellings	2,033
Commercial buildings	476
Total foreclosed real estate	$7,916

Except for one $324,000 residential property, all holdings were located in Georgia at year-end 2009. Aggregate holdings in any single established subdivision did not exceed $1,330,000 at December 31.

The table below presents foreclosed real estate based on individual property valuations:

Foreclosed Real Estate by Property Valuations December 31, 2009	Number of Properties	Balances	Percent of Total Balance	Average Balance within Tier
(Nonaccrual balances in thousands)

Property Valuation:
< $250,000	30	$2,589	32.71%	$ 86
> $250,000 - $750,000	5	2,627	33.18%	525
> $750,000	2	2,700	34.11%	1,350
Total	37	$7,916	100.00%	$ 214

As shown above, foreclosed real estate balances included seven material properties aggregating $5,326,347 at December 31, 2009; individual values ranged from $324,000 - $1,350,000. Charge-offs recognized on these larger properties prior to foreclosure approximated $1,272,000 – namely, $277,000 recorded in the fourth quarter of 2008 and $995,000 in 2009. During 2009, a $190,000 recovery resulting from a deficiency suit was recorded on the largest of the seven credits. The majority, or 67%, of the $386,579 devaluation charge in 2009 also pertained to these large credits.

Foreclosures subsequent to year-end totaled $1,962,779, and constructive sales, all pertaining to smaller properties, $364,583. No devaluation charges were recorded in the first quarter of 2010. One residential foreclosure comprised 77% of the 2010 year-to-date foreclosures; a $265,450 charge-off was recognized on this property in 2009. This particular foreclosure increased the Company’s holdings in one established subdivision to approximately $2,850,000 at March 31, 2010.

Certain foreclosed real estate balances pertain to the same borrower. The table below presents foreclosed real estate aggregated by relationship tiers at December 31, 2009:

Foreclosed Real Estate by Relationship Tiers December 31, 2009	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Nonaccrual balances in thousands)

Relationship tier:
< $250,000	16	$1,216	15.36%	$ 76
> $250,000 - $750,000	5	2,284	28.85%	457
> $750,000	3	4,416	55.79%	1,472
Total	24	$7,916	100.00%	$ 330

Although foreclosed properties continue to be marketed aggressively, management expects to incur carrying costs for at least one year. Any additional devaluation will be charged to operations. The Company’s foreclosed real estate holdings can be viewed via a link from its website at www.southeasternbank.com. No significant activity occurred within other repossessed assets during 2009.

Loans past due 90 days or more and still accruing totaled $210,598 or less than 1% of net loans, at December 31, 2009. Management is unaware of any material concentrations within these past due balances; the vast majority, or 77%, of these past due balances were real estate-secured. The next table provides further information about nonperforming assets and loans past due 90 plus days.

Nonperforming Assets December 31,	2009	2008	2007	2006	2005
(Dollars in thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$ 1,483	$ 1,232	$ 112	$ 235	$ 327
Real estate – construction	13,410	3,594	109	121	33
Real estate – residential mortgage	2,312	1,595	350	318	818
Consumer, including credit cards	459	241	161	290	107
Total nonaccrual loans	$ 17,664	$ 6,662	$ 732	$ 964	$1,285
Troubled debt restructured loans[1]	3,998	468	-	-	-
Total nonperforming loans	$ 21,662	$ 7,130	$ 732	$ 964	$1,285
Foreclosed real estate[2]	7,916	3,005	305	288	187
Other repossessed assets	5	10	30	15	22
Total nonperforming assets	$29,583	$10,145	$1,067	$1,267	$1,494
Accruing loans past due 90 days or more	$ 211	$ 135	$ 776	$ 647	$ 579
Ratios:
Nonperforming loans to net loans	7.86%	2.55%	0.27%	0.39%	0.57%
Nonperforming assets to net loans plus foreclosed/repossessed assets	10.43%	3.59%	0.40%	0.51%	0.67%

1Does not include restructured loans that yield a market rate.

2Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30 - 89 days comprised 1.50% of net loans at December 31, 2009, totaling $4,137,230. Approximately 79% of these past due loans were secured by real estate, predominantly 1 – 4 family residential properties with first liens and raw land. Only one loan in these past due balances exceeded $250,000 at year-end 2009. This particular loan, which approximated $459,000, was real estate-secured.

Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans totaled $16,782,983 at December 31, 2009, up $3,377,824 or 25.20% from year-end 2008. The year-end 2009 balance pertained to five separate borrowers whose loan repayment was expected to come foremost from residential or commercial real estate development or lot loan sales of the underlying collateral. Due to lagging sales and lingering distress in the real estate markets, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. As discussed earlier, three of these five credits were placed on nonaccrual status subsequent to December 31, 2009; these three credits carried an aggregate balance of $10,285,118 at December 31, 2009, and net of charge-offs, $8,384,064 at March 31, 2010. Additionally, one of the five relationships had a companion loan on nonaccrual status at December 31, 2009; the variation in classification resulted from the differing credit support for the two loans. The credit support for the companion loan collapsed during the first quarter of 2010, and it was one of the “individually impaired” loans moved to nonaccrual status. Litigation is currently pending against the guarantors of these loans. The “individually impaired” loan had a balance of $3,018,021, and the companion nonaccrual loan, $2,911,656, at year-end 2009. Management reviews all loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario – liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these five classified credits approximated $1,282,482 at December 31, 2009. The $1,282,482 assumes a loss if the underlying real estate required liquidation currently. Management fully expects additional relationships to be identified as impaired in 2010, necessitating specific allowances for the underlying loans.

Fluctuations in nonperforming assets, charge-offs, and recoveries for the four preceding years are discussed in the Form 10-Ks filed for those years. Simply put, variations in these nonpeformings pale in comparison to 2009 and also, year-to-date 2010 results.

Policy Note. Loans classified as nonaccrual have been placed in nonperforming, or impaired, status because the borrower’s ability to make future principal and/or interest payments has become uncertain. The Company considers a loan to be nonaccrual with the occurrence of any one of the following events: a) interest or principal has been in default 90 days or more, unless the loan is well-collateralized and in the process of collection; b) collection of recorded interest or principal is not anticipated; or c) income on the loan is recognized on a cash basis due to deterioration in the financial condition of the debtor. Smaller balance consumer loans are generally not subject to the above-referenced guidelines and are normally placed on nonaccrual status or else charged-off when payments have been in default 90 days or more. Nonaccrual loans are reduced to the lower of the principal balance of the loan or the market value of the underlying real estate or other collateral net of selling costs. Any impairment in the principal balance is charged against the allowance for loan losses; subsequent charge-offs may be required as a result of changes in the market value of collateral or other repayment prospects. Unpaid interest on any loan placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans, if subsequently recognized, is recorded on a cash basis. No interest is subsequently recognized on nonaccrual loans until all principal has been collected. The gross amount of interest income that would have been recorded in 2009, 2008, and 2007, if such loans had been accruing interest at their contractual rates, was $563,000, $211,000, and $69,000, interest income actually recognized totaled $55,000, $59,000, and $66,000. Loans are classified as TDR when a concession, including interest reduction or deferral, has been granted to the borrower due to the borrower’s deteriorating financial condition. Foreclosed real estate represents real property acquired by foreclosure or directly by title or deed transfer in settlement of debt. Provisions for subsequent devaluations of foreclosed real estate are charged to operations, while costs associated with improving the properties are generally capitalized. Refer to the Notes accompanying the Consolidated Financial Statements for more details on the Company’s accounting and reporting policies on impaired loans and other real estate.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The 2009 provision for loan losses totaled $5,890,000 and net charge-offs, $3,649,474. The comparable provision and charge-off amounts for 2008 were $1,348,000 and $929,054 and in 2007, $305,000 and $34,735. Deterioration in the real estate portfolio, particularly land acquisition and development loans, was the overriding factor in the 2009 provision; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 1.28% of average loans in 2009, up significantly from 0.34% in 2008 and 0.01% in 2007. Charge-offs on acquisition and development credits, which were discussed in the nonaccrual and foreclosed property section, comprised $3,305,034, or 78% of total charge-offs at December 31, 2009. Separately, acquisition and development credits comprised $446,231 or 75% of total recoveries in 2009; all but $6,231 of these particular recoveries pertained to two unrelated credits. Refer to the Nonperforming Assets subsection of this Analysis for references on charge-offs and recoveries recognized in 2008 and prior years. As further mentioned in other sections of this Analysis, the Company is committed to prompt recognition of problem loans and an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the next table.

Allowance for Loan Losses Years Ended December 31,	2009	2008	2007	2006	2005
(Dollars in thousands)

Allowance for loan losses at beginning of year	$ 4,929	$ 4,510	$ 4,240	$ 4,311	$ 4,134
Provision for loan losses	5,890	1,348	305	110	340
Charge-offs:
Commercial, financial, and agricultural	397	247	33	142	126
Real estate – construction	3,305	388	16	4	28
Real estate – residential mortgage	239	211	10	26	35
Consumer, including credit cards	300	197	208	192	227
Total charge-offs	4,241	1,043	267	364	416
Recoveries:
Commercial, financial, and agricultural	63	21	71	47	76
Real estate – construction	446	1	1	-	-
Real estate – residential mortgage	7	9	45	20	19
Consumer, including credit cards	76	83	115	116	158
Total recoveries	592	114	232	183	253
Net charge-offs	3,649	929	35	181	163
Allowance for loan losses at end of period	$ 7,170	$ 4,929	$ 4,510	$ 4,240	$ 4,311
Net loans outstanding[1] at end of period	$275,726	$279,757	$269,477	$247,766	$223,791
Average net loans outstanding[1] at end of period	$282,946	$270,133	$268,445	$236,120	$218,211
Ratios:
Allowance to net loans	2.60%	1.76%	1.67%	1.71%	1.93%
Net charge-offs to average loans	1.28%	0.34%	0.01%	0.08%	0.07%
Provision to average loans	2.08%	0.50%	0.11%	0.05%	0.16%
Recoveries to total charge-offs	13.96%	10.93%	86.89%	50.27%	60.82%

1Net of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses monthly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at December 31, 2009 but expects further provisioning in 2010. During the first quarter of 2010, an additional $2,985,000 was provisioned and $3,525,125 charged-off, net of recoveries; specific allowances established in 2009 applied to a substantial percentage of the first quarter charge-offs.

The allowance is summarized by loan categories in the next table.

Allocation of Allowance for Loan Losses December 31,	2009	2008	2007	2006	2005
(Dollars in thousands)

Allocation of allowance by loan category:
Commercial, financial, and agricultural	$ 853	$1,109	$1,281	$1,616	$1,621
Real estate – construction[1]	5,300	2,339	1,825	986	666
Real estate – residential mortgage[1]	562	866	686	633	866
Consumer, including credit cards	455	615	636	650	687
Unallocated	-	-	82	355	471
Total	$7,170	$4,929	$4,510	$4,240	$4,311

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	12%	22%	29%	38%	38%
Real estate – construction[1]	74%	48%	40%	23%	15%
Real estate – residential mortgage[1]	8%	18%	15%	15%	20%
Consumer, including credit cards	6%	12%	14%	16%	16%
Unallocated	-	-	2%	8%	11%
Total	100%	100%	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	36%	35%	33%	35%	38%
Real estate – construction[1]	40%	43%	46%	42%	29%
Real estate – residential mortgage[1]	19%	17%	15%	16%	26%
Consumer, including credit cards	5%	5%	6%	7%	7%
Total	100%	100%	100%	100%	100%

1To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate - mortgage are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

Refer to the Nonperforming Assets subsection of this Analysis for details on the allowance allocated to classified loans at December 31, 2009. Growth in the allowance allocated to real estate – construction loans was largely attributable to volume increases and loss experience within that portfolio.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of December 31, 2009.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Liquidity is vital to any financial institution and its importance cannot be overstated, particularly during periods of economic crisis. Overall liquidity position is determined by the types of assets, and their duration, on the balance sheet; encumbrances; borrowing capacity from customer deposits or other sources; and retained earnings. In short, assets, predominantly loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. Recently, in an effort to become more liquid, the Company has increased its most liquid assets, namely cash and cash equivalents. Cash and cash equivalents, which variously comprise cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, increased $26,245,111 or 160.15% at year-end 2009 compared to December 31, 2008. Cash and cash equivalents represented 10.13% of total assets at December 31, 2009 versus 3.77% at December 31, 2008. The cost of the liquidity improvement has been a sacrifice of some earnings potential. Certain liquidity ratios are presented in the Selected Financial Data table in Part II, Item 6. Liquidity sources are discussed further in the next subsections of this Analysis.

Cash flows from the loan and securities portfolios represent important components of the Company’s overall liquidity position. At December 31, 2009, loans1 and investment securities with carrying values exceeding $165,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. Refer to the Maturity Distribution table in the Investment Securities subsection of this Analysis for pertinent information on contractual and other redemptions of these instruments. Of course, loans are subject to refinancing, and loans and particularly, securities, may be pledged to secure public funds and other borrowing arrangements. At December 31, 2009, 84.15% or $62,797,149 of the Company’s securities portfolio was pledged; when adjusted for overpledging due to cyclical variations in public funds and contingency pledging to the Federal Reserve Bank discount window, approximately $30,500,000 or 41% of the securities portfolio was unencumbered at December 31, 2009. The entities to which the excess collateral is pledged have no legal claim on such collateral unless amounts are owed under other obligations.

The Company has long benefited from a relatively large, stable deposit base. Customer-based core deposits, traditionally the Company’s largest and most cost-effective source of funding, comprised 82% of the funding base at December 31, 2009, up 100 basis points from year-end 2008 levels. The variation in core deposits is largely attributable to an increase in money market balances held by local government customers; funds significantly impacting these balances at December 31, 2009 were held in high-dollar time certificates at December 31, 2008. Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, Federal Reserve discount window borrowings, and FHLB advances, totaled $10,753,595 at December 31, 2009 versus $25,240,486 at December 31, 2008. The $14,486,891 or 57.40% drop in borrowed funds resulted from an overall decline in the balance sheet, specifically earning assets and particularly investment securities, since December 31, 2008. As discussed earlier, the Company reduced securities balances in 2009 via sales and other redemptions largely to improve its overall liquidity position, which included repayment of various borrowed funds. The maximum amount of U.S. Treasury demand notes available to the Company at year-end 2009 totaled $2,000,000, of which $753,595 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $22,000,000 at December 31, 2009. The Company’s correspondent banks have been affected by the current economic crisis to varying degrees. In April 2009, Silverton Bank (“Silverton”), one of the Company’s correspondents, was closed by the FDIC. The Company did not own any Silverton securities, including equity securities or trust preferred securities, when it failed; exposure was limited to one fully insured correspondent account. Because of regulatory constraints or concerns about the banking industry and the overall economy, the Company’s remaining correspondents may be unwilling or unable to extend credit to other banks, including SEB, when needed; accordingly, the Company’s actual access to these lines may be far less than $22,000,000 although the Company has no present intention of fully advancing these lines. As of December 31, 2009, none of the Company’s lines had been withdrawn or modified by its correspondents. Subsequent to year-end 2009, one correspondent notified the Company that its $5,000,000 line would be available on a secured basis only. The Company may receive similar notifications from other correspondents in the future.

Under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at year-end 2009, unused borrowings, which are subject to collateral requirements, approximated $67,185,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. At December 31, 2009, the Company also had $7,779,098 of borrowing capacity at the Federal Reserve Bank discount window; no amounts were outstanding against this capacity at December 31, 2009, and except for periodic testing of availability, the Company intends to use this capacity under extreme circumstances only. Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses. The Statements of Cash Flows within this Form 10-K provide a comprehensive breakdown of cash flows provided by or used in operating, investing, and financing activities.

In the third quarter of 2009, the FDIC announced its plan to restore DIF balances as a result of recent bank failures. The restoration plan required all FDIC-insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead estimated for the three future years and paid prior to December 31, 2009. In conjunction with the adoption of this rule, the FDIC also approved a three basis points increase in assessment rates effective January 1, 2011. The Company’s estimate of three future years of assessments under this plan approximated $1,825,119, with the estimated assessment for 2010 calculated at current rates. The Company paid the required assessment on December 29, 2009 and concurrently recorded a prepaid asset within other assets on the Consolidated Balance Sheets. Any differences between the prepaid and actual amounts due each quarter will be funded using existing available liquidity.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2010. Refer to the Capital Adequacy section of this Analysis for details on dividend policy and the Financial Condition section for details on unfunded loan commitments.

1No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits increased 0.56% or $1,961,550 since year-end 2009. Interest-bearing deposits grew $2,269,488 or 0.77% while noninterest-bearing deposits declined a marginal $307,938. Within interest-bearing deposits, NOW and money market balances grew $9,292,004 and $7,100,673; savings and time certificates declined $11,542,612 and $2,580,577. The growth in interest-bearing demand deposits occurred predominantly in local government balances. Governmental NOW balances increased due to seasonal variation and a renewed relationship with a large public entity that had previously moved its accounts. Governmental money market balances increased due mainly to balance transfers from high-dollar time certificates. Ironically, most of the growth in NOW and money market accounts resulted from separate government relationships. Time certificate balances of $100,000 or more declined $3,252,537 in 2009 and represented 48.49% of certificate totals at December 31, 2009. Lower balance certificate totals grew $671,960 or 1.00% since December 31, 2008. The Company has focused certificate pricing on customers who also have non-certificate deposit and/or loan balances. Funding costs associated with deposits declined 28.87% overall in 2009 versus 2008 due to moderate reductions in cost of funds; see the Results of Operations section of this Analysis for more details. No single factor precipitated the decline in noninterest-bearing deposits; these balances tend to be somewhat cyclical. To provide reassurance to customers and also, to reduce pledging requirements, the Company is participating in the TLGP described in Part I, Item 1 that will provide full deposit insurance for noninterest-bearing transaction accounts, regardless of dollar amount and including NOW accounts with rates of 0.50% or less until June 30, 2010 and 0.25% thereafter. The Company will incur a surcharge, currently estimated to cost less than $25,000 per year, on its deposit insurance for accounts not otherwise covered by the existing deposit insurance limit of $250,000. Overall, interest-bearing deposits comprised 84.27%, and noninterest-bearing deposits, 15.73%, of total deposits at December 31, 2009. Approximately 83% of year-end deposits were based in Georgia and the residual 17% in Florida. The distribution of interest-bearing balances at December 31, 2009, 2008, and 2007 is shown in the following table.

	2009		2008		2007
Deposits December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$111,553	37.63%	$ 95,160	32.35%	$116,154	39.03%
Savings	53,624	18.09%	65,166	22.15%	62,772	21.09%
Time certificates < $100,000	67,614	22.81%	66,942	22.76%	66,148	22.23%
Time certificates >= $100,000	63,660	21.47%	66,913	22.74%	52,546	17.65%
Total interest-bearing deposits	$296,451	100.00%	$294,181	100.00%	$297,620	100.00%

1NOW and money market accounts.

Deposits of one local governmental body comprised approximately $22,109,000 and $27,477,000 of the overall deposit base at December 31, 2009 and 2008. On an aggregate basis, public funds comprised approximately 18% of the deposit base at December 31, 2009 versus 19% at December 31, 2008. The Company had no brokered deposits at December 31, 2009 and 2008.

As shown in the next table, approximately 87% of time certificates at December 31, 2009 were scheduled to mature within the next twelve months:

Maturities of Certificates of Deposit	Balances
December 31, 2009	< $100,000	>= $100,000	Total
(In thousands)

Months to maturity:
3 or less	$15,432	$23,003	$38,435
Over 3 through 6	15,868	8,694	24,562
Over 6 through 12	26,493	24,514	51,007
Over 12	9,821	7,449	17,270
Total	$67,614	$63,660	$131,274

The average balances table included in the Operations section of this Analysis provides detailed information about income/expense and rates paid on deposits for the last three years. The composition of average deposits for these same periods is shown below:

	2009		2008		2007
Composition of Average Deposits Years Ended December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)

Noninterest-bearing deposits	$56,383	16.49%	$60,386	16.94%	$73,091	21.30%
Interest-bearing demand deposits[1]	94,315	27.59%	108,336	30.38%	95,350	27.78%
Savings	59,030	17.27%	60,708	17.03%	68,502	19.96%
Time certificates	132,135	38.65%	127,129	35.65%	106,266	30.96%
Total	$341,863	100.00%	$356,559	100.00%	$343,209	100.00%

1NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $10,000,000 at year-end 2009, down $7,000,000 from December 31, 2008. One $5,000,000 advance, which was also outstanding December 31, 2008, matures March 17, 2010 and accrues interest at an effective rate of 6.00%, payable quarterly. Interest expense on this one advance approximated $300,000 in 2009 and 2008. This advance was not renewed upon maturity March 17. Additional advances outstanding at December 31, 2009 included a $2,500,000 fixed rate advance due July 30, 2012 with an effective rate of 2.35% and another $2,500,000 fixed rate advance due July 29, 2013 with an effective rate of 2.89%. Both advances, and others obtained in 2009, were used to provide temporary liquidity on a cost-effective basis. Approximately $32,398,000 in qualifying residential and commercial real estate loans were pledged to collateralize current and future advances under this line of credit at December 31, 2009. The FHLB is expected to continue tightening its credit policies given current conditions in the real estate markets, which would reduce the Company’s overall borrowing capacity.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The following gap analysis provides a snapshot of the Company’s interest rate sensitivity position at December 31, 2009.

	Repricing Within
Interest Rate Sensitivity December 31, 2009	0 - 3 Months	4 - 12 Months	One - Five Years	After Five Years	Total
(Dollars in thousands)

Interest Rate Sensitive Assets:
Interest-bearing deposits in other banks	$15,868	$-	$-	$-	$15,868
Federal funds sold	2,150	-	-	-	2,150
Securities[1]	3,291	14,219	30,831	26,285	74,626
Loans, gross[2]	89,505	73,979	85,255	9,426	258,165
Other assets	1,314	-	-	-	1,314
Total interest rate sensitive assets	112,128	88,198	116,086	35,711	352,123

Interest Rate Sensitive Liabilities:
Deposits[3]	203,612	75,569	17,220	50	296,451
U.S. Treasury demand note	754	-	-	-	754
FHLB advances	5,000	-	5,000	-	10,000
Total interest rate sensitive liabilities	209,366	75,569	22,220	50	307,205
Interest rate sensitivity gap	$(97,238)	$12,629	$93,866	$35,661	$44,918
Cumulative gap	$(97,238)	$(84,609)	$9,257	$44,918
Ratio of cumulative gap to total rate sensitive assets	(27.61)%	(24.03)%	2.63%	12.76%
Ratio of cumulative rate sensitive assets to rate sensitive liabilities	53.56%	70.31%	103.01%	114.62%
Cumulative gap at December 31, 2008	$(91,279)	$(106,911)	$16,583	$72,471
Cumulative gap at December 31, 2007	$(10,016)	$(41,623)	$47,258	$79,738

[1]

Distribution of maturities for available-for sale-securities is based on fair value. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives, which may be different from the contractual terms. Equity securities, if any, are excluded.

[2]

No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Floating rate loans that have reached a floor or ceiling are classified according to contractual maturity. Nonaccrual loans are excluded.

[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.
[4]

In 2008, distribution of maturities of investment securities was based on amortized cost due to classification of certain securities as held-to-maturity. In 2009, all securities have been classified as available-for-sale. The use of fair value versus amortized cost does not materially change the sensitivity results at December 31, 2009.

As shown in the preceding table, the Company’s cumulative gap position remained negative through the one-year repricing interval, totaling $(84,609,000) at year-end 2009. Excluding traditionally nonvolatile NOW from the gap calculation, the cumulative gap totaled $913,000 at twelve months, effectively reflecting a marginal asset sensitive position at December 31, 2009. Overall, the one-year gap position narrowed 20.86% at December 31, 2009 versus December 31, 2008. At December 31, 2008 and earlier periods in 2009, the Company’s twelve-month gap position was liability sensitive. Changes in balance sheet mix due to liquidity considerations were primary factors in the sensitivity shift at year-end 2009. For example, short-term advances from the FHLB fell $7,000,000 at December 31, 2009 versus 2008. Additionally, growth in interest-bearing deposits in other banks exceeded $15,000,000.

These interest-bearing deposits in other banks, primarily comprising excess reserves at the Federal Reserve and providing only a nominal return, are expected to remain elevated throughout 2010. For more details on these excess reserves and other liquidity considerations, refer to the Liquidity section of this Analysis. At December 31, 2009, adjustable rate loans that had reached a contractual floor approximated $134,500,000; at December 31, 2008, such loans approximated $77,400,000. Once these loans again float, they will be classified according to repricing characteristics, which is normally 0 – 3 months for prime-based loans. The Financial Condition section of this Analysis contains more details on these particular loans.

Except for seasonal variations, mainly in deposit balances, no other significant changes are anticipated in the gap position during 2010. The Company does not intend to materially extend asset duration in the current rate and economic environment. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that fixed rate loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. Conversely, loans may be renewed and their maturities extended.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 300 basis points rise in rates over the next twelve months would increase net interest income approximately 12%; a gradual 300 basis points decline in rates would reduce net interest income approximately 12%. An immediate downward shock of 200 basis points would adversely impact net interest income approximately 18% over the next year; a similar upward shock would increase net interest income approximately 15%. Limitations inherent with simulation modeling include: a) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); and b) changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans and significant increases in nonaccrual loans, are oftentimes difficult to forecast.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At December 31, 2009, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 17.90%, 19.17%, and 14.00%. On a stand-alone basis, SEB’s same ratios totaled 16.49%, 17.75%, and 12.89%. Regulators have expressed the need for increased capital requirements for bank holding companies and their subsidiaries; management expects minimum required capital levels will rise in the future.

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

Capital ratios for the most recent periods are presented in the following table.

Capital Ratios December 31,	2009	2008	2007	2006	2005
(Dollars in thousands)

Tier 1 capital:
Total shareholders’ equity	$56,559	$57,184	$56,737	$52,186	$49,401
Accumulated other comprehensive loss (income)	1,076	1,075	(16)	598	688
Intangible assets and other adjustments	-	(133)	(448)	(507)	(565)
Total Tier 1 capital	57,635	58,126	56,273	52,277	49,524
Tier 2 capital:
Portion of allowance for loan losses	4,063	4,184	3,930	3,568	3,152
Allowable long-term debt	-	-	-	-	-
Total Tier 2 capital	4,063	4,184	3,930	3,568	3,152
Total risk-based capital	$61,698	$62,310	$60,203	$55,845	$52,676
Risk-weighted assets	$321,904	$333,965	$313,827	$284,789	$251,024
Risk-based ratios:
Tier 1 capital[1]	17.90%	17.40%	17.93%	18.36%	19.73%
Total risk-based capital	19.17%	18.66%	19.18%	19.61%	20.98%
Tier 1 leverage ratio	14.00%	13.61%	13.60%	13.05%	13.10%
Shareholders’ equity to assets	13.43%	13.15%	13.00%	12.72%	12.71%

[1]	The Company’s tier 1 common equity is the same as its tier 1 capital ratio.

Book value per share grew a marginal 0.11% or $0.02 during 2009 to $18.02 at year-end. Dividends declared totaled $0.30, down $0.32 1/2 or 52% from $0.62 1/2 in 2008. The dividend reduction reflects management’s proactive management of capital through a period of economic uncertainty and earnings pressure in the financial industry. The dividend reduction strengthens the Company’s overall balance sheet by retaining not only capital but also cash. Not surprisingly, regulators are encouraging financial companies to set dividend policies with the current economic crisis in mind. The Company declared and paid a $0.06 1/2 dividend in the first quarter of 2010 but cannot guarantee that additional dividends will be paid in 2010. For more specifics on the Company’s dividend policy, refer to both Shareholder Matters in Part II, Item 5, and the subsection immediately following.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. In 2008, the Company purchased 2,000 shares on the open market at a purchase price of $21.06 per share. In 2009, the Company purchased an additional 37,800 shares at an average price of $11.98 per share. Cumulatively through year-end 2009, the Company had purchased 442,266 shares or 12.35% of total shares issued. The remaining consideration available for additional purchases, at prices to be determined in the future, was $6,196,969 at December 31, 2009. Subsequent to December 31, 2009, the Company purchased an additional 9,143 shares at an aggregate purchase price of $91,430 or $10.00 per share. Any additional acquisition of shares will be dictated by market conditions and capital considerations. The Share Repurchase Table in Part II, Item 5, provides more information on the buyback program.

The Company has granted various employees options to purchase shares of common stock; refer to Note 9 of the Consolidated Financial Statements for details on the number of options outstanding and the range of exercise prices.

Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, increased a slight $1,111 during 2009. Further details on investment securities, including corporates, and their associated fair values are contained in the Financial Condition section of this Analysis.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Dividend Policy

The Company’s ability to pay dividends is dependent on operating results, capital adequacy, and the availability of liquid assets for distribution. The Company is a legal entity separate and distinct from its bank subsidiary, and its revenues depend primarily on the payment of dividends from SEB. Unless regulatory approval is granted, SEB cannot pay a dividend to the Company until its operating performance improves and credit losses abate. See the Nonperforming Assets section of this Analysis for more details on problem asset trends and their resultant effect on earnings. The Parent Company only financial condition, including cash reserves, is disclosed in Note 19 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net income totaled $734,087 in 2009, down nearly 80% or $2,815,726 from 2008. On a per share basis, net income declined $0.89 to $ 0.23 in 2009 from $1.12 in 2008. The return on average assets totaled 0.18% in 2009 versus 0.83% in 2008 and the return on beginning equity, 1.28% versus 6.26%. Major variances in the 2009 results included:

•	$1,418,024 decline in net interest income due to comparative asset sensitivity, margin compression, and increase in nonaccrual loans;

•	$4,542,000 increase in the loan loss provision to address loan quality issues;

•	$0 other-than-temporary impairment loss on corporate debt securities in 2009 versus $1,024,681 in 2008;

•	$513,181 reduction in salaries and employee benefits;

•	$386,579 write-downs on other real estate subsequent to foreclosure;

•	$612,507 increase in assessments for FDIC insurance; and

•	$1,841,738 reduction in income tax expense.

Earnings declined $3,480,705 in 2008 compared to 2007. Variations in net interest income and noninterest income/expense are further discussed in the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Selected ratios for the measurement of net income and equity are presented below:

Return on Equity and Assets Years Ended December 31,	2009	2008	2007	2006	2005

Return on average assets	0.18%	0.83%	1.71%	1.68%	1.67%
Return on average equity	1.28%	6.19%	12.82%	12.74%	12.73%
Dividend payout ratio[1]	129.11%	55.94%	30.45%	49.90%	51.36%
Average equity to average assets ratio	13.80%	13.15%	13.00%	12.72%	12.71%

[1]	Refer to the Capital Adequacy section of this Analysis for particulars on the Company’s dividend policy.

The Company recorded an operating loss approximating $1,200,000 during the first quarter of 2010; management does not expect the Company to recognize a profit until problem asset trends improve. Nonperforming Assets are further discussed in Part II, Item 7 of this Analysis.

Net Interest Income

Due to comparative asset sensitivity, margin compression, and increased nonaccrual loans, net interest income declined $1,418,024 or 8.49% in 2009 compared to 2008. Simply put, asset sensitivity means earnings on loans and other assets generally decline quicker than expenses on deposits and other liabilities when rates drop. Rate movements promulgated by the Federal Reserve the last 24 months, whose full impact was still being felt from a comparative perspective in 2009, were particularly rapid and aggressive as the Federal Reserve sought to address the current economic crisis: Prime dropped from 7.25% at December 31, 2007 and settled at 5.00% April 30, 2008 before falling thrice more in the fourth quarter of 2008 – to 4.50% on October 8, 4.00% October 30, and 3.25% December 16. Loans tied to prime and other variable indexes reprice instantaneously in a down rate environment, and securities with call or other prepayment features are normally redeemed prior to stated maturity and replaced at lower rates. Management cut deposit rates multiple times in 2008 and 2009 although competitive and other factors preclude simultaneous and proportionate declines in these rates. Reducing cost of funds in the current economic cycle has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher and lowered margins and spreads for competitor banks attempting to maintain market share. Although many variable rate loans have reached a contractual floor, reducing asset sensitivity, asset rates remain exceedingly low and deposit costs high on a relative basis. Net interest income and resultant margins and spreads are projected to decline further in 2010 due to a) yield reductions on a year-over-year basis, due largely to higher cash equivalent balances and investment securities with optionality; b) overall lower average balances on loans and also, investment securities due to sales; and c) significant increases in nonperforming assets, particularly nonaccrual loans and foreclosed other real estate. As discussed earlier, unless collected, nonaccrual balances adversely affect interest income two ways - interest reversals and nonearning status. The drop in net interest income for the 2010 first quarter alone approximated 15%. To recap, the net interest margin approximated 4.18% in 2009 versus 4.41% in 2008; the interest rate spread, 3.76% versus 3.83%. Interest earnings on loans, investment securities, and other assets fell $2,011,508, $1,550,343, and $115,499 in 2009 compared to 2008. Asset yields averaged 5.72% in 2009, down 74 basis points from 6.46% in 2008; see the interest differential table on the next page for more details on changes in interest income attributable to volume and rates in 2009 versus 2008. Interest expense on deposits and other borrowed funds declined $2,259,326 or 27.92% in 2009 versus 2008. Cost of funds fell 67 basis points, totaling 1.96% in 2009 versus 2.63% in 2008. The reduced funding costs resulted from lower rates on all interest-bearing liabilities, including deposits, in 2009 compared to 2008. Although interest expense on time certificates declined 22.80% in 2009 compared to 2008, higher average balances, competitive pressure, and the aforementioned lag effect have constrained desired rate reductions in this product. Nonetheless, rate pressure on certificates eased moderately the last half of 2009 and is expected to drop further the first half of 2010. The Company also carried higher average advances with the FHLB in 2009. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit/funding fluctuations and the Company’s asset/liability sensitivity position.

The intense competition for deposits and certain loans continued throughout 2009 and also early 2010 and shows no sign of abating. The high number of financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass, grow, and maintain market share. Volume of assets and deposits become even more important as margins decline. Long-term strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last three years are provided in the following table.

		2009			2008			2007
Average Balances[6] Years Ended December 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Cash and due from banks	$14,247			$17,919			$19,297
Interest-earning assets:
Loans, net[1,2,4]	282,946	$16,935	5.99%	270,133	$18,903	7.00%	268,445	$24,155	9.00%
Interest-bearing deposits in other banks	2,180	4	0.18%	41	1	2.44%	42	3	5.95%
Federal funds sold	3,894	8	0.21%	3,976	95	2.39%	3,367	159	4.72%
Taxable investment securities[3]	67,053	3,267	4.87%	91,465	4,622	5.05%	76,904	3,582	4.66%
Tax-exempt investment securities[3,4]	22,589	1,494	6.61%	27,021	1,783	6.60%	29,465	1,924	6.53%
Other interest-earning assets	1,356	13	0.96%	1,120	45	4.02%	1,034	65	6.29%
Total interest-earning assets	380,018	21,721	5.72%	393,756	25,449	6.46%	379,257	29,888	7.88%
Allowance for loan losses	(6,130)			(4,677)			(4,363)
Premises and equipment, net	12,066			12,357			10,923
Intangible and other assets	15,732			11,134			5,744
Unrealized losses on investment securities	(1,976)			(1,337)			(732)
Total Assets	$413,957			$429,152			$410,126

Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$56,383			$60,386			$73,091
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	94,315	$720	0.76%	108,336	$1,511	1.39%	95,350	$2,606	2.73%
Savings	59,030	426	0.72%	60,708	573	0.94%	68,502	1,488	2.17%
Time deposits	132,135	4,286	3.24%	127,129	5,552	4.37%	106,266	5,302	4.99%
Federal funds purchased	1,350	13	0.96%	3,523	99	2.81%	3,100	169	5.45%
U.S. Treasury demand note	537	-	0.00%	729	11	1.51%	802	41	5.11%
Federal Home Loan Bank advances	10,329	389	3.77%	7,602	347	4.56%	5,000	300	6.00%
Total interest-bearing liabilities	297,696	5,834	1.96%	308,027	8,093	2.63%	279,020	9,906	3.55%
Other liabilities	2,732			3,429			3,163
Shareholders’ equity	57,146			57,310			54,852
Total Liabilities and Shareholders’ Equity	$413,957			$429,152			$410,126
Excess of interest-earning assets over interest-bearing liabilities	$82,322			$85,729			$100,237
Interest rate spread			3.76%			3.83%			4.33%
Net interest income		$15,887			$17,356			$19,982
Net interest margin			4.18%			4.41%			5.27%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes loan fees and late charges of approximately $906,000, $997,000, and $1,211,000 in 2009, 2008, and 2007.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $600,000, $651,000, and $739,000 in 2009, 2008, and 2007. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	Now and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2009 and 2008.

Interest Differential[1] Years Ended December 31,	2009 Compared to 2008 Increase (Decrease) Due to			2008 Compared to 2007 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
(In thousands)

Interest income:
Loans[2,3]	$865	$(2,833)	$(1,968)	$151	$(5,403)	$(5,252)
Interest-bearing deposits in other banks	5	(2)	3	-	(2)	(2)
Federal funds sold	(2)	(85)	(87)	25	(89)	(64)
Taxable investment securities	(1,195)	(160)	(1,355)	718	322	1,040
Tax-exempt investment securities[3]	(293)	4	(289)	(161)	20	(141)
Other interest-earning assets	8	(40)	(32)	5	(25)	(20)
Total interest income	(612)	(3,116)	(3,728)	738	(5,177)	(4,439)

Interest expense:
Interest-bearing demand deposits[4]	(176)	(615)	(791)	317	(1,412)	(1,095)
Savings	(15)	(132)	(147)	(153)	(762)	(915)
Time deposits	211	(1,477)	(1,266)	962	(712)	250
Federal funds purchased	(42)	(44)	(86)	21	(91)	(70)
U.S. Treasury demand note	(2)	(9)	(11)	(3)	(27)	(30)
Federal Home Loan Bank advances	110	(68)	42	131	(84)	47
Total interest expense	86	(2,345)	(2,259)	1,275	(3,088)	(1,813)
Net change in net interest income	$(698)	$(771)	$(1,469)	$(537)	$(2,089)	$(2,626)
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

[4]	Now and money market accounts.

Noninterest Income and Expense

Noninterest income increased $879,940 or 24.65% in 2009 compared to 2008. Major elements in the 2009 results included:

a)	Other-than-temporary impairment loss on debt security: In 2008, the Company recorded a $1,024,681 other-than-temporary impairment loss on a single corporate debt security. Impairment was based on a material adverse change in estimated cash flows for purposes of determining fair value. No similar charge was recorded in 2009.

b)	Net gains on sales of investment securities available-for-sale: The Company recognized a net gain of $160,014 on the sale of various securities, including corporate debt obligations, totaling $15,431,591 in 2009. These securities were sold to reduce certain sector concentrations and provide liquidity. In 2008, a net gain of $178,655 was recognized on the sale of mortgage-backed and U.S. Government-sponsored enterprise securities totaling $12,205,989; these securities were likewise sold for liquidity purposes. The Financial Condition section of this Analysis contains additional details on securities transactions.

c)	Service charges on deposit accounts: Service charges on deposit accounts declined $159,762 or 5.41% in 2009 compared to 2008. Lower volume of NSF fees was the main factor in the 2009 decline. In 2008, analysis charges on commercial accounts accounted for approximately 55% of the $260,972 improvement in service charge income; increased volume of NSF and regular checking fees accounted for the remaining improvement.

d)	Other noninterest income: Other noninterest income grew a marginal $33,662 or 2.30% in 2009. A $100,000 litigation credit collected in the fourth quarter largely offset a $78,429 or 29.42% decline in mortgage origination fees in 2009. By type and amount, the chief components of other operating income in 2009 were surcharge fees – ATM, $463,715; mortgage origination fees, $188,137; income on bank-owned life insurance, with a resultant yield approximating 7% on a federal taxable-equivalent basis, $245,830; income on sale of check products, $91,895; safe deposit box rentals, $89,084; and commissions on the sale of credit life insurance (separate from third party broker-dealer affiliation), $97,464. Together, these six income items comprised 78.66% of other operating income. In 2008, these same six income components comprised 82.23% of other operating income.

Noninterest expense declined $422,620 or 3.01% in 2009 compared to 2008. The chief factors impacting 2009 results included:

a)	Salaries and employee benefits: Personnel costs fell 6.55% or $513,181 in 2009 after declining $358,982 in 2008. Declines in both officer and employee salaries, incentive accruals, and profit-sharing plan contributions accounted for most of the 2009 variation. Specifically, officer salaries declined $178,110 due to open management positions at various facilities that were completely or partially unfilled in 2009. Management expects to fill open positions remaining when qualified candidates are found. Employee salaries declined $111,833 due to unfilled positions as well as a staff-sharing plan implemented by management, which reduced overtime and the need for part-time employees at the branch level in 2009. Additionally, the Company has eliminated virtually all merit-based or other salary increases and bonuses for its employees, including officers, except in connection with a promotion; cost savings due to the incentive elimination approximated $100,000 in 2009. More specifically, incentives accrued under various production programs approximated $18,000 in 2009 versus $36,000 in 2008; annual employee (non-officer) incentive programs, $0 versus $55,000; and annual officer incentive programs, $0 in both 2009 and 2008. No executive officers were eligible for, or received, a cash bonus accrual in 2009 or 2008. Given profitability projections, no annual incentive payouts or accruals are expected in 2010. The Company reduced profit-sharing accruals $137,314 in 2009 compared to 2008. Refer to Note 9 of the Consolidated Financial Statements for more details on the profit-sharing plan, including its 401(k) component. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2009. Profit-sharing accruals and other fringe benefits constituted the remaining 4% and 13% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2009. In 2008, reductions in incentive accruals accounted for virtually all the variation in personnel costs.

b)	Occupancy and equipment, net: Net occupancy and equipment expense declined $336,739 or 11.02% in 2009 after growing 6.89% in 2008. Reductions in building and proof maintenance costs were key factors in the 2009 results. The Company substantially completed its branch renovation program in 2008, refurbishing three facilities; in contrast, only one renovation was planned and completed in 2009. The resulting expense related to facility repair and maintenance was $167,557 lower in 2009 compared to 2008. The proof department reduced its comparative maintenance costs $80,671 due to implementation of Check 21 (electronic submission of checks to the Federal Reserve).

c)

Other noninterest expense: Other noninterest expense increased $427,300 or 13.54% in 2009 after increasing $501,873 or 18.91% in 2008. A $171,581 reduction in courier expense and a $167,148 reduction in impairment charges on intangible assets somewhat offset hefty increases of $612,507 in FDIC assessment expenses and $381,103 in write-downs and other losses on foreclosed real estate. The reduction in courier costs resulted from changes in interoffice delivery schedules made possible by Check 21. The Company recorded full impairment charges of $89,627 related to core deposit intangibles in 2009 and $256,775 related to goodwill in 2008. The intangible impairments are further discussed in Notes 1 and 5 of the Consolidated Financial Statements; the Company had no residual intangible balances at December 31, 2009. The 842.10% increase in FDIC assessment expense in 2009 stemmed from both regular and special assessment charges. The 2009 increase in foreclosed real estate losses is reflective of problem asset trends and related declines in property values since 2008. Besides FDIC expense, which totaled $685,243 in 2009, $72,736 in 2008, and $39,983 in 2007 and net ORE losses (gains) which totaled $368,146 in 2009, $(12,957) in 2008, and $(49,567) in 2007, no individual component of noninterest expense aggregated or exceeded 10% of the total in 2009. Note 11 of the Consolidated Financial Statements contains additional disclosures on noninterest expense, and also noninterest income, which exceeded the 10% threshold in 2008 and 2007.

As noted above, the FDIC significantly increased assessment charges for deposit insurance coverage in 2009, with additional increases expected in 2010. These assessment expenses will materially and adversely impact the Company’s profitability in 2010 and beyond. Recent revisions to assessment rules and their impact on the Company are further discussed in Part I, Item 1A, and the Liquidity section of this Analysis. The Company also expects that losses on foreclosed real estate will remain elevated in 2010 unless the Company’s coastal real estate markets stabilize and demand for properties - at reasonable prices - improves.

CRITICAL ACCOUNTING POLICIES

Significant accounting policies are described in Note 1 to the Consolidated Financial Statements and are integral to understanding this Analysis. The Company has identified certain accounting policies as critical, because they require judgment about matters that are highly uncertain and the use of different estimates reasonably applied might result in materially different valuations of assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, valuing an asset or liability, recovering an asset, or relieving a liability. The Company’s financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in the banking industry. The Company applies its critical accounting policies consistently from period to period and intends that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical are described below.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the existing loan portfolio. The allowance is increased by the provision for loan losses and reduced by loans charged-off, net of recoveries. The allowance is determined based on management’s review and evaluation of larger loans that meet the definition of impaired and the size and current risk characteristics of pools of homogeneous loans (i.e., loans having similar characteristics) within the loan portfolio and also, an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk-rating data.

Larger nonaccrual loans, loans whose terms have been modified in a TDR, and certain other large loans graded substandard, as that term is defined by banking regulation, are individually evaluated to determine the amount of specific allowance required using the most probable source of repayment, including the present value of the loan’s expected future cash flows, the fair value of the underlying collateral less costs of disposition, or the loan’s estimated market value. In these measurements, assumptions and methodologies relevant to estimating the level of impaired and unrealized losses in the portfolio are used. To the extent that data supporting such assumptions has limitations, managerial judgment and experience play a key role in estimating losses. Key judgments used in determining the allowance for loan losses include internal risk ratings, market and collateral values, discount rates, loss rates, and the Company’s view of current economic conditions.

General allowances are established for loans grouped into pools that have similar characteristics, including smaller balance homogeneous loans. Management estimates probable losses by evaluating quantitative and qualitative factors, including net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loans, product mix, underwriting practices, industry conditions, and economic trends.

Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance for loan losses. The qualitative factors associated with unallocated allowances are subjective and require a high degree of judgment.

These factors include the inherent imprecisions in mathematical models and credit quality statistics, recent economic uncertainties, losses incurred from recent events not reflected in general or specific allowances, and lagging or incomplete data. At December 31, 2009, no portion of the allowance was unallocated.

The Company’s financial results are affected by changes in and the absolute level of the allowance. This process involves an analysis of complex internal and external variables and requires judgment to estimate an appropriate allowance. As a result of the uncertainty associated with this subjectivity, the precision of the amount reserved cannot be assured if the Company experiences sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers or economic conditions could require significant increases or decreases in the level of the allowance. Such adjustments could materially affect net income due to changes in the provision. During 2009 and 2008, delinquencies and net charge-offs in the real estate portfolio, including land holding and development loans, increased significantly due to deterioration in the housing market. The allowance considered current market conditions in deriving estimated reserves; however, given continued economic uncertainties, the ultimate amount of loss could vary significantly from that estimate. Refer to the Financial Condition section of this Analysis for additional discussion on the allowance.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, other real estate, other repossessed assets, and certain other long-lived assets. Investment securities available-for-sale are measured at fair value on a recurring basis. Conversely, fair value is used on a non-recurring basis to evaluate certain other assets or liabilities for impairment or for disclosure purposes; accordingly, these instruments are recorded at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of fair values to change include modifications in prepayment speeds, discount rates, or other market interest rates and changes in credit or market risk. Estimates and assumptions are reviewed periodically, and the effects of such revisions are reflected in the Consolidated Financial Statements when applicable.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Estimating fair value requires the Company to make a number of significant judgments. Where observable market prices for identical assets or liabilities are not available, the Company identifies what it believes to be similar assets or liabilities. If observable market prices are unavailable or impracticable to obtain for any such similar assets or liabilities, then fair value is estimated using modeling techniques, such as discounted cash flow analyses. These modeling techniques incorporate assumptions that market participants would likely use in pricing the asset or liability, such as interest rates, the effect of any restriction on the sale or use of an asset, market liquidity, and the risk of nonperformance. In certain cases, management’s assessment of assumptions that market participants would make may be inherently difficult to determine, and the use of different assumptions could result in material changes to these fair value measurements.

In estimating fair values for investment securities, observable market prices are the best evidence of exit price. If such market prices are not available for the exact securities owned, fair values are based on market prices of similar instruments, third party broker quotes, or otherwise estimated using industry-standard or other models whose inputs may be unobservable. The distressed market conditions associated with this economic recession have impacted the Company’s ability to value certain investment securities. Even when third party pricing has been available, the reduced trading activity stemming from current market conditions has challenged the observability of these quotations. The Company’s use of unobservable inputs in valuing certain investment securities is described in Note 17 to the Consolidated Financial Statements.

Impaired loans are also evaluated in accordance with accounting guidance for fair value measurements. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. Changes in impaired loans and the allowance – i.e. fair value - can significantly impact the Company’s financial position and results of operations.

The fair values of other real estate and other repossessions are often based on recent appraisals by third parties, less estimated selling costs. Estimates of fair value are also required when performing impairment analyses of intangibles and other long-lived assets. For long-lived assets, including intangibles subject to amortization, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value and is not recoverable. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that could trigger impairment include significant underperformance relative to historical or projected future operating results, changes in the use of the acquired assets, and negative industry or economic trends. The review of factors present and the resulting appropriate carrying value of other long-lived assets are subject to managerial judgments and estimates. Future events could cause the Company to conclude that an asset is impaired and a write-down is appropriate. In 2009, the Company recorded an $89,627 impairment charge related to core deposit intangibles and in 2008, a $256,775 impairment charge on goodwill. The Company had no residual intangible balances at December 31, 2009.

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

The Company must also evaluate the realizability of deferred tax assets based on expectations of future taxable income, and to the extent recovery is deemed unlikely, establish a valuation allowance. Significant managerial judgment is necessarily required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. To the extent a valuation allowance is established or adjusted in a particular period, an expense must be included within the tax provision in the Consolidated Statements of Income. See Note 10 to the Consolidated Financial Statements for additional details on income taxes.

RECENT ACCOUNTING DEVELOPMENTS

The provisions of recent pronouncements and the related impact on the Company’s Consolidated Financial Statements, if any, are discussed in the Recent Accounting Pronouncements section of Note 1.

Various other accounting proposals affecting the banking industry are pending with the FASB. Given the inherent uncertainty of the proposal process, the Company cannot assess the impact of any such proposals on its financial condition or results of operations.

CORPORATE GOVERNANCE

Pursuant to the Sarbanes-Oxley Act, the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “Treasurer”), or persons acting in those capacities, are required to certify the Company’s financial statements. Specifically, the Sarbanes-Oxley Act requires that annual reports filed with the SEC include a statement by management asserting management’s responsibility for creating and maintaining adequate internal controls and assessing the effectiveness of those controls. The Sarbanes-Oxley Act also requires companies to disclose whether they have adopted an ethics code for senior financial officers, and whether the Audit Committee includes at least one “Audit Committee financial expert.” The Company believes that it has complied with each of the foregoing requirements except the last. Although the Audit Committee includes directors presiding over their own businesses and actively engaged in financial matters, the Company does not believe that any of its current committee members qualify as a financial expert; however, a local certified public accountant well versed in financial matters serves on the Audit Committee of the Bank, and because all committee meetings are joint and the Bank is the predominant asset of the Company, the Company believes that it complies with the spirit of the Act.

The Code of Ethical Conduct for Senior Financial Officers (the “Code”) adopted by the Company applies to the Company’s Treasurer as well as other financial officers. The Company’s CEO has executed an affirmation whereby he agrees to abide by all provisions and requirements stated in the Code. A full text of the Code is available without charge upon written request to Southeastern Banking Corporation, Attention: Corporate Secretary, P.O. Box 455, 1010 North Way, Darien, Georgia 31305.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Annual Report on Form 10-K or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of federal securities laws, including, without limitation, statements regarding the Company’s outlook on earnings, stock performance, asset quality, economic conditions, real estate markets, and projected growth, and are based upon management’s beliefs as well as assumptions based on data currently available. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, they should be considered forward-looking statements. Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements include: (1) economic conditions, both generally and in local markets, may continue to be less favorable than expected, resulting in, among other things, further deterioration in credit quality, a reduction in demand for credit, or additional declines in real estate values; (2) the general decline in the real estate and lending market, particularly in the Company’s coastal markets, may continue to negatively affect financial results; (3) the allowance for loan losses may not be adequate to cover eventual loss; (4) future losses will be realized if proceeds received upon liquidation of nonperforming assets are less than carrying values of such assets; (5) restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals; (6) the Company’s ability to raise any needed capital in a prolonged economic downturn may be impaired if market disruption and volatility continue or worsen; (7) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the Company’s business, revenue, and profit margins; (8) poor financial results may negatively affect liquidity; (9) competitive pressures among depository and other financial institutions may increase significantly, resulting in lost business relationships or reduced margins; (10) changes in the interest rate environment may reduce margins or the volumes or values of loans made; (11) competitors may have greater financial resources and develop products that enable them to compete more successfully; (12) the Company’s ability to attract and retain key personnel can be affected by increased competition for experienced employees in the banking industry; (13) adverse changes may occur in the bond markets, affecting portfolio valuation and causing impairment; (14) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (15) economic, governmental, or other factors may prevent growth in the Company’s markets; (16) changes in consumer spending and savings habits could impede the Company’s ability to grow its loan and deposit portfolios; (17) the Company may be unfavorably impacted by litigation, which depends on judicial interpretations of law and findings of juries; (18) the Company may be unable to pay dividends on common stock; (19) third party vendors who provide key components of the Company’s business infrastructure may have system failures or other difficulties which could materially affect operations; and (20) the risk factors discussed from time to time in the Company’s periodic reports filed with the SEC, including but not limited to, this Form 10-K. The Company undertakes no obligation to, and does not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

The response to this item commences on page 50. Selected Statistical Information is included within the management discussion in Part II, Item 7. Both the financial information and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiary.

Quarterly Results (Unaudited)

The following tables set forth certain consolidated quarterly financial information. This information is derived from unaudited Consolidated Financial Statements which include, in the opinion of management, all normal recurring adjustments necessary for a fair presentation. The results for any quarter are not necessarily indicative of trends or results for any future period. Due to rounding, the sum of the quarterly results presented may not agree with totals for the full year.

Selected Quarterly Financial Data 2009 Quarter Ended
	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

Interest income	$5,060	$5,321	$5,333	$5,406
Interest expense	1,321	1,429	1,504	1,579
Net interest income	3,739	3,892	3,829	3,827
Provision for loan losses	2,350	1,350	1,250	940
Net gains (losses) on sales of investment securities	(40)	2	-	198
Income (loss) before income tax expense (benefit)	(819)	230	17	794
Net income (loss)	(281)	273	104	638
Basic and diluted earnings (loss) per common share	$(0.09)	$ 0.09	$ 0.03	$ 0.20

Selected Quarterly Financial Data 2008 Quarter Ended
	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

Interest income	$5,702	$6,122	$6,351	$6,623
Interest expense	1,806	1,906	2,033	2,348
Net interest income	3,896	4,216	4,318	4,275
Provision for loan losses	852	265	120	111
Net gains (losses) on sales of investment securities	160	19	-	-
Other-than-temporary impairment loss on corporate debt security	(1,025)	-	-	-
Income (loss) before income tax expense (benefit)	(233)	1,601	1,803	1,708
Net income (loss)	(75)	1,142	1,274	1,209
Basic and diluted earnings (loss) per common share	$(0.02)	$ 0.36	$ 0.40	$ 0.38

An increased provision for loan losses was the overriding factor in the increased operating loss during the 2009 fourth quarter compared to earlier periods in 2009 and the 2008 fourth quarter. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details on the real estate loans necessitating the higher provision.

Consolidated Balance Sheets

December 31,	2009	2008

Assets

Cash and due from banks	$24,614,878	$16,376,290
Interest-bearing deposits in other banks	15,867,581	11,058
Federal funds sold	2,150,000	-
Cash and cash equivalents	42,632,459	16,387,348
Investment securities:
Available-for-sale, at market value (amortized cost of $76,256,916 and $86,882,775 at December 31, 2009 and 2008)	74,626,130	85,253,669
Held-to-maturity, at amortized cost (fair value of $30,299,524 at December 31, 2008)	-	30,225,957
Total investment securities	74,626,130	115,479,626

Loans, gross	275,828,915	279,885,949
Unearned income	(103,059)	(129,254)
Allowance for loan losses	(7,169,703)	(4,929,177)
Net loans	268,556,153	274,827,518

Premises and equipment, net	11,706,110	12,396,208
Bank-owned life insurance, at cash surrender value	5,500,430	5,254,600
Other real estate	8,529,562	3,630,338
Intangible assets	-	133,287
Other assets	9,504,781	6,877,624
Total Assets	$421,055,625	$434,986,549

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$55,320,379	$55,628,317
Interest-bearing demand, savings, and time deposits	296,450,962	294,181,474
Total deposits	351,771,341	349,809,791

Federal funds purchased	-	6,258,000
U. S. Treasury demand note	753,595	1,982,486
Federal Home Loan Bank advances	10,000,000	17,000,000
Other liabilities	1,972,006	2,752,729
Total liabilities	364,496,942	377,803,006

Commitments and Contingencies

Shareholders’ Equity
Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,449,696	1,406,788
Retained earnings	60,512,342	60,726,000
Treasury stock, at cost	(8,803,031)	(8,350,032)
Accumulated other comprehensive loss	(1,076,320)	(1,075,209)
Total shareholders’ equity	56,558,683	57,183,543
Total Liabilities and Shareholders’ Equity	$421,055,625	$434,986,549

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,138,531	3,176,331
Treasury shares	442,266	404,466

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Years Ended December 31,	2009	2008	2007

Interest income:
Interest and fees on loans	$16,831,426	$18,842,934	$24,065,398
Interest on investment securities:
Taxable	3,266,985	4,621,908	3,582,450
Tax-exempt	996,942	1,192,362	1,273,130
Other interest income	25,003	140,502	227,435
Total interest income	21,120,356	24,797,706	29,148,413

Interest expense:
Interest on deposits	5,431,672	7,636,012	9,395,888
Interest on Federal Home Loan Bank advances	388,708	346,858	300,111
Interest on other borrowings	12,874	109,710	209,676
Total interest expense	5,833,254	8,092,580	9,905,675

Net interest income	15,287,102	16,705,126	19,242,738

Provision for loan losses	5,890,000	1,348,000	305,000
Net interest income after provision for loan losses	9,397,102	15,357,126	18,937,738

Noninterest income:
Service charges on deposit accounts	2,794,809	2,954,571	2,693,599
Net gain on sales of investment securities available-for-sale	160,014	178,655	97,473
Gain on sale of nonreadily marketable equity security	-	-	1,047,150
Other-than-temporary impairment loss on debt security	-	(1,024,681)	-
Other noninterest income	1,495,229	1,461,567	1,315,472
Total noninterest income	4,450,052	3,570,112	5,153,694

Noninterest expense:
Salaries and employee benefits	7,324,170	7,837,351	8,196,333
Occupancy and equipment expense, net	2,718,672	3,055,411	2,858,411
Other noninterest expense	3,582,804	3,155,504	2,653,631
Total noninterest expense	13,625,646	14,048,266	13,708,375

Income before income tax expense (benefit)	221,508	4,878,972	10,383,057

Income tax expense (benefit)	(512,579)	1,329,159	3,352,539
Net income	$734,087	$3,549,813	$7,030,518
Basic and diluted earnings per common share	$0.23	$1.12	$2.19
Basic and diluted weighted average common shares outstanding	3,155,757	3,177,101	3,204,024

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholder’s Equity

	Common Stock		Additional			Accumulated Other
	Shares	Stated Value	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive (Loss) Income	Total
Balance, December 31, 2006	3,213,600	$4,475,996	$1,391,723	$54,272,250	$(7,356,329)	$(597,454)	$52,186,186
Comprehensive income:
Net income	-	-	-	7,030,518	-	-	7,030,518
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $345,945	-	-	-	-	-	671,540	671,540
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $38,989	-	-	-	-	-	(58,484)	(58,484)
Total comprehensive income							7,643,574
Cash dividends declared, $0.67 per share	-	-	-	(2,140,874)	-	-	(2,140,874)
Purchase of treasury stock	(35,269)	-	-	-	(951,576)	-	(951,576)
Balance, December 31, 2007	3,178,331	4,475,996	1,391,723	59,161,894	(8,307,905)	15,602	56,737,310
Comprehensive income:
Net income	-	-	-	3,549,813	-	-	3,549,813
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $(823,432)	-	-	-	-	-	(1,598,427)	(1,598,427)
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $71,462	-	-	-	-	-	(107,193)	(107,193)
Reclassification adjustment for other-than-temporary impairment loss on debt security included in net income, net of tax (benefit) of $(409,872)	-	-	-	-	-	614,809	614,809
Total comprehensive income							2,459,002
Cash dividends declared, $0.62 1/2 per share	-	-	-	(1,985,707)	-	-	(1,985,707)
Stock-based compensation	-	-	15,065	-	-	-	15,065
Purchase of treasury stock	(2,000)	-	-	-	(42,127)	-	(42,127)
Balance, December 31, 2008	3,176,331	4,475,996	1,406,788	60,726,000	(8,350,032)	(1,075,209)	57,183,543
Comprehensive income:
Net income	-	-	-	734,087	-	-	734,087
Unrealized holding gains (losses) on available-for-sale investment securities arising during the period, net of tax (benefit) of $(101,754)	-	-	-	-	-	(197,525)	(197,525)
Reclassification adjustment for (gains) losses on sales of available-for-sale investment securities included in net income, net of tax (benefit) of $54,405	-	-	-	-	-	(105,609)	(105,609)
Reclassification adjustment for gains (losses) on investment securities transferred from held-to-maturity to available-for-sale category, net of tax (benefit) of $155,587	-	-	-	-	-	302,023	302,023
Total comprehensive income							732,976
Cash dividends declared, $0.30 per share	-	-	-	(947,745)	-	-	(947,745)
Stock-based compensation	-	-	42,908	-	-	-	42,908
Purchase of treasury stock	(37,800)	-	-	-	(452,999)	-	(452,999)
Balance, December 31, 2009	3,138,531	$4,475,996	$1,449,696	$60,512,342	$(8,803,031)	$(1,076,320)	$56,558,683

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years Ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net income	$734,087	$3,549,813	$7,030,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	818,786	830,859	728,579
Amortization and accretion, net	325,402	(73,471)	96,482
Provision for loan losses	5,890,000	1,348,000	305,000
Deferred income tax benefit	(422,907)	(555,798)	(106,165)
Net gain on sales of investment securities available-for-sale	(160,014)	(178,655)	(97,473)
Gain on sale of nonreadily marketable equity security	-	-	(1,047,150)
Other-than-temporary impairment loss on debt security	-	1,024,681	-
Increase in cash surrender value of bank-owned life insurance	(245,830)	(235,183)	(19,417)
Net gain on sales of other real estate	(18,433)	(13,460)	(49,567)
Write-downs on other real estate	386,579	503	-
Impairment of intangible assets	89,627	256,775	-
Stock-based compensation	42,908	15,065	-
(Increase) decrease in interest receivable	506,712	654,037	(284,838)
Increase (decrease) in interest payable	(339,031)	(61,655)	656,200
Net change in income tax receivable or payable	(1,268,053)	489,581	206,484
Increase in prepaid FDIC assessments	(1,825,119)	-	-
Net increase in other assets	(62,784)	(756,578)	(75,374)
Net increase (decrease) in other liabilities	(279,772)	(1,008,742)	567,591
Net cash provided by operating activities	4,172,158	5,285,772	7,910,870
Cash flows from investing activities:
Purchase of investment securities available-for-sale	-	(482,225,589)	(210,206,548)
Purchase of investment securities held-to-maturity	-	(3,943,860)	(900,000)
Proceeds from sales of investment securities available-for-sale	15,431,591	12,205,989	12,086,010
Proceeds from maturities, calls, and paydowns of investment securities:
Available-for-sale	24,519,796	471,328,144	203,878,207
Held-to-maturity	799,700	5,275,350	1,977,200
Net increase in loans	(5,193,080)	(13,970,067)	(22,077,849)
Purchase of Federal Home Loan Bank stock	-	(982,400)	-
Redemption of Federal Home Loan Bank stock	234,300	395,500	40,700
Proceeds from sale of nonreadily marketable equity security	-	-	1,122,150
Purchase of bank-owned life insurance	-	-	(5,000,000)
Capital expenditures, net	(113,688)	(850,108)	(3,262,664)
Proceeds from sales of other real estate	320,419	112,461	364,394
Net cash provided by (used in) investing activities	35,999,038	(12,654,580)	(21,978,400)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,961,550	(12,246,385)	20,105,146
Net increase (decrease) in federal funds purchased	(6,258,000)	(1,034,000)	2,608,000
Net increase (decrease) in U. S. Treasury demand note	(1,228,891)	1,299,963	(1,222,618)
Advances from Federal Home Loan Bank	12,000,000	32,000,000	-
Repayment of advances from Federal Home Loan Bank	(19,000,000)	(20,000,000)	-
Purchase of treasury stock	(452,999)	(42,127)	(951,576)
Dividends paid	(947,745)	(2,780,290)	(3,322,655)
Net cash provided by (used in) financing activities	(13,926,085)	(2,802,839)	17,216,297
Net increase (decrease) in cash and cash equivalents	26,245,111	(10,171,647)	3,148,767
Cash and cash equivalents at beginning of year	16,387,348	26,558,995	23,410,228
Cash and cash equivalents at end of year	$42,632,459	$16,387,348	$26,558,995

Consolidated Statements of Cash Flows

Years Ended December 31,	2009	2008	2007
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,172,285	$8,154,235	$9,251,474
Income taxes, net of refunds	1,185,000	1,500,000	3,320,000
Noncash investing and financing transactions:
Increase in unrealized gains (losses) on investment securities available-for-sale	(1,680)	(1,652,744)	928,875
Transfer of investment securities from held-to-maturity to available-for-sale category	28,811,418	-	-
Real estate acquired through foreclosure	5,585,253	2,805,241	356,348
Loans made in connection with sales of other real estate	25,807	10,346	23,625

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southeastern Banking Corporation is a bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Southeastern Bank. The Company operates within one business segment, community banking, offering a broad range of banking services to consumer and commercial customers through 17 banking offices in southeast Georgia and northeast Florida. The Company, whose tradition of service spans 120 years, is headquartered in Darien, Georgia.

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

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of other real estate, other-than-temporary impairment of investment securities, valuation of deferred taxes, and fair value measurements. Certain reclassifications, with no effect on total assets or net income, have been made to prior period amounts to conform to the current period presentation.

Cash and Cash Equivalents & Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. Cash flows from loans, federal funds sold, federal funds purchased, and deposits are reported net. At various times throughout the year, cash balances held at correspondent banks may exceed federally insured limits.

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta based on a percentage of deposits. Reserve balances totaled approximately $8,619,000 and $11,040,000 at December 31, 2009 and 2008.

Investment Securities

All debt securities are classified as available-for-sale and carried at fair value with unrealized gains and losses, net of deferred taxes, included in accumulated other comprehensive income as a component of shareholders’ equity. Interest income is recognized on an accrual basis with purchase premiums and discounts amortized as an adjustment to yield over the estimated life of the security. Securities available-for-sale can be sold in response to liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Realized gains and losses, determined using the specific identification method, are recognized currently in the Consolidated Statements of Income. Prior to February 2, 2009, the Company classified certain debt securities as held-to-maturity. On February 2, the Company transferred those securities to the available-for-sale category. The transfer, which did not affect net income, is discussed further in Note 2. The Company did not own any equity securities other than restricted shares in the FHLB at December 31, 2009 and 2008.

Prior to April 1, 2009, debt securities that the Company had the intent and ability to hold to recovery and for which it was probable the Company would receive all cash flows were not considered to be other-than-temporarily impaired. Debt securities with other-than-temporary impairment were written down to fair value as a realized loss in the Consolidated Statements of Income. After April 1, the Company changed its policy based on updated accounting guidance for determining other-than-temporary impairment. Based on the new guidance, the Company determines whether it has the intent to sell the debt security or whether it more likely than not will

Notes to Consolidated Financial Statements

be required to sell the debt security before recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment and write the debt security down to fair value. For all other debt securities for which the Company does not expect to recover the entire amortized cost basis of the security and which do not meet either condition, an other-than-temporary impairment loss is considered to have occurred, and the Company records the credit loss portion of impairment in earnings and the temporary impairment related to all other factors in accumulated other comprehensive income. For additional information on the Company’s securities activities, refer to Note 2. The new guidance on impairment losses is further discussed in the “Recent Accounting Pronouncements” section of this Note.

Equity securities without readily determinable fair values, comprising the Company’s required investment in the FHLB, are included in other assets and recorded at cost. The Company periodically reviews this equity holding for other-than-temporary impairment.

Loans

The Company’s loan portfolio is comprised of commercial loans, consumer loans, real estate loans and lines, credit card receivables, and nonaccrual and restructured loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their principal balances outstanding, net of unearned income and the allowance for loan losses. Interest income is accrued on the outstanding principal balance, except on loans classified as nonaccrual. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income or charged to the allowance. Cash receipts on nonaccrual loans are applied first to outstanding principal balances and secondly to interest. Loans are returned to accrual status only when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Accumulated interest on nonaccrual loans, including interest foregone during the nonaccrual period, is recorded as interest income on the date the loan is returned to accrual status.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent. The amount of impairment, if any, is considered in evaluating the overall adequacy of the allowance for loan losses. See the “Allowance for Loan Losses” section of this Note for further discussion. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Impaired loans include not only loans placed on nonaccrual status but also renegotiated or restructured loans. Troubled debt restructurings (“TDR”) are loans in which the Company has granted a concession to the borrower due to the borrower’s financial difficulties, which would not otherwise be considered. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance, or other actions intended to maximize collection. If a loan is in nonaccrual status before it is determined to be a TDR, then the loan remains in nonaccrual status. TDR loans in nonaccrual status may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. When the Company modifies the terms of an existing loan that is not considered a TDR, the Company accounts for the loan modification as a new loan if the terms of the new loan resulting from a loan refinancing or restructuring are at least as favorable to the Company as the terms for comparable loans to other customers with similar risk characteristics who are not undergoing a refinancing or restructuring and the modifications are more than minor. Accounting principles normally require loan origination fees and certain direct loan origination costs to be capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2009, 2008, and 2007 was not significant, no amounts have been capitalized or deferred.

Notes to Consolidated Financial Statements

Allowance for Loan Losses

The Company’s allowance for loan losses is the amount considered adequate to absorb estimated losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Management regularly evaluates the portfolio, considering the uncollectibility of loans in light of historical experience, the nature and volume of the portfolio, overall quality, review of specific problem loans, current economic conditions that may affect borrowers’ ability to pay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information in its evaluation, future adjustments to the allowance may be necessary if significant changes in economic conditions occur. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require additions to the allowance based on their judgment. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance while subsequent recoveries, if any, are credited to the allowance. More than one charge-off may be required on a single loan due to changes in the market value of collateral or other repayment prospects.

The allowance consists of specific, general, and unallocated components. The specific component relates to large loans classified as impaired. A specific allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than its carrying value. The general component covers all other loans and is based on historical loss experience adjusted for various qualitative factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk-rating data. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in estimating specific and general losses in the portfolio. At December 31, 2009, no portion of the allowance was unallocated.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the assets’ estimated useful lives, ranging from 7 – 40 years for buildings and improvements, and 3 – 7 years for furniture and equipment. Construction-in-progress typically includes in-process branch expansion, branch renovation, and software projects. Upon completion, branch-related projects are maintained in buildings and equipment while software projects are reclassified to equipment. Generally, furniture and equipment with per unit costs of less than $1,000 are expensed as incurred and not capitalized. Maintenance and repairs are also expensed as incurred, while improvements are capitalized.

Long-lived assets, including certain fixed assets, are evaluated regularly for other-than-temporary impairment. If circumstances suggest that the value of such assets may be impaired and a write-down would be material, an assessment of recoverability is performed prior to any write-down. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the Consolidated Statements of Income. The Company did not consider any of its premises and equipment to be impaired at December 31, 2009 and 2008.

Bank-Owned Life Insurance

Bank-owned life insurance represents life insurance on the lives of certain employees who have provided positive consent allowing the Company as beneficiary of such policies. These policies are recorded at their cash surrender value, or the amount that can be realized upon surrender of the policy. Income from these policies and changes in the cash surrender value are recorded in noninterest income.

Notes to Consolidated Financial Statements

Other Real Estate

Other real estate primarily comprises commercial and residential real estate properties acquired in satisfaction of a loan. Such foreclosed real estate, which is held for sale, is initially recorded at the lower of the loan balance or the asset’s fair value at the date of foreclosure, less estimated selling costs. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Fair values are estimated based primarily on appraisals and other market information. Costs associated with improvements are capitalized, while holding costs and subsequent write-downs in value are included in noninterest expense. Gains or losses from sales or other dispositions of these assets are also recorded in noninterest expense. The carrying amount of foreclosed real estate was $7,915,648 and $3,005,338 at December 31, 2009 and 2008. Other real estate also includes direct investments in real estate ventures. Such investments totaled $613,914 and $625,000 at December 31, 2009 and 2008, respectively.

Intangible Assets

Goodwill and core deposit intangibles previously comprised intangible assets. Goodwill represented the excess of purchase price over the fair value of identifiable net assets of acquired companies, and core deposit intangibles comprised deposit base premiums resulting from various branch acquisitions. Intangible assets are required to be tested annually for impairment or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If impaired, the excess of the carrying amount over implied fair value is charged to earnings. Based on impairment tests performed, the Company recorded a full impairment charge of $256,775 related to goodwill in 2008. Similar tests in 2009 resulted in full impairment of core deposit intangibles totaling $89,627. No impairment charge related to core deposit intangibles was recognized in 2008. Prior to impairment, core deposit intangibles were being amortized over useful lives ranging from 10 – 15 years. The Company had no residual intangible balances at December 31, 2009.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance. On January 1, 2009, the Company adopted new accounting guidance related to uncertainty in income taxes, which establishes a consistent framework to determine the appropriate level of tax reserves for any uncertain tax positions. The accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of enacted tax law to taxable income or conversely, the excess of deductions over revenues. The Company determines deferred income tax using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of temporary differences between book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if, based on technical merits, the tax position will more likely than not be realized or sustained upon examination and resolution of any related appeals or litigation. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with a tax authority having full knowledge of the position and all relevant information. Management considers the facts, circumstances, and information available at the reporting date in determining whether a tax position has met this recognition threshold. Deferred tax assets may be reduced by deferred tax liabilities and also, a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be realized. Refer to Note 10 for additional information on the Company’s tax positions.

Stock-Based Compensation

The Company sponsors a stock plan under which incentive and nonqualified stock options may be granted periodically to certain employees. Compensation costs for incentive stock options are measured at the fair value of these awards on the grant date using a Black-Scholes valuation model and expensed over the required service period, also known as the vesting period. Disclosures related to the stock-based compensation plan are included in Note 9.

Notes to Consolidated Financial Statements

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options using the treasury stock method. In any periods of net loss, diluted earnings per share is calculated in the same manner as basic earnings per share. Since they were non-dilutive, 83,500 and 42,000 equivalent shares related to stock options were excluded from the computation of diluted earnings per share at December 31, 2009 and 2008. The Company did not have any common share equivalents in 2007.

Comprehensive Income (Loss)

Comprehensive income (loss), which includes certain transactions and other economic events that bypass the Consolidated Statements of Income, consists of net income and unrealized gains and losses on investment securities available-for-sale, net of deferred taxes. The Company did not record any adjustments due to initial application of the FASB’s new accounting pronouncements on other-than-temporary impairment on debt securities, as described in the “Recent Accounting Pronouncements” section of this Note.

Transfers of Financial Assets

Transfers of financial assets, including loan participations, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) the transferee obtains the right - free of conditions that constrain it from taking advantage of that right - to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through either an agreement to repurchase the assets before their maturity or the unilateral ability to cause the holder to return specific assets. All of the Company’s sold loan participations were treated as sales at December 31, 2009 and 2008.

Advertising Costs

Advertising costs are expensed as incurred.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or market conditions could significantly affect the estimates.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted a new accounting guidance related to U.S. GAAP. This guidance establishes FASB Accounting Standards CodificationTM (“ASC”) as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update FASB ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC. Adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Effective April 1, 2009, the Company adopted new accounting guidance related to subsequent events. This guidance establishes general standards of accounting for and disclosure of subsequent events, which are events and transactions occurring after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-SEC filers. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. Adoption of the new accounting pronouncement did not have a material impact on the Consolidated Financial Statements.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment. This guidance amends the recognition provisions and expands the financial statement disclosures for other-than-temporary impairment losses on debt securities. The guidance replaced the “intent and ability” stipulations under prior standards by specifying if a company (a) does not intend to sell the debt security and (b) more-likely-than-not will not be required to sell the security prior to recovery of its amortized cost basis, the security is not considered other-than-temporarily impaired unless a credit loss exists. Under such circumstances, the Company will recognize the credit portion of an impairment loss in earnings and the remaining portion in other comprehensive income.

The Company adopted new accounting guidance related to fair value measurements and disclosures. This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The effect of adoption was not material.

The FASB issued a new accounting pronouncement describing the valuation techniques companies should use to measure the fair value of liabilities for which there is limited observable market data. If a quoted price in an active market is not available for an identical liability, an entity should use one of the following approaches: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as an asset, or (3) another valuation technique that is consistent with the accounting guidance in FASB ASC for fair value measurements and disclosures. When measuring the fair value of liabilities, this guidance reiterates that companies should apply valuation techniques that maximize the use of relevant observable inputs, which is consistent with existing accounting provisions for fair value measurements. In addition, this guidance clarifies when an entity should adjust quoted prices of identical or similar assets that are used to estimate the fair value of liabilities. This guidance was effective for the Company as of June 30, 2009.

In April 2009, the FASB issued an accounting pronouncement providing additional guidance on the recognition, measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of this pronouncement will depend on the timing of any future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

In June 2009, the FASB issued a new pronouncement updating guidance on transfers of financial assets and servicing. This standard eliminates the concept of qualifying special purpose entities, provides guidance on when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance on accounting for transfers of financial assets, and requires additional disclosures. This guidance is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on or after the effective date. Adoption is not expected to have a material impact on the Consolidated Financial Statements.

In January 2010, the FASB issued an accounting pronouncement requiring additional disclosures on transfers in and out of the fair value hierarchy and the activity within Level 3 financial instruments. This pronouncement also provides clarification on classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods ending after December 15, 2009, except for the disclosures related to the activity within Level 3 financial instruments. Those disclosures are effective for periods after December 15, 2010 and for interim periods within those years.

Notes to Consolidated Financial Statements

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

The amortized cost and estimated fair value of investment securities are summarized below:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$4,242,856	$161,450	$-	$4,404,306
U. S. Government-sponsored enterprise securities	19,537,557	395,251	591	19,932,217
Agency residential mortgage-backed securities	16,872,230	693,503	-	17,565,733
Obligations of states and political subdivisions	22,263,080	509,739	125,853	22,646,966
Corporate debt obligations	13,341,193	-	3,264,285	10,076,908
Total investment securities	$76,256,916	$1,759,943	$3,390,729	$74,626,130

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$7,456,920	$259,301	$-	$7,716,221
U. S. Government-sponsored enterprise securities	28,643,475	659,693	-	29,303,168
Agency residential mortgage-backed securities	26,184,828	403,094	36,164	26,551,758
Corporate debt obligations	24,597,552	190,748	3,105,778	21,682,522
	86,882,775	1,512,836	3,141,942	85,253,669
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	30,225,957	418,854	345,287	30,299,524
Total investment securities	$117,108,732	$1,931,690	$3,487,229	$115,553,193

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2009 are shown in the table below. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Mortgage-backed securities are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Available-for-Sale
December 31, 2009	Amortized Cost	Fair Value
Due within one year	$13,476,290	$13,712,438
Due from one to five years	18,053,621	18,313,641
Due from five to ten years	16,397,418	15,161,583
Due after ten years	11,457,357	9,872,735
	59,384,686	57,060,397
Agency residential mortgage-backed securities	16,872,230	17,565,733
Total investment securities	$76,256,916	$74,626,130

Securities with carrying values of $62,797,149 and $76,427,934 at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and other borrowings as required by law.

Gross realized gains and losses from sales of securities available-for-sale for the years ended December 31, 2009, 2008, and 2007 were as follows:

Years Ended December 31,	2009	2008	2007
Gross realized gains	$284,727	$219,387	$134,628
Gross realized losses	124,713	40,732	37,155
Net realized gain	$160,014	$178,655	$97,473
Tax provision	$54,405	$71,462	$38,989
Proceeds from sales	$15,431,591	$12,205,989	$12,086,010

No securities held-to-maturity were sold in 2009, 2008, and 2007. The cost of investment securities sold, and the resultant gain or loss, was based on the specific identification method. An other-than-temporary impairment loss recognized in 2008 is discussed in the narrative on the next page.

Securities with unrealized losses that are not deemed other-than-temporarily impaired at December 31, 2009 and 2008 are shown in the table on the next page.

Notes to Consolidated Financial Statements

	Less than Twelve Months		Twelve Months or More		Total
December 31, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$ -	$ -	$ -	$ -	$ -	$ -
U. S. Government-sponsored enterprise securities	1,999,409	591	-	-	1,999,409	591
Agency residential mortgage-backed securities	-	-	-	-	-	-
Obligations of states and political subdivisions	875,198	13,842	1,188,222	112,011	2,063,420	125,853
Corporate debt obligations	-	-	10,076,908	3,264,285	10,076,908	3,264,285
Total temporarily impaired securities	$2,874,607	$14,433	$11,265,130	$3,376,296	$14,139,737	$3,390,729

	Less than Twelve Months		Twelve Months or More		Total
December 31, 2008	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$ -	$ -	$ -	$ -	$ -	$ -
U. S. Government-sponsored enterprise securities	-	-	-	-	-	-
Agency residential mortgage-backed securities	2,041,019	22,331	1,982,168	13,833	4,023,187	36,164
Corporate debt obligations	13,108,044	3,105,778	-	-	13,108,044	3,105,778
	15,149,063	3,128,109	1,982,168	13,833	17,131,231	3,141,942
Held-to-maturity:
Debt securities:
Obligations of states and political subdivisions	8,416,428	276,662	578,697	68,625	8,995,125	345,287
Total temporarily impaired securities	$23,565,491	$3,404,771	$2,560,865	$82,458	$26,126,356	$3,487,229

Notes to Consolidated Financial Statements

On December 31, 2009, the Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2008 and 2009 increased market yields on certain securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio. The unrealized loss on U.S. Government-sponsored enterprise securities at December 31, 2009 pertained solely to an issue guaranteed by the Federal Farm Credit Bank. This particular issue, which had a carrying value of $1,999,409 and a gross unrealized loss of $591, had been in a continuous loss position for only one month. Although the contractual maturity of this security was 13 years, its expected average life was only 3 years at December 31, 2009.

Unrealized losses were concentrated in corporate debt obligations at December 31, 2009. The unrealized loss of $3,264,285 related to 10 corporate debt obligations was attributable to issues of banks or bank holding companies domiciled in the southeastern United States. At December 31, 2009, three corporate holdings with fair values of $3,916,693 and unrealized losses of $1,000,685 were rated “BBB” or “BBB-“ by at least one nationally recognized rating agency; an additional four holdings, all pertaining to the same issuer, with fair values of $3,363,750 and unrealized losses of $1,573,004, were rated “B+”. Three non-rated trust preferred securities had an aggregate carrying value of $2,796,465 and unrealized loss of $690,596 at December 31, 2009. The total unrealized loss on these 10 corporate securities, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which continue to affect the banking industry. Although a) major rating agencies have downgraded these securities during 2009 and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers to settle the securities at par. In particular, the issuer of the “B+” rated securities was a recipient of government capital and continues to meet its obligations. However, management’s position regarding the impairment of these securities is subject to change as circumstances evolve.

Within the municipal portfolio, five or $1,188,222 of total holdings had been in a continuous unrealized loss position for twelve months or more at December 31, 2009 and four or $875,198 in a continuous loss position less than twelve months. The unrealized loss position resulted primarily from changes in market yields and withdrawn ratings on municipals that had received credit support from bond insurance. Ratings withdrawals have been widespread during the current economic crisis as many bond insurers faltered. As discussed further below, the Company does not rely solely on bond insurance in making investment decisions and did not consider these particular securities to be other-than-temporarily impaired at December 31, 2009. Except for seventeen non-rated issues with fair values aggregating $4,447,814, these municipals were all rated, investment grade securities. The majority, or 82%, of the non-rated issues were based in Georgia. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. None of the Company’s U.S. Government and federal agency securities, which comprise U.S. Small Business Administration participation certificates, or agency residential mortgage-backed securities, which comprise Fannie Mae, Freddie Mac, and Ginnie Mae issues, had an unrealized loss at December 31, 2009. The Company does not own any private label mortgage-backed securities.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not the Company would be required to sell the security before the anticipated recovery in market value. During 2008, the Company recorded a $1,024,681 other-than-temporary impairment charge on a single corporate debt security. Impairment was based on a material adverse change in estimated cash flows for purposes of determining fair value. No similar charge was recorded in 2009. An impairment charge could become necessary in the future if the economic crisis facing the banking industry does not abate and various issuers’ financial condition continues to weaken.

Notes to Consolidated Financial Statements

The Company held stock in the FHLB totaling $1,313,800 at December 31, 2009. The Company carries the stock, which is included in other assets, at cost and evaluates it for impairment based on ultimate recoverability of par value. The Company evaluated its holding in FHLB stock at December 31, 2009 and believes its holdings are recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Concentrations of credit risk pertaining to investment securities are disclosed in Note 16.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at December 31, 2009 and 2008 is shown below:

December 31,		2009	2008
Commercial, financial, and agricultural		$99,072,709	$96,491,853
Real estate – construction		111,102,741	121,194,083
Real estate – residential mortgage		52,165,062	47,238,679
Consumer, including credit cards		13,488,403	14,961,334
Loans, gross		275,828,915	279,885,949
Unearned income		(103,059)	(129,254)
Allowance for loan losses		(7,169,703)	(4,929,177)
Loans, net		$268,556,153	$274,827,518
Activity in the allowance for loan losses is summarized below:
Years Ended December 31,	2009	2008	2007
Balance, beginning of year	$4,929,177	$4,510,231	$4,239,966
Provision for loan losses	5,890,000	1,348,000	305,000
Loans charged-off	(4,241,098)	(1,043,172)	(266,968)
Recoveries	591,624	114,118	232,233
Balance, end of year	$7,169,703	$4,929,177	$4,510,231
Impaired loans comprised the following at December 31, 2009 and 2008:
December 31,		2009	2008
Nonaccrual loans		$17,663,293	$ 6,660,084
Troubled debt restructurings not included above		3,997,759	467,940
Loans past due 90 days or more and still accruing		210,598	135,374
Other accruing loans individually evaluated for impairment		16,782,983	13,405,159
Total impaired loans		$38,654,633	$20,668,557

Valuation allowance related to impaired loans		$ 3,006,421	$ 957,431

The gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at their contractual rates, approximated $585,000, $211,000, and $69,000 in 2009, 2008, and 2007. Cash basis interest income actually recognized on nonaccrual loans totaled $55,000, $59,000 and $66,000 in 2009, 2008, and 2007, respectively. Nonaccrual and restructured loans averaged approximately $13,045,000, $2,662,000, and $765,000 in 2009, 2008, and 2007.

Notes to Consolidated Financial Statements

In the normal course of business, the Bank extends credit to directors, executive officers, and principal shareholders of the Company and its subsidiary, and to their affiliates, at prevailing interest rates and terms. Changes in related party loans for the year ended December 31, 2009 are presented below:

Year Ended December 31,	2009
Balance, beginning of year	$6,490,312
Advances	124,718
Repayments	(491,336)
Changes in related parties	(93,768)
Balance, end of year	$6,029,926

At December 31, 2009 and 2008, loan balances totaling $32,398,000 and $41,340,000, respectively, were pledged as collateral for advances from the FHLB. These borrowings are discussed further in Note 8.

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,	2009	2008
Land	$3,995,522	$3,995,522
Buildings and improvements	10,987,766	11,088,309
Furniture and equipment	5,804,459	6,803,188
Construction-in-progress	-	6,120
	20,787,747	21,893,139
Accumulated depreciation and amortization	(9,081,637)	(9,496,931)
Premises and equipment, net	$11,706,110	$12,396,208

The Company owned all its facilities and equipment at December 31, 2009 except for one branch facility and various equipment that were leased short-term. Depreciation and amortization of premises and equipment totaled $818,786, $830,859, and $728,579 in 2009, 2008, and 2007, respectively. Rent expense associated with operating leases on facilities and equipment approximated $87,800, $99,900, and $149,600 in 2009, 2008, and 2007, respectively. The Company had no capital leases and no material plans or commitments for capital expenditures as of December 31, 2009.

5.	INTANGIBLE ASSETS

Intangible assets are tested for impairment on an annual basis or more frequently, as circumstances dictate. The Company completed its annual review during the fourth quarter of 2009 and determined its core deposit intangibles were fully impaired. The carrying value of the core deposit intangible exceeded its implied fair value, resulting in the $89,627 impairment charge. Similar tests for the Company’s single operating unit resulted in full impairment of goodwill totaling $256,775 in 2008. No impairment charge related to core deposit intangibles was recorded in 2008. The Company had no residual impairment balances at December 31, 2009. A summary of information related to acquired intangible assets is shown in the following table.

Notes to Consolidated Financial Statements

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2006	$ 256,775	$ 249,715
Amortization	-	(58,213)
Balance, December 31, 2007	$ 256,775	$ 191,502
Amortization	-	(58,215)
Goodwill impairment	(256,775)	-
Balance, December 31, 2008	$ -	$ 133,287
Amortization	-	(43,660)
Core deposit intangibles impairment	-	(89,627)
Balance, December 31, 2009	$ -	$ -

The $89,627 impairment charge on core deposit intangibles and $256,775 charge on goodwill were recorded in noninterest expense in the Consolidated Statements of Income in 2009 and 2008, respectively.

6.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits comprised the following:

December 31,		2009	2008
Interest-bearing demand deposits (NOW and money market)		$ 111,553,015	$ 95,160,338
Savings		53,623,768	65,166,380
Time certificates under $100,000		67,613,894	66,941,934
Time certificates of $100,000 or more		63,660,285	66,912,822
Total interest-bearing deposits		$ 296,450,962	$294,181,474
Interest expense on time certificates and other deposits for 2009, 2008, and 2007 is listed below:
Years Ended December 31,	2009	2008	2007
Interest expense on deposits:
Interest-bearing demand deposits (NOW and money market)	$ 719,625	$1,511,561	$2,606,058
Savings	426,013	572,535	1,487,923
Time certificates under $100,000	2,168,628	3,001,485	3,035,907
Time certificates of $100,000 or more	2,117,406	2,550,431	2,266,000
Total interest expense on deposits	$5,431,672	$7,636,012	$9,395,888

Scheduled maturities of time certificates at December 31, 2009 were as follows:

2010	$114,003,774
2011	9,135,968
2012	7,060,051
2013	486,678
2014	537,708
Later	50,000
Total	$131,274,179

Notes to Consolidated Financial Statements

The Company had no brokered deposits at December 31, 2009 or 2008. At December 31, 2009 and 2008, deposits of one public depositor comprised approximately $22,109,000 and $27,477,000 of the deposit base, respectively. Overdraft demand and savings deposits reclassified to loans totaled $114,345 and $264,749 at December 31, 2009 and 2008, respectively.

7.	SHORT-TERM BORROWINGS AND CONTRACTUAL COMMITMENTS

Short-term borrowings at December 31 included:

December 31,		2009		2008
	Balance	Rate	Balance	Rate
U.S. Treasury demand note	$753,595	0.00%	$1,982,486	0.00%

Securities with carrying values of $2,098,707 and lending values of $2,032,911 were pledged as collateral for the U.S. Treasury demand note at December 31, 2009. The demand note must be repaid upon notice by the Treasury. At December 31, 2009, the Company also had securities pledged to the Federal Reserve discount window to support $7,779,098 of available borrowing capacity. No amounts were outstanding against this capacity at December 31, 2009 and 2008.

At December 31, 2009, $22,000,000 in unsecured lines of credit from non-affiliated banks, known as federal funds purchased, were available to meet general liquidity needs. Amounts drawn against such overnight lines totaled $0 and $6,258,000 at December 31, 2009 and 2008. The average balances of short-term borrowings for the years ended December 31, 2009 and 2008 were $1,886,289 and $4,252,497 respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2009 and 2008 were $10,232,237 and $9,631,016, respectively. Subsequent to year-end 2009, one correspondent notified the Company that its $5,000,000 line would be available on a secured basis only; similar notices have not been received from other correspondents.

In the normal course of business, the Company enters into certain contractual obligations, including obligations to make future payments on lease arrangements, obligations for capital expenditures, and service contracts. At December 31, 2009, the Company had only one contractual commitment with a term exceeding one year and annual payments over $100,000; this particular commitment, a service contract for software maintenance, requires annual payments approximating $145,000 through March 2014.

8.	FEDERAL HOME LOAN BANK ADVANCES

The Company has a line of credit from the FHLB to meet general liquidity and other needs. Under this line and subject to collateral constraints, the Company can borrow, in total or increments, up to 16% of the Bank’s total assets. At December 31, 2009, maximum borrowings available under this line approximated $67,185,000. Advances outstanding at December 31 are summarized below:

December 31,	2009	2008

Fixed rate advance due 1/26/09 with an effective rate of 1.42%	$ -	$ 5,000,000

Fixed rate advance due 6/11/09 with an effective rate of 1.04%	-	7,000,000

Convertible advance due 3/17/10 with an effective rate of 6.00%	5,000,000	5,000,000

Fixed rate advance due 7/30/12 with an effective rate of 2.35%	2,500,000	-

Fixed rate advance due 7/29/13 with an effective rate of 2.89%	2,500,000	-

Total Federal Home Loan Bank advances	$10,000,000	$17,000,000

Notes to Consolidated Financial Statements

Aggregate maturities of the advances are 2010 - $5,000,000; 2011 - $0; 2012 - $2,500,000; and 2013 - $2,500,000. A blanket lien on the Company’s qualifying residential and commercial real estate loans with a lendable value of $13,376,492 secured the outstanding advances at December 31, 2009.

The FHLB can convert the rate on the $5,000,000 convertible advance to a three-month Libor-based floating rate anytime at its option.

9.	EMPLOYEE BENEFIT PLANS

Profit-Sharing Plan

The Company maintains a profit-sharing plan which covers substantially all employees. Eligible employees, including executive officers, can elect to participate in the 401(k) component of the plan through contributions of the lesser of deferral limits ($16,500 in 2009 and $15,500 in 2008) or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. This discretionary percentage totaled 6% in 2009, 2008, and 2007. Matching contributions vest to the employee when made by the Company. Any additional profit-sharing contributions are allocated to participants based on compensation and years of service; these contributions vest equally over a five-year period after the employee reaches two years of service. Contributions expensed under this plan for the last three years are itemized below:

Years Ended December 31,	2009	2008	2007
Profit-sharing plan expense:
401(k) component	$237,686	$277,291	$261,706
Additional profit-sharing component	75,000	172,709	188,294
Total profit-sharing plan expense	$312,686	$450,000	$450,000

Stock Option Plan

The Company’s 2006 Stock Option Plan, which was shareholder-approved in June 2007, permits the grant of stock options to employees covering up to 150,000 shares of common stock. The Company believes that such awards will better align the interests of employees with those of shareholders. Options granted will generally have an exercise price equal to the fair market value of the Company’s stock on the grant date and vest 25% per year over four consecutive years of service; a year of service is defined as the twelve months following the grant date. These options have ten-year contractual terms and expire if not exercised. Options granted may be either tax-qualified incentive stock options or non-qualified stock options. The Stock Option Plan permits both incentive stock options, which are intended to qualify for favorable tax treatment, and non-qualified stock options. To-date, only incentive stock options have been granted. The Company first issued options in 2009 and 2008; no options were granted prior to this date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option-pricing model with the assumptions listed in the table below. Expected stock price volatility is based on historical volatility of a peer group of the Company’s stock. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect when the option was granted. The weighted average per share fair values of options granted during 2009 and 2008 were $1.94 and $3.23, respectively.

Years ended December 31,	2009	2008
Expected dividend yield	4.36%	3.84%
Expected stock price volatility	24.64%	19.37%
Risk-free interest rate	3.48%	4.04%
Expected life of options	8.6 years	8.6 years

Notes to Consolidated Financial Statements

A summary of stock option activity is presented in the table below:

Years ended December 31,	2009		2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Under option, beginning of year	42,000	$19.50	-	$ -
Granted	41,750	11.00	42,000	19.50
Exercised	-	-	-	-
Forfeited	(250)	19.50	-	-
Expired	-	-	-	-
Under option, end of year	83,500	$15.25	42,000	$19.50
Exercisable at end of year	10,438	$19.50	-	-
Weighted average fair value per option of options granted during year		$1.94		$3.23
Total grant date fair value of options vested during the year		$33,713		-
Total intrinsic value of options exercised during the year		-		-

At December 31, 2009, 66,500 shares remained available for grant under the 2006 Stock Option Plan.

The table below presents additional information on stock options outstanding and exercisable at December 31, 2009 and 2008; no forfeitures have been assumed.

December 31,	2009	2008
Options outstanding:
Number	83,500	42,000
Range of exercise prices	$11.00 - $19.50	$19.50
Weighted average exercise price	$15.25	$19.50
Aggregate intrinsic value	-	-
Weighted average remaining contractual term	9.0 years	9.5 years
Options exercisable:
Number	10,438	-
Range of exercise prices	$19.50
Weighted average exercise price	$19.50	-
Aggregate intrinsic value	-	-
Weighted average remaining contractual term	8.5 years	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price at December 31 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31. This amount will change annually based on the fair market value of the Company’s stock. Due to declines in the market valuation of the Company’s stock since option issuances in July 2009 and 2008, the options had no intrinsic value at December 31, 2009 and 2008.

Notes to Consolidated Financial Statements

Stock-based compensation expense included in noninterest expense, on a pre-tax basis, totaled $42,908 and $15,065 in 2009 and 2008. Unrecognized compensation expense related to nonvested stock options approximated $159,000 and $121,000 at December 31, 2009 and 2008. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.06 years.

10.	INCOME TAXES

The components of income tax expense (benefit) included in the Consolidated Statements of Income were as follows:

Years ended December 31,	2009	2008	2007
Federal:
Current tax expense	$ 38,707	$1,830,524	$3,128,687
Deferred tax benefit	(422,907)	(555,798)	(106,165)
	$384,200	$1,274,726	3,022,522
State:
Current tax expense (benefit)	(128,379)	54,433	330,017
Total income tax expense (benefit)	$(512,579)	$1,329,159	$3,352,539

The tax effects of unrealized gains and losses on investment securities available-for-sale were recorded in accumulated other comprehensive income and had no effect on income tax expense (benefit). (See the Consolidated Statements of Shareholders’ Equity.)

A reconciliation of the expected income tax expense at the statutory federal income tax rate of 34% to the Company’s actual income tax expense (benefit) for the past three years follows:

Years ended December 31,	2009	2008	2007
Income tax expense at federal statutory rate	$ 75,313	$1,658,850	$3,530,239
Increase (decrease) resulting from:
Tax-exempt interest income, net	(497,807)	(513,864)	(413,068)
State income taxes, net of federal benefit	(84,730)	35,926	217,811
Goodwill impairment	-	87,304	-
Other, net	(5,355)	60,943	17,557
Total income tax expense (benefit)	$(512,579)	$1,329,159	$3,352,539

Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured differently for financial reporting and income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws currently in effect. Components of the net deferred tax asset at December 31, 2009 and 2008 are shown in the next table.

Notes to Consolidated Financial Statements

December 31,	2009	2008
Deferred tax assets (liabilities):
Allowance for loan losses	$2,102,635	$1,504,320
Fixed assets	11,348	31,469
Unrealized losses on investment securities available-for-sale, net	554,468	553,896
Accretion of discounts on investment securities	(49,465)	(56,039)
Other-than-temporary impairment loss on debt security	-	409,872
Other real estate	121,237	171
Other	45,814	(23,118)
Net deferred tax asset	$2,786,037	$2,420,571

Based on current projections, management believes the Company will generate sufficient operating earnings to fully realize its deferred tax benefits and has not recorded any valuation allowances.

The Company has invested in an affordable housing project to receive state of Georgia low-income housing tax credits to reduce state income tax expense. The investment in this project totaled $75,250 and $96,250 at December 31, 2009 and 2008, respectively. The projected availability of the unused credits follows:

2010	$ 50,846
2011	50,846
2012	50,846
2013	11,902
Total	$164,440

The Company files consolidated and separate income tax returns in federal and state jurisdictions. Generally, these income tax returns are subject to examination for a period of three to seven years after the filing date.

11.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense included in the Consolidated Statements of Income are shown in the following tables:

Years Ended December 31,	2009	2008	2007
Other noninterest income:
ATM and debit card fee income	$ 463,715	$ 400,362	$ 333,126
Earnings on bank-owned life insurance	245,830	235,183	19,417
Mortgage origination fees	188,137	266,566	348,276
Insurance premiums – credit life	97,464	98,536	87,012
Check order revenue	91,895	106,597	132,084
Safe deposit box rentals	89,084	94,669	99,951
Other income	319,104	259,654	295,606
Total other noninterest income	$1,495,229	$1,461,567	$1,315,472

Notes to Consolidated Financial Statements

Years Ended December 31,	2009	2008	2007
Other noninterest expense:
FDIC assessment expenses	$685,243	$72,736	$39,983
Write-downs on other real estate	386,579	503	-
Accounting, consulting, and legal fees	339,734	342,398	321,724
Supplies and printing	228,056	272,016	229,673
ATM and interchange expenses	222,998	196,396	160,687
Marketing	216,580	286,285	334,995
Other miscellaneous taxes	196,624	145,513	144,760
Postage and delivery	186,098	188,150	185,294
Director fees	121,600	115,125	118,325
Correspondent clearing charges	118,184	158,410	141,300
Impairment of intangible assets	89,627	256,775	-
Courier	83,965	255,546	249,269
Other expense	707,516	865,651	727,621
Total other noninterest expense	$3,582,804	$3,155,504	$2,653,631

12.	EARNINGS PER COMMON SHARE

Net income is the same in the calculation of basic and diluted earnings per average common share outstanding. Since they were non-dilutive, 83,500 and 42,000 equivalent shares related to stock options were excluded from the computation of diluted earnings per share at December 31, 2009 and 2008. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding is included below. The Company did not have any common share equivalents in 2007.

Years ended December 31,	2009	2008
Net income	$734,087	$3,549,813

Weighted average common shares outstanding	3,155,757	3,177,101

Effect of dilutive stock options	-	-
Weighted average diluted common shares outstanding	3,155,757	3,177,101

Basic earnings per common share	$0.23	$1.12
Diluted earnings per common share	$0.23	$1.12

13.	TREASURY STOCK

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. In 2008, the Company purchased 2,000 shares on the open market at a purchase price of $21.06 per share. In 2009, the Company purchased an additional 37,800 shares at an average price of $11.98 per share. Since inception in 2000, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,138,531 shares. The remaining consideration available for additional purchases, at prices to be determined in the future, is $6,196,969. Any acquisition of additional shares will be dictated by market conditions, capital considerations, and any regulatory restrictions. There is no expiration date for the treasury authorization.

Notes to Consolidated Financial Statements

14.	CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets and certain off-balance sheet items. The Company’s capital requirements and classification are ultimately subject to qualitative judgments by regulators about components, risk weightings, and other factors. The Company and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. Failure to meet minimum capital guidelines could subject the Company to immediate enforcement action from its regulators. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively. As of December 31, 2009, the most recent regulatory notification categorized the Bank as well-capitalized. No conditions or events have occurred since that notification that management believes would change this classification. The Company is committed to maintaining its well-capitalized status. Actual capital amounts, which have been rounded to the nearest thousand, and ratios are presented in the table below:

December 31,		2009		2008
	Amount	Ratio	Amount	Ratio
Southeastern Banking Corporation:
Tier 1 capital	$57,635,000	17.90%	$58,126,000	17.40%
Total capital	61,698,000	19.17%	62,310,000	18.66%
Tier 1 leverage	57,635,000	14.00%	58,126,000	13.61%

Southeastern Bank:
Tier 1 capital	$52,867,000	16.49%	$52,734,000	15.89%
Total capital	56,913,000	17.75%	56,891,000	17.15%
Tier 1 leverage	52,867,000	12.89%	52,734,000	12.44%

No dividends are available to be paid by the Bank in 2010 without regulatory approval.

15.	COMMITMENTS, GUARANTEES, AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

Loan Commitments

In the normal course of business, the Company originates financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit represent legally binding agreements to lend to a customer with fixed expiration dates or other termination clauses. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, or property and equipment. Standby letters of credit are conditional commitments issued by the Company guaranteeing the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is obtained when deemed necessary. The Company’s outstanding letters of credit generally have a term of less than one year but may extend beyond one year in certain circumstances. The Company uses the same credit policies in making loan commitments as it does for on-balance sheet instruments. Since many commitments expire without being funded, total commitment amounts do not necessarily represent future credit exposure or liquidity requirements. The majority of all commitments are variable rate instruments. A summary of the Company’s loan commitments follows:

December 31,	2009	2008
Commitments to extend credit	$31,874,998	$42,081,919
Standby letters of credit	2,498,778	1,658,698
Total commitments	$34,373,776	$43,740,617

Notes to Consolidated Financial Statements

The Company funded letters of credit totaling $19,672 and $0 in 2009 and 2008, respectively. No losses were incurred on such letters of credit in 2009 or 2008. The Company recorded $24,056 and $13,204 in other liabilities for unearned fees related to letters of credit at December 31, 2009 and 2008, respectively.

Public Deposits

The Company holds public deposits in both Georgia and Florida. State laws require banks to collateralize public deposits, typically as a percentage of their public deposit balances in excess of FDIC insurance, and may also require a cross-guarantee among all banks holding public deposits of the individual state. The amount of collateral required varies by state and may also vary by institution within each state, depending on the individual state’s risk assessment of depository institutions. The state of Florida uses a pooled collateral method, whereby the collateral of a defaulting bank is liquidated to the extent necessary to recover the loss of any public deposits. To the extent the collateral is insufficient, the remaining public deposit balances of the defaulting bank are recovered through an assessment from all other banks holding public deposits in Florida. The maximum amount the Company could be required to pay depends on multiple factors, including the amount of public funds held by banks in Florida and the amount of collateral coverage associated with any defaulting bank. The state of Florida appears to be monitoring risk relative to the current economic environment and evaluating collateral requirements; hence, the Company does not believe this guarantee represents a significant exposure to the Consolidated Financial Statements. The state of Georgia does not require a cross-guarantee among banks holding public deposits in Georgia.

Other Commitments & Guarantees

In the normal course of business, the Company enters into indemnification agreements and provides standard representations and warranties in connection with numerous transactions. The extent of the Company’s obligations under these agreements depends upon the occurrence of future events; therefore, the Company’s potential future liability under these arrangements is not determinable. Certain contractual commitments are discussed more fully in Note 7.

Off-Balance Sheet Derivative Financial Instruments

The Company has not invested in off-balance sheet derivative financial instruments such as swaps, options, or forward contracts.

16.	CONCENTRATIONS OF CREDIT RISK

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be deficient in value. Concentrations of credit risk arising from financial instruments, whether on- or off-balance sheet, can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain market areas. Credit risk associated with these concentrations could arise when a significant amount of loans or investment securities, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. Within the investment portfolio, the Company does not have a concentration in the obligations of any issuer other than U.S. Government agencies, U.S. Government enterprises, and certain corporate holdings. At December 31, 2009, the Company held $6,003,969 in corporate securities issued by two separate regional bank holding companies; these holdings comprised 8.05% of the total securities portfolio and 59.58% of the corporate portfolio.

The major concentrations of credit risk in loans and loan commitments arise by collateral type and market areas. The majority of the Company’s loan portfolio is concentrated in loans collateralized by real estate. At December 31, 2009, the Company had approximately $232,522,000 in real estate-collateralized loans, representing 84.30% of total loans, and additional $14,655,000 commitments to extend credit on such loans. Substantial portions of these loans are secured by real estate in the Company’s primary market areas. In addition, a substantial portion of the Company’s other real estate is located in those same markets. Accordingly, the ultimate collectibility of

Notes to Consolidated Financial Statements

the Company’s loan portfolio and recovery of the carrying amount of other real estate are susceptible to changes in market conditions in the Company’s trade areas. The Company attempts to mitigate the risks in its loans through its underwriting guidelines and practices and, as a matter of policy, generally does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, which approximated $9,014,000 at December 31, 2009. Loan types and balances are further enumerated in Note 3.

17.	FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and for disclosure purposes. Accounting guidance on fair value measurements and disclosures specifies that the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best defined using quoted market prices, but in many instances, quoted market prices for the Company’s various financial instruments may not be available. Under these circumstances, fair values are estimated using present value or other valuation techniques. Those techniques are significantly affected by the underlying assumptions, including the discount rate and estimates of future cash flows; accordingly, the resulting fair value estimate may not be realized in an immediate settlement of the instrument.

The recent fair value guidance discussed in Note 1 clarifies that exit prices based on orderly transaction between market participants under current market conditions, not forced liquidations or distressed sales, should be the basis for determining fair value. If the volume and level of activity for the asset or liability has declined significantly, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In this instance, determining the price at which willing market participants would transact depends on the various facts and circumstances and requires significant judgment. The resulting fair value is a reasonable point within the determined range that best indicates fair value under current conditions.

Fair Value Hierarchy

In accordance with this accounting guidance, the Company groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities trade and the reliability of the assumptions used to determine fair value:

Level 1 – Valuation is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities generally include debt and equity securities that are traded on an active exchange. Valuations are obtained from readily available pricing sources for market transactions involving such assets or liabilities.

Level 2 – Valuation is based on inputs other than level 1 prices that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. Level 2 inputs may incorporate interest rates and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, credit risks, and default rates.

Level 3 – Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments whose valuation requires significant management judgment or estimation. Level 3 valuation also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Risk premiums that a market participant would require must be considered.

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for investment securities available-for-sale. The Company does not currently measure any other assets or liabilities at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes or exchange-traded equities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2, include U.S. Government-sponsored enterprise securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. Due to limited activity and less transparency regarding input factors, certain corporate debt obligations were classified in level 3 at December 31, 2009 and 2008.

Securities measured at fair value on a recurring basis are presented below:

	Fair Value Measurements Using
December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$-	$4,404,306	$-	$4,404,306
U. S. Government-sponsored enterprise securities	-	19,932,217	-	19,932,217
Agency residential mortgage-backed securities	-	17,565,733	-	17,565,733
Obligations of states and political subdivisions	-	22,646,966	-	22,646,966
Corporate debt obligations	-	3,916,694	6,160,214	10,076,908
Total investment securities	$-	$68,465,916	$6,160,214	$74,626,130

	Fair Value Measurements Using
December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$-	$7,716,221	$-	$7,716,221
U. S. Government-sponsored enterprise securities	-	29,303,168	-	29,303,168
Agency residential mortgage-backed securities	-	26,551,758	-	26,551,758
Corporate debt obligations	-	18,905,272	2,777,250	21,682,522
Total investment securities available-for- sale	$-	$82,476,419	$2,777,250	$85,253,669

Notes to Consolidated Financial Statements

The corporate debt obligations measured at fair value using Level 3 inputs at December 31, 2009 comprised the three trust-preferred securities with an aggregate cost basis of $3,487,061 and the “B+” rated obligations with an aggregate cost basis of $4,936,754 discussed in Note 2, for which there is currently no active market.

The following is a reconciliation of activity for the corporate debt obligations measured at fair value based on significant unobservable inputs (level 3):

Year Ended December 31,	2009
Level 3 assets:
Balance, December 31, 2008	$2,777,250
Unrealized losses included in comprehensive income	(453,326)
Obligations transferred to Level 3	3,836,290
Balance, December 31, 2009	$6,160,214

The corporate debt obligations transferred to level 3 during 2009 were the “B+” rated securities discussed in Note 2.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis; in other words, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances – for example, when evidence of impairment exists. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. In 2009, the Company recognized losses of $5,052,606 on impaired loans outstanding through the allowance for loan losses. At December 31, 2009, impaired loans with an aggregate outstanding principal balance of $38,654,633 were measured and reported net of specific allowances at a fair value of $35,648,212. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a Level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate collateral, the Company classified all impaired loans in level 3 at December 31, 2009.

Other real estate is adjusted to the lower of cost or fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations are included in noninterest expense. In 2009, devaluations of other real estate currently outstanding totaled $386,579. Due to the lack of observable market data, all foreclosed real estate balances were classified in level 3 at December 31, 2009.

Intangible and other long-lived assets, including fixed assets, are also measured at fair value on a nonrecurring basis. Based on impairment tests performed, the Company recorded a full impairment charge of $89,627 related to core deposit intangibles in 2009. No residual intangible balances remained at December 31, 2009. Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The Company evaluated its holding in FHLB stock at December 31, 2009 and determined no impairment charge was necessary. Other assets are similarly evaluated under fair value accounting.

Notes to Consolidated Financial Statements

The tables below presents the Company’s outstanding assets for which a nonrecurring change in fair value was recorded during the years ended December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall. Assets reviewed for impairment such as level 3 FHLB stock, but for which no corresponding impairment charge was recorded, are not included in these totals.

	Fair Value Measurements Using
December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Gains (Losses) for the Year
Assets:
Impaired loans	$-	$-	$35,648,212	$35,648,212	$(5,052,606)
Other real estate	-	-	2,919,328	2,919,328	(386,579)

Total fair value of assets on a nonrecurring basis	$-	$-	$38,567,540	$38,567,540	$(5,439,185)

	Fair Value Measurements Using
December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Gains (Losses) for the Year
Assets:
Impaired loans	$-	$-	$19,711,126	$19,711,126	$(957,431)
Other real estate	-	-	3,500	3,500	(503)

Total fair value of assets on a nonrecurring basis	$-	$-	$19,714,626	$19,714,626	$(957,934)

As disclosed on the prior page, the loss amount shown for impaired loans includes charge-offs as well as the allowance currently allocated for these loans at December 31, 2009 and 2008. No nonrecurring change in fair value was recognized on any liabilities in 2009 or 2008.

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

Notes to Consolidated Financial Statements

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

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

December 31,		2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$42,632,259	$42,632,259	$16,387,348	$16,387,348
Investment securities available-for-sale	74,626,130	74,626,130	85,253,669	85,253,669
Investment securities held-to-maturity	-	-	30,225,957	30,299,524
Loans, net	268,556,153	269,404,186	274,827,518	275,085,123
Accrued interest receivable	1,865,383	1,865,383	2,372,095	2,372,095
Other financial assets	1,313,800	1,313,800	1,548,100	1,548,100

Financial liabilities:
Deposits	$351,771,341	$353,217,255	$349,809,791	$352,375,680
Federal funds purchased	-	-	6,258,000	6,258,000
U.S. Treasury demand note	753,595	753,595	1,982,486	1,982,486
FHLB advances	10,000,000	10,099,933	17,000,000	17,277,801
Accrued interest payable	1,506,208	1,506,208	1,845,240	1,845,240

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

Notes to Consolidated Financial Statements

19.	PARENT COMPANY FINANCIAL INFORMATION

Parent Company only financial information is presented below:

Condensed Balance Sheets (Parent Company Only)

December 31,	2009	2008
Assets

Cash in subsidiary bank	$3,498,279	$2,560,780
Investment securities available-for-sale	375,000	2,584,275
Investment in subsidiary, at equity	51,909,421	51,951,185
Other assets	775,983	1,111,984

Total Assets	$56,558,683	$58,208,224

Liability

Intercompany payable	-	$1,024,681

Shareholders’ Equity

Common stock	4,475,996	4,475,996
Additional paid-in capital	1,449,696	1,406,788
Retained earnings	60,512,342	60,726,000
Treasury stock, at cost	(8,803,031)	(8,350,032)
Accumulated other comprehensive loss	(1,076,320)	(1,075,209)
Total shareholders’ equity	56,558,683	57,183,543

Total Liabilities and Shareholders’ Equity	$56,558,683	$58,208,224

Notes to Consolidated Financial Statements

Condensed Statements of Income (Parent Company Only)

Years Ended December 31,	2009	2008	2007
Income:
From subsidiary:
Dividends	$800,000	$3,164,025	$3,279,200
Interest	36,922	49,490	75,337
Other interest income	77,334	153,602	68,806
Net loss on sales of investment securities available-for-sale	(77,199)	-	-
Gain on sale of nonreadily marketable equity security	-	-	1,047,150
Other-than-temporary impairment loss on debt security	-	(1,024,681)	-
Total income	837,057	2,342,436	4,470,493

Operating expenses	69,968	75,506	68,353

Income before income tax expense (benefit) and equity in undistributed income (distributions in excess of earnings) of subsidiary	767,089	2,266,930	4,402,140

Income tax expense (benefit)	(10,461)	(340,724)	420,353
Income before undistributed income (distributions in excess of earnings) of subsidiary	777,550	2,607,654	3,981,787
Equity in undistributed income (distributions in excess of earnings) of subsidiary	(43,463)	942,159	3,048,731

Net income	$734,087	$3,549,813	$7,030,518

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows (Parent Company Only)

Years Ended December 31,	2009	2008	2007
Cash flows from operating activities:
Net income	$734,087	$3,549,813	$7,030,518
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(9,409)	(41,288)	2,800
Deferred income tax provision (benefit)	310,918	(308,744)	-
Net loss on investment securities available-for-sale	77,199	-	-
Gain on sale of nonreadily marketable equity security	-	-	(1,047,150)
Other-than-temporary impairment loss on debt security	-	1,024,681	-
Equity in undistributed income (distributions in excess of earnings) of subsidiary	43,463	(942,159)	(3,048,731)
Stock-based compensation	42,908	15,065	-
(Increase) decrease in interest receivable	34,488	(38,384)	-
Net change in income tax receivable or payable	(88,075)	(380,558)	(45,928)
Net (increase) decrease in other assets	15,105	(78,389)	-
Increase (decrease) in intercompany payable	(1,024,681)	1,024,681	-
Net cash provided by operating activities	136,003	3,824,718	2,891,509

Cash flows from investing activities:
Purchase of investment securities available-for-sale	-	(3,735,048)	-
Proceeds from sales of investment securities available-for-sale	2,202,240	1,020,776	-
Proceeds from sale of nonreadily marketable equity security	-	-	1,122,150
Net cash provided by (used in) investing activities	2,202,240	(2,714,272)	1,122,150

Cash flows from financing activities:
Purchase of treasury stock	(452,999)	(42,127)	(951,576)
Dividends paid	(947,745)	(2,780,290)	(3,322,655)
Net cash used in financing activities	(1,400,744)	(2,822,417)	(4,274,231)
Net increase (decrease) in cash and cash equivalents	937,499	(1,711,971)	(260,572)
Cash and cash equivalents at beginning of year	2,560,780	4,272,751	4,533,323
Cash and cash equivalents at end of year	$3,498,279	$2,560,780	$4,272,751

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).      Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Act was carried out under the supervision and with the participation of the Company’s CEO, Treasurer, and other members of management as of December 31, 2009. The CEO and Treasurer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, and (ii) recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the year ended December 31, 2009 that has materially affected, or is likely to materially affect, such internal controls.

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

Section 404 of the Sarbanes-Oxley Act requires that the Company evaluate and annually report on its system of internal control over financial reporting. For several years, the Company has used the widely accepted Committee of Sponsoring Organization of the Treadway Commission (“COSO”) framework for its evaluation of such internal controls. Going forward, the Company’s independent accountants must report on management’s evaluation. The Company is in the process of evaluating, documenting, and testing its system of internal control over financial reporting to provide the basis for its independent accountant’s attestation report that is anticipated to be a required part of Form 10-K for the fiscal year ending December 31, 2010. Due to the ongoing evaluation and testing of internal controls, there can be no assurance that any control deficiencies identified will be remediated before the end of the 2010 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal, and other costs and divert management resources from core business operations.

Item 9B.      Other Information

None

PART III

Item 10.      Directors, Executive Officers, and Corporate Governance.

The information required by this Item is incorporated by reference to the disclosures on page 47 and the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2010 (“Proxy Statement”).

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

Item 14.      Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is either presented in the Consolidated Financial Statements and related notes or inapplicable.

(a)(3)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 4	Specimen Common Stock Certificate, incorporated by reference from Form 8-A filed April 30, 2001.

Exhibit 10	2006 Stock Option Plan, as amended and restated effective January 1, 2008, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit 21	Subsidiaries of the Company.

Exhibit 22	Registrant’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed by April 30, 2010, incorporated by reference.

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  April 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ CORNELIUS P. HOLLAND, III	President & CEO; Director	April 23, 2010
Cornelius P. Holland, III

PRINCIPAL ACCOUNTING/ FINANCIAL OFFICER:

/s/ ALYSON G. BEASLEY	Vice President & Treasurer; Director	April 23, 2010
Alyson G. Beasley

DIRECTORS:

/s/ DAVID H. BLUESTEIN	Director	April 23, 2010
David H. Bluestein

/s/ ALVA J. HOPKINS, III	Director	April 23, 2010
Alva J. Hopkins, III

/s/ A. WADE STRICKLAND	Director	April 23, 2010
A. Wade Strickland