Form 10-K/A
period 2009-12-31
SOUTHEASTERN BANKING CORP
filed 2010-05-14
CIK 353386

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

As of May 10, 2010, the Registrant had 3,129,388 shares of common stock outstanding.

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

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K of Southeastern Banking Corporation (the “Company”) for the year ended December 31, 2009, as filed by the Company on April 23, 2010 (“Original Report”). This Amendment amends and restates Part II, Item 8 and Part IV, Item 15 to include the Report of Independent Registered Public Accounting Firm. This report was inadvertently excluded from the electronic filing.

Except for the foregoing revision, this Amendment does not modify or update any disclosures presented in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update disclosures contained in the Original Report which may have been affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

This Amendment has no impact on the consolidated financial statements of the Registrant for the year ended December 31, 2009. With this Amendment, the principal executive (“CEO”) and principal financial officer (“Treasurer”) of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

PART II

Item 8.	Financial Statements and Supplementary Data.

[LETTERHEAD OF MAULDIN & JENKINS, LLC]

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the consolidated balance sheets of Southeastern Banking Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Banking Corporation and Subsidiaries, as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC
Mauldin & Jenkins, LLC

Albany, Georgia

April 15, 2010

All other financial statements and supplementary data are contained in the Original Report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Index to Audited Financial Statements:

Page Number in Report

Report of Independent Registered Public Accounting Firm	2
Consolidated Balance Sheets at December 31, 2009 and 2008	*
Consolidated Statements of Income for each of the three years in the period ended December 31, 2009	*
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2009	*
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009	*
Notes to Consolidated Financial Statements	*

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is either presented in the Consolidated Financial Statements and related notes or inapplicable.*

(a)(3)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 4	Specimen Common Stock Certificate, incorporated by reference from Form 8-A filed April 30, 2001.

Exhibit 10	2006 Stock Option Plan, as amended and restated effective January 1, 2008, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit 21	Subsidiaries of the Company.*

Exhibit 31.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	CEO/Treasurer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

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

Date: May 14, 2010

4