Form 10-Q
period 2010-03-31
SOUTHEASTERN BANKING CORP
filed 2010-05-27
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 20, 2010, 3,129,388 shares of the Registrant’s common stock, par value $1.25 per share, were outstanding.

Part I – Financial Information

Part I - Financial Information

Item 1.	Financial Statements.

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) March 31, 2010	December 31, 2009

Assets

Cash and due from banks	$14,289,063	$24,614,878
Interest-bearing deposits in other banks	49,439,292	15,867,581
Federal funds sold	2,150,000	2,150,000

Cash and cash equivalents	65,878,355	42,632,459

Investment securities available-for-sale (amortized cost of $72,931,489 and $76,256,916 at March 31, 2010 and December 31, 2009)	72,927,431	74,626,130

Loans, gross	258,559,155	275,828,915
Unearned income	(93,191)	(103,059)
Allowance for loan losses	(6,629,578)	(7,169,703)

Net loans	251,836,386	268,556,153

Premises and equipment, net	11,534,139	11,706,110
Bank-owned life insurance, at cash surrender value	5,559,245	5,500,430
Other real estate	10,124,916	8,529,562
Other assets	9,594,652	9,504,781

Total Assets	$427,455,124	$421,055,625

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$56,205,108	$55,320,379
Interest-bearing demand, savings, and time deposits	306,702,258	296,450,962

Total deposits	362,907,366	351,771,341

U. S. Treasury demand note	1,176,016	753,595
Federal Home Loan Bank advances	5,000,000	10,000,000
Other liabilities	2,102,290	1,972,006

Total liabilities	371,185,672	364,496,942

Shareholders’ Equity

Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,463,237	1,449,696
Retained earnings	59,135,928	60,512,342
Treasury stock, at cost	(8,803,031)	(8,803,031)
Accumulated other comprehensive loss	(2,678)	(1,076,320)

Total shareholders’ equity	56,269,452	56,558,683

Total Liabilities and Shareholders’ Equity	$427,455,124	$421,055,625

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,138,531	3,138,531
Treasury shares	442,266	442,266

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Operations

(Unaudited)

Three Months Ended March 31,	2010	2009

Interest income:
Interest and fees on loans	$3,653,226	$4,113,636
Interest on investment securities:
Taxable	662,416	1,008,785
Tax-exempt	204,414	281,713
Other interest income	23,653	2,468

Total interest income	4,543,709	5,406,602

Interest expense:
Interest on deposits	1,181,509	1,471,314
Interest on Federal Home Loan Bank advances	93,968	96,810
Interest on other borrowings	—	10,995

Total interest expense	1,275,477	1,579,119

Net interest income	3,268,232	3,827,483

Provision for loan losses	2,985,000	940,000

Net interest income after provision for loan losses	283,232	2,887,483

Noninterest income:
Service charges on deposit accounts	641,912	664,448
Net gain on sales of investment securities available-for-sale	—	197,871
Other noninterest income	337,114	343,385

Total noninterest income	979,026	1,205,704

Noninterest expense:
Salaries and employee benefits	1,826,314	1,899,805
Occupancy and equipment expense, net	694,070	683,374
Other noninterest expense	790,892	715,869

Total noninterest expense	3,311,276	3,299,048

Income (loss) before income tax expense (benefit)	(2,049,018)	794,139

Income tax expense (benefit)	(876,609)	156,267

Net income (loss)	$(1,172,409)	$637,872

Basic and diluted earnings (loss) per common share	$(0.37)	$0.20

Basic and diluted weighted average common shares outstanding	3,138,531	3,174,731

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional	Retained Earnings	Treasury Stock	Accumulated Other	Total
	Shares	Stated Value	Paid-In Capital			Comprehensive Loss

Balance, December 31, 2008	3,176,331	$4,475,996	$1,406,788	$60,726,000	$(8,350,032)	$(1,075,209)	$57,183,543

Comprehensive income:
Net income	—	—	—	637,872	—	—	637,872
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $(206,264)	—	—	—	—	—	(400,395)	(400,395)
Reclassification adjustment for (gains) losses on sales of investment securities available-for-sale included in net income, net of tax (benefit) of $67,275	—	—	—	—	—	(130,596)	(130,596)
Reclassification adjustment for gains (losses) on investment securities transferred from held-to-maturity to available-for-sale category, net of tax (benefit) of $155,587	—	—	—	—	—	302,023	302,023

Total comprehensive income							408,904

Cash dividends declared, $0.085 per share	—	—	—	(269,989)	—	—	(269,989)

Stock-based compensation	—	—	8,479	—	—	—	8,479

Purchase of treasury stock	(18,000)	—	—	—	(226,086)	—	(226,086)

Balance, March 31, 2009	3,158,331	$4,475,996	$1,415,267	$61,093,883	($8,576,118)	($1,304,177)	$57,104,851

Balance, December 31, 2009	3,138,531	$4,475,996	$1,449,696	$60,512,342	$(8,803,031)	$(1,076,320)	$56,558,683

Comprehensive loss:
Net loss	—	—	—	(1,172,409)	—	—	(1,172,409)
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $553,088	—	—	—	—	—	1,073,642	1,073,642

Total comprehensive loss							(98,767)

Cash dividends declared, $0.065 per share	—	—	—	(204,005)	—	—	(204,005)

Stock-based compensation	—	—	13,541	—	—	—	13,541

Balance, March 31, 2010	3,138,531	$4,475,996	$1,463,237	$59,135,928	$(8,803,031)	$(2,678)	$56,269,452

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,172,409)	$637,872
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	209,850	219,384
Amortization and accretion, net	62,544	66,766
Provision for loan losses	2,985,000	940,000
Deferred income tax expense	327,684	—
Net gain on sales of investment securities available-for-sale	—	(197,871)
Increase in cash surrender value of bank-owned life insurance	(58,815)	(60,782)
Net gain on sales of other real estate	(3,820)	(13,255)
Stock-based compensation	13,541	8,479
Decrease in interest receivable	192,104	310,135
Decrease in interest payable	(78,001)	(168,723)
Net change in income tax receivable or payable	(1,209,543)	69,158
Decrease in prepaid FDIC assessments	134,267	—
Net (increase) decrease in other assets	(92,721)	(26,789)
Net increase in other liabilities	208,285	49,697

Net cash provided by operating activities	1,517,966	1,834,071

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	13,417,091
Proceeds from maturities, calls, and paydowns of investment securities:
Available-for-sale	3,268,134	7,236,272
Held-to-maturity	—	799,700
Net (increase) decrease in loans	12,029,706	(2,912,660)
Redemption of Federal Home Loan Bank stock	—	150,700
Capital expenditures, net	(37,879)	(24,825)
Proceeds from sales of other real estate	113,528	32,421

Net cash provided by investing activities	15,373,489	18,698,699

Cash flows from financing activities:
Net increase (decrease) in deposits	11,136,025	(1,861,664)
Net decrease in federal funds purchased	—	(6,258,000)
Net increase (decrease) in U. S. Treasury demand note	422,421	(1,256,071)
Advances from Federal Home Loan Bank	—	7,000,000
Repayment of advances from Federal Home Loan Bank	(5,000,000)	(14,000,000)
Purchase of treasury stock	—	(226,086)
Dividends paid	(204,005)	(269,989)

Net cash provided by (used in) financing activities	6,354,441	(16,871,810)

Net increase in cash and cash equivalents	23,245,896	3,660,960
Cash and cash equivalents at beginning of period	42,632,459	16,387,348

Cash and cash equivalents at end of period	$65,878,355	$20,048,308

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,353,478	$1,747,842
Income taxes, net of refunds	—	100,000
Noncash investing and financing transactions:
(Increase) decrease in unrealized losses on investment securities available-for-sale	1,626,728	(346,920)
Transfer of investment securities from held-to-maturity to available-for-sale category	—	28,811,418
Real estate acquired through foreclosure	1,962,779	237,075
Loans made in connection with sales of other real estate	257,718	—

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The accounting and reporting policies followed in the presentation of the accompanying unaudited consolidated financial statements are consistent with those described in Note 1 of the Notes to the consolidated financial statements included in the Company’s 2009 Form 10-K, as updated by the information contained in this Form 10-Q. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to fairly present such information for the periods and dates indicated. Such adjustments, which include transactions typically determined or settled at year-end, are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of December 31, 2009 has been extracted from the audited consolidated balance sheet included in the Company’s 2009 Form 10-K. Certain reclassifications, with no effect on total assets or net income, have been made to prior period amounts to conform to the current period presentation.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options using the treasury stock method. In any periods of net loss, diluted earnings per share is calculated in the same manner as basic earnings per share. Since they were non-dilutive, 83,500 and 42,000 equivalent shares related to stock options were excluded from the computation of diluted earnings per share at March 31, 2010 and 2009.

2. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new pronouncement updating guidance on transfers of financial assets and servicing. This standard eliminates the concept of qualifying special purpose entities, provides guidance on when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance on accounting for transfers of financial assets, and requires additional disclosures. This guidance became effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on or after the effective date. Adoption did not have a material impact on the consolidated financial statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$3,841,746	$153,978	$—	$3,995,724
U. S. Government-sponsored enterprise securities	19,454,141	379,118	—	19,833,259
Agency residential mortgage-backed securities	15,262,449	775,347	—	16,037,796
Obligations of states and political subdivisions	21,026,409	550,976	96,920	21,480,465
Corporate debt obligations	13,346,744	—	1,766,557	11,580,187

Total investment securities	$72,931,489	$1,859,419	$1,863,477	$72,927,431

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$4,242,856	$161,450	$—	$4,404,306
U. S. Government-sponsored enterprise securities	19,537,557	395,251	591	19,932,217
Agency residential mortgage-backed securities	16,872,230	693,503	—	17,565,733
Obligations of states and political subdivisions	22,263,080	509,739	125,853	22,646,966
Corporate debt obligations	13,341,193	—	3,264,285	10,076,908

Total investment securities	$76,256,916	$1,759,943	$3,390,729	$74,626,130

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2010 are shown in the table below. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Mortgage-backed securities are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Available-for-Sale
March 31, 2010	Amortized Cost	Fair Value
Due within one year	$19,752,513	$20,105,820
Due from one to five years	11,045,313	11,267,729
Due from five to ten years	15,419,429	15,049,815
Due after ten years	11,451,785	10,466,271

	57,669,040	56,889,635
Agency residential mortgage-backed securities	15,262,449	16,037,796

Total investment securities	$72,931,489	$72,927,431

Securities with carrying values of $57,125,769 and $62,797,149 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and other borrowings as required by law.

Gross realized gains and losses from sales of securities available-for-sale for the three months ended March 31, 2010 and 2009 were as follows:

Three Months Ended March 31,	2010	2009
Gross realized gains	$—	$282,572
Gross realized losses	—	84,701

Net realized gain	$—	$197,871

Tax provision	$—	$67,275

Proceeds from sales	$—	$13,417,091

The cost of investment securities sold, and the resultant gain or loss, was based on the specific identification method.

Securities with unrealized losses that were not deemed other-than-temporarily impaired at March 31, 2010 and December 31, 2009 are shown in the table on the next page.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	Less than Twelve Months		Twelve Months or More		Total
March 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$—	$—	$—	$—	$—
U. S. Government-sponsored enterprise securities	—	—	—	—	—	—
Agency residential mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	263,608	544	846,834	96,376	1,110,442	96,920
Corporate debt obligations	—	—	11,580,187	1,766,557	11,580,187	1,766,557

Total temporarily impaired securities	$263,608	$544	$12,427,021	$1,862,933	$12,690,629	$1,863,477

	Less than Twelve Months		Twelve Months or More		Total
December 31, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$—	$—	$—	$—	$—
U. S. Government-sponsored enterprise securities	1,999,409	591	—	—	1,999,409	591
Agency residential mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	875,198	13,842	1,188,222	112,011	2,063,420	125,853
Corporate debt obligations	—	—	10,076,908	3,264,285	10,076,908	3,264,285

Total temporarily impaired securities	$2,874,607	$14,433	$11,265,130	$3,376,296	$14,139,737	$3,390,729

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

On March 31, 2010, the Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2009 and 2010 year-to-date increased market yields on certain securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio.

Unrealized losses continued to be concentrated in corporate debt obligations at March 31, 2010. The unrealized loss of $1,766,557 related to 10 corporate debt obligations was attributable exclusively to issues of banks or bank holding companies domiciled in the southeastern United States. At March 31, 2010, one corporate holding with a fair value of $1,407,016 and unrealized loss of $66,850 was rated “Baa1” or “BBB-” by at least one nationally recognized rating agency; two other holdings, both pertaining to the same issuer, with fair values of $2,901,079 and unrealized losses of $542,371, were rated “BB+,” and four additional holdings of a separate issuer, with fair values of $4,226,251 and unrealized losses of $719,605, were rated “B+.” Subsequent to March 31, the Company sold three of the “B+” holdings, recognizing a loss of approximately $141,000; a significant improvement in market value resulting from an exchange offer announced by the issuer in April 2010 precipitated the sale. The sold securities had fair values of $3,336,250 and unrealized losses of $631,230 at March 31, 2010. Three non-rated trust preferred securities had an aggregate carrying value of $3,045,841 and unrealized loss of $437,731 at March 31, 2010. The total unrealized loss on these 10 corporate securities, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which continue to affect the banking industry. Although a) major rating agencies have downgraded certain of these securities during 2010 and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers to settle the securities at par. In particular, the issuers of the “BB+” and “B+” rated securities were recipients of government capital and continue to meet their obligations. However, management’s position regarding the impairment of these securities is subject to change as circumstances evolve.

Within the municipal portfolio, three or $846,834 of total holdings had been in a continuous unrealized loss position for twelve months or more at March 31, 2010 and one or $263,608 in a continuous loss position less than twelve months. The unrealized loss position resulted primarily from changes in market yields and withdrawn ratings on municipals that had received credit support from bond insurance. Ratings withdrawals have been widespread during the current economic crisis as many bond insurers faltered. As discussed further below, the Company does not rely solely on bond insurance in making investment decisions and did not consider these particular securities to be impaired at March 31, 2010. Except for seventeen non-rated issues with fair values aggregating $4,472,613, these municipals were all rated, investment grade securities. The majority, or 82%, of the non-rated issues were based in Georgia. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. None of the Company’s a) U.S. Government and federal agency securities, which comprise U.S. Small Business Administration participation certificates; b) U.S. Government-sponsored enterprise securities, which principally comprise Federal Farm Credit Bank and Federal Home Loan Bank (“FHLB”) obligations; or c) agency residential mortgage-backed securities, which comprise Fannie Mae, Freddie Mac, and Ginnie Mae issues, had an unrealized loss at March 31, 2010. The Company does not own any private label mortgage-backed securities.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At March 31, 2010, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired; however, an impairment charge could become necessary in the future if the economic crisis facing the banking industry does not abate and various issuers’ financial condition continues to weaken.

The Company held stock in the FHLB of Atlanta totaling $1,313,800 at March 31, 2010. The Company carries the stock, which is included in other assets, at cost and evaluates it for impairment based on ultimate recoverability of par value. The Company evaluated its holding in FHLB stock at March 31, 2010 and believes its holdings are recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Concentrations of credit risk pertaining to investment securities are discussed in other sections of this Form 10-Q.

4. FAIR VALUE

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and for disclosure purposes. Accounting guidance on fair value measurements and disclosures specifies that the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best defined using quoted market prices, but in many instances, quoted market prices for the Company’s various financial instruments may not be available. Under these circumstances, fair values are estimated using present value or other variation techniques. Those techniques are significantly affected by the underlying assumptions, including the discount rate and estimates of future cash flows; accordingly, the resulting fair value estimate may not be realized in an immediate settlement of the instrument.

Recent fair value guidance clarifies that exit prices based on orderly transactions between market participants under current market conditions, not forced liquidations or distressed sales, should be the basis for determining fair value. If the volume and level of activity for the asset or liability has declined significantly, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In this instance, determining the price at which willing market participants would transact depends on the various facts and circumstances and requires significant judgment. The resulting fair value is a reasonable point within the determined range that best indicates fair value under current conditions.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Fair Value Hierarchy

In accordance with accounting guidance, the Company groups its financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities trade and the reliability of the assumptions used to determine fair value:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for investment securities available-for-sale. The Company does not currently measure any other assets or liabilities at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes or exchange-traded equities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2, include U.S. Government-sponsored enterprise securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. Due to limited activity and less transparency regarding input factors, certain corporate debt obligations were classified in level 3 at March 31, 2010 and December 31, 2009.

Securities measured at fair value on a recurring basis are presented in the next table.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	Fair Value Measurements Using
March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$3,995,724	$—	$3,995,724
U. S. Government-sponsored enterprise securities	—	19,833,259	—	19,833,259
Agency residential mortgage-backed securities	—	16,037,796	—	16,037,796
Obligations of states and political subdivisions	—	21,480,465	—	21,480,465
Corporate debt obligations	—	11,080,187	500,000	11,580,187

Total investment securities	$—	$72,427,431	$500,000	$72,927,431

	Fair Value Measurements Using
December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$4,404,306	$—	$4,404,306
U. S. Government-sponsored enterprise securities	—	19,932,217	—	19,932,217
Agency residential mortgage-backed securities	—	17,565,733	—	17,565,733
Obligations of states and political subdivisions	—	22,646,966	—	22,646,966
Corporate debt obligations	—	3,916,694	6,160,214	10,076,908

Total investment securities	$—	$68,465,916	$6,160,214	$74,626,130

The corporate debt obligations measured at fair value using Level 3 inputs at March 31, 2010 comprised one trust-preferred security with a cost basis of $500,000, for which there is currently no active market. Like the Company’s other corporate debt holdings, this security is also an issue of a bank/bank holding company domiciled in the southeastern United States.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a reconciliation of activity for the corporate debt obligations measured at fair value based on significant unobservable inputs (level 3):

Three Months Ended March 31,	2010
Level 3 assets:
Balance, December 31, 2009	$6,160,214
Unrealized losses included in comprehensive income	—
Obligations transferred from Level 3	5,660,214

Balance, March 31, 2010	$500,000

The corporate debt obligations transferred from level 3 to level 2 during the three months ended March 31, 2010 were the “B+” rated and trust-preferred securities discussed in Note 3. The transfer, effective the beginning of the period, resulted from increased transparency in input factors provided by a third party pricing service; should this transparency diminish, these obligations could be reclassified as level 3 assets in the future. No other movements were made between levels 1, 2, or 3 during the first three months of 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis; in other words, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances – for example, when evidence of impairment exists. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. During the first quarter of 2010, the Company recognized losses of $5,302,299 on impaired loans outstanding through the allowance for loan losses. At March 31, 2010, impaired loans with an aggregate outstanding principal balance of $39,638,663 were measured and reported net of specific allowance at a fair value of $37,491,588. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate collateral, the Company classified all impaired loans in level 3 at March 31, 2010.

Other real estate is adjusted to the lower of cost or fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations are included

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

in noninterest expense. During the quarter ended March 31, 2010, no devaluations of other real estate currently outstanding were charged to expense. All foreclosed real estate balances were classified in level 3 at March 31, 2010.

Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The Company evaluated its holding in FHLB stock at March 31, 2010 and determined no impairment charge was necessary. Other assets are similarly evaluated under fair value accounting on a nonrecurring basis.

The table below presents the Company’s outstanding assets for which a nonrecurring change in fair value was recorded during the three months ended March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall. Assets reviewed for impairment such as level 3 FHLB stock, but for which no corresponding impairment charge was recorded, are not included in these totals.

	Fair Value Measurements Using
March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Gains (Losses) for the Three Months
Assets:
Impaired loans	$—	$—	$37,491,588	$37,491,588	$(5,302,299)

Total fair value of assets on a nonrecurring basis	$—	$—	$37,491,588	$37,491,588	$(5,302,299)

As disclosed on the prior page, the loss amount shown for impaired loans includes charge-offs as well as the allowance currently allocated for these loans at March 31, 2010. No transfers were made between levels 1, 2, and 3 assets evaluated under fair value accounting on a nonrecurring basis. Additionally, no nonrecurring change in fair value was recognized on any liabilities in 2010 year-to-date.

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$65,878,355	$65,878,355	$42,632,259	$42,632,259
Investment securities available-for sale	72,927,431	72,927,431	74,626,130	74,626,130
Net loans	251,836,386	253,128,222	268,556,153	269,404,186
Accrued interest receivable	1,673,279	1,673,279	1,865,383	1,865,383
Other financial assets	1,313,800	1,313,800	1,313,800	1,313,800

Financial liabilities:
Deposits	$362,907,366	$363,921,722	$351,771,341	$353,217,255
U.S. Treasury demand note	1,176,016	1,176,016	753,595	753,595
FHLB advances	5,000,000	5,132,000	10,000,000	10,099,933
Accrued interest payable	1,428,207	1,428,207	1,506,208	1,506,208

Bank premises and equipment, customer relationships, deposit base, and other information needed to compute the Company’s aggregate fair value are not included in the table above. Accordingly, the fair values above are not intended to represent the underlying market value of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2009 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 18 of this quarterly filing. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled Critical Accounting Policies and Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation, with assets exceeding $427,455,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary chartered in 1888, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking.

Financial Condition

Consolidated assets totaled $427,455,124 at March 31, 2010, up $6,399,499 or 1.52% from year-end 2009. A substantial increase in cash & cash equivalents offset by a decline in net loans was the primary factor in the first quarter results. Specifically, cash & cash equivalents, which includes correspondent balances at the Federal Reserve and federal funds sold, increased $23,245,896, while other real estate grew $1,595,354; net loans declined $16,719,767, and investment securities, $1,698,699. A net $6,558,446 increase in deposits and other funding liabilities precipitated the asset rise. Loans comprised approximately 67%, investment securities, 19%, and interest-bearing deposits in other banks, 13%, of earning assets at March 31, 2010 versus 75%, 20%, and 4%, at December 31, 2009. Overall, earning assets approximated 90% of total assets at March 31, 2010. During the year-earlier period, total assets declined $16,504,294 or 3.79%. A $21,649,075 decline in investment securities was the primary factor in the 2009 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources as well as the higher cash balances being maintained currently.

Investment Securities

Overall, investment securities declined $1,698,699 or 2.28% since December 31, 2009. No securities were purchased during the three-month period ended March 31, 2010, as management sought to improve the Company’s overall liquidity position by maintaining available cash in interest-bearing deposits in other banks; additionally, participation in the FDIC Temporary Liquidity Guarantee Program (“TLGP”) reduced the need for securities collateral for public funds deposits. No securities were sold during the quarter; redemptions were mostly attributable to various issuers’ exercise of call options and other prepayments in the normal course of business and also, the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. At March 31, 2010, residential mortgage-backed securities, municipals, and corporates comprised 22%, 29%, and 16% of the portfolio; other agency and U.S. Government enterprise securities together comprised 33%. Overall, securities comprised 19% of earning assets at March 31, 2010, down from 20% at year-end 2009. The portfolio yield approximated 5.22% during the first three months of 2010 versus 5.36% in 2009. Yields are expected to decline moderately during 2010 due largely to year-over-year reductions in corporate securities; on a weighted average basis, these corporate securities had higher yields than many of the other holdings in the portfolio.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 54.67% of the carrying value of debt securities, including mortgage-backed securities, being backed by U.S. Government agency and U.S. Government-sponsored enterprises at March 31, 2010. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $15,716,506 residential mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) at March 31, 2010. Residential mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. In September 2008, the U.S. Government placed FNMA and FHLMC under regulatory conservatorship, easing credit concerns about these two entities. In early 2010, the U.S. Treasury again reiterated its support of FNMA and FHLMC. Besides FNMA and FHLMC, the Company also owned Ginnie Mae residential mortgage securities with a carrying value of $321,290 at March 31, 2010. U.S. Government and federal agency holdings comprised U.S. Small Business Administration obligations, and U.S. Government-sponsored enterprise holdings comprised FHLB, FHLMC, and Federal Farm Credit Bank obligations at March 31, 2010. Credit concern surrounding the FHLB system continues to be widespread. The FHLB obligations owned by the Company carry the highest rating available from Moody’s and Standard and Poor’s. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock, which totaled $1,313,800 at March 31, 2010, is included in other assets and recorded at cost.

At March 31, 2010 and also, year-end 2009, the entire corporate portfolio comprised issues of banks and bank holding companies domiciled in the southeastern United States. These corporate debt obligations were all rated “B+” or higher by at least one nationally recognized rating agency at March 31, 2010 except for three non-rated trust preferred securities with an aggregate carrying value of $3,045,841 and unrealized loss of $437,731. The $1,766,557 net unrealized loss on the total corporate portfolio, down $1,497,728 or 45.88% from year-end 2009 and including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues currently affecting the banking industry. Subsequent to March 31, the Company sold three of the “B+” holdings, recognizing a loss of approximately $141,000; a significant improvement in market value resulting from an exchange offer announced by the issuer in April 2010 precipitated the sale. The sold securities had fair values of $3,336,250 and unrealized losses of $631,230 at March 31, 2010. Except for seventeen non-rated issues with fair values aggregating $4,472,613, all securities in the municipal portfolio were rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At March 31, 2010, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired; however, an impairment charge could become necessary in the future if the economic crisis facing the banking industry does not abate and various issuers’ financial condition continues to weaken.

The weighted average life of the portfolio approximated 3.50 years at March 31, 2010; management does not expect any material extension in duration during 2010. The amortized cost and estimated fair value of investment securities are delineated in the following table:

Investment Securities by Category March 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)

U. S. Government and federal agency securities	$3,842	$154	$—	$3,996
U. S. Government-sponsored enterprise securities[1]	19,454	379	—	19,833
Agency residential mortgage-backed securities	15,262	776	—	16,038
Obligations of states and political subdivisions	21,026	551	97	21,480
Corporate debt obligations	13,347	—	1,767	11,580

Total investment securities	$72,931	$1,860	$1,864	$72,927

[1]	Includes agency discount notes with original maturities of three months or less, as applicable.

At March 31, 2010, the market value of the investment portfolio reflected $1,863,477 in gross unrealized losses, mostly in the corporate portfolio. Management continues to monitor these market values closely and hopes for an eventual recovery as issues facing banks and their affiliates are fully addressed. Initiatives enacted by the Treasury Department, including various capital and other programs, have been positive developments for these corporate holdings; nonetheless, ratings downgrades and losses have occurred and may continue. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis.

The Company did not have a concentration in the obligations of any issuer at March 31, 2010 other than U.S. Government agencies, U.S. Government enterprises, and certain corporate holdings. At March 31, 2010, the Company held $7,127,329 in corporate securities issued by two separate regional bank holding companies; these holdings comprised 9.77% of the total securities portfolio and 61.55% of the corporate portfolio. As discussed on the prior page, $3,336,250 of these corporate holdings were sold subsequent to March 31.

Loans

Loans, net of unearned income, fell 6.26% or $17,259,892 since year-end 2009. The net loans to deposits ratio aggregated 71.22% at March 31, 2010 versus 78.38% at December 31, 2009 and 81.14% a year ago. The loan categorization table below reflects declines of $9,395,319 in the commercial portfolio; $6,207,784 in real estate - construction balances; $1,183,932 in consumer loans; and $482,725 in real estate – residential mortgage balances at March 31, 2010 compared to year-end 2009. Specifically within the commercial portfolio, nonfarm real estate declined $3,422,689; agricultural loans, $1,300,097; other commercial/industrial loans, $1,472,370; and tax-free governmental loans, $3,200,163. The tax-free loans serve as a bridge for local government bodies anticipating property and other tax collections and are intended to be short-term. The $6,207,784 or 5.59% decline in real estate - construction balances resulted from multiple factors, including pay-downs, and as further discussed in the next two subsections, significant charge-offs and foreclosures. These loans, widely known as acquisition and development loans, continued to be predominantly residential in nature and concentrated in the Company’s coastal markets at March 31. These type loans are typically short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Due to the current slowdown in real estate activity, overall duration of these particular loans increased during the last year and is expected to increase further throughout 2010. The escalation in nonperforming assets attributable to these loans is also expected to continue throughout 2010. With the exception of existing commitments, the Company is originating new acquisition and development loans only to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral.

Although the Company, comparable to peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans of any volume in its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Tighter credit policies and less demand throughout SEB’s seventeen locations both contributed to the 8.78% decline in consumer loans in the first quarter of 2010. Recent staff changes at various branches are expected to increase SEB’s market presence and consumer loan production going forward.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline the remainder of 2010. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to increase given the Company’s significant real estate portfolio. During the same period in 2009, net loans grew 0.92% or $2,577,926. The commercial portfolio posted 84% of 2009 growth, increasing $2,168,667. Loans outstanding are presented by type in the following table.

Loans by Category	March 31, 2010	December 31, 2009	March 31, 2009
(In thousands)

Commercial, financial, and agricultural[1]	$89,677	$99,073	$98,661
Real estate – construction[3]	104,895	111,103	121,500
Real estate – residential mortgage[2,3]	51,682	52,165	48,302
Consumer, including credit cards	12,305	13,488	13,995

Loans, gross	258,559	275,829	282,458
Unearned income	(93)	(103)	(123)

Loans, net	$258,466	$275,726	$282,335

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]	The majority of real estate loans are residential in nature.

The amount of commercial and real estate - construction loans outstanding at March 31, 2010, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the following table. The maturities shown are not necessarily indicative of future principal reductions or cash flow since borrowers may prepay balances, and additionally, loans may be renewed in part or total at maturity.

Loan Maturity and Interest Rate Sensitivity – Selected Loans March 31, 2010	Total	Within One Year	One-Five Years	After Five Years
(In thousands)

Loan maturity:
Commercial, financial, and agricultural[1]	$87,954	$41,034	$42,214	$4,706
Real estate – construction[1]	83,050	66,706	15,819	525

Total	$171,004	$107,740	$58,033	$5,231

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates[2]			$54,579	$3,222
Floating or adjustable interest rates			3,454	2,009

Total			$58,033	$5,231

[1]	Excludes nonaccrual loans totaling approximately $1,723 in commercial, financial, and agricultural category and $21,845 in real estate - construction category.
[2]	Includes loans with floating rates that have reached a contractual floor or ceiling.

Many commercial and real estate credits with floating rates have reached their contractual floors. Additionally, many recent originations and renewals have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $111,900,000 at March 31, 2010 compared to $134,500,000 at December 31, 2009 and $105,047,000 at March 31, 2009. The decline in loans with floors since year-end 2009 resulted from the transfer of numerous large loans to nonaccrual status and the overall drop in loans outstanding. The average yield on these particular outstandings, which included all loan types, was 5.31%, or 206 basis points above New York prime, at March 31, 2010. In 2009 and also, the first quarter of 2010, management shortened maturity options on commercial credits, a move that should mitigate the Company’s interest sensitivity position when prime adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2010, approximately 85.57% of the loan portfolio was comprised of loans with real estate as the primary collateral, including land tracts and lots. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of northeast Florida and particularly, southeast Georgia. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $39,585,000 at March 31, 2010, compared to $34,374,000 year-end 2009 and $41,286,000 at March 31, 2009. The increase in commitments at March 31, 2010 was attributable to governmental and other commercial customers that paid down available lines significantly since December 31, 2009. The Company has not increased commitments to higher risk areas, including acquisition and development lending; rather, the Company has and continues to reduce these exposures. Because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2010 year-to-date.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessions. The escalation in nonperforming assets continued the first quarter of 2010, as balances jumped $11,881,807 or 40.17% at March 31, 2010 from December 31, 2009. As a percent of total assets, nonperforming assets totaled 9.70% at March 31, 2010 versus 7.03% at December 31, 2009 and 2.96% at March 31, 2009. Nonperforming assets materially and adversely affected the Company’s business, resources, and operating results during the first quarter of 2010. Acquisition and development loans were the primary factor in the nonperforming trends. Management expects continuing adverse effects the remainder of 2010.

Nonaccrual loans comprised $26,418,134 or 63.71% of nonperforming asset balances at March 31, 2010. Approximately $15,325,000 of loans were placed on nonaccrual status during the three-month period, $3,545,000 charged-off, $1,963,000 transferred out by foreclosure, and $1,062,000 reduced by payments or other repossession. At March 31, 2010, real estate-secured loans comprised $25,718,089 or 97.35% of total nonaccrual balances. Nonaccrual balances did not contain any other industry concentrations at March 31, 2010. The collateral underlying nonaccrual balances is presented in the next table.

Nonaccrual Loans by Collateral Type	March 31, 2010	December 31, 2009
(Dollars in thousands)

Collateral type:
Real estate:
Land tracts	$10,952	$6,869
Lots within developments	8,522	5,005
Residential dwellings	4,902	3,993
Commercial buildings	1,343	965

Total real estate	$25,719	$16,832
Equipment	489	586
Other	210	246

Total nonaccrual loans	$26,418	$17,664

Approximately 80% of the real estate collateral underlying nonaccrual balances at March 31, 2010 was located in Georgia, predominantly coastal Georgia, with the balance in Florida. Nonaccrual balances included one purchased participation loan at March 31, 2010. This particular loan, with a balance of $697,186, is the only purchased participation loan on the Company’s books.

Relationships above $250,000 comprised 86.12% or $22,750,777 of nonaccrual balances at March 31, 2010. Cumulative charge-offs recognized on these 11 large relationships, primarily acquisition and development relationships, totaled $4,199,753 at March 31, 2010; $1,283,248 of these charge-offs were recognized in 2009 and $2,916,505 during the 2010 first quarter. The specific allowance allocated to these 11 relationships totaled $1,129,151 at March 31, 2010. No additional charge-offs have been recognized on these particular credits since March 31, 2010. The table below presents nonaccrual loans by relationship tiers.

Nonaccrual Loans by Relationship Tiers March 31, 2010	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Nonaccrual balances in thousands)

Relationship tier:
< $250,000	134	$3,668	13.88%	$27
> $250,000 - $750,000	3	1,540	5.83%	513
> $750,000	8	21,210	80.29%	2,651

Total	145	$26,418	100.00%	$182

Nonaccrual Loans by Relationship Tiers December 31, 2009	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Nonaccrual balances in thousands)

Relationship tier:
< $250,000	127	$3,618	20.48%	$28
> $250,000 - $750,000	4	1,844	10.44%	461
> $750,000	6	12,202	69.08%	2,034

Total	137	$17,664	100.00%	$129

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

Subsequent to March 31, loans with principal balances approximating $583,000 were placed on nonaccrual status, reduced by charge-offs totaling $77,357. The largest credit within this group, which is secured by raw land in coastal Georgia, had an $180,000 book balance after a $36,875 charge-off. Management is currently reappraising the underlying real estate on this credit and reviewing legal remedies and other solutions prior to foreclosure. Unless pricing and demand in the real estate markets improve, management expects other borrowers, including borrowers with loan balances above $250,000, to stop servicing their loans in 2010. As noted in the Operations section of this Analysis, management does not expect the Company to be profitable in 2010. The Company regularly stress tests its capital position to measure its ability to withstand deterioration in operating performance and asset quality. Nonaccrual and other impaired loans, including acquisition and development loans, figure prominently in these stress tests. Fortunately, the Company’s capital levels remain strong and able to withstand significant reductions before reaching regulatory minimums. At April 30, 2010, nonaccrual loans totaled $26,463,620, up $45,486 from March 31, 2010. Although nonaccrual levels are expected to increase in the near-term, management is optimistic that charge-offs and the associated provision will peak this year.

The troubled debt restructurings (“TDR”) balance of $5,466,946 at March 31, 2010 comprised four loan relationships for which payment concessions were granted. Two large relationships comprised $5,063,031 or 92.61% of the quarter-end TDR balance. The largest relationship, secured by several large tracts, totaled $2,849,538; the second relationship, secured by a hotel, totaled $2,213,493. The remaining two relationships averaged $201,957 each. The specific allowance allocated to the aggregate TDR balance totaled $323,743 at March 31, 2010. Subsequent to March 31, three additional relationships approximating $13,001,261 and variously secured by commercial & residential real estate and accounts receivable, inventory, & equipment, also became TDR. A specific allowance of $261,717 was already allocated to one credit at March 31, 2010; management is currently reassessing the other two credits to determine if payment concessions alone are adequate or whether conversion to nonaccrual status is warranted. The TDR balance is projected to increase further the next 3 – 12 months as various credits are reworked to boost payment capabilities.

The allowance for loan losses approximated 0.21X the nonperforming loans balance at March 31, 2010 versus 0.33X at year-end 2009 and 0.63X a year ago. As noted earlier, management expects overall credit conditions and the performance of the loan portfolio to continue deteriorating in the near term, resulting in additional charge-offs and more provisioning until the real estate markets stabilize.

Foreclosures and constructive sales within foreclosed real estate balances totaled $1,962,779 and $364,583 during the 2010 first quarter. One residential foreclosure comprised 77% of the first quarter foreclosures; a $265,450 charge-off was recognized on this property in 2009. Charge-offs recognized on all underlying credits prior to their 2010 foreclosures approximated $374,000. The next table details foreclosed real estate by real estate type.

Foreclosed Real Estate by Type	March 31, 2010	December 31, 2009
(Dollars in thousands)

Real estate:
Land tracts	$3,723	$3,598
Lots within developments	1,680	1,809
Residential dwellings	3,635	2,033
Commercial buildings	476	476

Total foreclosed real estate	$9,514	$7,916

Except for one $324,000 residential property, all holdings were located in Georgia at March 31, 2010. Aggregate holdings in a single established subdivision increased from $1,330,000 at year-end 2009 to $2,835,000 at March 31, 2010 due to foreclosure activity. The next largest holding in any established subdivision approximated $446,000 at March 31, 2010.

The following table presents foreclosed real estate based on collateral values of individual properties.

Foreclosed Real Estate by Property Valuations March 31, 2010	Number of Properties	Balances	Percent of Total Balance	Average Balance within Tier
(Nonaccrual balances in thousands)

Property Valuation:
< $250,000	30	$2,681	28.18%	$89
> $250,000 - $750,000	5	2,626	27.60%	525
> $750,000	3	4,207	44.22%	1,402

Total	38	$9,514	100.00%	$250

Foreclosed Real Estate by Property Valuations December 31, 2009	Number of Properties	Balances	Percent of Total Balance	Average Balance within Tier
(Nonaccrual balances in thousands)

Property Valuation:
< $250,000	30	$2,589	32.71%	$86
> $250,000 - $750,000	5	2,627	33.18%	525
> $750,000	2	2,700	34.11%	1,350

Total	37	$7,916	100.00%	$214

As shown above, foreclosed real estate balances included eight material properties aggregating $6,833,217 at March 31, 2010; individual values ranged from $263,725 - $1,506,870. Charge-offs recognized on these larger properties prior to foreclosure approximated $1,459,000; these charge-offs were all recognized prior to 2010. Charge-offs recognized life-to-date on all active properties totaled $1,955,526; devaluations recognized subsequent to foreclosure on these properties totaled $356,579 life-to-date at March 31, 2010. None of the devaluation charges were recorded in the first quarter of 2010.

Certain foreclosed real estate balances pertain to the same borrower. The next table presents foreclosed real estate aggregated by relationship tiers.

Foreclosed Real Estate by Relationship Tiers March 31, 2010	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Nonaccrual balances in thousands)

Relationship tier:
< $250,000	17	$1,307	13.74%	$77
> $250,000 - $750,000	5	2,284	24.01%	457
> $750,000	4	5,923	62.25%	1,481

Total	26	$9,514	100.00%	$366

Foreclosed Real Estate by Relationship Tiers December 31, 2009	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Nonaccrual balances in thousands)

Relationship tier:
< $250,000	16	$1,216	15.36%	$76
> $250,000 - $750,000	5	2,284	28.85%	457
> $750,000	3	4,416	55.79%	1,472

Total	24	$7,916	100.00%	$330

Foreclosures subsequent to March 31 totaled $365,400, and sales, all pertaining to smaller properties, $117,000. Although foreclosed properties continue to be marketed aggressively, management expects to incur carrying costs for at least one year. Any additional devaluation will be charged to operations. The Company’s foreclosed real estate holdings can be viewed via a link from its website at www.southeasternbank.com. No significant activity occurred within other repossessed assets during 2010 year-to-date.

Loans past due 90 days or more and still accruing totaled $200,614 or less than 1% of net loans, at March 31, 2010. Management is unaware of any material concentrations within these past due balances; the vast majority, or 78%, of these past due balances were secured by real estate and equipment. The next table provides further information about nonperforming assets and loans past due 90 plus days.

Nonperforming Assets	March 31, 2010	December 31, 2009	March 31, 2009
(In thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$1,723	$1,483	$1,610
Real estate – construction	21,845	13,410	5,291
Real estate – mortgage	2,551	2,312	1,571
Consumer, including credit cards	299	459	208

Total nonaccrual loans	26,418	$17,664	8,680
Restructured loans[1]	5,467	3,998	468

Total nonperforming loans	31,885	$21,662	9,148
Foreclosed real estate[2]	9,514	7,916	3,226
Other repossessed assets	65	5	—

Total nonperforming assets	$41,464	$29,583	$12,374

Accruing loans past due 90 days or more	$201	$211	$210

Ratios: Nonperforming loans to net loans	12.34%	7.86%	3.24%

Nonperforming assets to net loans plus foreclosed/repossessed assets	15.47%	10.43%	4.33%

[1]	Does not include restructured loans that yield a market rate or loans reported as nonaccrual.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.

Loans past due 30-89 days comprised 0.87% of net loans at March 31, 2010, totaling $2,251,154. Approximately 70% of these past due loans were secured by real estate, predominantly 1 – 4 family residential properties with first liens and raw land. No loans in these past due balances exceeded $250,000 at March 31, 2010.

Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans totaled $7,552,969 at March 31, 2010, down $9,230,014 or 55.00% from year-end 2009. The first quarter decline resulted from transfers of certain loans classified as “individually impaired” to nonaccrual status. The March 31 balance pertained to six separate borrowers whose loan repayment was expected to come foremost from residential or commercial real estate development or lot loan sales of the underlying collateral. Due to lagging sales and lingering distress in the real estate markets, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. One of these six credits, with an aggregate carrying balance of $4,204,467 and specific allowance of $261,717, was placed on TDR status subsequent to March 31, 2010. Management reviews all loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario – liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these six classified credits approximated $536,595 at March 31, 2010. The $536,595 assumes a loss if the underlying real estate required liquidation currently. Management fully expects additional relationships to be identified as impaired throughout 2010, necessitating specific allowances for the underlying loans.

Fluctuations in nonperforming assets, charge-offs, and recoveries for earlier periods are discussed in the Form 10-Qs and 10-Ks filed for those periods. Simply put, variations in these nonpeformings pale in comparison to 2009 and year-to-date 2010 results.

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

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2010 totaled $2,985,000 and net charge-offs, $3,525,125. The comparable provision and net charge-off amounts at March 31, 2009 were $940,000 and $97,660. Deterioration in the real estate portfolio, particularly land acquisition and development loans, was the overriding factor in the first quarter provision; these and other loans will continue to be monitored, and the provision adjusted accordingly.

Net charge-offs represented 5.27% of average loans at March 31, 2010, up significantly from 0.14% at March 31, 2009 and 0.02% in 2008. Charge-offs on acquisition and development credits, which were discussed in the nonaccrual section, comprised $3,182,126 or 89.30% of total charge-offs at March 31, 2010. No material recoveries were recognized during the 2010 first quarter. Refer to the Nonperforming Assets subsection of this Analysis for references on charge-offs and recoveries recognized in earlier periods. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the next table.

Allowance for Loan Losses Three Months Ended March 31,	2010	2009	2008
(Dollars in thousands)

Allowance for loan losses at beginning of year	$7,170	$4,929	$4,510
Provision for loan losses	2,985	940	111
Charge-offs:
Commercial, financial, and agricultural	188	136	4
Real estate – construction	3,182	49	1
Real estate – mortgage	117	42	1
Consumer, including credit cards	76	66	50

Total charge-offs	3,563	293	56

Recoveries:
Commercial, financial, and agricultural	13	6	2
Real estate – construction	—	150	—
Real estate – mortgage	5	2	2
Consumer, including credit cards	20	38	40

Total recoveries	38	196	44

Net charge-offs	3,525	97	12

Allowance for loan losses at end of period	$6,630	$5,772	$4,609

Net loans outstanding[1] at end of period	$258,466	$282,335	$261,637

Average net loans outstanding[1] at end of period	$267,358	$280,966	$264,018

Ratios:
Allowance to net loans	2.57%	2.04%	1.76%

Net charge-offs to average loans[2]	5.27%	0.14%	0.02%

Provision to average loans[2]	4.47%	1.34%	0.17%

Recoveries to total charge-offs	1.07%	66.89%	78.57%

[1]	Net of unearned income
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses monthly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2010 but expects further provisioning throughout 2010. In April 2010, an additional $600,000 was provisioned and $234,913 charged-off, net of recoveries.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of March 31, 2010.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Liquidity is vital to any financial institution and its importance cannot be overstated, particularly during periods of economic crisis. Overall liquidity position is determined by the types of assets, and their duration, on the balance sheet; encumbrances; borrowing capacity from customer deposits or other sources; and retained earnings. In short, assets, predominantly loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. Recently, in an effort to become more liquid, the Company has increased its most liquid assets, namely cash and cash equivalents. Cash and cash equivalents, which variously comprise cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, increased $23,245,896 or 54.53% at March 31, 2010 compared to year-end 2009. Cash and cash equivalents represented 15.41% of total assets at March 31, 2010 versus 10.13% at December 31, 2009. The cost of the liquidity improvement has been a sacrifice of some earnings potential. Liquidity sources are discussed further in the next subsections of this Analysis.

Cash flows from the loan and securities portfolios represent important components of the Company’s overall liquidity position. At March 31, 2010, loans1 and investment securities with carrying values exceeding $154,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. Refer to the Maturity Distribution table in the Investment Securities subsection of this Analysis for pertinent information on contractual and other redemptions of these instruments. Of course, loans are subject to refinancing, and loans and particularly, securities, may be pledged to secure public funds and other borrowing arrangements. At March 31, 2010, 78.33% or $57,125,769 of the Company’s securities portfolio was pledged; when adjusted for overpledging due to cyclical variations in public funds and contingency pledging to the Federal Reserve Bank discount window, approximately $31,600,000 or 43% of the securities portfolio was unencumbered at March 31, 2010. The entities to which the excess collateral is pledged have no legal claim on such collateral unless amounts are owed under other obligations.

The Company has long benefited from a relatively large, stable deposit base. Customer-based core deposits, traditionally the Company’s largest and most cost-effective source of funding, comprised 81%

of the funding base at March 31, 2010, down 100 basis points from year-end 2009 levels. The variation in core deposits is largely attributable to an increase in time certificates with balances of $100,000 or more at March 31, 2010 compared to year-end; these particular balances grew over $3,500,000 in the first quarter of 2010. Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, Federal Reserve discount window borrowings, and FHLB advances, totaled $6,176,016 at March 31, 2010 versus $10,753,595 at December 31, 2009. The $4,577,579 or 42.57% drop in borrowed funds resulted mainly from the maturity of a $5,000,000 FHLB advance in March. The maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2010 totaled $2,000,000, of which $1,176,016 was outstanding. Unused borrowings under unsecured federal funds lines of credit from other banks, each with varying terms and expiration dates, totaled $18,216,000 at March 31, 2010. The Company’s correspondent banks have been affected by the current economic crisis to varying degrees. Because of regulatory constraints or concerns about the banking industry and the overall economy, the Company’s remaining correspondents may be unwilling or unable to extend credit to other banks, including SEB, when needed; accordingly, the Company’s actual access to these lines may be far less than $18,216,000 although the Company has no present intention of fully advancing these lines. Subsequent to March 31, one correspondent notified the Company that its line, which totaled $13,216,000 at March 31, 2010, would no longer be available on an overnight basis unless the Company opted to become a shareholder; the Company decided against the shareholder option. The Company may receive similar notifications from other correspondents in the future.

Under a credit facility with the FHLB, the Company can borrow up to 16% of SEB’s total assets; at March 31, 2010, unused borrowings, which are subject to collateral requirements, approximated $63,202,000. Refer to the subsection entitled FHLB Advances for details on the Company’s outstanding balance with the FHLB. At March 31, 2010, the Company also had $7,664,247 of borrowing capacity at the Federal Reserve Bank discount window; no amounts were outstanding against this capacity at March 31, 2010, and except for periodic testing of availability, the Company intends to use this capacity on a limited basis. Net cash from operations derived primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses. The statements of cash flows within this Form 10-Q provide a comprehensive breakdown of cash flows provided by or used in operating, investing, and financing activities.

In the third quarter of 2009, the FDIC announced its plan to restore DIF balances as a result of recent bank failures. The restoration plan required all FDIC-insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead estimated for the three future years and paid prior to December 31, 2009. In conjunction with the adoption of this rule, the FDIC also approved a three basis points increase in assessment rates effective January 1, 2011. The Company paid the required assessment on December 29, 2009 and concurrently recorded a prepaid asset within other assets on the Consolidated Balance Sheets. This prepaid asset totaled $1,690,851 at March 31, 2010. Any differences between the prepaid and actual amounts due each quarter will be funded using existing available liquidity.

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

Deposits

Deposits increased 3.17% or $11,136,025 since year-end 2009. Interest-bearing deposits grew $10,251,296 or 3.46% and noninterest-bearing deposits increased $884,729 or 1.60%. Within interest-bearing deposits, NOW, money market, savings and time certificate balances grew $2,589,281, $1,699,056, $420,256 and $5,542,703. The growth in NOW balances occurred chiefly in local government balances. Conversely, the growth in money market balances resulted from non-personal, or commercial accounts, predominantly Florida-based. The modest increase in savings deposits was due to customers seeking FDIC-insured investments in this low rate environment. Time certificate balances of $100,000 or more increased $3,546,976 in 2010 and represented 49.12% of certificate totals at March 31, 2010. Lower balance certificate totals grew $1,995,727 or 2.95% since December 31, 2009. The Company has focused certificate pricing on customers who also have non-certificate deposit and/or loan balances. Funding costs associated with deposits declined 19.70% overall at March 31, 2010 versus March 31, 2009 due to moderate reductions in cost of funds; see the Results of Operations section of this Analysis for more details. Renewed effort by branch personnel to attract new customers precipitated the 1.60% increase in noninterest-bearing deposits since year-end; these balances tend to be somewhat cyclical. To provide reassurance to customers and also, to reduce pledging requirements, the Company is participating in the TLGP that provides full deposit insurance for noninterest-bearing transaction accounts, regardless of dollar amount and including NOW accounts with rates of 0.50% or less until June 30, 2010 and 0.25% thereafter. The Company will incur a surcharge, currently estimated to cost less than $25,000 per year, on its deposit insurance for accounts not otherwise covered by the existing deposit insurance limit of $250,000. Overall, interest-bearing deposits comprised 84.51%, and noninterest-bearing deposits, 15.49%, of total deposits at March 31, 2010. Approximately 83% of quarter-end deposits were based in Georgia and the residual 17% in Florida. The distribution of interest-bearing balances at March 31, 2010 and certain comparable quarter-end dates is shown in the following table.

	March 31, 2010		December 31, 2009		March 31, 2009
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)

Interest-bearing demand deposits[1]	$115,841	37.77%	$111,553	37.63%	$90,673	31.32%
Savings	54,044	17.62%	53,624	18.09%	66,740	23.05%
Time certificates < $100,000	69,610	22.70%	67,614	22.81%	66,697	23.03%
Time certificates >= $100,000	67,207	21.91%	63,660	21.47%	65,430	22.60%

Total interest-bearing deposits	$306,702	100.00%	$296,451	100.00%	$289,540	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $17,349,000 and $22,109,000 of the overall deposit base at March 31, 2010 and December 31, 2009. On an aggregate basis, public funds comprised approximately 18% of the deposit base at both March 31, 2010 and December 31, 2009. The Company had no brokered deposits at March 31, 2010 and year-end 2009.

As shown in the next table, approximately 87% of time certificates at March 31, 2010 were scheduled to mature within the next twelve months:

Maturities of Time Certificates March 31, 2010	Balances
	< $100,000	>= $100,000	Total
(In thousands)

Months to maturity:
3 or less	$16,211	$14,970	$31,181
Over 3 through 12	43,587	44,668	88,255
Over 12 through 36	8,883	7,469	16,352
Over 36	929	100	1,029

Total	$69,610	$67,207	$136,817

The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at March 31, 2010, down 50% from December 31, 2009. One $5,000,000 advance that accrued interest at an effective rate of 6.00% was not renewed upon its March 17 maturity. Additional advances outstanding at March 31, 2010 included a $2,500,000 fixed rate advance due July 30, 2012 with an effective rate of 2.35% and another $2,500,000 fixed rate advance due July 29, 2013 with an effective rate of 2.89%. Both advances are used to provide temporary liquidity on a cost-effective basis. Approximately $30,711,000 in qualifying residential and commercial real estate loans were pledged to collateralize current and future advances under this line of credit at March 31, 2010. The FHLB is expected to continue tightening its credit policies given current conditions in the real estate markets, which would reduce the Company’s overall borrowing capacity.

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

An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities; this difference is known as the interest rate sensitivity gap. In an asset sensitive, or positive, gap position, the amount of interest-earning assets maturing or repricing within a given period exceeds the amount of interest-bearing liabilities maturing or repricing within that same period. Conversely, in a liability sensitive, or negative, gap position, the amount of interest-bearing liabilities maturing or repricing within a given period exceeds the amount of interest-earning assets maturing or repricing within that time period. During a period of rising rates, a negative gap would tend to affect net interest income adversely, while a positive gap would theoretically result in increased net interest income. In a falling rate environment, a negative gap would tend to result in increased net interest income, while a positive gap would affect net interest income adversely. The following gap analysis provides a snapshot of the Company’s interest rate sensitivity position at March 31, 2010.

	Repricing Within
Interest Rate Sensitivity March 31, 2010	0 - 3 Months	4 - 12 Months	One - Five Years	More Than Five Years	Total
(Dollars in thousands)

Interest Rate Sensitive Assets
Interest bearing deposits in other banks	$49,439	$—	$—	$—	$49,439
Federal funds sold	2,150	—	—	—	2,150
Securities[1]	2,302	21,536	23,730	25,359	72,927
Loans, gross[2]	75,146	68,014	80,379	8,602	232,141
Other assets	1,314	—	—	—	1,314

Total interest rate sensitive assets	130,351	89,550	104,109	33,961	357,971

Interest Rate Sensitive Liabilities
Deposits[3]	201,067	88,255	17,329	51	306,702
U.S. Treasury demand note	1,176	—	—	—	1,176
FHLB advances	—	—	5,000	—	5,000

Total interest rate sensitive liabilities	202,243	88,255	22,329	51	312,878

Interest rate sensitivity gap	$(71,892)	$1,295	$81,780	$33,910	$45,093

Cumulative gap	$(71,892)	$(70,597)	$11,183	$45,093

Ratio of cumulative gap to total rate sensitive assets	(20.08)%	(19.72)%	3.12%	12.60%

Ratio of cumulative rate sensitive assets to rate sensitive liabilities	64.45%	75.70%	103.57%	114.41%

Cumulative gap at December 31, 2009	$(97,238)	$(84,609)	$9,257	$44,918

Cumulative gap at March 31, 2009[4]	$(94,868)	$(101,166)	$30,917	$71,844

[1]

Distribution of maturities for investment securities is based on fair value. Additionally, distribution of maturities for mortgage-backed securities is based on expected average lives, which may be different from the contractual terms. Equity securities, if any, are excluded.

[2]

No cash flow assumptions other than final contractual maturities have been made for installment loans with fixed rates. Floating rate loans that have reached a floor or ceiling are classified according to contractual maturity. Nonaccrual loans are excluded.

[3]	NOW, money market, and savings account balances are included in the 0-3 months repricing category.
[4]	At March 31, 2009, distribution of maturities for securities was based on amortized cost. The use of fair value versus amortized cost does not materially change the sensitivity results.

As shown in the preceding table, the Company’s cumulative gap position remained negative through the one-year repricing interval, totaling $(70,597,000) at March 31, 2010. Excluding traditionally nonvolatile NOW from the gap calculation, the cumulative gap totaled $17,515,000 at twelve months, effectively reflecting an asset sensitive position at March 31, 2010. Overall, the one-year gap position narrowed 16.56% at March 31, 2010 versus year-end 2009. At December 31, 2009 and earlier periods in 2009, the Company’s twelve-month gap position was marginally asset sensitive or liability sensitive. Changes in balance sheet mix due to liquidity considerations were primary factors in the sensitivity shift at March 31, 2010. For example, advances from the FHLB fell $5,000,000 at March 31, 2010 versus December 31, 2009. Additionally, growth in interest-bearing deposits in other banks exceeded $33,000,000. These interest-bearing deposits in other banks, primarily comprising excess reserves at the Federal Reserve and providing only a nominal return, are expected to remain elevated throughout 2010. For more details on these excess reserves and other liquidity considerations, refer to the Liquidity section of this Analysis. At March 31, 2010, adjustable rate loans that had reached a contractual floor approximated $112,000,000; at December 31, 2009, such loans approximated $134,500,000. Once these loans again float, they will be classified according to repricing characteristics, which is normally 0 – 3 months for prime-based loans. The Financial Condition section of this Analysis contains more details on these particular loans.

Except for seasonal variations, mainly in deposit balances, no significant changes are anticipated in the gap position during 2010. The Company does not intend to materially extend asset duration in the current rate and economic environment. Shortcomings are inherent in any gap analysis since certain assets and liabilities may not move proportionally as rates change. For example, the gap analysis presumes that fixed rate loans2 and securities1 will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter than the original terms and securities are subject to early redemption. Conversely, loans may be renewed and their maturities extended.

In addition to gap analysis, the Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios. Based on the Company’s latest analysis, the simulation model estimates that a gradual 300 basis points rise in rates over the next twelve months would increase net interest income approximately 19%; a gradual 300 basis points decline in rates would reduce net interest income approximately 15%. An immediate downward shock of 200 basis points would adversely impact net interest income approximately 19% over the next year; a similar upward shock would increase net interest income approximately 22%. At December 31, 2009, simulation results indicated that a gradual 300 basis points rise would increase net interest income approximately 12%, and an immediate 200 basis points increase, 15%. The variation in results at March 31 versus year-end 2009 is primarily attributable to the substantial increase in interest-bearing cash balances which would immediately reprice under the simulation model. Limitations inherent with simulation modeling include: a) In a down rate environment, competitive and other factors constrain timing of rate cuts on other deposit products whereas loans tied to prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); and b) changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans and significant increases in nonaccrual loans, are oftentimes difficult to forecast.

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

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized”

institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At March 31, 2010, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 18.88%, 20.14%, and 13.41%. On a stand-alone basis, SEB’s same ratios totaled 17.42%, 18.68%, and 12.11%. Regulators have expressed the need for increased capital requirements for bank holding companies and their subsidiaries; management expects minimum required capital levels will rise in the future. The Company is committed to maintaining its well-capitalized status and stress tests its capital position on a regular basis to gauge its ability to withstand deterioration in asset quality and operating performance.

Capital ratios for the most recent periods are presented in the following table.

Capital Ratios	March 31, 2010	December 31, 2009	March 31, 2009
(Dollars in thousands)

Tier 1 capital:
Total shareholders’ equity	$56,269	$56,559	$57,105
Accumulated other comprehensive loss	3	1,076	1,304
Intangible assets and other adjustments	—	—	(119)

Total Tier 1 capital	56,272	57,635	58,290

Tier 2 capital:
Portion of allowance for loan losses	3,762	4,063	4,061

Total Tier 2 capital	3,762	4,063	4,061

Total risk-based capital	$60,034	$61,698	$62,351

Risk-weighted assets	$298,122	$321,904	$323,172

Risk-based ratios:
Tier 1 capital[1]	18.88%	17.90%	18.04%

Total risk-based capital	20.14%	19.17%	19.29%

Tier 1 leverage ratio	13.41%	14.00%	13.65%

Shareholders’ equity to assets	13.16%	13.43%	13.64%

[1]	The Company’s tier 1 common equity ratio is the same as its tier 1 capital ratio.

Book value per share declined a marginal 0.50% or $0.09 during first quarter of 2010 to $17.93 due mainly to the first quarter net loss. Dividends declared totaled $0.06  1/2, down $0.02 or 24% from 2009. The dividend reduction reflects management’s proactive management of capital through a period of economic uncertainty and earnings pressure in the financial industry. The dividend reduction strengthens the Company’s overall balance sheet by retaining not only capital but also cash. Not surprisingly, regulators are encouraging financial companies to set dividend policies with the current economic crisis in mind. The Company declared a $0.06 1/2 dividend in the second quarter of 2010, payable June 9, but cannot guarantee that additional dividends will be paid in 2010. For more specifics on the Company’s dividend policy, refer to the subsection immediately following.

Under existing authorization, the Company can purchase up to $15,000,000 in treasury stock. From 2000 - 2009, the Company purchased 442,266 shares on the open market or though private transactions. No shares were purchased in the first quarter of 2010. The remaining consideration available for additional purchases, at prices to be determined in the future, was $6,196,969 at March 31. 2010. Subsequent to March 31, 2010, the Company purchased an additional 9,143 shares at an aggregate purchase price of $91,430 or $10.00 per share. Any additional acquisition of shares will be dictated by market conditions and capital considerations.

The Company has granted various employees options to purchase shares of common stock; refer to the 2009 Form 10-K previously filed for details on the number of options outstanding and the range of exercise prices.

Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, improved $1,073,642 since year-end 2009. Further details on investment securities, including corporates, and their associated fair values are contained in the Financial Condition section of this analysis.

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

Results of Operations

A net loss approximating $1,172,409 was recognized for the 2010 first quarter compared to net income of $637,872 for the 2009 first quarter. On a per share basis, the quarterly loss totaled $0.37 at March 31, 2010, a $0.57 drop from $0.20 net income at March 31, 2009. Major variances in the 2010 – 2009 comparative results included:

•	$2,045,000 increase in the provision for loan losses to address loan quality issues;

•

$559,251 reduction in net interest income due to an increase in nonaccrual loans and lower average balances on higher-yielding earning assets, specifically loans and investment securities, offset by a reduction in interest expense on deposits and other borrowed funds;

•	$0 net gain on sales of investment securities available-for-sale year-to-date in 2010 versus $197,871 in 2009; and

•	$1,032,876 reduction in income tax expense.

Variations in net interest income and noninterest income/expense are further discussed in the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Due to margin compression resulting largely from increased nonaccrual loans, net interest income declined $559,251 or 14.61% during the first quarter of 2010 compared to 2009. Additionally, reducing cost of funds in the current economic cycle to mitigate earnings pressure on assets has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher and lowered margins and spreads for competitor banks attempting to maintain market share. Although many variable rate loans have reached a contractual floor, reducing asset sensitivity, asset rates remain exceedingly low and deposit costs high on a relative basis. Net interest income and resultant margins and spreads are projected to decline further in 2010 due to a) yield reductions on a year-over-year basis, due largely to higher cash equivalent balances; b) overall lower average balances on loans and also, investment securities due to sales; and c) significant increases in nonperforming assets, particularly nonaccrual loans and foreclosed other real estate. As discussed earlier, unless collected, nonaccrual balances adversely affect interest income two ways - interest reversals and nonearning status. To recap, the net interest margin approximated 3.58% at March 31, 2010 versus 4.14% in 2009; the interest rate spread, 3.27% versus 3.70%. Interest earnings on loans and investment securities fell $460,410 and $423,668 in the first quarter of 2010 compared to 2009, while interest income on other assets increased $21,185. Asset yields averaged 4.93% at March 31, 2010, down 85 basis points from 5.78% in 2009; see the interest differential table on the next page for more details on changes in interest income attributable to volume and rates at March 31, 2010 versus 2009. Interest expense on deposits and other borrowed funds declined $303,642 or 19.23% during the first quarter of 2010 versus 2009. Cost of funds fell 43 basis points from 2009 levels, totaling 1.65% at March 31, 2010 versus 2.08% at March 31, 2009. The reduced funding costs resulted from lower rates on all interest-bearing liabilities, including deposits, at March 31, 2010 compared to 2009. Although interest expense on time certificates declined 25.00% at March 31, 2010 compared to 2009, higher average balances, competitive pressure, and the aforementioned lag effect have constrained desired rate reductions in this product. Nonetheless, rate pressure on certificates continued to ease moderately in the first quarter and is expected to drop further through the third quarter of 2010. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit/funding fluctuations and the Company’s asset/liability sensitivity position.

The intense competition for deposits and certain loans continued in early 2010 and shows no sign of abating. The high number of financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass, grow, and maintain market share. Volume of assets and deposits become even more important as margins decline. Long-term strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2010			2009
Average Balances[6] Three Months Ended March 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Interest-earning assets:
Loans, net[1,2,4]	$267,358	$3,682	5.59%	$280,966	$4,129	5.96%
Interest bearing deposits in other banks	39,584	20	0.20%	24	—	—
Federal funds sold	2,150	1	0.19%	718	—	0.03%
Taxable investment securities[3]	55,442	663	4.85%	81,596	1,009	5.02%
Tax-exempt investment securities[3,4]	18,990	308	6.58%	25,210	422	6.79%
Other interest-earning assets	1,314	1	0.31%	1,477	2	0.54%

Total interest-earning assets	$384,838	$4,675	4.93%	$389,991	$5,562	5.78%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$115,553	$210	0.74%	$90,483	$204	0.91%
Savings	54,227	102	0.76%	65,855	108	0.67%
Time certificates	133,386	870	2.65%	132,249	1,159	3.55%
Federal funds purchased	—	—	—	4,614	11	0.97%
U. S. Treasury demand note	592	—	—	596	—	—
FHLB advances	9,167	94	4.16%	14,057	97	2.80%

Total interest-bearing liabilities	$312,925	$1,276	1.65%	$307,854	$1,579	2.08%

Excess of interest-earning assets over interest-bearing liabilities	$71,913			$82,137

Interest rate spread			3.28%			3.70%

Net interest income		$3,399			$3,983

Net interest margin			3.58%			4.14%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

Interest Differential[1] Three Months Ended March 31,	2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate	Net
(In thousands)

Interest income:
Loans, net[2,3]	$(195)	$(252)	$(447)
Interest bearing deposits in other banks	20	—	20
Federal funds sold	—	1	1
Taxable investment securities	(314)	(32)	(346)
Tax-exempt investment securities[3]	(101)	(13)	(114)
Other interest-earning assets	—	(1)	(1)

Total interest income	(590)	(297)	(887)

Interest expense:
Interest-bearing demand deposits[4]	50	(44)	6
Savings	(21)	15	(6)
Time certificates	10	(299)	(289)
Federal funds purchased	(11)	—	(11)
U.S. Treasury demand note	—	—	—
FHLB advances	(41)	38	(3)

Total interest expense	(13)	(290)	(303)

Net change in net interest income	$(577)	$(7)	$(584)

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

Noninterest Income and Expense

Noninterest income declined $226,678 or 18.80% during the first three months of 2010 compared to 2009. Key elements in the year-to-date results included:

a)	Net gain on sales of investment securities available-for-sale: The Company recognized a net gain of $197,871 on the sale of various securities, including corporate debt obligations, totaling $13,417,091 in the first quarter of 2009. These securities were sold to reduce certain sector concentrations and provide liquidity. No securities were sold during the first quarter of 2010.

b)	Service charges on deposit accounts: Service charges on deposit accounts declined $22,536 or 3.39% at March 31, 2010 compared to 2009. Lower volume of NSF fees and declines in analysis charges on commercial accounts were the main factors in the 2010 decline.

c)	Other operating income: The other operating portion of noninterest income declined a marginal $6,271 at March 31, 2010 compared to 2009. A $31,556 increase in surcharge income from ATM transactions largely offset declines in mortgage origination and other fees at March 31, 2010. By type and amount, the chief components of other operating income at March 31, 2010 were surcharge fees – ATM, $129,825; mortgage origination fees, $23,908; income on bank-owned life insurance, with a resultant yield exceeding 6.25% on a federal taxable-equivalent basis, $58,814; income on sale of check products, $23,702; safe deposit box rentals, $24,115; and commissions on the sale of credit life insurance, $21,765. Together, these six income items comprised 83.69% of other operating income. In 2009, these same six income components comprised 84.61% of other operating income.

Noninterest expense increased a marginal $12,228 in 2010 year-to-date. The chief factors impacting quarterly results comprised:

a)	Salaries and employee benefits: Personnel costs fell 3.87% or $73,491 at March 31, 2010 compared to 2009. Declines in salaries and profit-sharing accruals, which includes 401-K matching contributions under the Company’s safe harbor plan, accounted for virtually all the 2010 variation. Specifically, salaries declined $26,400 and profit-sharing accruals, $49,903, in 2010 year-to-date compared to 2009. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2010. Profit-sharing accruals and other fringe benefits constituted the remaining 3% and 14% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2010.

b)	Occupancy and equipment, net: When compared to the prior year, net occupancy and equipment expense increased a marginal $10,696 or 1.57% during the first three months of 2010 compared to 2009. Savings of $10,158 related to janitorial expense were offset by increases of $9,798 in building repairs & maintenance and $9,478 in building insurance. The janitorial savings resulted from a reduction in the number of days the bank facilities are cleaned each week. Renovation of the loan operations area was the main reason for the building repairs & maintenance increase. No other renovations are planned for 2010. Higher premiums due to increased coverage amounts caused the jump in building insurance costs.

c)	Other noninterest expense: Other noninterest expense increased $75,023 or 10.48% at March 31, 2010 compared to first quarter 2009. A $66,117 increase in regular FDIC assessment expense was the key factor in the year-to-date variation. Besides FDIC expense, which approximated $147,000 in 2010 and $81,000 in 2009; marketing expense, which approximated $64,000 in 2010 and $86,000 in 2009; and accounting, consulting, & legal fees, which approximated $98,000 in 2010 and $81,000 in 2009, no individual component of noninterest expense aggregated or exceeded 10% of the total in 2010 or 2009.

As noted above, FDIC assessment charges increased significantly the first quarter of 2010, with additional increases expected the remainder of 2010. These assessment expenses will materially and adversely impact the Company’s operating results in 2010 and beyond. Recent revisions to assessment rules and their impact on the Company are further discussed in the Liquidity section of this Analysis. Management anticipates that losses on foreclosed real estate will increase the remainder of 2010 unless the Company’s coastal real estate markets stabilize and demand for properties—at reasonable prices – improves. Due to problem asset resolutions and continued margin compression, the Company is not expected to make a profit in 2010.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared applying certain critical accounting policies. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company’s financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in the banking industry. The Company applies its critical accounting policies consistently from period to period and intends that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including the a) allowance for loan losses; b) estimates of fair value pertinent to investment securities, other real estate, loans, and other assets; and c) income taxes are further discussed in the 2009 Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2009.

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

Forward-Looking Statements

Certain statements set forth in this Quarterly Report on Form 10-Q or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of federal securities laws, including, without limitation, statements regarding the Company’s outlook on earnings, stock performance, asset quality, economic conditions, real estate markets, and projected growth, and are based upon management’s beliefs as well as assumptions based on data currently available. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, they should be considered forward-looking statements. Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements include: (1) economic conditions, both generally and in local markets, may continue to be less favorable than expected, resulting in, among other things, further deterioration in credit quality, a reduction in demand for credit, or additional declines in real estate values; (2) the general decline in the real estate and lending market, particularly in the Company’s coastal markets, may continue to negatively affect financial results; (3) the allowance for loan losses may not be adequate to cover eventual loss; (4) future losses will be realized if proceeds received upon liquidation of nonperforming assets are less than carrying values of such assets; (5) restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals; (6) the Company’s ability to raise any needed capital in a prolonged economic downturn may be impaired if market disruption and volatility continue or worsen; (7) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the Company’s business, revenue, and profit margins; (8) poor financial results may negatively affect liquidity; (9) competitive pressures among depository and other financial institutions may increase significantly, resulting in lost business relationships or reduced margins; (10) changes in the interest rate environment may reduce margins or the volumes or values of loans made; (11) competitors may have greater financial resources and develop products that enable them to compete more successfully; (12) the Company’s ability to attract and retain key personnel can be affected by increased competition for experienced employees in the banking industry; (13) adverse changes may occur in the bond markets, affecting portfolio valuation and causing impairment; (14) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (15) economic, governmental, or other factors may prevent growth in the Company’s markets; (16) changes in consumer spending and savings habits could impede the Company’s ability to grow its loan and deposit portfolios; (17) the Company may be unfavorably impacted by litigation, which depends on judicial interpretations of law and findings of juries; (18) the Company may be unable to pay dividends on common stock; (19) third party vendors who provide key components of the Company’s business infrastructure may have system failures or other difficulties which could materially affect operations; and (20) the risk factors discussed from time to time in the Company’s periodic reports filed with the SEC, including but not limited to, this Report. The Company undertakes no obligation to, and does not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

As noted, the foregoing list of factors is not exclusive. This Analysis should be read in conjunction with the consolidated financial statements and related notes.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The discussion on market risk is included in the Interest Rate and Market Risk/Interest Rate Sensitivity section of Part I, Item 2.

Item 4/4T.	Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“Treasurer”), and other members of management as of March 31, 2010. The CEO and Treasurer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, and (ii) recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is likely to materially affect, such internal controls.

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

Section 404 of the Sarbanes-Oxley Act requires that the Company evaluate and annually report on its system of internal control over financial reporting. For several years, the Company has used the widely accepted Committee of Sponsoring Organization of the Treadway Commission (“COSO”) framework for its evaluation of such internal controls. Going forward, the Company’s independent accountants must report on management’s evaluation unless a Congressional exemption is granted. The Company is in the process of evaluating, documenting, and testing its system of internal control over financial reporting to provide the basis for its independent accountant’s attestation report that is anticipated to be a required part of Form 10-K for the fiscal year ending December 31, 2010. Due to the ongoing evaluation and testing of internal controls, there can be no assurance that any control deficiencies identified will be remediated before the end of the 2010 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, the Company expects the evaluation process and any required remediation, if applicable, to increase accounting, legal, and other costs and divert management resources from core business operations.

Part II - Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first quarter of 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company declared a $0.06 1/2 dividend in both the first and second quarters of 2010 but cannot guarantee that additional dividends will be paid the remainder of 2010. The Company’s ability to pay dividends is dependent on operating results, capital adequacy, and the availability of liquid assets for distribution. The Company is a legal entity separate and distinct from its bank subsidiary, and its revenues depend primarily on the payment of dividends from SEB. Unless regulatory approval is granted, SEB cannot pay a dividend to the Company until its operating performance improves and credit losses abate. SEB’s financial condition, including problem asset trends, is discussed in Part I, Item 2 of this 10-Q.

No treasury purchases were made during the first quarter of 2010. Subsequent to March 31, 2010, the Company purchased 9,143 treasury shares at an aggregate purchase price of $91,430 or $10.00 per share. The treasury purchase is expected to create additional value for shareholders long-term.

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and Bylaws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 4	Specimen Common Stock Certificate, incorporated by reference from Form 8-A filed April 30, 2001.

Exhibit 10	2006 Stock Option Plan, as amended and restated effective January 1, 2008, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit 31.1	Rule 13a-14(a) Certification of CEO.

Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer.

Exhibit 32	Section 1350 Certification of CEO/Treasurer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/S/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer
(Principal Accounting Officer)

Date:         May 26, 2010