Form 10-Q
period 2010-09-30
SOUTHEASTERN BANKING CORP
filed 2010-11-22
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 17, 2010, 3,129,388 shares of the Registrant’s common stock, par value $1.25 per share, were outstanding.

Part I - Financial Information

Item 1. Financial Statements.

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) September 30, 2010	December 31, 2009

Assets

Cash and due from banks	$9,858,434	$20,949,181
Interest-bearing deposits in other banks	69,658,816	19,533,278
Federal funds sold	2,150,000	2,150,000

Cash and cash equivalents	81,667,250	42,632,459

Investment securities available-for-sale (amortized cost of $60,387,046 and $76,256,916 at September 30, 2010 and December 31, 2009)	61,693,691	74,626,130

Loans, gross	250,207,314	275,828,915
Unearned income	(77,552)	(103,059)
Allowance for loan losses	(8,992,679)	(7,169,703)

Net loans	241,137,083	268,556,153

Premises and equipment, net	11,317,869	11,706,110
Bank-owned life insurance, at cash surrender value	5,678,833	5,500,430
Other real estate	10,170,135	8,529,562
Other assets	11,739,627	9,504,781

Total Assets	$423,404,488	$421,055,625

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$57,092,396	$55,320,379
Interest-bearing demand, savings, and time deposits	306,392,450	296,450,962

Total deposits	363,484,846	351,771,341

U. S. Treasury demand note	613,841	753,595
Federal Home Loan Bank advances	5,000,000	10,000,000
Other liabilities	2,148,247	1,972,006

Total liabilities	371,246,934	364,496,942

Shareholders’ Equity

Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,485,246	1,449,696
Retained earnings	54,228,387	60,512,342
Treasury stock, at cost	(8,894,461)	(8,803,031)
Accumulated other comprehensive income (loss)	862,386	(1,076,320)

Total shareholders’ equity	52,157,554	56,558,683

Total Liabilities and Shareholders’ Equity	$423,404,488	$421,055,625

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,129,388	3,138,531
Treasury shares	451,409	442,266

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Operations

(Unaudited)

	Quarter		Nine Months
Period Ended September 30,	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$3,497,895	$4,343,046	$10,756,384	$12,688,420
Interest on investment securities:
Taxable	533,041	733,096	1,792,990	2,578,279
Tax-exempt	180,200	236,878	580,585	778,075
Other interest income	51,835	7,562	112,362	15,281

Total interest income	4,262,971	5,320,582	13,242,321	16,060,055

Interest expense:
Interest on deposits	1,093,704	1,329,344	3,453,226	4,219,103
Interest on Federal Home Loan Bank advances	33,019	98,256	159,647	280,045
Interest on other borrowings	—	1,411	313	12,806

Total interest expense	1,126,723	1,429,011	3,613,186	4,511,954

Net interest income	3,136,248	3,891,571	9,629,135	11,548,101

Provision for loan losses	4,450,000	1,350,000	10,570,000	3,540,000

Net interest income (loss) after provision for loan losses	(1,313,752)	2,541,571	(940,865)	8,008,101

Noninterest income:
Service charges on deposit accounts	704,391	743,217	2,050,344	2,098,109
Net gain (loss) on sales of investment securities available-for-sale	—	2,155	(143,408)	200,026
Other noninterest income	324,383	336,937	1,013,702	1,045,678

Total noninterest income	1,028,774	1,082,309	2,920,638	3,343,813

Noninterest expense:
Salaries and employee benefits	1,747,115	1,842,964	5,364,874	5,625,139
Occupancy and equipment expense, net	665,640	683,268	2,020,188	2,059,852
Other-than-temporary impairment loss on debt security	—	—	45,059	—
Net (gain) loss on sales of other real estate	4,935	(255)	3,430	(14,819)
Write-downs on other real estate	821,529	120,000	1,731,098	216,828
Other noninterest expense	770,061	748,121	2,597,287	2,424,194

Total noninterest expense	4,009,280	3,394,098	11,761,936	10,311,194

Income (loss) before income tax expense (benefit)	(4,294,258)	229,782	(9,782,163)	1,040,720

Income tax expense (benefit)	(1,642,138)	(43,112)	(3,905,624)	25,731

Net income (loss)	($2,652,120)	$272,894	($5,876,539)	$1,014,989

Basic and diluted earnings (loss) per common share	($0.85)	$0.09	($1.88)	$0.32

Basic and diluted weighted average common shares outstanding	3,129,388	3,151,874	3,132,402	3,161,562

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stated Value

Balance, December 31, 2008	3,176,331	$4,475,996	$1,406,788	$60,726,000	$(8,350,032)	$(1,075,209)	$57,183,543

Comprehensive income:
Net income	—	—	—	1,014,989	—	—	1,014,989
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $(31,982)	—	—	—	—	—	(62,082)	(62,082)
Reclassification adjustment for net (gain) loss on sales of investment securities available-for-sale included in net income, net of tax (benefit) of $68,009	—	—	—	—	—	(132,017)	(132,017)
Reclassification adjustment for gains (losses) on investment securities transferred from held-to-maturity to available-for-sale category, net of tax (benefit) of $155,587	—	—	—	—	—	302,023	302,023

Total comprehensive income							1,122,913

Cash dividends declared, $0.23 1/2 per share	—	—	—	(743,740)	—	—	(743,740)

Stock-based compensation	—	—	28,436	—	—	—	28,436

Purchase of treasury stock	(37,800)	—	—	—	(452,999)	—	(452,999)

Balance, September 30, 2009	3,138,531	$4,475,996	$1,435,224	$60,997,249	($8,803,031)	($967,285)	$57,138,153

Balance, December 31, 2009	3,138,531	$4,475,996	$1,449,696	$60,512,342	$(8,803,031)	$(1,076,320)	$56,558,683

Comprehensive loss:
Net loss	—	—	—	(5,876,539)	—	—	(5,876,539)
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $934,649	—	—	—	—	—	1,814,319	1,814,319
Reclassification adjustment for net (gain) loss on sales of investment securities available-for-sale included in net loss, net of tax (benefit) of $(48,759)	—	—	—	—	—	94,649	94,649
Reclassification adjustment for other-than-temporary impairment loss on debt security included in net loss, net of tax (benefit) of $(15,321)	—	—	—	—	—	29,738	29,738

Total comprehensive loss							(3,937,833)

Cash dividends declared, $0.13 per share	—	—	—	(407,416)	—	—	(407,416)

Stock-based compensation	—	—	35,550	—	—	—	35,550

Purchase of treasury stock	(9,143)	—	—	—	(91,430)	—	(91,430)

Balance, September 30, 2010	3,129,388	$4,475,996	$1,485,246	$54,228,387	$(8,894,461)	$862,386	$52,157,554

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2010	2009
Cash flows from operating activities:
Net income (loss)	($5,876,539)	$1,014,989
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	566,385	620,738
Amortization and accretion, net	199,620	257,200
Provision for loan losses	10,570,000	3,540,000
Deferred income tax benefit	(208,199)	—
Net (gain) loss on sales of investment securities available-for-sale	143,408	(200,026)
Other-than-temporary impairment loss on debt security	45,059	—
Increase in cash surrender value of bank-owned life insurance	(178,403)	(184,373)
Net (gain) loss on sales of other real estate	3,430	(14,819)
Write-downs on other real estate	1,731,098	216,828
Stock-based compensation	35,550	28,436
Decrease in interest receivable	366,972	372,029
Decrease in interest payable	(89,165)	(288,295)
Net change in income tax receivable or payable	(3,707,906)	(1,156,879)
Decrease in prepaid FDIC assessments	503,200	—
Net (increase) decrease in other assets	(297,588)	24,483
Net increase in other liabilities	265,406	284,019

Net cash provided by operating activities	4,072,328	4,514,330

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	4,591,930	14,441,591
Proceeds from maturities, calls, and paydowns of investment securities:
Available-for-sale	10,905,604	21,047,143
Held-to-maturity	—	799,700
Net (increase) decrease in loans	13,118,582	(7,431,258)
Redemption of Federal Home Loan Bank stock	94,200	234,300
Capital expenditures, net	(178,144)	(95,134)
Proceeds from sales of other real estate	355,386	261,897

Net cash provided by investing activities	28,887,558	29,258,239

Cash flows from financing activities:
Net increase (decrease) in deposits	11,713,505	(11,211,643)
Net decrease in federal funds purchased	—	(6,258,000)
Net decrease in U. S. Treasury demand note	(139,754)	(1,389,854)
Advances from Federal Home Loan Bank	—	12,000,000
Repayment of advances from Federal Home Loan Bank	(5,000,000)	(19,000,000)
Purchase of treasury stock	(91,430)	(452,999)
Dividends paid	(407,416)	(743,740)

Net cash provided by (used in) financing activities	6,074,905	(27,056,236)

Net increase in cash and cash equivalents	39,034,791	6,716,333
Cash and cash equivalents at beginning of period	42,632,459	16,387,348

Cash and cash equivalents at end of period	$81,667,250	$23,103,681

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2010	2009
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,702,351	$4,800,249
Income taxes, net of refunds	—	1,185,000
Noncash investing and financing transactions:
Change in unrealized gains (losses) on investment securities available-for-sale	2,937,435	163,521
Transfer of investment securities from held-to-maturity to available-for-sale category	—	28,811,418
Real estate acquired through foreclosure	3,990,205	2,925,054
Loans made in connection with sales of other real estate	259,718	25,807

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

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options using the treasury stock method. In any periods of net loss, diluted loss per share is calculated in the same manner as basic earnings per share. Since they were non-dilutive, 77,500 and 83,750 equivalent shares related to stock options were excluded from the computation of diluted earnings (loss) per share at September 30, 2010 and 2009.

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

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$3,584,373	$236,729	$—	$3,821,102
U. S. Government-sponsored enterprise securities	17,307,342	278,767	—	17,586,109
Agency residential mortgage-backed securities	12,072,941	710,736	—	12,783,677
Obligations of states and political subdivisions	18,538,744	620,163	40,700	19,118,207
Corporate debt obligations	8,883,646	56,820	555,870	8,384,596

Total investment securities	$60,387,046	$1,903,215	$596,570	$61,693,691

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$4,242,856	$161,450	$—	$4,404,306
U. S. Government-sponsored enterprise securities	19,537,557	395,251	591	19,932,217
Agency residential mortgage-backed securities	16,872,230	693,503	—	17,565,733
Obligations of states and political subdivisions	22,263,080	509,739	125,853	22,646,966
Corporate debt obligations	13,341,193	—	3,264,285	10,076,908

Total investment securities	$76,256,916	$1,759,943	$3,390,729	$74,626,130

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2010 are shown in the table below. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Mortgage-backed securities are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Available-for-Sale
September 30, 2010	Amortized Cost	Fair Value
Due within one year	$17,593,035	$17,705,256
Due from one to five years	9,574,954	9,876,946
Due from five to ten years	9,965,953	10,470,762
Due after ten years	11,180,163	10,857,050

	48,314,105	48,910,014
Agency residential mortgage-backed securities	12,072,941	12,783,677

Total investment securities	$60,387,046	$61,693,691

Securities with carrying values of $44,256,615 and $62,797,149 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and other borrowings as required by law.

Gross realized gains and losses from sales of securities available-for-sale for the quarter and nine months ended September 30, 2010 and 2009 are shown in the next table.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Quarter		Nine Months
Period Ended September 30,	2010	2009	2010	2009

Gross realized gains	$—	$2,155	$—	$284,727

Gross realized losses	—	—	(143,408)	84,701

Net realized gain (loss)	$—	$2,155	$(143,408)	$200,026

Tax provision (benefit)	$—	$734	$(48,759)	$68,009

Proceeds from sale	$445,000	$1,024,500	$4,591,930	$14,441,591

The cost of investment securities sold, and the resultant gain or loss, were based on the specific identification method. An other-than-temporary impairment loss recognized in 2010 year-to-date is discussed in the narrative on page 13.

Securities with unrealized losses that were not deemed other-than-temporarily impaired at September 30, 2010 and December 31, 2009 are shown in the table on the next page.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Less than Twelve Months		Twelve Months or More		Total
September 30, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$—	$—	$—	$—	$—
U. S. Government-sponsored enterprise securities	—	—	—	—	—	—
Agency residential mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	430,819	2,547	904,728	38,153	1,335,547	40,700
Corporate debt obligations	2,451,836	8,359	4,400,231	547,511	6,852,067	555,870

Total temporarily impaired securities	$2,882,655	$10,906	$5,304,959	$585,664	$8,187,614	$596,570

	Less than Twelve Months		Twelve Months or More		Total
December 31, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$—	$—	$—	$—	$—
U. S. Government-sponsored enterprise securities	1,999,409	591	—	—	1,999,409	591
Agency residential mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	875,198	13,842	1,188,222	112,011	2,063,420	125,853
Corporate debt obligations	—	—	10,076,908	3,264,285	10,076,908	3,264,285

Total temporarily impaired securities	$2,874,607	$14,433	$11,265,130	$3,376,296	$14,139,737	$3,390,729

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

On September 30, 2010, the Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2009 and 2010 year-to-date increased market yields on certain securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio.

Unrealized losses continued to be concentrated in corporate debt obligations at September 30, 2010. The unrealized loss of $555,870 related to six corporate debt obligations was attributable exclusively to issues of banks or bank holding companies domiciled in the southeastern United States. At September 30, 2010, two holdings, both pertaining to the same issuer, with fair values of $3,160,249 and unrealized losses of $280,302, were rated “BB+,” and a single holding of a separate issuer, with a fair value of $452,500 and unrealized loss of $38,442, was rated “B+.” Year-to-date, the Company sold four “B+” holdings of this same issuer, recognizing a $141,088 loss on sales and also recording a $45,069 other-than-temporary impairment charge, which is further discussed on the next page. Total proceeds from the sales aggregated $4,274,250. Three non-rated trust preferred securities had an aggregate carrying value of $3,239,318 and unrealized loss of $237,126 at September 30, 2010. The total unrealized loss on these corporate securities, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which continue to affect the banking industry. Although a) major rating agencies have downgraded certain of these securities during 2010, including subsequent to September 30, and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers to settle the securities at par. In particular, the issuers of the “BB+” and “B+” rated securities were recipients of government capital and continue to meet their obligations. However, management’s position regarding the impairment of these securities is subject to change as circumstances evolve.

Within the municipal portfolio, three or $904,728 of total holdings had been in a continuous unrealized loss position for twelve months or more at September 30, 2010 and two or $430,819 in a continuous loss position less than twelve months. The unrealized loss position resulted primarily from changes in market yields and withdrawn ratings on municipals that had received credit support from bond insurance. Ratings withdrawals have been widespread during the current economic crisis as many bond insurers faltered. As discussed further below, the Company does not rely solely on bond insurance in making investment decisions and did not consider these particular securities to be impaired at September 30, 2010. Except for fifteen non-rated issues with fair values aggregating $3,748,958, these municipals were all rated, investment grade securities. The majority, or 78%, of the non-rated issues were based in Georgia. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. One municipal holding with a cost basis of $320,000 was sold at a $2,320 loss year-to-date due to concerns regarding the issuer’s proximity to the Gulf Oil spill.

None of the Company’s a) U.S. Government and federal agency securities, which comprise U.S. Small Business Administration participation certificates; b) U.S. Government-sponsored enterprise securities, which principally comprise Federal Farm Credit Bank and Federal Home Loan Bank (“FHLB”) obligations; or c) agency residential mortgage-backed securities, which comprise Fannie Mae, Freddie Mac, and Ginnie Mae issues, had an unrealized loss at September 30, 2010. The Company does not own any private label mortgage-backed securities.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At September 30, 2010, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. Prior to the third quarter, the Company recognized a $45,059 impairment loss on one holding. The Company still holds a security from the same issuer; this residual holding, which the Company has no present intention of selling, had a carrying value of $452,500 and unrealized loss of $38,442 at September 30, 2010. Additional impairment charges on this holding and other securities could become necessary in the future if the economic crisis facing the banking industry does not abate and various issuers’ financial condition continues to weaken.

The Company held stock in the FHLB of Atlanta totaling $1,219,600 at September 30, 2010. The Company carries the stock, which is included in other assets, at cost and evaluates it for impairment based on ultimate recoverability of par value. The Company evaluated its holding in FHLB stock at September 30, 2010 and believes its holdings are recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for investment securities available-for-sale. The Company does not currently measure any other assets or liabilities at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes or exchange-traded equities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2, include U.S. Government-sponsored enterprise securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. Due to limited activity and less transparency regarding input factors, certain corporate debt obligations were classified in level 3 at September 30, 2010 and December 31, 2009.

Securities measured at fair value on a recurring basis are presented in the next table.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using			Total Carrying Value
September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$3,821,102	$—	$3,821,102
U. S. Government-sponsored enterprise securities	—	17,586,109	—	17,586,109
Agency residential mortgage-backed securities	—	12,783,677	—	12,783,677
Obligations of states and political subdivisions	—	19,118,207	—	19,118,207
Corporate debt obligations	—	7,884,596	500,000	8,384,596

Total investment securities	$—	$61,193,691	$500,000	$61,693,691

	Fair Value Measurements Using			Total Carrying Value
December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$4,404,306	$—	$4,404,306
U. S. Government-sponsored enterprise securities	—	19,932,217	—	19,932,217
Agency residential mortgage-backed securities	—	17,565,733	—	17,565,733
Obligations of states and political subdivisions	—	22,646,966	—	22,646,966
Corporate debt obligations	—	3,916,694	6,160,214	10,076,908

Total investment securities	$—	$68,465,916	$6,160,214	$74,626,130

The corporate debt obligations measured at fair value using Level 3 inputs at September 30, 2010 comprised one trust preferred security with a cost basis of $500,000, for which there is currently no active market. Like the Company’s other corporate debt holdings, this security is also an issue of a bank/bank holding company domiciled in the southeastern United States.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of activity for the corporate debt obligations measured at fair value based on significant unobservable inputs (level 3):

Nine Months Ended September 30,	2010
Level 3 assets:

Balance, December 31, 2009	$6,160,214

Unrealized losses included in comprehensive income	—
Obligations transferred from Level 3	5,660,214

Balance, September 30, 2010	$500,000

The corporate debt obligations transferred from level 3 to level 2 during the nine months ended September 30, 2010 were the “B+” rated and trust preferred securities discussed in note 3. The transfer, effective the beginning of the period, resulted from increased transparency in input factors provided by a third party pricing service; should this transparency diminish, these obligations could be reclassified as level 3 assets in the future. No other movements were made between levels 1, 2, or 3 during the first nine months of 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis; in other words, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances – for example, when evidence of impairment exists. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. During the first nine months of 2010, the Company recognized losses of $9,654,999 on impaired loans outstanding through the allowance for loan losses. At September 30, 2010, impaired loans with an aggregate outstanding principal balance of $49,573,001 were measured and reported net of specific allowance at a fair value of $46,559,479. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate collateral, the Company classified all impaired loans in level 3 at September 30, 2010.

Other real estate is adjusted to the lower of cost or fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations are included in noninterest expense. During the quarter and nine months ended September 30, 2010, devaluations of other real estate currently outstanding totaled $796,329 and $1,702,598. All foreclosed real estate balances were classified in level 3 at September 30, 2010.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The Company evaluated its holding in FHLB stock at September 30, 2010 and determined no impairment charge was necessary. Other assets are similarly evaluated under fair value accounting on a nonrecurring basis.

The table below presents the Company’s outstanding assets for which a nonrecurring change in fair value was recorded during the nine months ended September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall. Assets reviewed for impairment such as level 3 FHLB stock, but for which no corresponding impairment charge was recorded, are not included in these totals.

	Fair Value Measurements Using				Total Gains (Losses) for the Nine Months
September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value
Assets:
Impaired loans	$—	$—	$46,559,479	$46,559,479	$(9,654,999)
Other real estate	—	—	6,564,618	6,564,618	(1,702,598)

Total fair value of assets on a nonrecurring basis	$—	$—	$53,124,097	$53,124,097	$(11,357,597)

As disclosed on the prior page, the loss amount shown for impaired loans includes charge-offs as well as the allowance currently allocated for these loans at September 30, 2010. No transfers were made between levels 1, 2, and 3 assets evaluated under fair value accounting on a nonrecurring basis. Additionally, no nonrecurring change in fair value was recognized on any liabilities in 2010 year-to-date.

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

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$81,667,250	$81,667,250	$42,632,459	$42,632,459
Investment securities available-for-sale	61,693,691	61,693,691	74,626,130	74,626,130
Net loans	241,137,083	242,054,439	268,556,153	269,404,186
Accrued interest receivable	1,498,411	1,498,411	1,865,383	1,865,383
Other financial assets	1,219,600	1,219,600	1,313,800	1,313,800

Financial liabilities:
Deposits	$363,484,846	$364,796,141	$351,771,341	$353,217,255
U.S. Treasury demand note	613,841	613,841	753,595	753,595
FHLB advances	5,000,000	5,198,300	10,000,000	10,099,933
Accrued interest payable	1,417,043	1,417,043	1,506,208	1,506,208

Bank premises and equipment, customer relationships, deposit base, and other information needed to compute the Company’s aggregate fair-value are not included in the table above. Accordingly, the fair values above are not intended to represent the underlying market value of the Company.

5.	SUBSEQUENT EVENTS

Branch Closing

The Company is closing its branch at 601 Palisade Drive in the Southport area of Brunswick, Georgia on December 10, 2010. The leased facility, which opened in January 2007, had nominal loan and deposit volume at September 30, 2010.

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

Description of Business

Southeastern Banking Corporation, with assets exceeding $423,404,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary chartered in 1888, offers a full line of commercial and retail services to meet the financial needs of its customer base through its seventeen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking.

On December 10, 2010, the Company is closing its branch at 601 Palisade Drive in the Southport area of Brunswick, Georgia. The leased facility, which opened in January 2007, had nominal loan and deposit volume at September 30, 2010.

Financial Condition

Consolidated assets totaled $423,404,488 at September 30, 2010, up $2,348,863 or 0.56% from year-end 2009. A substantial increase in cash & cash equivalents offset by declines in net loans and investment securities was the primary factor in the nine-month results. Specifically, cash & cash equivalents, which include correspondent balances at the Federal Reserve and federal funds sold, increased $39,034,791, while other real estate grew $1,640,573; net loans declined $27,419,070, and investment securities, $12,932,439. An $11,713,505 increase in deposits precipitated the asset rise. Loans comprised approximately 65%, investment securities, 16%, and interest-bearing deposits in other banks, 19%, of earning assets at September 30, 2010 versus 75%, 20%, and 5%, at December 31, 2009. Overall, earning assets approximated 91% of total assets at September 30, 2010. During the year-earlier period, total assets declined $26,071,082 or 5.99%. A 31.28% or $36,122,676 decline in investment securities was the predominant factor in the 2009 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources as well as the higher cash balances being maintained currently.

Investment Securities

Overall, investment securities declined $12,932,439 or 17.33% since December 31, 2009. No securities were purchased during the nine-month period ended September 30, 2010, as management sought to improve the Company’s overall liquidity position by maintaining available cash in interest-bearing deposits in other banks; additionally, participation in the FDIC Temporary Liquidity Guarantee Program (“TLGP”) reduced the need for securities collateral for public funds deposits. As discussed further in the Liquidity section of this Analysis, the FDIC is amending its deposit insurance program effective December 31, 2010 and NOW accounts, which are the predominant account type used by public funds, will no longer be insured above $250,000. The change in insurance coverage will necessitate the purchase of securities to collateralize affected public funds by December 31, currently estimated to total $20,000,000.

Five securities were sold year-to-date. Specifically, a municipal holding with a cost basis of $320,000 was sold at a $2,320 loss, and four corporate holdings of the same issuer were sold at a $141,088 loss. Proceeds from the corporate sales totaled $4,274,250. The remaining redemptions year-to-date were mostly attributable to various issuers’ exercise of call options and other prepayments in the normal course of business and also, the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. At September 30, 2010, residential mortgage-backed securities, municipals, and corporates comprised 21%, 31% and 13% of the portfolio. Overall, securities comprised 16% of earning assets at September 30, 2010, down from 20% at year-end 2009. The portfolio yield approximated 5.20% during the first nine months of 2010 versus 5.35% in 2009. Yields are expected to decline moderately the remainder of 2010 due largely to anticipated purchases and year-over-year reductions in corporate securities; on a weighted average basis, these corporate securities carried higher yields than many of the other holdings in the portfolio.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 55.42% of the carrying value of debt securities, including mortgage-backed securities, being backed by U.S. Government agency and U.S. Government-sponsored enterprises at September 30, 2010. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $12,545,469 residential mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) at September 30, 2010. Residential mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. In September 2008, the U.S. Government placed FNMA and FHLMC under regulatory conservatorship, easing credit concerns about these two entities. In early 2010, the U.S. Treasury again reiterated its support of FNMA and FHLMC. Besides FNMA and FHLMC, the Company also owned Ginnie Mae residential mortgage securities with a carrying value of $238,208 at September 30, 2010. U.S. Government and federal agency holdings comprised U.S. Small Business Administration obligations, and U.S. Government-sponsored enterprise holdings comprised FHLB, FHLMC, and Federal Farm Credit Bank obligations at September 30, 2010. Credit concern surrounding the FHLB system continues to be widespread. The FHLB obligations owned by the Company carry the highest rating available from Moody’s and Standard and Poor’s. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock, which totaled $1,219,600 at September 30, 2010, is included in other assets and recorded at cost.

At September 30, 2010 and also, year-end 2009, the entire corporate portfolio comprised issues of banks and bank holding companies domiciled in the southeastern United States. These corporate debt obligations were all rated “B+” or higher by at least one nationally recognized rating agency at September 30, 2010 except for three non-rated trust preferred securities with an aggregate carrying value of $3,239,318 and unrealized loss of $237,126. The $499,050 net unrealized loss on the total corporate portfolio, down $2,765,235 or 84.71% from year-end 2009 and including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues still affecting the banking industry. As discussed further above and in note 3 to the consolidated financial statements, the Company sold three “B+” issues at a $141,088 loss in the second quarter and also recorded a $45,059 other-than-temporary impairment loss on another “B+” security of the same issuer, also in the second quarter; the impaired security was subsequently sold in July at no additional loss. Except for fifteen non-rated issues with fair values aggregating $3,748,958, all securities in the municipal portfolio were rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At September 30, 2010, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. Earlier this year, as discussed in the preceding paragraph, the Company recognized a $45,059 impairment loss on one holding. The Company still holds a security from the same issuer; this residual holding, which the Company has no present intention of selling, had a carrying value of $452,500 and unrealized loss of $38,442 at September 30, 2010. Additional impairment charges on this holding and other securities could become necessary in the future if the economic crisis facing the banking industry does not abate and various issuers’ financial condition continues to weaken.

The weighted average life of the portfolio approximated 2.60 years at September 30, 2010; management does not expect any material extension in duration during 2010. The amortized cost and estimated fair value of investment securities, all available-for-sale, are delineated in the next table.

Investment Securities by Category September 30, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

U. S. Government and federal agency securities	$3,584	$237	$—	$3,821
U. S. Government-sponsored enterprise securities[1]	17,307	279	—	17,586
Agency residential mortgage-backed securities	12,073	711	—	12,784
Obligations of states and political subdivisions	18,539	620	41	19,118
Corporate debt obligations	8,884	57	556	8,385

Total investment securities	$60,387	$1,904	$597	61,694

[1]	Includes agency discount notes with original maturities of three months or less, as applicable.

At September 30, 2010, the market value of the investment portfolio reflected $596,570 in gross unrealized losses, mainly in the corporate portfolio. Management continues to monitor these market values closely and hopes for an eventual recovery as issues facing banks and their affiliates are fully addressed. Initiatives enacted by the Treasury Department, including various capital and other programs, have been positive developments for these corporate holdings; nonetheless, ratings downgrades and additional losses have occurred and may continue. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis.

The Company did not have a concentration in the obligations of any issuer at September 30, 2010 other than U.S. Government agencies, U.S. Government enterprises, and certain corporate holdings. At September 30, 2010, the Company held $5,612,085 in corporate securities issued by two separate regional bank holding companies; these holdings comprised 9.10% of the total securities portfolio and 66.93% of the corporate portfolio.

Loans

Loans, net of unearned income, fell 9.28% or $25,596,094 since year-end 2009. The net loans to deposits ratio aggregated 68.81% at September 30, 2010 versus 78.38% at December 31, 2009 and 83.32% a year ago. The loan categorization table below reflects declines of $19,411,876 in real estate –

construction balances, $1,967,648 in the commercial portfolio, $1,480,716 in consumer loans, and $2,761,361 in real estate – residential mortgage balances at September 30, 2010 compared to year-end 2009. The $19,411,876 or 17.47% decline in real estate – construction balances resulted from multiple factors, including pay-downs, and as further discussed in the next two subsections, significant charge-offs and foreclosures. These loans, widely known as acquisition and development loans, continued to be predominantly residential in nature and concentrated in the Company’s coastal markets at September 30. These type loans are typically short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Due to the current slowdown in real estate activity, overall duration of these particular loans increased during the last year and is expected to increase further throughout 2010 and into 2011. The escalation in nonperforming assets attributable to these loans is also expected to continue into 2011. With the exception of existing commitments, the Company is originating new acquisition and development loans only to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral. Although the Company, comparable to peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans of any volume in its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Overall, the commercial portfolio declined 1.99% year-to-date. Nonfarm real estate loans, agricultural loans, and other commercial/industrial loans within this portfolio declined $5,699, $1,223,058, and $2,624,294, respectively; tax-free government loans grew $1,885,403. The tax-free loans serve as a bridge for local government bodies anticipating property tax collections and are intended to be short-term. Tighter credit policies and less demand throughout SEB’s seventeen locations both contributed to the 10.98% and 5.29% declines in consumer and real estate – residential mortgage loans at September 30, 2010 compared to December 31, 2009.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline further the remainder of 2010. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to remain elevated given the Company’s significant real estate portfolio. During the same period in 2009, net loans grew a moderate 0.84% or $2,347,515. Loans outstanding are presented by type in the following table.

Loans by Category	September 30, 2010	December 31, 2009	September 30, 2009
(Dollars in thousands)

Commercial, financial, and agricultural[1]	$97,105	$99,073	$99,662
Real estate – construction[3]	91,691	111,103	115,478
Real estate – residential mortgage[2,3]	49,404	52,165	53,301
Consumer, including credit cards	12,007	13,488	13,775

Loans, gross	250,207	275,829	282,216
Unearned income	(78)	(103)	(112)

Loans, net	$250,129	$275,726	$282,104

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate – mortgage, are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

The amount of commercial and real estate - construction loans outstanding at September 30, 2010, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the following table. The maturities shown are not necessarily indicative of future principal reductions or cash flow since borrowers may prepay balances, and additionally, loans may be renewed in part or total at maturity.

Loan Maturity and Interest Rate Sensitivity – Selected Loans September 30, 2010	Total	Within One Year	One- Five Years	After Five Years
(Dollars in thousands)

Loan maturity:
Commercial, financial, and agricultural[1]	$95,232	$46,400	$43,724	$5,108
Real estate – construction[1]	66,848	51,143	15,246	459

Total	$162,080	$97,543	$58,970	$5,567

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates[2]			$57,239	$4,189
Floating or adjustable interest rates			1,731	1,378

Total			$58,970	$5,567

[1]	Excludes nonaccrual loans totaling approximately $1,873 in commercial, financial, and agricultural category and $24,843 in real estate - construction category.
[2]	Includes loans with floating rates that have reached a contractual floor or ceiling.

Many commercial and real estate credits with floating rates have reached their contractual floors. Additionally, many recent originations and renewals have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $104,000,000 at September 30, 2010 compared to $134,500,000 at December 31, 2009 and $143,000,000 at September 30, 2009. The average yield on these particular outstandings, which included all loan types, was 5.44%, or 219 basis points above New York prime, at September 30, 2010. In 2009 and also, in 2010, management shortened maturity options on commercial credits, a move that should mitigate the Company’s interest sensitivity position when prime adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2010, approximately 83.51% of the loan portfolio was comprised of loans with real estate as the primary collateral, including land tracts and lots. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of northeast Florida and particularly, southeast Georgia. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $36,332,000 at September 30, 2010, compared to $34,374,000 at year-end 2009 and $38,917,000 at September 30, 2009. The increase in commitments since year-end 2009 was largely attributable to governmental customers. The Company has not increased commitments to higher risk areas, including acquisition and development lending; rather, the Company has and continues to reduce these exposures. Because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2010 year-to-date.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessions, totaled $53,607,920 at September 30, 2010. Overall balances jumped 81.22% or $24,025,737 at September 30, 2010 from December 31, 2009 but fell $3,425,152 from June 30, 2010. As a percent of total assets, nonperforming assets totaled 12.66% at September 30, 2010 versus 7.03% at December 31, 2009 and 4.91% at September 30, 2009. Nonperforming assets materially and adversely affected the Company’s business, resources, and operating results during the first nine months of 2010, and management expects continuing adverse effects the last quarter of 2010 and into 2011. Acquisition and development loans remained the primary factor in the nonperforming trends. Summary information about nonperforming assets and accruing loans past due 90 days or more is provided in the following table; narrative discussing each major category begins thereafter.

Nonperforming Assets	September 30, 2010	December 31, 2009	September 30, 2009
(Dollars in thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$1,873	$1,483	$1,609
Real estate – construction	24,843	13,410	4,812
Real estate – mortgage	3,726	2,312	1,755
Consumer, including credit cards	295	459	344

Total nonaccrual loans	30,737	$17,664	8,520
Restructured loans[1]	13,271	3,998	6,064

Total nonperforming loans	44,008	$21,662	14,584
Foreclosed real estate[2]	9,565	7,916	5,477
Other repossessed assets	35	5	5

Total nonperforming assets	$53,608	$29,583	$20,066

Accruing loans past due 90 days or more	$106	$211	$130

Ratios:

Nonperforming loans to net loans[3]	17.59%	7.86%	5.17%

Nonperforming assets to net loans[3] plus foreclosed/repossessed assets	20.64%	10.43%	6.98%

[1]	Does not include restructured loans that yield a market rate or loans reported as nonaccrual.
[2]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.
[3]	Net of unearned income.

Nonaccrual Loans. Nonaccrual loans comprised $30,737,209 or 57.34% of nonperforming asset balances at September 30, 2010. Approximately $28,161,000 of loans were placed on nonaccrual status during the nine-month period, $8,690,000 charged-off, $3,990,000 transferred out by foreclosure, and $2,407,000 reduced by payments or other repossession. At September 30, 2010, real estate-secured loans comprised $30,241,305 or 98.39% of total nonaccrual balances. Nonaccrual balances did not contain any other industry concentrations at September 30, 2010. The collateral underlying nonaccrual balances is presented in the next table.

Nonaccrual Loans by Collateral Type	September 30, 2010	December 31, 2009
(Dollars in thousands)

Collateral type:
Real estate:
Land tracts	$8,452	$6,869
Lots within developments	12,562	5,005
Residential dwellings	7,653	3,993
Commercial buildings	1,574	965

Total real estate	$30,241	$16,832
Equipment	365	586
Other	131	246

Total nonaccrual loans	$30,737	$17,664

Approximately 86% of the real estate collateral underlying nonaccrual balances at September 30, 2010 was located in Georgia, predominantly coastal Georgia, with the balance in Florida. Nonaccrual balances included one purchased participation loan at September 30, 2010. This particular loan, with a balance of $697,186, is the only purchased participation loan on the Company’s books.

Relationships above $250,000 comprised 88.19% or $27,107,096 of nonaccrual balances at September 30, 2010. Cumulative charge-offs recognized on these 12 large relationships, primarily acquisition and development relationships, totaled $7,764,321 at September 30, 2010; $1,283,248 of these charge-offs were recognized in 2009 and $6,481,073 year-to-date. The specific allowance allocated to these 12 relationships totaled $1,110,803 at September 30, 2010. Additional charge-offs recognized on these particular credits since September 30, 2010 aggregated $454,478. The table below presents nonaccrual loans by relationship tiers.

Nonaccrual Loans by Relationship Tiers September 30, 2010	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
< $250,000	132	$3,630	11.81%	$28
> $250,000 - $750,000	2	1,467	4.78%	733
> $750,000	10	25,640	83.41%	2,564

Total	144	$30,737	100.00%	$213

Nonaccrual Loans by Relationship Tiers December 31, 2009	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
< $250,000	127	$3,618	20.48%	$28
> $250,000 - $750,000	4	1,844	10.44%	461
> $750,000	6	12,202	69.08%	2,034

Total	137	$17,664	100.00%	$129

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

Subsequent to September 30, loans with principal balances approximating $555,000 were placed on nonaccrual status, reduced by charge-offs totaling $206,870. The largest credit within this group, which is secured by a single family residence in coastal Georgia, had a $356,000 book balance. Management is currently reappraising the underlying real estate on this credit and reviewing legal remedies and other solutions prior to foreclosure. Unless pricing and demand in the real estate markets improve, management expects other borrowers, including borrowers with loan balances above $250,000, to also stop servicing their loans. As noted in the Operations section of this Analysis, management does not expect the Company to be profitable in 2010 and possibly 2011. The Company regularly stress tests its capital position to measure its ability to withstand deterioration in operating performance and asset quality. Nonaccrual and other impaired loans, including acquisition and development loans, figure prominently in these stress tests. Currently, the Company’s capital levels remain able to withstand significant reductions before reaching regulatory minimums. At October 31, 2010, nonaccrual loans totaled $30,865,812, reflecting $128,603 net inflows since September 30, 2010. Although nonaccrual levels are expected to increase in the near-term and even 2011, management remains cautiously optimistic that charge-offs and the associated provision will peak this year.

TDRs. The $13,271,347 troubled debt restructurings (“TDR”) balance at September 30, 2010 comprised loan relationships for which payment concessions were granted. Seven large relationships with balances ranging from $267,000 - $4,200,000 comprised the entire TDR balance at September 30, 2010. These balances were variously secured by commercial & residential real estate and accounts receivable, inventory, & equipment. The specific allowance allocated to the aggregate TDR balance totaled $1,166,852 at September 30, 2010. The TDR balance is projected to increase further the next 3 – 9 months as various credits are reworked to boost payment capabilities.

The allowance for loan losses approximated 0.20X the nonperforming loans balance at September 30, 2010 versus 0.33X at year-end 2009 and 0.43X a year ago. As noted earlier, management expects overall credit conditions and the performance of the loan portfolio to continue deteriorating in the near term, resulting in additional charge-offs and more provisioning until the real estate markets stabilize.

Foreclosed Real Estate. Foreclosures, constructive sales, and subsequent devaluations within foreclosed real estate balances totaled $3,990,205, $609,991, and $1,731,098 during 2010 year-to-date. Foreclosures of one residential dwelling and one land tract comprised 70% of the year-to-date foreclosures; charge-offs totaling $836,283 were recognized on these properties prior to foreclosure followed by a $174,870 devaluation charge subsequent to foreclosure. Charge-offs recognized on all underlying credits prior to their 2010 foreclosures approximated $1,389,000. The next table details foreclosed real estate by real estate type.

Foreclosed Real Estate by Type	September 30, 2010	December 31, 2009
(Dollars in thousands)

Real estate:
Land tracts	$4,385	$3,598
Lots within developments	1,378	1,809
Residential dwellings	3,362	2,033
Commercial buildings	440	476

Total foreclosed real estate	$9,565	$7,916

Except for one Florida property valued at $238,500 which was subsequently sold in October, all holdings were located in Georgia at September 30, 2010. Aggregate holdings in a single established subdivision increased from $1,330,000 at year-end 2009 to $2,889,000 at September 30, 2010 due to foreclosure activity. The next largest holding in any established subdivision approximated $366,000 at September 30, 2010.

The following table presents foreclosed real estate based on collateral values of individual properties.

Foreclosed Real Estate by Collateral Values September 30, 2010	Number of Properties	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)

Collateral value:
< $250,000	44	$2,858	29.88%	$65
> $250,000 - $750,000	4	2,081	21.76%	520
> $750,000	4	4,626	48.36%	1,157

Total	52	$9,565	100.00%	$184

Foreclosed Real Estate by Collateral Values December 31, 2009	Number of Properties	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)

Collateral value:
< $250,000	30	$2,589	32.71%	$86
> $250,000 - $750,000	5	2,627	33.18%	525
> $750,000	2	2,700	34.11%	1,350

Total	37	$7,916	100.00%	$214

As shown above, foreclosed real estate balances included eight material properties aggregating $6,707,100 at September 30, 2010; individual values ranged from $265,500 - $1,350,000. Charge-offs recognized on these larger properties prior to foreclosure approximated $1,643,000; except for charges totaling $357,857, these charge-offs were all recognized prior to 2010. Charge-offs recognized life-to-date on all active properties totaled $2,926,606; devaluations recognized subsequent to foreclosure on these properties totaled $2,059,177 life-to-date at September 30, 2010. Approximately 83% or $1,702,598 of these devaluation charges were recorded in the first nine months of 2010.

Certain foreclosed real estate balances pertain to the same borrower. The next table presents foreclosed real estate aggregated by relationship tiers.

Foreclosed Real Estate by Relationship Tiers September 30, 2010	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)

Relationship tier:
< $250,000	27	$1,998	20.89%	$74
> $250,000 - $750,000	3	1,323	13.84%	441
> $750,000	5	6,244	65.27%	1,249

Total	35	$9,565	100.00%	$273

Foreclosed Real Estate by Relationship Tiers December 31, 2009	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)

Relationship tier:
< $250,000	16	$1,216	15.36%	$76
> $250,000 - $750,000	5	2,284	28.85%	457
> $750,000	3	4,416	55.79%	1,472

Total	24	$7,916	100.00%	$330

Foreclosures subsequent to September 30 approximated $83,000, and sales, all pertaining to smaller properties, $278,000. Although foreclosed properties continue to be marketed aggressively, management expects to incur carrying costs for at least one year. Any additional devaluation will be charged to operations. The Company’s foreclosed real estate holdings can be viewed via a link from its website at www.southeasternbank.com or directly at www.liveatthecoast.com. No significant activity occurred within other repossessed assets during 2010 year-to-date.

Accruing Loans Past Due. Loans past due 90 days or more and still accruing totaled $105,831, or less than 1% of net loans, at September 30, 2010. Management is unaware of any material concentrations within these past due balances; the vast majority, or 72%, of these past due balances were secured by real estate.

Other. Loans past due 30-89 days comprised 1.16% of net loans at September 30, 2010, totaling $2,895,416. Approximately 79% of these past due loans were secured by real estate, predominantly 1 – 4 family residential properties with first liens and raw land. Only one loan in these past due balances exceeded $250,000 at September 30, 2010. This particular loan, which approximated $649,000 and was real estate-secured, was individually evaluated for impairment as discussed below.

Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans totaled $5,458,613 at September 30, 2010, down $11,324,370 or 67.48% from year-end 2009. The year-to-date decline resulted primarily from transfers of certain loans classified as “individually impaired” to nonaccrual status. The September 30 balance pertained to seven separate borrowers whose loan repayment was expected to come foremost from sales of underlying real estate collateral. Due to lagging sales and lingering distress in the real estate markets, payment of principal and interest on these loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario – liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these seven classified credits totaled $600,050 at September 30, 2010. The $600,050 assumes a loss if the underlying collateral required liquidation currently. Management fully expects additional relationships to be identified as impaired throughout 2010 and into 2011, necessitating specific allowances for the underlying loans.

Fluctuations in nonperforming assets, charge-offs, and recoveries for earlier periods are discussed in the Form 10-Qs and 10-Ks filed for those periods. Simply put, variations in these nonpeformings pale in comparison to 2009 and year-to-date 2010 results.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The nine-month provision for loan losses at September 30, 2010 totaled $10,570,000 and net charge-offs, $8,747,024. The comparable provision and net charge-off amounts at September 30, 2009 were $3,540,000 and $2,169,496. Deterioration in the real estate portfolio, particularly land acquisition and development loans, was the overriding factor in the nine-month provision; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 4.51% of average loans at September 30, 2010, up significantly from 1.02% at September 30, 2009 and 0.13% in 2008. Charge-offs on acquisition and development credits, which were discussed in the nonaccrual section, comprised $7,101,063 or 79.98% of gross charge-offs at September 30, 2010. No material recoveries were recognized in the first nine months of 2010. Refer to the Nonperforming Assets subsection of this Analysis for references on charge-offs and recoveries recognized in earlier periods. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the following table.

Allowance for Loan Losses Nine Months Ended September 30,
	2010	2009	2008
(Dollars in thousands)

Allowance for loan losses at beginning of year	$7,170	$4,929	$4,510
Provision for loan losses	10,570	3,540	496
Charge-offs:
Commercial, financial, and agricultural	514	379	77
Real estate – construction	7,101	1,711	10
Real estate – mortgage	1,088	168	127
Consumer, including credit cards	175	205	136

Total charge-offs	8,878	2,463	350

Recoveries:
Commercial, financial, and agricultural	24	30	15
Real estate – construction	43	196	1
Real estate – mortgage	11	5	8
Consumer, including credit cards	53	63	71

Total recoveries	131	294	95

Net charge-offs	8,747	2,169	255

Allowance for loan losses at end of period	$8,993	$6,300	$4,751

Net loans outstanding[1] at end of period	$250,129	$282,104	$272,301

Average net loans outstanding[1] at end of period	$258,460	$282,922	$267,083

Ratios:
Allowance to net loans	3.60%	2.23%	1.74%

Net charge-offs to average loans[2]	4.51%	1.02%	0.13%

Provision to average loans[2]	5.45%	1.67%	0.25%

Recoveries to total charge-offs	1.48%	11.94%	27.14%

[1]	Net of unearned income.
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses monthly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at September 30, 2010 but expects further provisioning throughout 2010 and into 2011. In October 2010, an additional $600,000 was provisioned and $569,075 charged-off, net of recoveries.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of September 30, 2010.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Liquidity is vital to any financial institution and its importance cannot be overstated, particularly during periods of economic crisis. Overall liquidity position is determined by the types of assets, and their duration, on the balance sheet; encumbrances; borrowing capacity from customer deposits or other sources; and retained earnings. In short, assets, predominantly loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. Recently, in an effort to become more liquid, the Company has increased its most liquid assets, namely cash and cash equivalents. Cash and cash equivalents, which variously comprise cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, increased $39,034,791 or 91.56% at September 30, 2010 compared to year-end 2009. Cash and cash equivalents represented 19.29% of total assets at September 30, 2010 versus 10.13% at December 31, 2009. The cost of the liquidity improvement has been a sacrifice of some earnings potential. Liquidity sources are discussed further in the next subsections of this Analysis.

Cash flows from the loan and securities portfolios represent important components of the Company’s overall liquidity position. At September 30, 2010, loans1 and investment securities with carrying values exceeding $139,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. Refer to note 3 of the consolidated financial statements for pertinent information on contractual and other redemptions of these instruments. Of course, loans are subject to refinancing, and loans and particularly, securities, may be pledged to secure public funds and other borrowing arrangements. At September 30, 2010, 71.74% or $44,256,615 of the Company’s securities portfolio was pledged; when adjusted for overpledging due to cyclical variations in public funds and contingency pledging to the Federal Reserve Bank discount window, approximately $38,653,000 or 63% of the securities portfolio was unencumbered at September 30, 2010. The entities to which the excess collateral is pledged have no legal claim on such collateral unless amounts are owed under other obligations. As discussed in Financial Condition section of this Analysis and also below, the FDIC is amending its deposit insurance program effective December 31, 2010 and NOW accounts will no longer be insured above $250,000. The change in insurance coverage will necessitate the purchase of securities to collateralize affected public funds by the end of the year.

The Company has long benefited from a relatively large, stable deposit base. Customer-based core deposits, traditionally the Company’s largest and most cost-effective source of funding, comprised 81% of the funding base at September 30, 2010, down 100 basis points from year-end 2009 levels. The variation in core deposits is largely attributable to an increase in time certificates with balances of $100,000 or more at September 30, 2010 compared to year-end; these particular balances grew over $5,465,000 in the first nine months of 2010. Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Borrowed funds, which variously encompass U.S. Treasury demand notes, Federal Reserve discount window borrowings, federal funds purchased, and FHLB advances, totaled $5,613,841 at September 30, 2010 versus $10,753,595 at December 31, 2009. The $5,139,754 or 47.80% decline in borrowed funds resulted mainly from the maturity of a $5,000,000 FHLB advance discussed further below. The maximum amount of U.S. Treasury demand notes available to the Company at September 30, 2010 totaled $2,000,000, of which $613,841 was outstanding. At September 30, 2010, the Company also had $6,573,297 of borrowing capacity at the Federal Reserve Bank discount window; no amounts were outstanding against this capacity at September 30, 2010, and except for periodic testing of availability, the Company intends to use this capacity on a limited basis. Due to nonperforming assets and other trends, the Company is not currently eligible for any unsecured federal funds lines of credit from its correspondent banks.

Net cash from operations is derived primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses. The statements of cash flows within this Form 10-Q provide a comprehensive breakdown of cash flows provided by or used in operating, investing, and financing activities.

In the third quarter of 2009, the FDIC announced its plan to restore DIF balances as a result of recent bank failures. The restoration plan required all FDIC-insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead estimated for the three future years and paid prior to December 31, 2009. The Company paid the required assessment on December 29, 2009 and concurrently recorded a prepaid asset within other assets on the consolidated balance sheets. This prepaid asset totaled $1,321,918 at September 30, 2010. Any differences between the prepaid and actual amounts due each quarter will be funded using existing available liquidity.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2010. Refer to the Capital Adequacy section of this Analysis for details on dividend policy and the Financial Condition section for details on unfunded loan commitments.

Deposits

Deposits increased 3.33% or $11,713,505 since year-end 2009. Interest-bearing deposits grew $9,941,488 or 3.35% while noninterest-bearing deposits increased $1,772,017 or 3.20%. Within interest-bearing deposits, NOW accounts declined $3,751,554 while money market, savings, and time certificate balances grew $4,404,078, $1,273,563, and $8,015,401. The decline in NOW balances occurred chiefly in local government balances, predominantly Georgia-based. Conversely, the growth in money market balances resulted largely from Florida-based accounts. The modest increase in savings deposits was due to customers seeking FDIC-insured investments in this low rate environment. Time certificate balances of $100,000 or more increased $5,465,380 year-to-date and represented 49.63% of certificate totals at September 30, 2010. Lower balance certificate totals grew $2,550,021 or 3.77% since December 31, 2009. The Company has focused certificate pricing on customers who also have non-certificate deposit and/or loan balances. Funding costs associated with deposits declined 18.15% overall at September 30, 2010 versus September 30, 2009 due to moderate reductions in cost of funds; see the Results of Operations section of this Analysis for more details. Renewed effort by branch personnel to attract new customers precipitated the 3.20% increase in noninterest-bearing deposits since year-end; these balances tend to be somewhat cyclical. To provide reassurance to customers and also, to reduce pledging requirements, the Company has been participating in the TLGP that provides unlimited deposit insurance for noninterest-bearing transaction accounts and NOW accounts with rates of 0.25% or less until

December 31, 2010. The Company is incurring a surcharge of approximately $25,000 in 2010 for the excess deposit insurance on accounts not otherwise covered by the existing deposit insurance limit of $250,000. Effective December 31, 2010, the TLGP and unlimited coverage on NOW accounts will expire. Noninterest-bearing deposits will continue to carry unlimited deposit insurance, regardless of dollar amount, until December 31, 2012 under provisions of the Dodd-Frank Act. A separate surcharge will no longer apply as enrollment is automatic for all banks.

Overall, interest-bearing deposits comprised 84.29%, and noninterest-bearing deposits, 15.71%, of total deposits at September 30, 2010. Approximately 82% of quarter-end deposits were based in Georgia and the residual 18% in Florida. The distribution of interest-bearing balances at September 30, 2010 and certain comparable quarter-end dates is shown in the next table.

	September 30, 2010		December 31, 2009		September 30, 2009
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)

Interest-bearing demand deposits[1]	$112,205	36.62%	$111,553	37.63%	$97,120	34.34%
Savings	54,897	17.92%	53,624	18.09%	55,318	19.56%
Time certificates < $100,000	70,164	22.90%	67,614	22.81%	67,253	23.78%
Time certificates >= $100,000	69,126	22.56%	63,660	21.47%	63,108	22.32%

Total interest-bearing deposits	$306,392	100.00%	$296,451	100.00%	$282,799	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $10,330,000 and $22,109,000 of the overall deposit base at September 30, 2010 and December 31, 2009. On an aggregate basis, public funds comprised approximately 15% of the deposit base at September 30, 2010 and 18% at December 31, 2009. The Company had no brokered deposits at September 30, 2010 and year-end 2009.

As shown in the next table, approximately 89% of time certificates at September 30, 2010 were scheduled to mature within the next twelve months.

Maturities of Time Certificates September 30, 2010	Balances
	< $100,000	>= $100,000	Total
(Dollars in thousands)

Months to maturity:
3 or less	$15,277	$18,735	$34,012
Over 3 through 12	45,758	44,153	89,911
Over 12 through 36	8,170	6,138	14,308
Over 36	959	100	1,059

Total	$70,164	$69,126	$139,290

The composition of average deposits and the fluctuations therein at September 30 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at September 30, 2010, down 50% from December 31, 2009. One $5,000,000 advance that accrued interest at an effective rate of 6.00% was not renewed upon its March 17 maturity. Additional advances outstanding at September 30, 2010 included a $2,500,000 fixed rate advance due July 30, 2012 with an effective rate of 2.35% and another $2,500,000 fixed rate advance due July 29, 2013 with an effective rate of 2.89%. The loan collateral previously pledged against these advances has been released, and at September 30, 2010, the two advances were collateralized by cash balances held at the FHLB. Additional funding is not currently available from the FHLB.

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

	Effect on Net Interest Income
Market Rate Change	Gradual	Immediate Shock
+300 basis points	19.27%	35.61%
+200 basis points	12.58%	22.98%
+100 basis points	6.06%	10.34%
-100 basis points	-1.29%	-1.56%

The Company’s asset sensitivity has increased since year-end 2009 due to the significant growth in interest-bearing balances in other banks; the increase in these balances is further discussed in the Liquidity section of this Analysis.

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

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (for the Company, a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At September 30, 2010, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 17.98%, 19.25%, and 11.87%. On a stand-alone basis, SEB’s same ratios totaled 16.55%, 17.83%, and 10.92%. Regulators have expressed the need for increased capital requirements for bank holding companies and their subsidiaries; management expects minimum required capital levels to rise in the future. The Company is committed to maintaining its well-capitalized status and stress tests its capital position on a regular basis to gauge its ability to withstand deterioration in asset quality and operating performance.

Capital ratios for the most recent periods are presented in the next table.

	September 30,	December 31,	September 30,
Capital Ratios	2010	2009	2009
(Dollars in thousands)
Tier 1 capital:
Total shareholders’ equity	$52,158	$56,559	$57,138
Accumulated other comprehensive (income) loss	(862)	1,076	967
Intangible assets and other adjustments	—	—	(90)

Total Tier 1 capital	51,296	57,635	58,015

Tier 2 capital:
Portion of allowance for loan losses	3,634	4,063	4,034

Total risk-based capital	$54,930	$61,698	$62,049

Risk-weighted assets	$285,355	$321,904	$320,462

Risk-based ratios:
Tier 1 capital[1]	17.98%	17.90%	18.10%

Total risk-based capital	19.25%	19.17%	19.36%

Tier 1 leverage ratio	11.87%	14.00%	14.21%

Shareholders’ equity to assets	12.32%	13.43%	13.97%

[1]	The Company’s tier 1 common equity ratio is the same as its tier 1 capital ratio.

Book value per share declined 7.49% or $1.35 to $16.67 during the first nine months of 2010 due mainly to the year-to-date net loss. Dividends declared and paid totaled $0.13 at September 30, 2010, down $0.105 or 44.68% from 2009. The Company has suspended future dividend payments and treasury stock purchases until operating performance improves and credit losses abate. Regulatory approval will be required prior to payment of a future dividend or treasury stock purchases. For more specifics on equity matters, refer to Part II, Item 2, of this Form 10-Q.

The Company has granted various employees options to purchase shares of common stock; refer to the 2009 Form 10-K previously filed for details on the number of options outstanding and the range of exercise prices.

Accumulated other comprehensive loss, which measures net fluctuations in the fair values of investment securities, improved $1,938,706 since year-end 2009. Further details on investment securities, including corporates, and their associated fair values are contained in the Financial Condition section of this analysis.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Results of Operations

A $2,652,120 net loss was recognized in the 2010 third quarter compared to net income of $272,894 in the 2009 third quarter. On a per share basis, the quarterly loss totaled $0.85 at September 30, 2010, a $0.94 drop from $0.09 net income at September 30, 2009. Major variances in the 2010 – 2009 quarterly results included:

•	$3,100,000 increase in the provision for loan losses to address loan quality issues;

•

$755,323 reduction in net interest income due to an increase in nonaccrual loans and lower average balances on higher-yielding earning assets, specifically loans and investment securities, offset by a reduction in interest expense on deposits and other borrowed funds;

•	$826,464 net loss on sales ($4,935) and write-downs ($821,529) on foreclosed real estate in the third quarter of 2010 versus $119,745 net loss in 2009;

•	$1,599,026 increase in income tax benefit.

Year-to-date, the Company recognized a $5,876,539 net loss at September 30, 2010, compared to net income of $1,014,989 at September 30, 2009. On a per share basis, the net loss totaled $1.88 in 2010, a $2.20 decline from $0.32 net income in 2009. Following the quarterly trend, variances in the 2010 – 2009 year-to-date results included:

•	$7,030,000 increase in the provision for loan losses;

•	$1,918,966 reduction in net interest income;

•	$188,467 net loss on sales and other-than-temporary impairment of investment securities available-for-sale during 2010 year-to-date versus a $200,026 net gain on sales in 2009;

•	$1,734,528 net loss on sales and write-downs on foreclosed real estate in 2010 versus $202,009 in 2009; and

•	$3,931,355 reduction in income tax expense.

Variations in net interest income and noninterest income/expense are further discussed in the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Due to margin compression resulting largely from increased nonaccrual loans and high cash equivalent balances, net interest income declined $1,918,966 or 16.62% during the first nine months of 2010 compared to 2009. Additionally, reducing cost of funds in the current economic cycle to mitigate earnings pressure on assets has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher and lowered margins and spreads for competitor banks attempting to maintain market share. Although many variable rate loans have reached a contractual floor, reducing asset sensitivity, asset rates remain exceedingly low and deposit costs high on a relative basis. Net interest income and resultant margins and spreads are projected to decline further the remainder of 2010 due to a) yield reductions on a year-over-year basis, due largely to higher cash equivalent balances; b) overall lower average balances on loans and also, investment securities due to maturities and sales; and c) significant increases in nonperforming assets, particularly nonaccrual loans and foreclosed real estate, but also including TDRs. As discussed earlier, unless collected, nonaccrual balances adversely affect interest income two ways - interest reversals and nonearning status. To recap, the net interest margin approximated 3.43% at September 30, 2010 versus 4.16% in 2009; the interest rate spread, 3.13% versus 3.70%. Interest earnings on loans and investment securities fell $1,932,036 and $982,779 in the first nine months of 2010 compared to 2009 while interest income on other assets, including cash equivalent balances, increased $97,081. Asset yields averaged 4.66% at September 30, 2010, down 106 basis points from 5.72% in 2009; see the interest differential table on the next page for more details on changes in interest income attributable to volume and rates at September 30, 2010 versus 2009. Interest expense on deposits and other borrowed funds declined $898,768 or 19.92% during the first nine months of 2010 versus 2009. Cost of funds fell 49 basis points from 2009 levels, totaling 1.53% at September 30, 2010 versus 2.02% at September 30, 2009. The reduced funding costs resulted mainly from lower rates on deposits at September 30, 2010 compared to 2009. Although interest expense on time certificates declined 24.55% in the first nine months of 2010 compared to 2009, higher average balances, competitive pressure, and the aforementioned lag effect have constrained desired rate reductions in this product. Nonetheless, rate pressure on certificates continued to ease year-to-date and is expected to drop further during the last quarter of 2010. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit/funding fluctuations and the Company’s asset/liability sensitivity position.

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

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2010			2009
Average Balances[6] Nine Months Ended September 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Interest-earning assets:
Loans, net[1,2,4]	$258,460	$10,871	5.62%	$282,922	$12,743	6.02%
Interest-bearing deposits in other banks	61,336	105	0.23%	4,506	7	0.21%
Federal funds sold	2,150	4	0.25%	3,621	5	0.18%
Taxable investment securities[3]	50,131	1,793	4.77%	70,267	2,578	4.89%
Tax-exempt investment securities[3,4]	17,919	873	6.50%	23,432	1,179	6.71%
Other interest-earning assets	1,293	3	0.31%	1,370	3	0.29%

Total interest-earning assets	$391,289	$13,649	4.66%	$386,118	$16,515	5.72%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$116,282	$635	0.73%	$92,784	$557	0.80%
Savings	54,756	298	0.73%	60,530	322	0.71%
Time certificates	137,510	2,520	2.45%	132,222	3,340	3.38%
Federal funds purchased	55	—	—	1,785	13	0.97%
U. S. Treasury demand note	602	—	—	544	—	—
FHLB advances	6,374	160	3.34%	10,440	280	3.59%

Total interest-bearing liabilities	$315,579	$3,613	1.53%	$298,305	$4,512	2.02%

Excess of interest-earning assets over interest-bearing liabilities	$75,710			$87,813

Interest rate spread			3.13%			3.70%

Net interest income		$10,036			$12,003

Net interest margin			3.43%			4.16%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

	2010 Compared to 2009
Interest Differential[1]	Increase (Decrease) Due to
Nine Months Ended September 30,	Volume	Rate	Net
(Dollars in thousands)

Interest income:
Loans, net[2,3]	$(1,060)	$(812)	$(1,872)
Interest-bearing deposits in other banks	97	1	98
Federal funds sold	(2)	1	(1)
Taxable investment securities	(722)	(63)	(785)
Tax-exempt investment securities[3]	(270)	(36)	(306)
Other interest-earning assets	—	—	—

Total interest income	(1,957)	(909)	(2,866)

Interest expense:
Interest-bearing demand deposits[4]	131	(53)	78
Savings	(31)	7	(24)
Time certificates	129	(949)	(820)
Federal funds purchased	(6)	(7)	(13)
U.S. Treasury demand note	—	—	—
FHLB advances	(103)	(17)	(120)

Total interest expense	120	(1,019)	(899)

Net change in net interest income	$(2,077)	$110	$(1,967)

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

Noninterest Income and Expense

Noninterest income declined $423,175 or 12.66% during the first nine months of 2010 compared to 2009. Key elements in the year-to-date results included:

a)	Net gain (loss) on sales of investment securities available-for-sale: The Company recognized a net loss of $143,408 on the sale of one municipal and four corporate bonds in the first nine months of 2010 versus a $200,026 net gain in 2009. The Financial Condition section of this Analysis contains additional details on securities transactions.

b)	Service charges on deposit accounts: Service charges on deposit accounts declined a modest $47,765 or 2.28% at September 30, 2010 compared to 2009. Declines in service charges on club and other accounts were primary factors in the year-to-date results.

c)	Other operating income: The other operating portion of noninterest income declined $31,976 or 3.06% at September 30, 2010 compared to 2009. An $83,807 increase in surcharge income from ATM transactions largely offset an $111,883 decline in mortgage origination fees during the first nine months of 2010 compared to 2009. By type and amount, the chief components of other operating income at September 30, 2010 were surcharge fees – ATM, $424,734; mortgage origination fees, $46,280; income on bank-owned life insurance, with a resultant yield exceeding 6.25% on a federal taxable-equivalent basis, $178,403; income on sale of check products, $72,201; safe deposit box rentals, $70,003; and commissions on the sale of credit life insurance, $60,468. Together, these six income items comprised 84.06% of other operating income. In 2009, these same six income components comprised 85.70% of other operating income.

Noninterest expense increased $1,450,742 in 2010 year-to-date compared to 2009. The chief factors impacting year-to-date results comprised:

a)	Salaries and employee benefits: Personnel costs fell 4.63% or $260,265 year-to-date. Declines in salaries and profit-sharing accruals, which include 401-K matching contributions under the Company’s safe harbor plan, accounted for virtually all the 2010 variation. Specifically, salaries declined $116,885 overall and profit-sharing accruals, $151,441, in 2010 year-to-date compared to 2009. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at September 30, 2010. Profit-sharing accruals and other fringe benefits constituted the remaining 3% and 14% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained relatively consistent with historical norms in 2010.

b)	Occupancy and equipment, net: Net occupancy and equipment expense fell $39,664 or 1.93% during the first nine months of 2010 compared to 2009. Savings of $43,379 and $47,223 related to janitorial expense and depreciation/amortization expense were partially offset by a $33,720 increase in data line expense. The janitorial savings resulted from a reduction in the number of days the bank facilities are cleaned each week. The increase in data line expense resulted from a one-time charge related to new bandwidth over the Company’s network system; the telecommunications upgrade will reduce comparative expense in future periods.

c)	Write-downs on other real estate: Write-downs on foreclosed real estate increased $1,514,270 in the first nine months of 2010 compared to 2009. These write-downs correlate with updated appraisals of property held for sale. As further discussed in the Financial Condition section of this Analysis, real estate values in coastal Georgia and northeast Florida remain depressed.

d)	Other noninterest expense: Other noninterest expense increased $173,093 or 7.14% at September 30, 2010 compared to 2009. An $84,176 jump in repossessed asset costs; a $58,894 increase in external attorney fees, mostly pertaining to collection efforts; and a $75,191 increase in fraud and other losses on deposit accounts were primary variables in the 2010 results. A single scam perpetrated in one office accounted for most of the fraud loss; law enforcement and other authorities have investigated the incident, but any recovery from the third parties responsible is highly unlikely. Besides FDIC expense, which approximated $550,000 in 2010 and $564,000 in 2009 and accounting, consulting, and legal fees, which approximated $332,000 in 2010 and $256,000 in 2009, no individual component of noninterest expense aggregated or exceeded 10% of the total in 2010.

As noted above, FDIC assessment charges remain high and increases are expected the remainder of 2010. These assessment expenses will materially and adversely impact the Company’s operating results in 2010 and beyond. Recent revisions to assessment rules and their impact on the Company are further discussed in the Liquidity section of this Analysis. Management anticipates that losses and other costs associated with foreclosed real estate will remain elevated unless the Company’s coastal real estate markets stabilize and demand for properties - at reasonable prices – improves. Due to problem asset resolutions and continued margin compression, the Company does not expect to make a profit in 2010 and possibly 2011.

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

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“Treasurer”), and other members of management as of September 30, 2010. The CEO and Treasurer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, and (ii) recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is likely to materially affect, such internal controls.

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

There were no material changes to the Company’s risk factors during the first nine months of 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 21, 2010, the Registrant’s Board of Directors voted to suspend dividends until operating performance improves and credit losses abate. Regulatory approval will be required prior to payment of a future dividend.

The Company has also suspended its treasury program. Treasury purchases made prior to the suspension are summarized in the table below:

Share Repurchases – Nine Months Ended September 30, 2010	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 – March 31	—	—	—	$6,196,969
April 1 – 30	9,143	$10.00	9,143	6,105,539
May 1 – July 21	—	—	—	6,105,539

Total	9,143	$10.00	9,143

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

(a)	Index to Exhibits:

Exhibit 3	Articles of Incorporation and Bylaws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 4	Specimen Common Stock Certificate, incorporated by reference from Form 8-A filed April 30, 2001.

Exhibit 10	2006 Stock Option Plan, as amended and restated effective January 1, 2008, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit 31.1	Rule 13a-14(a) Certification of CEO.

Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer.

Exhibit 32	Section 1350 Certification of CEO/Treasurer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ ALYSON G. BEASLEY
Alyson G. Beasley, Vice President & Treasurer
(Principal Accounting Officer)

Date:         November 22, 2010