Form 10-K
period 2010-12-31
SOUTHEASTERN BANKING CORP
filed 2011-04-29
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [X]

The aggregate market value of common stock held by non-affiliates on June 30, 2010 was approximately $21,515,000 (based on a per share price of $10.50 on over-the-counter trades executed by broker-dealers). For purposes of this calculation, the Registrant has assumed that its directors, principal shareholders, and executive officers are affiliates.

As of April 15, 2011, the Registrant had 3,129,388 shares of common stock outstanding.

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

Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed no later than April 29, 2011, are incorporated by reference into Part III, Items 10 - 14.

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

The Company was formed in 1980 to serve as the parent holding company of its then sole subsidiary bank, The Citizens Bank, Folkston, Georgia, which later changed its name to Southeastern Bank. In 1983, the Company acquired The Darien Bank, Darien, Georgia. From 1983 - 1988, the Company acquired three additional financial institutions in the southeast Georgia market, which were converted to branches of SEB. In 1990, SEB merged with and into The Darien Bank, with The Darien Bank being the surviving bank in the merger operating under its 1888 Charter. Immediately, The Darien Bank changed its name to “Southeastern Bank.” From 1991 – 2001, the Company acquired banking offices from other financial institutions, which were either consolidated with existing SEB offices or operated as stand-alone facilities. Six stand-alone facilities were acquired in this manner, most recently Richmond Hill. In February 2003, the Company opened a loan production office in Brunswick, Georgia. In November 2004, a full service banking facility was opened at 15 Trade Street in Brunswick, and the loan production office closed. On December 10, 2010, SEB closed its branch at 601 Palisade Drive in the Southport area of Brunswick, Georgia. The leased facility, which opened in January 2007, had nominal loan and deposit volume. SEB is a state banking association incorporated under the laws of the State of Georgia.

Unless the context indicates otherwise, all references to the “Company” in this Report refer to Southeastern Banking Corporation and its consolidated bank subsidiary.

2.        Markets.    SEB, the Company’s commercial bank subsidiary, offers traditional banking products and services to commercial and individual customers in its markets. The Bank’s product line includes loans to small- and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, agricultural production loans, long-term mortgage originations, home equity loans, consumer loans, and a variety of commercial and consumer demand, savings, and time deposit products. SEB also offers internet banking, on-line cash management, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, and access to a network of ATMs. In addition, through an affiliation with a third party broker-dealer, SEB also provides securities brokerage and investment advisory services. SEB’s banking facilities are predominantly located in rural communities on or near the Atlantic coast with populations less than 50,000. The Company operates these sixteen full-service banking offices within one business segment, community banking. At December 31, 2010, SEB’s total assets approximated $428,000,000.

The following table provides basic information and summary demographic data on the Company’s markets. Further discussion regarding local real estate market conditions is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report. A list of SEB offices is provided in Part I, Item 2.

Market/ County	Number of Offices	Total Deposits[1]	Market Share[2]	Population[3]	Population Growth[4]	Employment Growth[5]	Unemployment Rate[6]
(Dollars in thousands)

Florida:
Nassau	3	$68,083	6.81%	73,314	27.1%	0.1%	11.5%

State of Florida					17.6	(0.6)	11.7

Georgia:
McIntosh	2	$60,189	71.76%	14,333	32.1%	(2.2)%	11.5%
Brantley	2	53,406	69.87	18,411	25.9	(2.2)	12.0
Bryan	1	7,624	1.93	30,233	29.1	0.8	8.3
Camden	3	66,725	17.90	50,513	15.7	(2.0)	9.9
Charlton	1	54,551	58.31	12,171	18.4	(3.4)	12.2
Coffee	2	20,469	3.21	42,356	13.2	(4.5)	16.5
Glynn	1	19,475	1.02	79,626	17.8	(2.2)	9.4
Jeff Davis	1	24,673	17.04	15,068	18.8	0.7	14.5

	13	$307,112

	16	$375,195

State of Georgia					18.3%	(0.5)%	10.2%

National Total					9.7%	0.7%	9.1%
[1]	Dollar amounts at December 31, 2010.
[2]	Based on the FDIC Summary of Deposits market share report as of June 30, 2010.
[3]	April 1, 2010 population provided by the U.S. Census Bureau.
[4]	Estimated percentage population change from 2000 – 2010 provided by the U.S. Census Bureau.
[5]	Percentage change in employment growth (not seasonally adjusted) for the period December 2009 – December 2010 based on preliminary figures from the Bureau of Labor Statistics.
[6]	Unemployment rate (not seasonally adjusted) as of December 2010 provided by the Bureau of Labor Statistics.

The Federal Reserve Bank of Atlanta is the principal correspondent of SEB; virtually all checks and electronic payments are processed through the Federal Reserve. SEB also maintains accounts with other correspondent banks in Georgia and Alabama.

3.        Competition.    The Company operates in a highly competitive industry that could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continued consolidation. In its markets, the Company faces direct competition from both larger regional banks as well as smaller community banks and credit unions in attracting and retaining commercial and consumer accounts. Competition is amplified in some smaller markets as more financial service providers compete for fewer customers. The Company also faces increasingly aggressive competition from other domestic lending institutions and numerous other providers of financial services. The ability of nonbanking financial institutions to provide services previously reserved for commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions, potentially changing the competitive environment in which the Company conducts its business significantly. Certain of the Company’s competitors have greater financial resources or face fewer regulatory constraints. As a result of these various sources of competition, the Company could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract customers, either of which would adversely affect the Company’s profitability. Key factors in competing for customer accounts include interest rates, fee structures, range of products and services offered, convenience of office and ATM locations, and technological innovations.

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

4.        Government Supervision and Regulation.    As a bank holding company, the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). SEB, an insured state non-member bank chartered by the Georgia Department of Banking and Finance (“GDBF”), with branches in Georgia and Florida, is subject to regulation and supervision by the GDBF and the Federal Deposit Insurance Corporation (“FDIC”). SEB is subject to various requirements and restrictions under federal and state law, including requirements to maintain cash reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Numerous consumer laws and regulations also affect the operations of SEB. In addition to the impact of regulation, the Company’s financial position and results of operation are also significantly affected by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy. Techniques used by the Federal Reserve include setting reserve requirements of financial institutions and establishing rates on borrowings.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, including: (i) creation of the Consumer Financial Protection Bureau to regulate consumer financial products and services; (ii) limitations on debit card interchange fees; (iii) adoption of certain shareholder rights and responsibilities, including a shareholder “say-on-pay” vote, with phase-in dependent on market capitalization under Securities and Exchange Commission (“SEC”) rules; (iv) expanded definition of higher-cost loans, new disclosures, and certain other revisions; (v) repeal of interest restriction on business checking accounts; and (vi) amendment of the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations. These changes have impacted the Company’s policies and procedures and will likely continue to do so as the regulation is enacted.

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Dodd-Frank Act, bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including concentration limits. In addition, a bank may establish branches outside its home state, provided the laws of the target state permit banks chartered in that state to branch within its borders. A bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without prior approval of the Federal Reserve. Under the recently enacted Dodd-Frank Act, a bank holding company may not acquire another bank or engage in new activities that are financial in nature unless the bank holding company is both well-capitalized and deemed by the Federal Reserve to be well-managed.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality, and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a capital directive order; adequate, or minimum, capital ratios are 4%, 8%, and 4%. The Company and SEB are currently considered “well-capitalized” by their respective federal banking regulators. The Company’s capital position is delineated in Note 14 to the Consolidated Financial Statements and in the Capital Adequacy section of Part II, Item 7.

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

Capital Framework and Basel III

The Basel Committee on Banking Supervision has issued two consultative documents proposing reforms to bank capital and liquidity regulation. The Basel Committee’s capital proposals, known as Basel III, revise the definition of Tier 1 capital to include Tier 1 common equity as the predominant equity and, once fully phased in on January 1,

2019, would require banks to maintain a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation “buffer”, effectively resulting in a minimum ratio of Tier 1 common equity to risk-weighted assets of 7%. Banks would also be required to maintain the following minimum ratios, which include the 2.5% capital conservation buffer, upon full implementation: a) Tier 1 capital to risk-weighted assets of 8.5% and b) total (i.e. Tier 1 plus Tier 2) capital to risk-weighted assets of 10.5%. As a newly adopted international standard, banks would also be required to maintain a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to average balance sheet plus certain off-balance sheet exposures calculated quarterly.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of Tier 1 common equity to risk-weighted assets above the minimum but below the conservation buffer may face constraints on dividends, equity repurchases, and compensation.

Implementation of the Basel III framework will commence January 1, 2013 with new capital requirements phased-in over a six-year period concluding January 1, 2019. Federal banking agencies have indicated regulations implementing Basel III will be proposed in mid-2011 with final adoption of those regulations in mid-2012. The Company believes its current capital levels already exceed the Basel III requirements, including the capital conservation buffer. Note 14 of the Consolidated Financial Statements itemizes the Company’s and SEB’s capital ratios at December 31, 2010.

Liquidity Ratios under Basel III

In addition to the capital requirements, Basel III also requires banks and bank holding companies to measure their liquidity under specific tests. One test, termed the liquidity coverage ratio, is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute stress scenario. The other test, known as the net stable funding ratio, is a longer-term liquidity test designed to promote more medium and long-term funding based on the liquidity features of the entity’s assets and activities over a one-year time horizon. To comply with these tests, banks may increase their holdings of U.S. Treasury securities, seek longer-term funding sources, and adopt new business practices that could limit the provision of liquidity to customers. The liquidity coverage ratio would be applied effective January 1, 2015 and the net stable funding ratio, January 1, 2018. These new standards are subject to further rulemaking, and hence, their terms may change before implementation.

Other Regulation

There are various legal and regulatory limits on the amount of dividends and other funds SEB may pay or otherwise supply the Company and likewise, dividends the Company may pay its shareholders. Currently, neither the Company nor SEB can make dividend payments without prior regulatory approval; dividend guidance is further discussed in Part II, Item 5. Federal and state regulatory agencies have the authority not only to prevent a bank or bank holding company from paying a dividend but also to prevent participation in any activity that, in the agency’s opinion, would constitute an unsafe or unsound practice. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium. The assessment is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Pursuant to the Dodd-Frank Act, the FDIC has revised its methodology for assessing insurance premiums and effective April 1, 2011, deposit insurance assessments will be based on an institution’s average consolidated total assets less Tier 1 capital and not its deposits. The change in assessment base is expected to be beneficial to SEB, resulting in a $215,000 overhead reduction in 2011. The FDIC will continue to use a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Specifically, the FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including, as of April 1, 2011, unsecured debt, brokered deposits, and bank-issued corporate holdings applicable to each institution. Finally, certain risk multipliers may be applied to the adjusted assessment. In 2009 and 2010, the FDIC significantly increased its assessment charges on both a uniform and risk-adjusted basis for all banks. The increased assessments materially and adversely affected the Bank’s profitability in 2010 and, notwithstanding the overhead reduction discussed above, will continue to do so in 2011 and beyond. The FDIC insures interest-bearing accounts up to $250,000, and until December 31, 2012, insures noninterest-bearing deposits on an unlimited basis. See Note 11 to the Consolidated Financial Statements for a comparison of assessment expenses in 2010, 2009, and 2008.

On November 12, 2009, the FDIC approved a rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011, and 2012. An insured institutions’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, the Company’s prepayment of DIF premiums made on December 29, 2009 resulted in a prepaid asset of $1,825,119 at year-end 2009 and $1,125,000 at December 31, 2010.

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

The USA Patriot Act of 2001 (“Patriot Act”) substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes compliance and due diligence obligations; creates crimes and penalties; compels the production of documents located both inside and outside the United States, as applicable; and clarifies the safe harbor from civil liability to customers. The United States Department of the Treasury has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Patriot Act requires financial institutions that maintain accounts for “non-United States persons” or their representatives to establish, “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that are reasonably designed to detect and report instances of money laundering through those accounts.” Bank regulators review anti-money laundering compliance during their examinations, and the Company continues to enhance its anti-money laundering compliance programs, as applicable.

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and its impact on the Company are discussed in the Corporate Governance section of Part II, Item 7.

In 2009, the Federal Reserve adopted amendments to its Regulation E that restrict the Company’s ability, effective July 2010, to charge overdraft fees on debit card and ATM transactions. Pursuant to the regulation, customers must opt-in to an overdraft service in order for SEB to collect overdraft fees. As overdraft fees have historically comprised a significant source of noninterest income, the new restrictions have adversely affected the Company’s profitability. The Dodd-Frank Act created the Consumer Financial Protection Bureau, which has broad discretionary powers to protect consumers. In particular, such regulations may further restrict SEB’s ability to collect overdraft fees – even beyond the limits imposed by the 2009 amendments to Regulation E discussed above.

On June 21, 2010, the Federal Reserve and other regulators jointly published final guidance for structuring incentive compensation arrangements, which is applicable to all financial institutions. The guidance does not set forth any formulas or pay caps, but contains principles companies must follow in establishing compensation arrangements for employees and groups of employees that may expose the institution to material risk. The principles stress appropriate balancing of risk and incentives, compatibility with effective controls and risk management, and strong corporate governance. Regulators will monitor compliance with the guidance during the examination process.

There have been a number of legislative and regulatory proposals that would have an impact on the operation of bank holding companies and their subsidiaries. It is impossible to predict whether or in what form these proposals may be adopted in the future and, if adopted, what their effect will be on the Company.

5.        Employees.    At December 31, 2010, the Company and its subsidiary had 143 full-time and 8 part-time employees. The Company offers a competitive compensation and benefits package to its employees, and management considers its employee relations to be good.

6.        Additional Information.    Through its Internet website at www.southeasternbank.com, the Company provides a direct link to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Reports accessible from this link include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy materials. Copies of these filings may also be obtained free of charge directly from the SEC website at www.sec.gov. Additionally, the public may read and copy any materials the Company files with the SEC at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

The Company’s annual report on Form 10-K is being distributed to shareholders in lieu of a separate annual report containing the Consolidated Financial Statements of the Company and SEB.

Item 1A.     Risk Factors

Our business is subject to certain risks, including those described next. These risks are not the only risks we face. New risks may emerge at any time, and risks we presently deem immaterial may become material. We cannot predict such risks or estimate the extent to which they may affect our financial performance, business, and prospects. More detailed information concerning these and other risks is contained in other sections of this Form 10-K.

Difficult market conditions have adversely affected our industry and business.

Dramatic declines in the housing market over the past several years, with falling home prices and increasing foreclosures, unemployment, and underemployment, have negatively impacted the credit performance of real estate-related loans and resulted in significant write-downs of asset values by financial institutions, including us. These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition, and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us.

As a result of the negative developments in the financial industry, new federal and state laws and regulations regarding lending, funding practices, liquidity standards, and other financial practices have been enacted; the Dodd-Frank Act, which is further discussed under “Government Supervision and Regulation” above, is a case in point. Additionally, bank regulatory agencies have been, and are expected to continue being, aggressive in responding to concerns and trends identified in examinations. Difficult market conditions and the impact of new legislation in response to these developments could restrict our business operations, including our ability to originate loans, and increase our cost of compliance, divert our resources, and adversely affect our profitability.

Deteriorating credit quality, particularly with respect to real estate loans, has adversely impacted us and may continue to adversely impact us, leading to higher charge-offs and/or an increase in our provision for loan losses.

Beginning in late 2007, the housing and real estate sectors in our markets experienced a severe economic downturn that accelerated through 2010 and continues in 2011. At December 31, 2010, approximately 83% of our total loans were collateralized by real estate, including $86,972,052 in construction and development loans. Our construction and development loans comprised 76.57% of nonaccrual loans, 15.34% of loans past due 90 days or more, and 17.99% of loans past 30 - 89 days at December 31, 2010. The vast majority of our construction and development loans as well as nonperforming assets are based in our coastal Georgia markets. Most of our residential builders construct houses in the $150,000 - $250,000 selling price range and carry inventories of lots for new construction. The supply of vacant, developed lots has increased as the number of new building permits and housing starts declined. Additionally, since August 2008, the FDIC has placed numerous Georgia and Florida-based financial institutions into receivership, including institutions in our geographic footprint. The sale of these financial institutions’ assets at depressed prices could negatively affect the value of our real estate collateral and other real estate. Aggressive discounting of foreclosed properties by larger banks will similarly affect asset values. We believe it may take more than three years for the market to fully absorb the existing lot inventories in some areas. If economic conditions continue to worsen or deteriorate, particularly within our geographic footprint, additional charge-offs and further increases to the allowance for loan losses will be necessary.

If our allowance for loan losses is not sufficient to cover actual loan losses, or if credit delinquencies increase, our earnings could decline significantly.

Our success depends, to a significant extent, on the quality of our assets, particularly loans. Like other financial institutions, we face the risk that our customers will not repay their loans, the collateral securing the payment of those loans may be insufficient to assure repayment, and we may be unsuccessful in recovering the remaining loan balances. The risk of loss varies with general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and the value of the real estate and other collateral, among other things. Management makes various assumptions and judgments about the collectibility of our loan portfolio after considering these and other factors. Based in part on those assumptions and judgments, we maintain an allowance for loan losses in an attempt to cover loan losses which may occur. In determining the size of the allowance, we also rely on an analysis of the portfolio based on historical loss experience, volume and types of loans, trends in classification, delinquencies and nonaccruals, national and local economic conditions, and other pertinent information, including the results of external loan reviews. The current stress on our local economies may be greater or last longer than expected resulting in additional deterioration in the credit quality of our loans or the value of collateral securing those loans. Market conditions could disproportionately affect our larger loans, exacerbating that stress even more. Our allowance may not be adequate to cover eventual loan losses, and future provisions for loan losses could have a material adverse effect on our financial condition and results of operations.

Additionally, in order to maximize collection of loan balances, we sometimes modify loan terms if such modification would allow our customer to continue servicing the debt. If such modifications are ultimately ineffective, we may incur loan losses in excess of any specific allowance associated with the modified loan. Such losses would result in additional charge-offs and higher provisions.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance or recognize additional charge-offs, based on judgments different than those of management. Higher charge-off rates and an increase in our allowance may hurt our overall financial performance. In 2010, we recorded a $14,265,000 provision for loan losses compared to $5,890,000 in 2009 and $1,348,000 in 2008. The increase in both 2010 and 2009 was necessary to cover substantial increases in nonperforming loan volumes. We expect overall credit conditions and the performance of our loan portfolio to continue deteriorating in the near term. And, although we expect to continue provisioning for loan losses in 2011 and beyond, we can make no assurance that our allowance will prove sufficient. In the first quarter of 2011, the Company provisioned $660,000 for loan losses.

We will realize future losses if the proceeds we receive upon liquidation of nonperforming assets, particularly foreclosed real estate, are less than their carrying values.

Foreclosed real estate is carried on our books at estimated net realizable value upon disposition. Deteriorating market conditions could result in additional losses. In 2010, the Company recognized a $2,096,163 net loss on sales and other write-downs on foreclosed real estate versus $368,146 in 2009. Unless real estate markets stabilize and nonperforming levels moderate, the Company expects additional write-downs to be necessary in 2011. Write-downs of $161,127 were recorded in the first quarter of 2011.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a heavily regulated industry and are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. Our failure to comply with these requirements can lead to administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and litigation, among other remedies. Many of these regulations are intended to protect depositors, the public, and the FDIC rather than shareholders. The laws and regulations applicable to the banking industry are under continual review and revision by federal and state legislative and regulatory bodies, and we cannot predict the effects of these changes on our business and profitability. Legislative and regulatory changes could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we offer and/or increasing the ability of non-banks to offer competing financial services and products. For example, on July 21, 2010, the Dodd-Frank Act was signed into law. This legislation, if enacted as proposed, could limit debit card interchange fees and collection of overdraft charges. Both of these changes would reduce our noninterest income.

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

The Federal Reserve most recently reduced benchmark interest rates for federal funds on three separate occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a 0% - 0.25% range, during 2008. No changes were made to the federal funds rates in 2009 and 2010. A significant portion of our loans, including residential construction and development loans and other commercial loans, bear interest at variable rates. The interest rates on these loans fall when the Federal Reserve reduces interest rates, while the interest we pay on deposits and other liabilities may not change in the same amount or at the same rates. Accordingly, declines in interest rates may reduce our net interest income. Conversely, an increase in interest rates may reduce demand for consumer and commercial credit. Increases in interest rates will reduce borrowers’ cash flow, which may adversely affect their ability to repay their loans.

Changes in the level of interest rates may also negatively affect our ability to originate real estate loans, the value of our assets, and our ability to realize gains from the sale of assets, all of which ultimately affect earnings. A decline in the market value of our assets, including loans and securities, may limit our ability to borrow funds on a secured basis. We could be required to sell loans and investment securities under adverse market conditions, upon terms that are not favorable to us, in order to maintain liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses. Changes in Federal Reserve policies and laws are beyond our ability to predict or control.

Gross loans declined to $245,688,555 at December 31, 2010 from $275,828,915 at December 31, 2009. This decline, coupled with increased nonperforming loans and an overall decline in interest rates, reduced our net interest income substantially during both 2010 and 2009 and could cause continued pressure on net interest income in 2011 and future periods. This reduction in net interest income may also be exacerbated by the competition we face in our primary market area and the higher cash balances being carried currently. Any significant reduction in our net interest income will negatively affect our business and could have a material adverse impact on our capital, financial condition, and results of operations.

We face strong competition from other financial service providers.

We operate in a highly competitive market for the products and services we offer. The competition among financial services providers to attract and retain customers is strong. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Some competitors may be better able to provide a wider range of products and services over a greater geographic area. We compete with commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as super-regional and national financial institutions that operate offices in our market areas and elsewhere. Moreover, our highly competitive industry could become even more competitive as a result of the Dodd-Frank Act, and other legislative, regulatory, and technological changes, and continued consolidation. Many of our competitors have greater financial resources and/or fewer regulatory constraints and some have lower cost structures. While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification, and inability to spread our marketing costs across a broader market. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to keep or attract customers, either of which could adversely affect our profitability.

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

If problem asset levels and real estate concentrations are not reduced, we could face formal regulatory action and loss of liquidity sources.

If our problem asset levels and real estate concentrations are not reduced, we could face a formal regulatory order and loss of liquidity sources, including the Federal Reserve discount window. Our future lending activities and growth prospects could be significantly curtailed, we could be required to take significant write-downs on problem assets, and our deposit insurance assessments could increase substantially. Publication of an enforcement order could harm our reputation and result in loss of deposits and market share. Besides our financial condition and operating results, our stock price could be materially and adversely affected.

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

Diminished access to historical and alternative sources of liquidity could adversely affect our operating results, net interest margin, and our overall liquidity.

Deposits are our primary source of liquidity. In the current environment, customer confidence is a critical element in growing and retaining deposits, and heightened sensitivity to our asset quality could affect the stability of our deposit base. If our asset quality continues to deteriorate, our ability to grow and retain deposits could be curtailed, increasing our costs of funds and negatively impacting our overall liquidity and financial condition. We have historically had access to alternative sources of liquidity, including unsecured lines of credit from correspondent banks. Due to nonperforming assets and other trends, certain of these sources, including correspondent lines, are no longer available. The reduction in these alternative sources has increased our reliance on deposits.

Recapture of our deferred tax asset balance (i.e. reversal of the valuation allowance) is subject to considerable judgment.

In the fourth quarter of 2010, we recorded a $4,777,526 valuation allowance for deferred tax assets. The establishment of the valuation allowance significantly and adversely affected the Company’s operating results and financial conditions, including regulatory capital ratios, in 2010. We expect to reverse the majority of the valuation allowance for deferred tax assets once we return to sustained profitability. Like other estimates, the reversal of the valuation allowance is subject to considerable judgment, and we cannot affirm with certainty when the deferred tax asset balance will be restored.

Issuance or sale of common stock or other equity securities resulting in an “ownership change,” as defined in the Internal Revenue Code, could impair our ability to fully utilize certain tax benefits.

Our ability to use realized net operating losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended. An ownership change under Section 382 generally occurs when the aggregate percentage of stock held by 5% shareholders increases by more than 50% over a rolling three year period. In general, the rules of Section 382 allow post-change corporations to use pre-change net operating losses, but impose an annual limitation equal to the value of the corporation’s stock immediately before the ownership change multiplied by the long-term tax-exempt rate, as defined by the Internal Revenue Code. Because a valuation allowance already exists for our entire deferred tax assets, no additional charge to earnings would result from an ownership change; however, such ownership change could adversely impact our ability to recover the deferred tax asset in the future.

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

Disruptions of our operating systems from events wholly or partially beyond our control, including computer viruses, electrical or telecommunications outages, or natural or man-made disasters could occur. Such disruptions may interrupt our customer services and cause loss or liability to us. In addition, our controls and procedures as well as business continuity and data security systems could prove inadequate. For example, we could be susceptible to hacking or identity theft. Any such failure could require us to expend significant resources to correct the defect and expose us to litigation or losses not covered by insurance.

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

Hurricanes and other natural or man-made disasters may adversely affect our loan portfolio and operations and increase the cost of doing business.

Large scale natural or man-made disasters may significantly affect our loan portfolio by damaging properties pledged as collateral and impairing the ability of certain borrowers to repay their loans. The nature and level of natural disasters cannot be predicted and may be intensified by global climate change. The ultimate impact of a natural disaster on future financial results is difficult to predict and will be affected by numerous factors, including the extent of damage to collateral, the extent to which damaged collateral is not covered by insurance, the extent to which unemployment and other economic conditions caused by the disaster affect borrowers’ ability to repay their loans, and the cost of collection, foreclosure moratoriums, loan forbearances, and other accommodations granted to borrowers and other customers.

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

Our directors and executive officers, as a group, beneficially owned approximately 29% of our outstanding common stock as of December 31, 2010. As a result of their ownership, the directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

The current market price of our common stock may not be indicative of future prices. Our stock price could fluctuate widely in response to a variety of factors including:

•	Actual or anticipated variations in earnings;
•	Legislation or actions by government regulators;
•	Changes in dividends;
•	Issuance of common stock or other equity securities in the future;
•	Operating and stock performance of other companies deemed to be peers;
•	Announcement of developments related to our business;
•	New technology or services offered by traditional and non-traditional competitors;
•	Changes in analysts’ recommendations or projections; and
•	Cyclical fluctuations

We may be required to raise capital in the future.

If real estate conditions in the Company’s markets do not moderate or continue to deteriorate over a protracted period, negatively affecting our net interest income and increasing provisions and write-downs associated with nonperforming assets, additional capital could be required in the future. Such capital may not be available on favorable terms and could significantly dilute the ownership of existing shareholders. The Company and SEB are currently deemed “well-capitalized” under regulatory guidelines. The Company’s current capital position is disclosed in Note 14 to the Consolidated Financial Statements.

We have suspended dividend payments until our operating performance improves. Regulatory approval will be required prior to payment of a future dividend.

The Company has suspended dividends until operating performance improves and credit losses abate. As a result, common shareholders will not receive any current cash payouts. The dividend reduction could adversely affect the market price of our common stock.

Item 1B.     Unresolved Staff Comments.

None

Item 2.     Properties.

Company Property. The Company’s executive offices are located in SEB’s main banking office at 1010 North Way, Darien, Georgia.

Banking Facilities. Besides its main office in Darien, SEB has fifteen other banking offices in northeast Florida and southeast Georgia as shown in the next table.

Banking Offices

Florida	542238 US Highway 1 Nassau County Callahan, Florida 32011	463128 State Road 200 Nassau County Yulee, Florida 32097

15885 County Road 108 Nassau County Hilliard, Florida 32046

Georgia	15 Trade Street Glynn County Brunswick, Georgia 31525	1501 GA Highway 40 East Camden County Kingsland, Georgia 31548

	620 S. Peterson Avenue Coffee County Douglas, Georgia 31533	105 Bacon Street Brantley County Nahunta, Georgia 31553

	15039 Highway 17 McIntosh County Eulonia, Georgia 31331	910 Van Streat Highway Coffee County Nicholls, Georgia 31554

Georgia	4233 Second Street North Charlton County Folkston, Georgia 31537	2004 Highway 17 Bryan County Richmond Hill, Georgia 31324

	14 Hinson Street Jeff Davis County Hazlehurst, Georgia 31539	2512 Osborne Road Camden County St. Marys, Georgia 31558

	4604 Main Street East Brantley County Hoboken, Georgia 31542	414 Bedell Avenue Camden County Woodbine, Georgia 31569

The Company owns all of its main office and branch facilities. All properties except Eulonia have been renovated in the last seven years.

The Company also owns four parcels of land that are being held for future expansion; three parcels are located in Glynn County, in the St. Simons, Southport, and Sterling areas, and the fourth in Brantley County, near Waynesville.

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

Item 4.    (Removed and Reserved).

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s stock, which is not listed on a national securities exchange, trades over-the-counter under the symbol “SEBC.” The high and low sales prices shown below are based on information being posted to automated quotation systems by broker-dealers. These market prices may include dealer mark-up, markdown, and/or commission. Prices paid on treasury stock purchases with non-brokers are excluded from these results.

The following table sets forth the high and low sales prices, the cash dividends declared, and earnings per share on the Company’s common stock during the periods indicated.

Market Sales Price, Dividends Declared, & Earnings (Loss) Per Share	Quarter		Sales Price		Dividends Declared	Basic & Diluted Earnings (Loss)
			High	Low
2010	4	th	$9.00	$7.60	$-	$(2.16)
	3	rd	10.60	6.75	-	(0.85)
	2	nd	11.00	10.50	0.06 1/2	(0.66)
	1	st	11.01	10.00	0.06 1/2	(0.37)
2009	4	th	$11.75	$8.25	$0.06 1/2	$(0.09)
	3	rd	13.00	11.00	0.06 1/2	0.09
	2	nd	16.00	11.50	0.08 1/2	0.03
	1	st	14.00	11.00	0.08 1/2	0.20
2008	4	th	$19.00	$12.90	$0.12 1/2	$(0.02)
	3	rd	20.75	16.25	0.25	0.36
	2	nd	21.00	20.00	-	0.40
	1	st	23.15	19.75	0.25	0.38

The Company had approximately 500 shareholders of record at December 31, 2010.

On July 21, 2010, the Company’s Board of Directors voted to suspend dividends until operating performance improves and credit losses abate. The Company’s ability to pay dividends in the future will be dependent on earnings, capital adequacy, the availability of liquid assets for distribution, and regulatory approval. The Company is a legal entity separate from its bank subsidiary, and its revenues depend primarily on the payment of dividends from SEB. Separate regulatory approval will be required before SEB can itself pay a dividend. See the Capital Adequacy section of Part II, Item 7 for more details on the Company’s capital position. Refer to the Nonperforming Assets section of Part II, Item 7 for particulars on problem asset trends and their resultant effect on earnings.

The Company has also suspended its treasury stock program. Purchases made prior to the suspension are summarized in the table below:

Share Repurchases - 2010	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 – March 31	-	-	-	$6,196,969
April 1- 30	9,143	$10.00	9,143	6,105,539
May 1 – July 21	-	-	-	6,105,539
Total	9,143	$10.00	9,143

Shares of common stock available for issuance under the Company’s Stock Option Plan are detailed in the next table.

Equity Compensation Plans December 31, 2010	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders[1]	70,250	$15.23	[2]	79,750
Equity Compensation Plans Not Approved by Shareholders	-	-		-
Total	70,250	$15.23	[2]	79,750

1Comprises the 2006 Stock Option Plan.

2The weighted average contractual term of the outstanding options is 7.35 years.

See Note 9 to the Consolidated Financial Statements for additional information on outstanding options.

Item 6.     Selected Financial Data.

Selected financial data for the last five years is provided in the next table.

Financial Data	2010	2009	2008	2007	2006
(Dollars in thousands except per share data)

Summary of Operations:
Interest income	$17,460	$21,120	$24,798	$29,148	$26,513
Interest expense	4,647	5,833	8,093	9,905	6,869

Net interest income	12,813	15,287	16,705	19,243	19,644
Provision for loan losses	14,265	5,890	1,348	305	110
Noninterest income	3,891	4,450	3,570	5,153	3,728
Noninterest expense	15,276	13,626	14,048	13,708	13,577

Income before income tax expense (benefit)	(12,837)	221	4,879	10,383	9,685
Income tax expense (benefit)	(192)	(513)	1,329	3,352	3,110

Net income (loss)	$(12,645)	$734	$3,550	$7,031	$6,575

Net interest income – FTE[2]	$13,355	$15,887	$17,356	$19,982	$20,371
Selected Average Balances:
Total assets	$431,627	$413,957	$429,152	$410,126	$388,869
Earning assets[4]	392,338	380,018	393,756	379,257	360,589
Loans, net of unearned income	256,088	282,946	270,133	268,445	236,120
Investment securities	65,145	89,642	118,486	106,369	117,055
Deposits	367,966	341,863	356,559	343,209	328,491
Shareholders’ equity	54,856	57,146	57,310	54,852	51,615
Selected Year-End Balances:
Total assets	$427,633	$421,056	$434,987	$436,386	$410,302
Earning assets[4]	393,759	369,683	396,795	390,952	375,140
Loans, net of unearned income	245,624	275,726	279,757	269,477	247,765
Allowance for loan losses	9,916	7,170	4,929	4,510	4,240
Investment securities	74,300	74,626	115,480	120,460	126,286

Financial Data, continued:	2010	2009	2008	2007	2006
(Dollars in thousands except per share data)
Selected Year-End Balances:
Deposits	$375,195	$351,771	$349,810	$362,056	$341,951
Long-term debt	5,000	5,000	5,000	5,000	5,000
Treasury stock	8,894	8,803	8,350	8,308	7,356
Shareholders’ equity	44,806	56,559	57,184	56,737	52,186
Per Share Ratios:
Basic and diluted earnings (loss)	$(4.04)	$0.23	$1.12	$2.19	$2.04
Dividends declared	0.13	0.30	0.62 1/2	0.67	1.02
Book value	14.32	18.02	18.00	17.85	16.24
Market price:
High	11.00	16.00	23.15	30.00	30.00
Low	6.75	8.25	12.90	24.10	26.00
Common Share Data:
Outstanding at end of year	3,129,388	3,138,531	3,176,331	3,178,331	3,213,600
Basic and diluted weighted average outstanding	3,131,642	3,155,757	3,177,101	3,204,024	3,223,104
Financial Ratios and Other Data:
Profitability:
Return on average assets	(2.93)%	0.18%	0.83%	1.71%	1.68%
Return on beginning equity	(22.36)	1.28	6.26	13.47	13.31
Return on average equity	(23.05)	1.28	6.19	12.82	12.74
Net interest margin – FTE[2]	3.40	4.18	4.41	5.27	5.65

Liquidity:
Net loans[1] to total deposits	65.47	78.38	79.97	74.43	72.46
Average loans[1] to average earnings assets	65.27	74.46	68.60	70.78	65.48
Noninterest-bearing deposits to total deposits	14.76	15.73	15.90	17.80	23.68

Asset Quality:
Net charge-offs to average loans[1]	4.50	1.28	0.34	0.01	0.08
Nonperforming assets to net loans[1] plus foreclosed/repossessed assets	20.35	10.43	3.59	0.40	0.51
Allowance for loan losses to net loans[1]	4.04	2.60	1.76	1.67	1.71
Allowance to nonperforming loans	0.24	0.33	0.69	6.16	4.40

Capital Adequacy:
Tier 1 capital ratio[3]	15.88	17.90	17.40	17.93	18.36
Total capital ratio	17.16	19.17	18.66	19.18	19.61
Tier 1 leverage ratio	10.29	14.00	13.61	13.60	13.05
Dividend payout ratio	N/A	129.11	55.94	30.45	49.90

[1]	Net of unearned income
[2]	Financial ratios marked “FTE” are presented on a federal taxable-equivalent basis, using a tax rate of 34%.
[3]	The Company’s Tier 1 common equity is the same as its Tier 1 capital ratio.
[4]	Bank-owned life insurance is not included in the earning assets total.

In accordance with generally accepted accounting principles, prior period amounts have not been restated to reflect treasury stock purchases. The FTE adjustments, totaling approximately $542,000, $600,000, $651,000, $739,000, and $727,000 in 2010 - 2006, apply to interest earnings on tax-exempt loans and municipal securities.

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

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation, with assets exceeding $427,633,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank, the Company’s wholly-owned commercial bank subsidiary chartered in 1888, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking, and through an affiliation with a third party broker-dealer, provides insurance and investment brokerage services.

On December 10, 2010, the Company closed its branch at 601 Palisade Drive in the Southport area of Brunswick, Georgia. The leased facility, which opened in January 2007, had nominal loan and deposit volume.

FINANCIAL CONDITION

Consolidated assets totaled $427,633,057 at December 31, 2010, up $6,577,432 or 1.56% from December 31, 2009. A substantial increase in cash & cash equivalents offset by declines in net loans and investment securities was the primary factor in the 2010 results. Specifically, cash & cash equivalents, which include correspondent balances at the Federal Reserve and federal funds sold, increased $38,236,046, while other real estate grew $3,106,728; net loans declined $32,848,164, and investment securities dropped $326,227. A $23,423,778 increase in deposits precipitated the asset rise. Loans comprised approximately 62%, investment securities, 19%, and interest-bearing deposits in other banks, 18%, of earning assets at December 31, 2010 versus 75%, 20%, and 4%, at December 31, 2009. Overall, earning assets approximated 92% of total assets at December 31, 2010. During the year-earlier period, total assets declined $13,930,924 or 3.20%. Declines in investment securities and net loans were the predominant factors in the 2009 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources as well as the higher cash balances being maintained currently.

Investment Securities

Overall, investment securities declined $326,227 or 0.44% at December 31, 2010 compared to 2009. Purchases of securities, all during the fourth quarter and primarily comprising short-term securities with original maturities of 90 days or less, approximated $40,084,000, and redemptions, $42,035,000. The short-term securities, mainly Agency discount notes and U.S. Treasury bills, were purchased primarily to collateralize public funds as required by law. Earlier in 2010 and also, 2009, participation in the FDIC Temporary Liquidity Guarantee Program reduced the need for securities collateral for public funds deposits. Effective December 31, 2010, the FDIC amended its deposit insurance program to eliminate insurance coverage above $250,000 on NOW accounts, which are the predominant account type used by public funds. The change in insurance coverage necessitated and will continue to necessitate the purchase of securities to collateralize affected public funds. Other purchase activity has been nominal as management sought to improve the Company’s overall liquidity position by maintaining available cash in interest-bearing deposits in other banks.

Five securities were sold in 2010. Specifically, a municipal holding with a cost basis of $320,000 was sold at a $2,320 loss, and four corporate holdings of the same issuer were sold at a $141,088 loss. Proceeds from the corporate sales totaled $4,274,250. In 2009, securities totaling $15,431,591 were sold at a net gain of $160,014. Approximately $11,239,740 or 73% of the 2009 sales occurred in the corporate sector, 15% in the U.S. Government and federal agency sector, and 12% in the municipal sector. The remaining redemptions both years were largely attributable to various issuers’ exercise of call options and prepayments in the normal course of business and also, the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. At December 31, 2010, agency residential mortgage-backed securities, municipals, and corporates comprised 15%, 23%, and 11% of the portfolio; other agency and U.S. Government enterprise securities together comprised 51%. Overall, securities comprised 19% of earning assets at December 31, 2010, down from 20% at year-end 2009. The portfolio yield approximated 5.19% in 2010, down 12 basis points from 5.31% in 2009. Yields are expected to decline further during 2011 due largely to anticipated purchases, including short-term purchases, and year-over-year reductions in corporate securities; on a weighted average basis, these corporate securities had higher yields than many of the other holdings in the portfolio.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 66.45% of the carrying value of debt securities, including mortgage-backed securities, being backed by U.S. Government agency and U.S. Government-sponsored enterprises at December 31, 2010. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $10,766,005 residential mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) at December 31, 2010. Residential mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. Management continues to monitor the viability of both FNMA and FHLMC as going concerns: In 2010 and early 2011, the U.S. Treasury again reiterated its support of FNMA and FHLMC although changes in the FNMA and FHLMC business model are expected going forward. Besides FNMA and FHLMC, the Company also owned Ginnie Mae mortgage securities with a carrying value of $199,616 at December 31, 2010. U.S. Government and federal agency holdings comprised U.S. Small Business Administration obligations, and U.S. Government-sponsored enterprise holdings comprised Federal Home Loan Bank (“FHLB”), FHLMC, and Federal Farm Credit Bank obligations at December 31, 2010. Credit concern surrounding the FHLB system continues to be widespread. The FHLB obligations owned by the Company carry the highest rating available from Moody’s and Standard and Poor’s. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock, which totaled $1,173,700 at December 31, 2010, is included in other assets and recorded at cost.

At December 31, 2010 and also, year-end 2009, the entire corporate portfolio comprised issues of banks and bank holding companies domiciled in the southeastern United States. These corporate debt obligations were all rated “B+” or higher by at least one nationally recognized rating agency at December 31, 2010 except for three non-rated trust preferred securities with an aggregate carrying value of $3,102,003 and unrealized loss of $372,391. The $774,787 net unrealized loss on the total corporate portfolio, down $2,489,498 or 76.26% from year-end 2009 and including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues still affecting the banking industry. As discussed further above and in Note 2 to the Consolidated Financial Statements, the Company sold four “B+” at a $141,088 loss in 2010 and also recorded a $45,059 other-than-temporary impairment charge; refer to the next paragraph for more details on the impairment charge. Except for seventeen non-rated issues with fair values aggregating $4,301,826, all securities in the municipal portfolio were rated, investment grade securities. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At December 31, 2010, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. In 2010, the Company recognized a $45,059 impairment loss on one holding; this security was subsequently sold – also in 2010 - at no additional loss. The Company still holds a security from the same issuer; this residual holding had a carrying value of $452,500 and unrealized loss of $39,338 at December 31, 2010. In 2009, no impairment charge was recorded. Additional impairment charges on the Company’s holdings could become necessary in the future if the economic crisis facing the banking industry does not abate and various issuers’ financial condition continues to weaken.

The weighted average life of the portfolio approximated 2.60 years at year-end 2010; management does not expect any material extension in duration during 2011. The amortized cost and estimated fair value of investment securities are delineated in the following table.

Investment Securities by Category December 31,	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(Dollars in thousands)

Available-for-sale:
Debt securities:
U.S. Government and federal agency securities
2010	$ 4,551	$ 188	$ -	$ 4,739
2009	4,243	161	-	4,404
2008	7,457	259	-	7,716
U.S. Government-sponsored enterprise securities
2010	33,550	118	-	33,668
2009	19,538	395	1	19,932
2008	28,643	660	-	29,303
Agency residential mortgage-backed securities
2010	10,323	642	-	10,965
2009	16,872	694	-	17,566
2008	26,185	403	36	26,552
Obligations of states and political subdivisions
2010	16,588	370	137	16,821
2009	22,263	510	126	22,647
Corporate debt obligations
2010	8,881	21	795	8,107
2009	13,341	-	3,264	10,077
2008	24,598	191	3,106	21,683
Total available-for-sale
2010	73,893	1,339	932	74,300
2009	76,257	1,760	3,391	74,626
2008	86,883	1,513	3,142	85,254

Held-to-maturity:[1]
Debt securities:
Obligations of states and political subdivisions
2010	-	-	-	-
2009	-	-	-	-
2008	30,226	418	345	30,299
Total investment securities:
2010	$ 73,893	$1,339	$ 932	$74,300
2009	76,257	1,760	3,391	74,626
2008	117,109	1,931	3,487	115,553
[1]All	investment securities classified as held-to-maturity were transferred to the available-for-sale category on February 2, 2009.

At December 31, 2010, the market value of the investment portfolio reflected $932,192 in gross unrealized losses, mostly in the corporate portfolio. Management continues to monitor these market values closely and hopes for an eventual recovery as issues facing banks and their affiliates are fully addressed. Capital raises and other strategic initiatives enacted by these organizations have been positive developments for these corporate holdings; nonetheless, ratings downgrades and additional losses have occurred and may continue. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this Analysis.

The Company did not have a concentration in the obligations of any issuer at December 31, 2010 other than U.S. Government agencies, U.S. Government enterprises, and certain corporate holdings. At December 31, 2010, the Company held $5,380,199 in corporate securities issued by two separate regional bank holding companies; these holdings comprised 7.24% of the total securities portfolio and 66.37% of the corporate portfolio. These particular securities remained in the corporate portfolio at March 31, 2011.

The distribution of maturities and the weighted average yields of debt securities at December 31, 2010 are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may, in many instances, have the right to call or prepay obligations.

Maturity Distribution of Investment Securities December 31, 2010	1 Year or Less	1 – 5 Years	5 – 10 Years	After 10 Years	Total
(Dollars in thousands)

Distribution of maturities
Amortized cost:
U.S. Government and federal agency securities	$-	$1,325	$2,191	$1,035	$4,551
U.S. Government-sponsored enterprise securities	28,709	2,841	-	2,000	33,550
Agency residential mortgage-backed securities[1]	996	8,346	128	853	10,323
Obligations of states and political subdivisions[2]	1,240	7,894	5,591	1,863	16,588
Corporate debt obligations	-	492	1,476	6,913	8,881
Total investment securities	$30,945	$20,898	$9,386	$12,664	$73,893
Fair value:
U.S. Government and federal agency securities	$-	$1,378	$2,326	$1,035	$4,739
U.S. Government-sponsored enterprise securities	28,724	2,855	-	2,089	33,668
Agency residential mortgage-backed securities[1]	1,016	8,899	142	908	10,965
Obligations of states and political subdivisions[2]	1,244	8,131	5,684	1,762	16,821
Corporate debt obligations	-	453	1,497	6,157	8,107
Total investment securities	$30,984	$21,716	$9,649	$11,951	$74,300
Weighted average yield:
U.S. Government and federal agency securities	-	4.70%	5.47%	1.17%	4.27%
U.S. Government-sponsored enterprise securities	0.73%	2.18%	-	5.05%	1.11%
Agency residential mortgage-backed securities[1]	3.98%	4.93%	6.57%	5.06%	4.87%
Obligations of states and political subdivisions[2]	7.14%	6.34%	6.55%	6.40%	6.48%
Corporate debt obligations	-	5.70%	6.00%	7.25%	6.95%
Total investment securities	1.09%	5.09%	6.21%	6.13%	3.74%
[1]	Distribution of maturities for mortgage-backed securities is based on expected average lives, which may differ from the contractual terms.
[2]

The weighted average yields for tax-exempt securities have been calculated on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense pertaining to tax-exempt income.

Loans

Loans, net of unearned income, fell 10.92% or $30,102,308 since year-end 2009. The net loans to deposits ratio aggregated 65.47% at December 31, 2010 versus 78.38% and 79.97% at December 31, 2009 and 2008, respectively. The loan categorization table below reflects declines of $24,130,689 in real estate - construction balances, $3,478,467 in real estate – residential mortgage balances, $743,632 in the commercial portfolio, and $1,787,572 in consumer loans at year-end 2010 compared to 2009. The $24,130,689 or 21.72% decline in real estate - construction balances resulted from multiple factors, including pay-downs, and as further discussed in the next two subsections, significant charge-offs and foreclosures. These loans, widely known as acquisition and development loans, continued to be predominantly residential in nature and concentrated in the Company’s coastal markets at December 31, 2010. These type loans are typically short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Due to the current slowdown in real estate activity, overall duration of these particular loans increased during the last year and is expected to increase further in 2011. The escalation in nonperforming assets attributable to these loans is also expected to continue into 2011. With the exception of existing commitments, the Company is originating new acquisition and development loans only to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral. Although the Company, comparable to peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans of any volume in its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees for its participation in these origination transactions; refer to the disclosures provided under Results of Operations for more details. Overall, the commercial portfolio declined $743,632 or 0.75% from year-end 2009 to 2010. Nonfarm real estate loans, agricultural loans, and other commercial/industrial loans within this portfolio declined $472,259, $1,200,013, and $2,788,770; tax-free government loans grew $3,717,410. The tax-free loans serve as a bridge for local government bodies anticipating property tax collections and are intended to be short-term. Tighter credit policies and less demand throughout SEB’s branches both contributed to the 13.25% and 6.67% declines in consumer and real estate – residential mortgage loans in 2010.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline further in 2011. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to remain elevated given the Company’s significant real estate portfolio. During the same period in 2009, net loans declined 1.44% or $4,030,839. The real estate portfolio contributed most of the 2009 decline. Loans outstanding are presented by type in the following table.

Loans by Category December 31,	2010	2009	2008	2007	2006
(Dollars in thousands)
Commercial, financial, and agricultural[1]	$98,329	$99,073	$96,492	$88,844	$87,255
Real estate – construction[3]	86,972	111,103	121,194	123,095	104,212
Real estate – residential mortgage[2,3]	48,687	52,165	47,239	39,988	39,340
Consumer, including credit cards	11,701	13,488	14,961	17,686	17,071
Loans, gross	245,689	275,829	279,886	269,613	247,878
Unearned income	(65)	(103)	(129)	(136)	(112)
Loans, net	$245,624	$275,726	$279,757	$269,477	$247,766
[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate - mortgages are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

The amount of commercial and real estate - construction loans outstanding at December 31, 2010, based on remaining contractual repayments of principal, are shown by maturity and interest rate sensitivity in the following table. The maturities shown are not necessarily indicative of future principal reductions or cash flow since borrowers may prepay balances, and additionally, loans may be renewed in part or total at maturity.

Loan Maturity and Interest Rate Sensitivity – Selected Loans December 31, 2010	Total	Within One Year	One- Five Years	After Five Years
(Dollars in thousands)

Loan maturity:
Commercial, financial, and agricultural[1]	$ 96,527	$46,663	$43,900	$5,964
Real estate – construction[1]	65,132	50,053	14,691	388
Total	$161,659	$96,716	$58,591	$6,352

Interest rate sensitivity:
Selected loans with:
Predetermined interest rates[2]			$57,024	$5,507
Floating or adjustable interest rates			1,567	845
Total			$58,591	$6,352
[1]	Excludes nonaccrual loans totaling approximately $1,802 in commercial, financial, and agricultural category and $21,840 in real estate - construction category.
[2]	Includes loans with floating rates that have reached a contractual floor or ceiling.

Many commercial and real estate credits with floating rates have reached their contractual floors. Additionally, many recent originations and renewals have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $105,800,000 at year-end 2010 compared to $134,500,000 at December 31, 2009 and $77,400,000 at December 31, 2008. The average yield on these particular outstandings, which included all loan types, was 5.38%, or 213 basis points above New York prime, at December 31, 2010. In 2009 and also, in 2010, management shortened maturity options on commercial credits, a move that should mitigate the Company’s interest sensitivity position when prime adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At December 31, 2010, approximately 82.62% of the loan portfolio was comprised of loans with real estate as the primary collateral, including land tracts and lots. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of northeast Florida and particularly, southeast Georgia. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $31,685,000 at year-end 2010, down $2,689,000 from year-end 2009. The decline in overall commitments results from the Company’s decision to reduce its exposure to higher risk areas, including acquisition and development lending, as well as customer decisions not to renew their lines. The Company funded letters of credit totaling $0 and $19,672 during 2010 and 2009; no losses resulted from this funding. Because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessions, totaled $52,240,017 at December 31, 2010. Overall balances jumped 76.59% or $22,657,834 at year-end 2010 from December 31, 2009 but fell $1,367,903 from September 30, 2010. As a percent of total assets, nonperforming assets totaled 12.22% at December 31, 2010 versus 7.03% at December 31, 2009 and 2.33% at December 31, 2008. Nonperforming assets materially and adversely affected the Company’s business, resources, and operating results in 2010, and management expects continuing adverse effects in 2011. Acquisition and development loans remained the primary factor in the nonperforming trends. Summary information about nonperforming assets and accruing loans past due 90 days or more is provided in the following table; narrative discussing each major category begins thereafter.

Nonperforming Assets[1] December 31,	2010	2009	2008	2007	2006
(Dollars in thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$1,802	$1,483	$1,232	$112	$235
Real estate – construction	21,840	13,410	3,594	109	121
Real estate – residential mortgage	4,507	2,312	1,595	350	318
Consumer, including credit cards	373	459	241	161	290
Total nonaccrual loans	$28,522	$17,664	$6,662	$732	$964
Troubled debt restructured loans[2]	12,669	3,998	468	-	-
Total nonperforming loans	$41,191	$21,662	$7,130	$732	$964
Foreclosed real estate[3]	11,034	7,916	3,005	305	288
Other repossessed assets	15	5	10	30	15
Total nonperforming assets	$52,240	$29,583	$10,145	$1,067	$1,267
Accruing loans past due 90 days or more	$121	$211	$135	$776	$647
Ratios:
Nonperforming loans to net loans[4]	16.77%	7.86%	2.55%	0.27%	0.39%
Nonperforming assets to net loans[4] plus foreclosed/repossessed assets	20.35%	10.43%	3.59%	0.40%	0.51%
[1]

See Note 3 to the Consolidated Financial Statements for definitional variance between impaired and nonperforming loans and also, categorization differences resulting from disaggregation of loan portfolio required in footnote disclosure.

[2]	Does not include restructured loans reported as nonaccrual.
[3]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.
[4]	Net of unearned income.

Nonaccrual Loans. Nonaccrual loans comprised $28,521,942 or 54.60% of nonperforming asset balances at December 31, 2010. Approximately $31,345,000 of loans were placed on nonaccrual status during 2010, $11,472,000 charged-off, $6,185,000 transferred out by foreclosure, and $2,830,000 reduced by payments or other repossession. At December 31, 2010, real estate-secured loans comprised $27,922,483 or 97.90% of total nonaccrual balances. Nonaccrual balances did not contain any other industry concentrations at year-end 2010. The collateral underlying nonaccrual balances at December 31, 2010 is presented in the next table.

Nonaccrual Loans by Collateral Type December 31,	2010	2009
(Dollars in thousands)
Collateral type:
Real estate:
Land tracts	$6,027	$6,869
Lots within developments	11,682	5,005
Residential dwellings	8,828	3,993
Commercial buildings	1,385	965
Total real estate	27,922	$16,832
Equipment	442	586
Other	158	246
Total nonaccrual loans	$28,522	$17,664

Approximately 92% of the real estate collateral underlying nonaccrual balances at December 31, 2010 was located in Georgia, predominantly coastal Georgia, with the balance in Florida. Nonaccrual balances included one participation loan at December 31, 2010. This particular loan, with a balance of $697,186, is the only purchased participation on the Company’s books.

Relationships above $250,000 comprised 85.12% or $24,278,384 of nonaccrual balances at December 31, 2010. Cumulative charge-offs recognized on these 14 large relationships, primarily acquisition and development relationships, totaled $9,519,921 at December 31, 2010; $1,283,248 of these charge-offs were recognized in 2009 and $8,236,673 in 2010. The specific allowance allocated to these 14 relationships totaled $977,974 at December 31, 2010. Additional charge-offs recognized on these particular credits since year-end 2010 aggregated $836,237. The table below presents nonaccrual loans by relationship tiers.

Nonaccrual Loans by Relationship Tiers December 31, 2010	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
< $250,000	145	$4,244	14.88%	$ 29
> $250,000 - $750,000	5	2,223	7.79%	445
> $750,000	9	22,055	77.33%	2,451

Total nonaccrual loans	159	$28,522	100.00%	$ 179

Nonaccrual Loans by Relationship Tiers December 31, 2009	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
< $250,000	127	$3,618	20.48%	$ 28
> $250,000 - $750,000	4	1,844	10.44%	461
> $750,000	6	12,202	69.08%	2,034

Total nonaccrual loans	137	$17,664	100.00%	$ 129

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

Subsequent to year-end, loans with principal balances approximating $3,751,000 were placed on nonaccrual status, reduced by charge-offs totaling $1,211,590. The largest credit within this group, formerly TDR and secured by residential lots and timberland, had a $4,200,000 balance at December 31, 2010 and was charged down $1,166,296; the balance was also reduced by a $700,000 principal payment during early 2011. The specific allowance applying to this credit totaled $1,167,280 at December 31, 2010. An additional $461,033 TDR relationship which migrated to nonaccrual status since year-end is discussed in the next paragraph. Management is currently reappraising the underlying real estate on both credits and reviewing legal remedies and other solutions prior to foreclosure. Unless pricing and demand in the real estate markets improve, management expects other borrowers, including borrowers with loan balances above $250,000, to also stop servicing their loans. As noted in the Operations section of this Analysis, management expects the Company to be only marginally profitable in 2011, if at all. The Company regularly stress tests its capital position to measure its ability to withstand deterioration in operating performance and asset quality. Nonaccrual and other impaired loans, including acquisition and development loans, figure prominently in these stress tests. Fortunately, the Company’s capital levels remain strong and able to withstand significant reductions before reaching regulatory minimums. At March 31, 2011, nonaccrual loans totaled $26,652,249, reflecting a $1,869,693 reduction since December 31, 2010. Although nonaccrual levels are expected to remain elevated in the near-term, management is optimistic that charge-offs and the associated provision peaked in 2010.

TDRs. The troubled debt restructurings (“TDR”) balance of $12,669,230 at December 31, 2010 comprised loan relationships for which payment concessions were granted. Seven large relationships with balances ranging from $267,000 - $4,200,000 comprised the entire TDR balance at December 31, 2010. These balances were variously secured by commercial & residential real estate and accounts receivable, inventory, & equipment. The specific allowance allocated to the aggregate TDR balance totaled $1,539,405 at December 31, 2010. During the 2011 first quarter, two relationships – one approximating $4,200,000 and the other, $461,000 – were moved to nonaccrual status; subsequent to the nonaccrual move, a $1,166,296 charge-off, as discussed further in the preceding paragraph, was recorded on the larger credit. In accordance with regulatory guidance, a $2,328,000 relationship in compliance with its modified terms and yielding a market rate was also removed from TDR status subsequent to year-end. The TDR balance totaled $5,665,958 at March 31, 2011 and is not expected to increase further in 2011.

The allowance for loan losses approximated 0.24X the nonperforming loans balance at December 31, 2010 versus 0.33X at December 31, 2009 and 0.69X at December 31, 2008. As noted earlier, management expects overall credit conditions and the performance of the loan portfolio to remain weak in the near term, resulting in additional charge-offs and more provisioning until the real estate markets stabilize.

Foreclosed Real Estate. Foreclosures, constructive sales, and subsequent devaluations within foreclosed real estate balances totaled $6,184,591, $959,342, and $2,107,118 during 2010. Foreclosures of one residential dwelling, two land tracts, and one commercial lot comprised 77% of the 2010 foreclosures; charge-offs totaling $1,187,134 were recognized on these properties prior to foreclosure followed by a $271,440 devaluation charge after foreclosure. Charge-offs recognized on all underlying credits prior to their 2010 foreclosures approximated $1,833,935. The next table details foreclosed real estate by real estate type.

Foreclosed Real Estate by Type December 31,	2010	2009
(Dollars in thousands)
Real estate:
Land tracts	$5,584	$3,598
Lots within developments	2,025	1,809
Residential dwellings	2,986	2,033
Commercial buildings	439	476
Total foreclosed real estate	$11,034	$7,916

Approximately 80% of year-end holdings were located in Georgia with the balance in Nassau County, Florida. Aggregate holdings in a single established subdivision increased from $1,330,000 at December 31, 2009 to $2,747,280 at year-end 2010 due to foreclosure activity. Additional foreclosure activity, net of sales, increased the Company’s holdings in this one subdivision to approximately $3,350,000 at March 31, 2011; this activity is discussed further on the next page. The next largest holding in any established subdivision approximated $366,000 at December 31, 2010.

The following table presents foreclosed real estate based on collateral values of individual properties.

Foreclosed Real Estate by Property Valuations December 31, 2010	Number of Properties	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Property Valuation:
< $250,000	49	$ 2,940	26.64%	$ 60
> $250,000 - $750,000	4	2,365	21.44%	591
> $750,000	5	5,729	51.92%	1,146

Total foreclosed real estate	58	$11,034	100.00%	$ 190

Foreclosed Real Estate by Property Valuations December 31, 2009	Number of Properties	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Property Valuation:
< $250,000	30	$2,589	32.71%	$ 86
> $250,000 - $750,000	5	2,627	33.18%	525
> $750,000	2	2,700	34.11%	1,350

Total foreclosed real estate	37	$7,916	100.00%	$ 214

As shown in the preceding table, foreclosed real estate balances included nine material properties aggregating $8,093,889 at December 31, 2010; individual values ranged from $570,000 - $1,402,000. Charge-offs recognized on these larger properties prior to foreclosure approximated $1,960,000; except for charges totaling $674,976, these charge-offs were all recognized prior to 2010. Charge-offs recognized life-to-date on all active properties totaled $2,782,307; devaluations recognized subsequent to foreclosure on these properties totaled $2,327,124 life-to-date at December 31, 2010. Approximately 85% or $1,970,545 of these devaluation charges were recorded in 2010.

Certain foreclosed real estate balances pertain to the same borrower. The next table presents foreclosed real estate aggregated by relationship tiers.

Foreclosed Real Estate by Relationship Tiers December 31, 2010	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
< $250,000	31	$ 1,995	18.08%	$ 64
> $250,000 - $750,000	2	1,058	9.59%	529
> $750,000	6	7,981	72.33%	1,330

Total foreclosed real estate	39	$11,034	100.00%	$ 283

Foreclosed Real Estate by Relationship Tiers December 31, 2009	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
< $250,000	16	$1,216	15.36%	$ 76
> $250,000 - $750,000	5	2,284	28.85%	457
> $750,000	3	4,416	55.79%	1,472

Total foreclosed real estate	24	$7,916	100.00%	$ 330

Foreclosures subsequent to year-end approximated $2,500,000, sales, $588,000, and devaluations, $161,000. One foreclosure of raw land in an established neighborhood comprised 47% or $1,173,000 of the 2011 foreclosures to-date; no charge-off applied to this property. The remaining foreclosures in 2011 to-date, including hunting acreage, residential tracts, and a former barbecue restaurant, had values ranging from $4,600 - $334,000. Separately, a single home sale in the same subdivision noted above comprised 97% of sales activity through March 31, 2011.

Although foreclosed properties continue to be marketed aggressively, management expects to incur carrying costs for at least one year. Any additional devaluation will be charged to operations. The Company’s foreclosed real estate holdings can be viewed via a link from its website at www.southeasternbank.com or directly at www.liveatthecoast.com. No significant activity occurred within other repossessed assets during 2010.

Accruing Loans Past Due. Loans past due 90 days or more and still accruing totaled $120,939, or less than 1% of net loans, at December 31, 2010. Management is unaware of any material concentrations within these past due balances; the vast majority, or 78%, of these past due balances were secured by real estate.

Loans past due 30 - 89 days comprised 1.25% of net loans at December 31, 2010, totaling $3,076,239. Approximately 83% of these past due loans were secured by real estate, including $1,197,251 in owner-occupied properties. Four loans, averaging $299,313 each, comprised 100% of the owner-occupied and 39% of total 30 – 89 day past due balances at December 31, 2010. The two largest owner-occupied credits, which aggregated $734,000, were individually evaluated for impairment during the first quarter of 2011, with a $40,730 valuation allowance applied although they are now current. Other than the owner-occupied credits, no loans within these past due balances exceeded $250,000 at December 31, 2010.

Other. Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans totaled $4,520,331 at December 31, 2010, down $12,262,652 or 73.07% from December 31, 2009. The 2010 decline resulted primarily from transfers of certain loans classified as “individually impaired” to nonaccrual status. The year-end 2010 balance pertained to seven separate borrowers whose loan repayment was expected to come foremost from sales of underlying real estate collateral. Due to lagging sales and lingering distress in the real estate markets, payment of principal and interest on these coastal real estate loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario – liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these seven classified credits totaled $865,909 at December 31, 2010. The $865,909 assumes a loss if the underlying real estate required liquidation currently. Management fully expects additional relationships to be identified as impaired in 2011, necessitating specific allowances for the underlying loans.

Fluctuations in nonperforming assets, charge-offs, and recoveries for earlier periods are discussed in the Form 10-Ks filed for those years. Simply put, variations in these nonpeformings pale in comparison to 2009 and 2010 results.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The 2010 provision for loan losses totaled $14,265,000, and net charge-offs, $11,519,144. The comparable provision and charge-off amounts for 2009 were $5,890,000 and $3,649,474 and in 2008, $1,348,000 and $929,054. Deterioration in the real estate portfolio, particularly land acquisition and development loans, was the overriding factor in the 2010 provision; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 4.50% of average loans in 2010, up significantly from 1.28% in 2009 and 0.34% in 2008. Charge-offs on acquisition and development credits, which were discussed in the nonaccrual and foreclosed property section, comprised $9,511,063, or 81% of total charge-offs in 2010. No material recoveries were recognized in 2010. Refer to the Nonperforming Assets subsection of this Analysis for references on charge-offs and recoveries recognized in 2010 and prior years. As further mentioned in other sections of this Analysis, the Company is committed to prompt recognition of problem loans and an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the next table.

Allowance for Loan Losses Years Ended December 31,	2010	2009	2008	2007	2006
(Dollars in thousands)

Allowance for loan losses at beginning of year	$7,170	$4,929	$4,510	$4,240	$4,311
Provision for loan losses	14,265	5,890	1,348	305	110
Charge-offs:
Commercial, financial, and agricultural	525	397	247	33	142
Real estate – construction	9,511	3,305	388	16	4
Real estate – residential mortgage	1,443	239	211	10	26
Consumer, including credit cards	211	300	197	208	192
Total charge-offs	11,690	4,241	1,043	267	364
Recoveries:
Commercial, financial, and agricultural	47	63	21	71	47
Real estate – construction	43	446	1	1	-
Real estate – residential mortgage	16	7	9	45	20
Consumer, including credit cards	65	76	83	115	116
Total recoveries	171	592	114	232	183
Net charge-offs	11,519	3,649	929	35	181
Allowance for loan losses at end of period	$9,916	$7,170	$4,929	$4,510	$4,240
Net loans outstanding[1] at end of period	$245,624	$275,726	$279,757	$269,477	$247,766
Average net loans outstanding[1] at end of period	$256,088	$282,946	$270,133	$268,445	$236,120
Ratios:
Allowance to net loans	4.04%	2.60%	1.76%	1.67%	1.71%
Net charge-offs to average loans	4.50%	1.28%	0.34%	0.01%	0.08%
Provision to average loans	5.57%	2.08%	0.50%	0.11%	0.05%
Recoveries to total charge-offs	1.46%	13.96%	10.93%	86.89%	50.27%
[1]Net	of unearned income

The Company prepares a comprehensive analysis of the allowance for loan losses monthly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at December 31, 2010 but expects further provisioning in 2011. During the first quarter of 2011, an additional $660,000 was provisioned and $2,205,368 charged-off, net of recoveries; specific allowances established in 2010 applied to a substantial percentage of these first quarter 2011 charge-offs.

The allowance is summarized by loan categories in the next table.

Allocation of Allowance for Loan Losses December 31,	2010	2009	2008	2007	2006
(Dollars in thousands)

Allocation of allowance by loan category:
Commercial, financial, and agricultural	$716	$853	$1,109	$1,281	$1,616
Real estate – construction[1]	7,133	5,300	2,339	1,825	986
Real estate – residential mortgage[1]	1,748	562	866	686	633
Consumer, including credit cards	262	455	615	636	650
Unallocated	57	-	-	82	355
Total	$9,916	$7,170	$4,929	$4,510	$4,240

Allocation of allowance as a percent of total allowance:
Commercial, financial, and agricultural	7%	12%	22%	29%	38%
Real estate – construction[1]	72%	74%	48%	40%	23%
Real estate – residential mortgage[1]	18%	8%	18%	15%	15%
Consumer, including credit cards	3%	6%	12%	14%	16%
Unallocated	-	-	-	2%	8%
Total	100%	100%	100%	100%	100%

Year-end loan categories as a percent of total loans:
Commercial, financial, and agricultural	40%	36%	35%	33%	35%
Real estate – construction[1]	35%	40%	43%	46%	42%
Real estate – residential mortgage[1]	20%	19%	17%	15%	16%
Consumer, including credit cards	5%	5%	5%	6%	7%
Total	100%	100%	100%	100%	100%

[1]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate - mortgage are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

Refer to the Nonperforming Assets subsection of this Analysis for details on the allowance allocated to classified loans at December 31, 2010. Growth in the allowance allocated to real estate – construction loans was largely attributable to loss experience within that portfolio.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of December 31, 2010.

LIQUIDITY

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Liquidity is vital to any financial institution and its importance cannot be overstated, particularly during periods of economic crisis. Overall liquidity position is determined by the types of assets, and their duration, on the balance sheet; encumbrances; borrowing capacity from customer deposits or other sources; and retained earnings. In short, assets, predominantly loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. The last few years, in an effort to become more liquid, the Company has increased its most liquid assets, namely cash and cash equivalents. Cash and cash equivalents, which variously comprise cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, increased $38,236,046 or 89.69% at year-end 2010 compared to December 31, 2009 and $26,245,111 in 2009 compared to 2008. Cash and cash equivalents represented 18.91% of total assets at December 31, 2010 versus 10.13% at December 31, 2009 and

3.77% at December 31, 2008. The cost of the liquidity improvement has been a sacrifice of some earnings potential. Certain liquidity ratios are presented in the Selected Financial Data table in Part II, Item 6. Liquidity sources are discussed further in the next subsections of this Analysis.

Cash flows from the loan and securities portfolios represent important components of the Company’s overall liquidity position. At December 31, 2010, loans1 and investment securities with carrying values exceeding $147,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. Refer to the Maturity Distribution table in the Investment Securities subsection of this Analysis for pertinent information on contractual and other redemptions of these instruments. Of course, loans are subject to refinancing, and loans and particularly, securities, may be pledged to secure public funds and other borrowing arrangements. At December 31, 2010, 87.66% or $65,127,641 of the Company’s securities portfolio was pledged; when adjusted for overpledging due to cyclical variations in public funds and contingency pledging to the Federal Reserve Bank discount window, approximately $19,000,000 or 26% of the securities portfolio was unencumbered at December 31, 2010. The entities to which the excess collateral is pledged have no legal claim on such collateral unless amounts are owed under other obligations. As discussed in the Financial Condition section of this Analysis and also below, the FDIC amended its deposit insurance program effective December 31, 2010, and NOW accounts are no longer insured above $250,000. The change in insurance coverage necessitated the purchase of securities to collateralize affected public funds at year-end 2010 and will continue in 2011 and beyond.

The Company has long benefited from a relatively large, stable deposit base. Customer-based core deposits, traditionally the Company’s largest and most cost-effective source of funding, comprised 81% of the funding base at December 31, 2010, down 100 basis points from year-end 2009 levels. The variation in core deposits is largely attributable to an increase in time certificates with balances of $100,000 or more at December 31, 2010 compared to year-end 2009; these particular balances grew over $5,955,000 in 2010. Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Borrowed funds, which variously encompass U.S. Treasury demand notes, federal funds purchased, Federal Reserve discount window borrowings, and FHLB advances, totaled $5,762,782 at December 31, 2010 versus $10,753,595 at December 31, 2009. The $4,990,813 or 46.41% decline in borrowed funds resulted primarily from the maturity of a $5,000,000 FHLB advance discussed further below. The maximum amount of U.S. Treasury demand notes available to the Company at year-end 2010 totaled $2,000,000, of which $762,782 was outstanding. At December 31, 2010, the Company also had $5,584,581 of borrowing capacity at the Federal Reserve Bank discount window; no amounts were outstanding against the capacity at December 31, 2010, and except for periodic testing of availability, the Company intends to use this capacity on a limited basis. Due to nonperforming assets and other trends, the Company is not currently eligible for any unsecured federal funds lines of credit from its correspondent banks.

Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses. The Statements of Cash Flows within this Form 10-K provide a comprehensive breakdown of cash flows provided by or used in operating, investing, and financing activities.

In the third quarter of 2009, the FDIC announced its plan to restore DIF balances as a result of recent bank failures. The restoration plan required all FDIC-insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead estimated for the three future years and paid prior to December 31, 2009. The Company paid the required assessment on December 29, 2009 and concurrently recorded a prepaid asset within other assets on the Consolidated Balance Sheets. This prepaid asset totaled $1,125,000 at December 31, 2010. Any differences between the prepaid and actual amounts due each quarter will be funded using existing available liquidity.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2011. Refer to the Capital Adequacy section of this Analysis for details on dividend policy and the Financial Condition section for details on unfunded loan commitments.

1No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

Deposits

Deposits increased 6.66% or $23,423,778 since year-end 2009. Interest-bearing deposits grew $23,366,638 or 7.88% while noninterest-bearing deposits increased a marginal $57,140. Within interest-bearing deposits, NOW, money market, savings, and time certificate balances grew $13,635,443, $2,442,192, $409,645, and $6,879,358, respectively. The majority of the growth in NOW balances occurred in local government balances, predominantly Georgia-based. Conversely, the growth in money market balances resulted largely from Florida-based non-personal accounts. The modest increase in savings deposits was due to customers seeking FDIC-insured investments in this low rate environment. Time certificate balances of $100,000 or more increased $5,955,375 in 2010 and represented 50.39% of certificate totals at December 31, 2010. Lower balance certificate totals grew $923,923 or 1.37% since December 31, 2009. The Company has focused certificate pricing on customers who also have non-certificate deposit and/or loan balances. Funding costs associated with deposits declined 18.00% overall in 2010 versus 2009 due to reductions in cost of funds; see the Results of Operations section of this Analysis for more details. No single factor precipitated the slight increase in noninterest-bearing deposits; these balances tend to be somewhat cyclical. Noninterest-bearing deposits continue to carry unlimited deposit insurance, regardless of dollar amount, until December 31, 2012 under provisions of the Dodd-Frank Act; a separate insurance surcharge from the FDIC does not apply as all banks participate in this program. Overall, interest-bearing deposits comprised 85.24%, and noninterest-bearing deposits, 14.76%, of total deposits at December 31, 2010. Approximately 82% of year-end deposits were based in Georgia and the residual 18% in Florida. The distribution of interest-bearing balances at December 31, 2010, 2009, and 2008 is shown in the following table.

	2010		2009		2008

Interest-Bearing Deposits December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)

Interest-bearing demand deposits[1]	$127,631	39.91%	$111,553	37.63%	$95,160	32.35%
Savings	54,033	16.89%	53,624	18.09%	65,166	22.15%
Time certificates < $100,000	68,538	21.43%	67,614	22.81%	66,942	22.76%
Time certificates ≥ $100,000	69,616	21.77%	63,660	21.47%	66,913	22.74%
Total interest-bearing deposits	$319,818	100.00%	$296,451	100.00%	$294,181	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $24,402,000 and $22,109,000 of the overall deposit base at December 31, 2010 and 2009. On an aggregate basis, public funds comprised approximately 18% of the deposit base at both December 31, 2010 and December 31, 2009. The Company had no brokered deposits at December 31, 2010 and 2009.

As shown in the next table, approximately 90% of time certificates at December 31, 2010 were scheduled to mature within the next twelve months.

Maturities of Certificates of Deposit December 31, 2010	Balances
	< $100,000	≥ $100,000	Total
(Dollars in thousands)

Months to maturity:
3 or less	$16,745	$19,252	$35,997
Over 3 through 12	43,588	45,348	88,936
Over 12 through 36	7,189	4,916	12,105
Over 36	1,016	100	1,116
Total	$68,538	$69,616	$138,154

The average balances table included in the Operations section of this Analysis provides detailed information about income/expense and rates paid on deposits for the last three years. The composition of average deposits for these same periods is shown next.

	2010		2009		2008

Composition of Average Deposits Years Ended December 31,	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)

Noninterest-bearing deposits	$57,508	15.63%	$56,383	16.49%	$60,386	16.94%
Interest-bearing demand deposits[1]	117,827	32.02%	94,315	27.59%	108,336	30.38%
Savings	54,991	14.94%	59,030	17.27%	60,708	17.03%
Time certificates	137,640	37.41%	132,135	38.65%	127,129	35.65%
Total	$367,966	100.00%	$341,863	100.00%	$356,559	100.00%

[1]	NOW and money market accounts.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at year-end 2010, down 50% from December 31, 2009. One $5,000,000 advance that accrued interest at an effective rate of 6.00% was not renewed upon its March 2010 maturity. Additional advances outstanding at December 31, 2010 included a $2,500,000 fixed rate advance due July 30, 2012 with an effective rate of 2.35% and another $2,500,000 fixed rate advance due July 29, 2013 with an effective rate of 2.89%. The loan collateral previously pledged against these advances has been released, and at December 31, 2010, the two advances were collateralized by cash balances held at the FHLB. Additional funding is not currently available from the FHLB.

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

The Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios over a twelve-month period. Based on the latest analysis, the Company continues to be asset sensitive and exposed to declining earnings if interest rates fall. The simulation model estimates changes in net interest income based on various gradual and shocked/instantaneous scenarios, as shown in the next table. The model projects that the Company’s earnings will increase as rates rise and decrease if rates drop. The base fed funds rate used in the model assumes a 0.00% - 0.25% range.

	Effect on Net Interest Income
Market Rate Change	Gradual	Immediate Shock
+300 basis points	4.91%	20.74%
+200 basis points	1.76%	9.93%
+100 basis points	0.44%	3.13%
-100 basis points	(0.25)%	(2.91)%

The Company’s asset sensitivity has increased since year-end 2009 due largely to the significant growth in interest-bearing balances in other banks; the increase in these balances is further discussed in the Liquidity section of this Analysis.

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

CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (for the Company, a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At December 31, 2010, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 15.88%, 17.16%, and 10.29%. On a stand-alone basis, SEB’s same ratios totaled 14.40%, 15.68%, and 9.32%. Minimum capital standards are slated to increase in the future; refer to Government Supervision and Regulation in Part I, Item 1 for more details. The Company is committed to maintaining its well-capitalized status and stress tests its capital position on a regular basis to gauge its ability to withstand deterioration in asset quality and operating performance.

Capital ratios for the most recent periods are presented in the next table.

Capital Ratios December 31,	2010	2009	2008	2007	2006
(Dollars in thousands)
Tier 1 capital:
Total shareholders’ equity	$44,806	$56,559	$57,184	$56,737	$52,186
Accumulated other comprehensive loss (income)	(269)	1,076	1,075	(16)	598
Intangible assets and other adjustments	-	-	(133)	(448)	(507)
Total Tier 1 capital	44,537	57,635	58,126	56,273	52,277
Tier 2 capital:
Portion of allowance for loan losses	3,585	4,063	4,184	3,930	3,568
Allowable long-term debt	-	-	-	-	-
Total Tier 2 capital	3,585	4,063	4,184	3,930	3,568
Total risk-based capital	$48,122	$61,698	$62,310	$60,203	$55,845
Risk-weighted assets	$280,441	$321,904	$333,965	$313,827	$284,789
Risk-based ratios:
Tier 1 capital[1]	15.88%	17.90%	17.40%	17.93%	18.36%
Total risk-based capital	17.16%	19.17%	18.66%	19.18%	19.61%
Tier 1 leverage ratio	10.29%	14.00%	13.61%	13.60%	13.05%
Shareholders’ equity to assets	10.48%	13.43%	13.15%	13.00%	12.72%

[1]	The Company’s Tier 1 common equity is the same as its Tier 1 capital ratio.

Due to the net loss incurred, book value per share declined 20.53% or $3.70 during 2010 to $14.32 at year-end. Dividends declared and paid totaled $0.13, down $0.17 or 57% from 2009. The Company has suspended future dividend payments and treasury stock purchases until operating performance improves and credit losses abate. Regulatory approval will be required prior to payment of a future dividend or treasury stock purchases. For more specifics on equity matters, refer to both Shareholder Matters in Part II, Item 5, and Note 14 to the Consolidated Financial Statements.

The Company has granted various employees options to purchase shares of common stock; refer to Note 9 of the Consolidated Financial Statements for details on the number of options outstanding and the range of exercise prices.

Accumulated other comprehensive income (loss), which measures net fluctuations in the fair values of investment securities, improved $1,344,713 during 2010. Further details on investment securities, including corporates, and their associated fair values are contained in the Financial Condition section of this Analysis.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

RESULTS OF OPERATIONS

The Company recognized a $12,644,963 net loss in 2010 compared to net income of $734,087 in 2009. On a per share basis, the net loss totaled $4.04 in 2010, a $4.27 decline from $0.23 net income in 2009. Major variances in the 2010 – 2009 comparative results included:

•	$8,375,000 increase in the provision for loan losses to address loan quality issues;
•

$2,473,837 reduction in net interest income due to an increase in nonaccrual loans and lower average balances on higher-yielding earning assets, specifically loans and investment securities, offset by a reduction in interest expense on deposits and other borrowed funds;

•	$188,467 net loss on sales ($143,408) and other-than-temporary impairment ($45,059) of investment securities available-for-sale during 2010 versus a $160,014 net gain on sales in 2009;
•	$2,096,163 net loss on sales and other write-downs on foreclosed real estate in 2010 versus $368,146 in 2009; and significantly,
•

Disallowance of deferred tax assets for both regulatory and financial accounting purposes, which increased the Company’s net loss by approximately $5,000,000. The Company is optimistic these tax benefits will be recaptured in the future.

Earnings declined $2,815,726 in 2009 compared to 2008. Variations in net interest income and noninterest income/expense are further discussed in the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section and income taxes, in Note 10 to the Consolidated Financial Statements.

Selected ratios for the measurement of net income and equity are presented in the next table.

Return on Equity and Assets Years Ended December 31,	2010	2009	2008	2007	2006

Return on average assets	(2.93)%	0.18%	0.83%	1.71%	1.68%
Return on average equity	(23.05)%	1.28%	6.19%	12.82%	12.74%
Dividend payout ratio[1]	N/A	129.11%	55.94%	30.45%	49.90%
Average equity to average assets ratio	12.71%	13.80%	13.15%	13.00%	12.72%

[1]	Refer to the Capital Adequacy section of this Analysis for particulars on the Company’s dividend policy.

Net Interest Income

Due to margin compression resulting largely from increased nonaccrual loans and high cash equivalent balances, net interest income declined $2,473,837 or 16.18% during 2010 compared to 2009. Additionally, reducing cost of funds in the current economic cycle to mitigate earnings pressure on assets has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher and lowered margins and spreads for competitor banks attempting to maintain market share. Although many variable rate loans have reached a contractual floor, reducing asset sensitivity, asset rates remain exceedingly low and deposit costs high on a relative basis. Net interest income and resultant margins and spreads are projected to decline further in 2011 due to a) yield reductions on a year-over-year basis, due largely to higher cash equivalent balances and shortened maturities on investment securities; b) overall lower average balances on loans; and c) increases in nonperforming assets, particularly nonaccrual loans and foreclosed real estate, also on an average basis. As discussed earlier, unless collected, nonaccrual balances adversely affect interest income two ways – interest reversals and nonearning status. To recap, the net interest margin approximated 3.40% for 2010 versus 4.18% in 2009; the interest rate spread, 3.12% versus 3.76%. Interest earnings on loans and investment securities fell $2,547,342 and $1,259,260 in 2010 compared to 2009 while interest income on other assets increased $146,528. Asset yields averaged 4.59% in 2010, down 113 basis points from 5.72% in 2009; see the interest differential table on the next page for more details on changes in interest income attributable to volume and rates in 2010 versus 2009. Interest expense on deposits and other borrowed funds declined $1,186,237 or 20.34% in 2010 compared to 2009. Cost of funds fell 49 basis points, totaling 1.47% in 2010 versus 1.96% in 2009. The reduced funding costs resulted mainly from lower rates on deposits in 2010 compared to 2009. Although interest expense on time certificates declined $1,037,726 or 24.21% in 2010 versus 2009, higher average balances, competitive pressure, and the aforementioned lag affect have constrained desired rate reductions in this product. Nonetheless, rate pressure on certificates continued to ease in 2010 and is expected to drop further during 2011. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit/funding fluctuations and the Company’s asset/liability sensitivity position.

The intense competition for deposits and certain loans continued throughout 2010 and also early 2011 and shows no sign of abating. The high number of financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass, grow, and maintain market share. Volume of assets and deposits become even more important as margins decline. Long-term strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last three years are provided in the following table.

	2010			2009			2008
Average Balances[6] Years Ended December 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Cash and due from banks	$10,500			$14,247			$17,919
Interest-earning assets:
Loans, net[1,2,4]	256,088	$14,449	5.64%	282,946	$16,935	5.99%	270,133	$18,903	7.00%
Interest-bearing deposits in other banks	67,686	162	0.24%	2,180	4	0.18%	41	1	2.44%
Federal funds sold	2,150	5	0.23%	3,894	8	0.21%	3,976	95	2.39%
Taxable investment securities[3]	47,825	2,256	4.72%	67,053	3,267	4.87%	91,465	4,622	5.05%
Tax-exempt investment securities[3,4]	17,320	1,126	6.50%	22,589	1,494	6.61%	27,021	1,783	6.60%
Other interest-earning assets	1,269	4	0.32%	1,356	13	0.96%	1,120	45	4.02%
Total interest-earning assets	392,338	18,002	4.59%	380,018	21,721	5.72%	393,756	25,449	6.46%
Allowance for loan losses	(7,647)			(6,130)			(4,677)
Premises and equipment, net	11,538			12,066			12,357
Intangible and other assets	24,464			15,732			11,134
Unrealized losses on investment securities	434			(1,976)			(1,337)
Total Assets	$431,627			$413,957			$429,152
Liabilities and Shareholders’ Equity
Noninterest-bearing deposits	$57,508			$56,383			$60,386
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	117,827	$822	0.70%	94,315	$720	0.76%	108,336	$1,511	1.39%
Savings	54,991	384	0.70%	59,030	426	0.72%	60,708	573	0.94%
Time deposits	137,640	3,248	2.36%	132,135	4,286	3.24%	127,129	5,552	4.37%
Federal funds purchased	41	-	0.00%	1,350	13	0.96%	3,523	99	2.81%
U.S. Treasury demand note	591	-	0.00%	537	-	0.00%	729	11	1.51%
Federal Home Loan Bank advances	6,027	193	3.20%	10,329	389	3.77%	7,602	347	4.56%
Total interest-bearing liabilities	317,117	4,647	1.47%	297,696	5,834	1.96%	308,027	8,093	2.63%
Other liabilities	2,146			2,732			3,429
Shareholders’ equity	54,856			57,146			57,310
Total Liabilities and Shareholders’ Equity	$431,627			$413,957			$429,152
Excess of interest-earning assets over interest-bearing liabilities	$75,221			$82,322			$85,729
Interest rate spread			3.12%			3.76%			3.83%
Net interest income		$13,355			$15,887			$17,356
Net interest margin			3.40%			4.18%			4.41%
[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Interest income includes loan fees and late charges of approximately $850,000, $906,000, and $997,000 in 2010, 2009, and 2008.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. The taxable-equivalent amounts included in the above table aggregated approximately $542,000, $600,000, and $651,000 in 2010, 2009, and 2008. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	Now and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table on the previous page provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for each of the last three years. The table below summarizes the changes in interest income and interest expense attributable to volume and rates in 2010 and 2009.

Interest Differential[1]	2010 Compared to 2009 Increase (Decrease) Due to			2009 Compared to 2008 Increase (Decrease) Due to
Years Ended December 31,	Volume	Rate	Net	Volume	Rate	Net
(Dollars in thousands)

Interest income:
Loans[2,3]	$(1,550)	$(936)	$(2,486)	$865	$(2,833)	$(1,968)
Interest-bearing deposits in other banks	156	2	158	5	(2)	3
Federal funds sold	(4)	1	(3)	(2)	(85)	(87)
Taxable investment securities	(910)	(101)	(1,011)	(1,195)	(160)	(1,355)
Tax-exempt investment securities[3]	(343)	(25)	(368)	(293)	4	(289)
Other interest-earning assets	-	(9)	(9)	8	(40)	(32)
Total interest income	(2,651)	(1,068)	(3,719)	(612)	(3,116)	(3,728)

Interest expense:
Interest-bearing demand deposits[4]	168	(66)	102	(176)	(615)	(791)
Savings	(29)	(13)	(42)	(15)	(132)	(147)
Time deposits	172	(1,210)	(1,038)	211	(1,477)	(1,266)
Federal funds purchased	(6)	(7)	(13)	(42)	(44)	(86)
U.S. Treasury demand note	-	-	-	(2)	(9)	(11)
Federal Home Loan Bank advances	(144)	(52)	(196)	110	(68)	42
Total interest expense	161	(1,348)	(1,187)	86	(2,345)	(2,259)
Net change in net interest income	$(2,812)	$280	$(2,532)	$(698)	$(771)	$(1,469)
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

Noninterest Income and Expense

Noninterest income increased $559,553 or 12.57% in 2010 compared to 2009. Major elements in the 2010 results included:

a)

Net gain (loss) on sales of investment securities available-for-sale: The Company recognized a net loss of $(143,408) on the sale of one municipal and four corporate bonds in 2010 versus a $160,014 net gain on sales in 2009. The Financial Condition section of this Analysis contains additional details on securities transactions.

b)

Service charges on deposit accounts: Service charges on deposit accounts declined $123,854 or 4.43% in 2010 compared to 2009 and $159,762 or 5.41% in 2009 compared to 2008. Lower volume of overdraft fees was the main factor in the decline both years. Regulatory changes impacting overdraft fees are discussed in Part I, Item 1 of this Analysis.

c)

Other noninterest income: Other noninterest income declined $132,277 or 8.85% in 2010 compared to 2009. A $126,398 decline in mortgage origination fees and a $100,000 reduction in litigation credits were partially offset by a $110,870 improvement in ATM and debit card fees. The decline in mortgage origination was largely a function of demand, and staff engaged in the origination function have either been eliminated or reassigned due to this downturn. SEB still collects fees for mortgage originations from third parties, but on a limited basis currently. The $100,000 litigation credit collected in the fourth quarter of 2009 was a one-time event resulting from a judgment against a borrower. By type and amount, the chief components of other noninterest income in 2010 were ATM and debit fee income, $574,585; income on bank-owned life insurance, with a resultant yield approximating 6.25% on a federal taxable-equivalent basis, $238,212; income on sale of check products, $95,264; credit card interchange fees, $92,755; safe deposit box rentals, $91,538; commissions on the sale of credit life insurance (separate from third party broker-dealer affiliation), $78,048; and mortgage origination fees, $61,739. Together, these seven income items comprised 90.40% of other noninterest income. In 2009, these same seven income components comprised 84.54% of other noninterest income. Regulation that could reduce ATM and debit card fee income going forward is discussed in Part I, Items 1 and 1A of this Analysis.

Noninterest expense increased $1,650,180 or 12.11% in 2010 compared to 2009. The chief factors impacting 2010 results included:

a)

Salaries and employee benefits: Personnel costs fell 3.57% or $261,324 in 2010 after declining $513,181 in 2009. Declines in salaries and profit-sharing accruals, which include 401-K matching contributions under the Company’s safe harbor plan, accounted for virtually all the 2010 variation. Specifically, salaries declined $189,289 overall and profit-sharing accruals, $69,056, in 2010 compared to 2009. Refer to Note 9 of the Consolidated Financial Statements for more details on the profit-sharing plan, including its 401(k) component. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, in 2010. Profit-sharing accruals and other fringe benefits constituted the remaining 3% and 14% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2010. In 2009, reductions in both officer and employee salaries, incentive accruals, and profit-sharing plan contributions accounted for most of the variation in personnel costs.

b)

Occupancy and equipment, net: Net occupancy and equipment expense declined $76,690 or 2.82% in 2010 after declining 11.02% in 2009. Savings of $62,138 and $72,826 related to janitorial expense and depreciation/amortization expense were partially offset by a $20,231 increase in data line expense. The janitorial savings resulted from a reduction in the number of days the bank facilities are cleaned each week. The depreciation/amortization reduction is directly related to various furniture and equipment, as well as software, reaching fully depreciated status. These depreciated assets remain in good working condition and have not been replaced as management curtails spending on high dollar items. The increase in data line expense resulted from a one-time charge related to new bandwidth over the Company’s network system; the telecommunications upgrade will reduce comparative expense in future periods. In 2009, reductions in building and proof maintenance costs were key factors in the overhead results. Specifically, expense related to facility repair and maintenance was $167,557 lower in 2009 than 2008, and the proof department reduced its comparative maintenance costs $80,671 due to implementation of Check 21 (electronic submission of checks to the Federal Reserve).

c)

Write-downs on other real estate: Write-downs on foreclosed real estate increased $1,720,539 in 2010 compared to 2009. These write-downs correlate with updated appraisals of property held for sale. As further discussed in the Financial Condition section of this Analysis, real estate values in coastal Georgia and northeast Florida remain depressed.

d)

Other noninterest expense: Other noninterest expense increased $215,118 or 6.69% in 2010 after increasing $427,300 or 13.54% in 2009. An $182,760 jump in other real estate and repossessed asset costs (separate from write-downs discussed in preceding paragraph); a $62,848 increase in external attorney fees, mostly pertaining to collection efforts; and an $83,186 increase in fraud and other losses on deposit accounts were primary variables in the 2010 results. The jump in repossessed asset costs is directly related to increased ORE holdings and includes insurance, property taxes, maintenance, and similar costs. A single scam perpetrated in one office accounted for most of the fraud loss; law enforcement and other authorities have investigated the incident, but any recovery from the third parties responsible is highly unlikely. Besides FDIC expense, which totaled $767,379 in 2010, $685,243 in 2009, and $72,736 in 2008 and aggregated accounting, consulting, and legal fees, which totaled $426,693 in 2010, $339,734 in 2009, and $342,398 in 2008, no individual component of noninterest expense aggregated or exceeded 10% of the total in 2010. Note 11 of the Consolidated Financial Statements contains additional disclosures on noninterest expense, and also noninterest income, which exceeded the 10% threshold in 2009 and 2008.

As noted above, the FDIC significantly increased assessment charges for deposit insurance coverage in 2010 and 2009. These assessment expenses will materially and adversely impact the Company’s operating results in 2011 and beyond. Recent revisions to assessment rules and their impact on the Company are further discussed in Part I, Item 1, and the Liquidity section of this Analysis. Management anticipates that losses and other costs associated with foreclosed real estate will remain elevated unless the Company’s coastal real estate markets stabilize and demand for properties – at reasonable prices – improves. Due to problem asset resolutions and continued margin compression, the Company expects to be only marginally profitable in 2011, if at all.

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

General allowances are established for loans grouped into pools that have similar characteristics, including smaller balance homogeneous loans. Management estimates probable losses by evaluating quantitative and qualitative factors for each loan portfolio segment, including net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming and restructured loans, product mix, underwriting practices, industry conditions, and economic trends.

Collateral valuations are based on appraisals, recent sales of comparable properties, and other relevant market and property-specific information. The value estimate is based on an orderly disposition and marketing period of the property. In limited instances, the Company will discount externally provided appraisals for justifiable and well-supported reasons, such as an appraiser not being aware of certain property-specific factors or recent sales information; the Company does not make upward adjustments to third party appraisals. Appraisals generally represent the “as is” value of the property unless improvements are being made, in which case “as completed” values are used.

The allowance may also include an unallocated component. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance for loan losses. The qualitative factors associated with unallocated allowances are subjective and require a high degree of judgment. These factors include the inherent imprecisions in mathematical models and credit quality statistics, recent economic uncertainties, losses incurred from recent events not reflected in general or specific allowances, and lagging or incomplete data. At December 31, 2010, approximately $57,000 of the allowance was unallocated.

The Company’s financial results are affected by changes in and the absolute level of the allowance. This process involves an analysis of complex internal and external variables and requires judgment to estimate an appropriate allowance. As a result of the uncertainty associated with this subjectivity, the precision of the amount reserved cannot be assured if the Company experiences sizeable loan losses in any particular period. For example, changes in the financial condition of individual borrowers or economic conditions could require significant increases or decreases in the level of the allowance. Such adjustments could materially affect net income due to changes in the provision. During 2010 and 2009, delinquencies and net charge-offs in the real estate portfolio, including land holding and development loans, increased significantly due to deterioration in the housing market. Market conditions were considered in deriving estimated reserves; however, given continued economic challenges and uncertainties, the ultimate amount of loss could vary significantly from that estimate. Refer to the Financial Condition section of this Analysis for additional discussion on the allowance.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, other real estate, other repossessed assets, and certain long-lived assets. Investment securities available-for-sale are measured at fair value on a recurring basis. Conversely, fair value is used on a non-recurring basis to evaluate certain other assets or liabilities for impairment, or for disclosure purposes; accordingly, these instruments are measured at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of fair values to change include modifications in prepayment speeds, discount rates, or other market interest rates and changes in credit or market risk. Estimates and assumptions are reviewed periodically, and the effects of such revisions are reflected in the Consolidated Financial Statements when applicable.

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

In estimating fair values for investment securities, observable market prices are the best evidence of exit price. If such market prices are not available for the exact securities owned, fair values are based on market prices of similar instruments, third party broker quotes, or otherwise estimated using industry-standard or other models whose inputs may be unobservable. The distressed market conditions associated with the economic downturn have impacted the Company’s ability to value certain investment securities. Even when third party pricing has been available, the reduced trading activity stemming from current market conditions has challenged the observability of these quotations. The Company’s use of unobservable inputs in valuing certain investment securities is described in Note 17 to the Consolidated Financial Statements.

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

The fair values of foreclosed real estate and other repossessions are typically based on recent appraisals by third parties or other market information, as adjusted for estimated selling costs. Further deterioration in property values within the Company’s markets, particularly coastal Georgia, could necessitate additional write-downs on foreclosed real estate. Estimates of fair value are also required when performing impairment analyses of long-lived assets. For long-lived assets, including intangibles, an impairment loss is recognized if the carrying amount of the asset exceeds its fair value and is not recoverable. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Factors that could trigger impairment include significant underperformance relative to historical or projected future operating results, changes in the use of the acquired assets, and negative industry or economic trends. The review of factors present and the resulting appropriate carrying value of other long-lived assets are subject to managerial judgments and estimates. Future events could cause the Company to conclude that an asset is impaired and a write-down is appropriate.

Income Taxes

The preparation of financial statements requires management to estimate its income taxes in each of the jurisdictions in which it operates. The measurement of income tax expense (benefit) and related asset and liability balances involves a high degree of judgment and subjectivity. Adjustments in tax estimates occur periodically due to changes in tax rates, interpretations of tax laws, examinations by tax authorities, and newly enacted regulation. These changes, when they occur, can impact accrued taxes and materially affect the Company’s operating results.

Accounting guidance requires a valuation allowance to be recorded for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realizable due to inability to generate sufficient taxable income in the requisite period and/or character necessary to utilize the deferred tax asset. In making this assessment, all sources of taxable income available to utilize the deferred tax asset are considered, including taxable income in carryback years, future reversals of existing temporary differences, any tax planning strategies, and future taxable income. Whether or not future taxable income, exclusive of temporary differences being reversed, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years, or a significant loss in a single year, is considered significant negative evidence, rendering reliance on future taxable income to realize a deferred tax asset difficult. Judgment is necessarily involved in making this assessment. Changes in judgment about the realizability of deferred tax assets and hence, the valuation allowance, in future years are recorded through income tax expense.

In the fourth quarter of 2010, the Company recorded a $4,777,526 valuation allowance for deferred tax assets. The establishment of the valuation allowance significantly and adversely affected the Company’s operating results and financial conditions, including regulatory capital ratios, in 2010. Once the Company again reports a pre-tax profit, minimal to no income tax expense is expected to be recorded due to reductions in the valuation allowance. Recapture of the deferred tax asset balance (i.e. reversal of the valuation allowance) is subject to considerable judgment. Nonetheless, the Company expects to reverse the majority of the valuation allowance once it returns to sustained profitability. Even after recovery of the deferred tax asset under GAAP, limitations will remain on including the deferred tax assets for regulatory capital purposes. The limitation results because once taxes paid in carryback periods are exhausted, banks must deduct from Tier 1 capital the lower of the amount by which net deferred tax assets exceed tax benefits realizable in one year or 10% of Tier 1 capital.

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

FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Annual Report on Form 10-K or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of federal securities laws, including, without limitation, statements regarding the Company’s outlook on earnings, stock performance, asset quality, economic conditions, real estate markets, and projected growth, and are based upon management’s beliefs as well as assumptions based on data currently available. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, they should be considered forward-looking statements. Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements include: (1) difficult economic conditions, both generally and in local markets, may persist, resulting in, among other things, further deterioration in credit quality, a reduction in demand for credit, or additional declines in real estate values; (2) the severe decline in the real estate and lending market, particularly in the Company’s coastal markets and primarily comprising acquisition and development loans, may continue to negatively affect financial results; (3) the allowance for loan losses may not be adequate to cover eventual loss; (4) future losses will be realized if proceeds received upon liquidation of nonperforming assets are less than carrying values of such assets; (5) restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals; (6) the Company’s recovery of its deferred tax asset could be delayed for an extended period; (7) the Company’s ability to raise any needed capital in a prolonged economic downturn may be impaired if market disruption and volatility continue or worsen; (8) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the Company’s business, revenue, and profit margins; (9) poor financial results may negatively affect liquidity, including liquidity from core deposits; (10) competitive pressures among depository and other financial institutions may increase significantly, resulting in lost business relationships or reduced margins; (11) changes in the interest rate environment may reduce margins or the volumes or values of loans made; (12) competitors may have greater financial resources and develop products that enable them to compete more successfully; (13) the Company’s ability to attract and retain key personnel can be affected by increased competition for experienced employees in the banking industry; (14) adverse changes may occur in the bond markets, affecting portfolio valuation and causing impairment; (15) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (16) economic, governmental, or other factors may prevent growth in the Company’s markets; (17) changes in consumer spending and savings habits could impede the Company’s ability to grow its loan and deposit portfolios; (18) the Company may be unfavorably impacted by litigation, which depends on judicial interpretations of law and findings of juries; (19) the dividend suspension may adversely affect the market price of the Company’s stock; (20) third party vendors who provide key components of the Company’s business infrastructure may have system failures or other difficulties which could materially affect operations; and (21) the risk factors discussed from time to time in the Company’s periodic reports filed with the SEC, including but not limited to, this Form 10-K. The Company undertakes no obligation to, and does not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

The response to this item commences on page 49. Selected Statistical Information is included within the management discussion in Part II, Item 7. Both the financial information and statistical information presented should be read in conjunction with the accompanying management discussion of Southeastern Banking Corporation and subsidiary.

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

Selected Quarterly Financial Data
2010 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

Interest income	$4,217	$4,263	$4,436	$4,544
Interest expense	1,033	1,127	1,211	1,276
Net interest income	3,184	3,136	3,225	3,268
Provision for loan losses	3,695	4,450	3,135	2,985
Net loss on sales of investment securities available-for-sale	-	-	(143)	-
Write-downs on other real estate	1,195	822	90	-
Loss before income tax expense (benefit)	(3,055)	(4,294)	(3,439)	(2,049)
Net loss	(6,768)	(2,652)	(2,052)	(1,173)
Basic and diluted loss per common share	$(2.16)	$(0.85)	$(0.66)	$(0.37)

Selected Quarterly Financial Data
2009 Quarter Ended	December 31	September 30	June 30	March 31
(Dollars in thousands except per share data)

Interest income	$5,060	$5,321	$5,333	$5,406
Interest expense	1,321	1,429	1,504	1,579
Net interest income	3,739	3,892	3,829	3,827
Provision for loan losses	2,350	1,350	1,250	940
Net gain (loss) on sales of investment securities available-for-sale	(40)	2	-	198
Write-downs on other real estate	170	120	97
Income (loss) before income tax expense (benefit)	(819)	230	17	794
Net income (loss)	(281)	273	104	638
Basic and diluted earnings (loss) per common share	$(0.09)	$0.09	$0.03	$0.20

A $4,777,526 valuation adjustment to deferred tax assets was the overriding factor in the increased operating loss during the 2010 fourth quarter compared to earlier periods in 2010. For a full discussion of the valuation allowance for deferred tax assets, see Note 10 to the Consolidated Financial Statements. Increased provision expense in the fourth quarter was the major variance in the 2009 results. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more details on the real estate loans necessitating the high provisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Banking Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southeastern Banking Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

April 26, 2011

Consolidated Balance Sheets

December 31,	2010	2009

Assets

Cash and due from banks	$8,206,514	$20,949,181
Interest-bearing deposits in other banks	70,511,991	19,533,278
Federal funds sold	2,150,000	2,150,000
Cash and cash equivalents	80,868,505	42,632,459

Investment securities:
Available-for-sale, at market value (amortized cost of $73,893,247 and $76,256,916 at December 31, 2010 and 2009)	74,299,903	74,626,130

Loans, gross	245,688,555	275,828,915
Unearned income	(65,007)	(103,059)
Allowance for loan losses	(9,915,559)	(7,169,703)
Net loans	235,707,989	268,556,153

Premises and equipment, net	12,107,464	11,706,110
Bank-owned life insurance, at cash surrender value	5,738,642	5,500,430
Other real estate	11,636,290	8,529,562
Other assets	7,274,264	9,504,781
Total Assets	$427,633,057	$421,055,625

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$55,377,519	$55,320,379
Interest-bearing demand, savings, and time deposits	319,817,600	296,450,962
Total deposits	375,195,119	351,771,341

U. S. Treasury demand note	762,782	753,595
Federal Home Loan Bank advances	5,000,000	10,000,000
Other liabilities	1,869,597	1,972,006
Total liabilities	382,827,498	364,496,942

Commitments and Contingencies

Shareholders’ Equity

Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,495,668	1,449,696
Retained earnings	47,459,963	60,512,342
Treasury stock, at cost	(8,894,461)	(8,803,031)
Accumulated other comprehensive income (loss)	268,393	(1,076,320)
Total shareholders’ equity	44,805,559	56,558,683
Total Liabilities and Shareholders’ Equity	$427,633,057	$421,055,625

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,129,388	3,138,531
Treasury shares	451,409	442,266

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations

Years Ended December 31,	2010	2009	2008

Interest income:
Interest and fees on loans	$14,284,084	$16,831,426	$18,842,934
Interest on investment securities:
Taxable	2,256,191	3,266,985	4,621,908
Tax-exempt	748,476	996,942	1,192,362
Other interest income	171,531	25,003	140,502
Total interest income	17,460,282	21,120,356	24,797,706

Interest expense:
Interest on deposits	4,454,038	5,431,672	7,636,012
Interest on Federal Home Loan Bank advances	192,666	388,708	346,858
Interest on other borrowings	313	12,874	109,710
Total interest expense	4,647,017	5,833,254	8,092,580

Net interest income	12,813,265	15,287,102	16,705,126

Provision for loan losses	14,265,000	5,890,000	1,348,000
Net interest income (loss) after provision for loan losses	(1,451,735)	9,397,102	15,357,126

Noninterest income:
Service charges on deposit accounts	2,670,955	2,794,809	2,954,571
Net gain (loss) on sales of investment securities available-for-sale	(143,408)	160,014	178,655
Other noninterest income	1,362,952	1,495,229	1,461,567
Total noninterest income	3,890,499	4,450,052	4,594,793

Noninterest expense:
Salaries and employee benefits	7,062,846	7,324,170	7,837,351
Occupancy and equipment expense, net	2,641,982	2,718,672	3,055,411
Other-than-temporary impairment loss on debt security	45,059	-	1,024,681
Net gain on sales of other real estate	(10,955)	(18,433)	(13,460)
Write-downs on other real estate	2,107,118	386,579	503
Other noninterest expense	3,429,776	3,214,658	3,168,461
Total noninterest expense	15,275,826	13,625,646	15,072,947

Income (loss) before income tax expense (benefit)	(12,837,062)	221,508	4,878,972

Income tax expense (benefit)	(192,099)	(512,579)	1,329,159
Net income (loss)	$(12,644,963)	$734,087	$3,549,813

Basic and diluted earnings (loss) per common share	$(4.04)	$0.23	$1.12
Basic and diluted weighted average common shares outstanding	3,131,642	3,155,757	3,177,101

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholder’s Equity

	Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Shares	Stated Value		Retained Earnings	Treasury Stock		Total
Balance, December 31, 2007	3,178,331	$4,475,996	$1,391,723	$59,161,894	$(8,307,905)	$15,602	$56,737,310
Comprehensive income:
Net income	-	-	-	3,549,813	-	-	3,549,813
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $(823,432)	-	-	-	-	-	(1,598,427)	(1,598,427)
Reclassification adjustment for net (gain) loss on sales of investment securities available-for-sale included in net income, net of tax (benefit) of $71,462	-	-	-	-	-	(107,193)	(107,193)
Reclassification adjustment for other-than-temporary impairment loss on debt security included in net income, net of tax (benefit) of $(409,872)	-	-	-	-	-	614,809	614,809
Total comprehensive income							2,459,002
Cash dividends declared, $0.62 1/2 per share	-	-	-	(1,985,707)	-	-	(1,985,707)
Stock-based compensation	-	-	15,065	-	-	-	15,065
Purchase of treasury stock	(2,000)	-	-	-	(42,127)	-	(42,127)
Balance, December 31, 2008	3,176,331	4,475,996	1,406,788	60,726,000	(8,350,032)	(1,075,209)	57,183,543

Comprehensive income:
Net income	-	-	-	734,087	-	-	734,087
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $(101,754)	-	-	-	-	-	(197,525)	(197,525)
Reclassification adjustment for net (gain) loss on sales of investment securities available-for-sale included in net income, net of tax (benefit) of $54,405	-	-	-	-	-	(105,609)	(105,609)
Reclassification adjustment for gains (losses) on investment securities transferred from held-to-maturity to available-for-sale category, net of tax (benefit) of $155,587	-	-	-	-	-	302,023	302,023
Total comprehensive income							732,976
Cash dividends declared, $0.30 per share	-	-	-	(947,745)	-	-	(947,745)
Stock-based compensation	-	-	42,908	-	-	-	42,908
Purchase of treasury stock	(37,800)	-	-	-	(452,999)	-	(452,999)
Balance, December 31, 2009	3,138,531	4,475,996	1,449,696	60,512,342	(8,803,031)	(1,076,320)	56,558,683

	Common Stock		Additional Paid-In Capital			Accumulated Other Comprehensive Income (Loss)
	Shares	Stated Value		Retained Earnings	Treasury Stock		Total
Balance, December 31, 2009	3,138,531	$4,475,996	$1,449,696	$60,512,342	$(8,803,031)	$(1,076,320)	$56,558,683
Comprehensive loss:
Net loss	-	-	-	(12,644,963)	-	-	(12,644,963)
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $628,649	-	-	-	-	-	1,220,326	1,220,326
Reclassification adjustment for net (gain) loss on sales of investment securities available-for-sale included in net loss, net of tax (benefit) of $(48,759)	-	-	-	-	-	94,649	94,649
Reclassification adjustment for other-than-temporary impairment loss on debt security included in net loss, net of tax (benefit) of $(15,321)	-	-	-	-	-	29,738	29,738

Total comprehensive loss							(11,300,250)

Cash dividends declared, $0.13 per share	-	-	-	(407,416)	-	-	(407,416)
Stock-based compensation	-	-	45,972	-	-	-	45,972
Purchase of treasury stock	(9,143)	-	-	-	(91,430)	-	(91,430)
Balance, December 31, 2010	3,129,388	$4,475,996	$1,495,668	$47,459,963	$(8,894,461)	$268,393	$44,805,559

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash flows

Years Ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(12,644,963)	$734,087	$3,549,813
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	745,960	818,786	830,859
Amortization and accretion, net	245,636	325,402	(73,471)
Provision for loan losses	14,265,000	5,890,000	1,348,000
Deferred income tax expense (benefit)	2,231,569	(422,907)	(555,798)
Net (gain) loss on sales of investment securities available-for-sale	143,408	(160,014)	(178,655)
Other-than-temporary impairment loss on debt security	45,059	-	1,024,681
Increase in cash surrender value of bank-owned life insurance	(238,212)	(245,830)	(235,183)
Net gain on sales of other real estate	(10,955)	(18,433)	(13,460)
Write-downs on other real estate	2,107,118	386,579	503
Impairment of intangible assets	-	89,627	256,775
Stock-based compensation	45,972	42,908	15,065
Decrease in interest receivable	378,257	506,712	654,037
Decrease in interest payable	(218,293)	(339,031)	(61,655)
Net change in income tax receivable or payable	(1,459,430)	(1,268,053)	489,581
(Increase) decrease in prepaid FDIC assessments	700,119	(1,825,119)	-
Net increase in other assets	(335,562)	(62,784)	(756,578)
Net decrease in other liabilities	(22,380)	(279,772)	(1,008,742)
Net cash provided by operating activities	5,978,303	4,172,158	5,285,772
Cash flows from investing activities:
Purchase of investment securities available-for-sale	(40,084,014)	-	(482,225,589)
Purchase of investment securities held-to-maturity	-	-	(3,943,860)
Proceeds from sales of investment securities available-for-sale	4,591,930	15,431,591	12,205,989
Proceeds from maturities, calls, and paydowns of investment securities:
Available-for-sale	37,442,649	24,519,796	471,328,144
Held-to-maturity	-	799,700	5,275,350
Net (increase) decrease in loans	12,658,291	(5,193,080)	(13,970,067)
Purchase of Federal Home Loan Bank stock	-	-	(982,400)
Redemption of Federal Home Loan Bank stock	140,100	234,300	395,500
Capital expenditures, net	(1,147,314)	(113,688)	(850,108)
Proceeds from sales of other real estate	721,982	320,419	112,461
Net cash provided by (used in) investing activities	14,323,624	35,999,038	(12,654,580)
Cash flows from financing activities:
Net increase (decrease) in deposits	23,423,778	1,961,550	(12,246,385)
Net decrease in federal funds purchased	-	(6,258,000)	(1,034,000)
Net increase (decrease) in U. S. Treasury demand note	9,187	(1,228,891)	1,299,963
Advances from Federal Home Loan Bank	-	12,000,000	32,000,000
Repayment of advances from Federal Home Loan Bank	(5,000,000)	(19,000,000)	(20,000,000)
Purchase of treasury stock	(91,430)	(452,999)	(42,127)
Dividends paid	(407,416)	(947,745)	(2,780,290)
Net cash provided by (used in) financing activities	17,934,119	(13,926,085)	(2,802,839)
Net increase (decrease) in cash and cash equivalents	38,236,046	26,245,111	(10,171,647)
Cash and cash equivalents at beginning of year	42,632,459	16,387,348	26,558,995
Cash and cash equivalents at end of year	$80,868,505	$42,632,459	$16,387,348

Years Ended December 31,	2010	2009	2008
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$4,865,310	$6,172,285	$8,154,235
Income taxes paid (refunded), net	(982,469)	1,185,000	1,500,000
Noncash investing and financing transactions:
Increase in unrealized gains (losses) on investment securities available-for-sale	2,037,442	(1,680)	(1,652,744)
Transfer of investment securities from held-to-maturity to available-for-sale category	-	28,811,418	-
Real estate acquired through foreclosure	6,184,591	5,585,253	2,805,241
Loans made in connection with sales of other real estate	259,718	25,807	10,346
Valuation allowance for deferred taxes	4,777,526	-	-

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Southeastern Banking Corporation is a bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Southeastern Bank. The Company operates within one business segment, community banking, offering a broad range of banking services to consumer and commercial customers through 16 banking offices in southeast Georgia and northeast Florida. The Company, whose tradition of service spans 120 years, is headquartered in Darien, Georgia.

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

The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank of Atlanta based on a percentage of deposits. Reserve balances totaled approximately $11,219,000 and $8,619,000 at December 31, 2010 and 2009.

Investment Securities

All debt securities are classified as available-for-sale and carried at fair value with unrealized gains and losses, net of deferred taxes, included in accumulated other comprehensive income as a component of shareholders’ equity. Interest income is recognized on an accrual basis with purchase premiums and discounts amortized as an adjustment to yield over the estimated life of the security. Securities available-for-sale can be sold in response to liquidity needs, changes in market interest rates, and asset-liability management strategies, among other considerations. Realized gains and losses, determined using the specific identification method, are recognized currently in the Consolidated Statements of Operations. Prior to February 2, 2009, the Company classified certain debt securities as held-to-maturity. On February 2, the Company transferred those securities to the available-for-sale category. The transfer, which did not affect net income, is discussed further in Note 2. The Company did not own any equity securities other than restricted shares in the FHLB at December 31, 2010 and 2009.

The Company reviews securities for impairment on a quarterly basis. A debt security is considered impaired if its fair value is less than its amortized cost basis at the measurement date, and the fair value decline is

Notes to Consolidated Financial Statements

determined to be other-than-temporary. Prior to April 1, 2009, debt securities that the Company had the intent and ability to hold to recovery and for which it was probable the Company would receive all cash flows were not considered to be other-than-temporarily impaired. Debt securities with other-than-temporary impairment were written down to fair value as a realized loss in the Consolidated Statements of Operations. After April 1, 2009, the Company changed its policy based on updated accounting guidance for determining other-than-temporary impairment. Based on the updated guidance, the Company determines whether it has the intent to sell the debt security or whether it more likely than not will be required to sell the debt security before recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment and write the debt security down to fair value. For all other debt securities for which the Company does not expect to recover the entire amortized cost basis of the security and which do not meet either condition, an other-than-temporary impairment loss is considered to have occurred, and the Company records the credit loss portion of impairment in earnings and the temporary impairment related to all other factors in accumulated other comprehensive income. For additional information on the Company’s securities activities, refer to Note 2.

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

Impaired loans include not only loans placed on nonaccrual status but also renegotiated or restructured loans. Troubled debt restructurings (“TDR”) are loans in which the Company has granted an economic concession to the borrower due to the borrower’s financial difficulties, which would not otherwise be considered. To date, the Company’s TDRs have predominantly been real estate loans. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service the modified loan terms. Concessions granted are generally interest rate reductions and/or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and

Notes to Consolidated Financial Statements

nonaccrual policies. If a loan is in nonaccrual status before it is determined to be a TDR, then the loan remains in nonaccrual status. TDR loans in nonaccrual status may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, a TDR in compliance with its modified terms and which yields a market rate can be removed from TDR status in the calendar year following the year the restructuring took place. When the Company modifies the terms of an existing loan that is not considered a TDR, the Company accounts for the loan modification as a new loan if the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar risk characteristics who are not undergoing a refinancing or restructuring.

Accounting principles normally require loan origination fees and certain direct loan origination costs to be capitalized and recognized as an adjustment to the yields on the related loans. As the net amount of loan origination fees for the years ended December 31, 2010, 2009, and 2008 was not significant, no amounts have been capitalized or deferred.

Allowance for Loan Losses

The Company’s allowance for loan losses is the amount considered adequate to absorb estimated losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Management regularly evaluates the portfolio, considering the uncollectibility of loans in light of historical experience, the nature and volume of the portfolio, overall quality, review of specific problem loans, current economic conditions that may affect borrowers’ ability to pay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses available information to recognize losses on loans, future adjustments to the allowance may be necessary based on changes in economic conditions and other factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require additions to the allowance based on their judgment. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance while subsequent recoveries, if any, are credited to the allowance. More than one charge-off may be required on a single loan due to changes in the market value of collateral or other repayment prospects.

The allowance consists of specific, general, and unallocated components. The specific component relates to large loans classified as impaired. A specific allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than its carrying value. The general component covers all other loans, which are segregated into pools of homogeneous loan categories, and is based on historical loss (i.e. charge-off) experience adjusted for various qualitative factors. The loss history and qualitative factors vary by loan category and risk rating. Recent levels and trends in delinquencies and nonaccrual loans as well as any growth in the loan portfolio are examples of qualitative factors considered. The occurrence of certain events could necessitate changes to the loss factors; accordingly, these factors are reviewed and modified periodically as needed. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in estimating specific and general losses in the portfolio. The allowance methodology has been consistently applied for the periods presented and within various loan segments, including commercial real estate; residential real estate – mortgage; other commercial, financial, and agricultural; and consumer. Disaggregation of the loan portfolio into these four segments is further discussed in Note 3. The adequacy of the allowance is evaluated by management and reviewed by the SEB Board monthly.

The Company has a number of documented loan policies and procedures that set forth the approval and monitoring process for the lending function. Adherence to these policies and procedures is monitored by management and SEB’s Board of Directors with day-to-day oversight by credit administration staff. Credit administration personnel monitor, and if necessary, adjust the risk ratings, or grades, assigned to loans via periodic review. Loss mitigation is a priority for credit administration and in that capacity, credit administration

Notes to Consolidated Financial Statements

personnel order and approve external appraisals for real estate collateral and monitor loan maturities to ensure updated appraisals and other pertinent documentation are obtained. In addition, the Company contracts with an independent third party for loan review on a quarterly basis; underlying results and recommendations, including any recommendations on risk ratings for specific credits, are reviewed by senior management, credit administration staff, and the SEB Executive Committee.

In compliance with loan policy, lending staff are given lending limits based on their knowledge and experience. The loan quality, or risk, ratings assigned to loans are used by management to monitor the credit quality of the overall portfolio and loans of each lending personnel. Loan requests exceeding an officer’s lending authority are reviewed by senior credit officers, the Executive Committee, or the Board. Additional information on loans and the allowance, including disaggregation of the portfolio into loan segments and classes, is included in Note 3.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the assets’ estimated useful lives, ranging from 7 – 40 years for buildings and improvements, and 3 – 7 years for furniture and equipment. Construction-in-progress typically includes in-process branch expansion, branch renovation, and software projects. Upon completion, branch-related projects are maintained in buildings and equipment while software projects are reclassified to equipment. Generally, furniture and equipment with per unit costs of less than $1,000 are expensed as incurred and not capitalized. Maintenance and repairs are also expensed as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the remaining useful life.

Long-lived assets, including certain fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the Consolidated Statements of Operations. The Company did not consider any of its premises and equipment to be impaired at December 31, 2010 and 2009. Refer to Note 4 for additional information on the Company’s fixed assets.

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

Other Real Estate

Other real estate primarily comprises commercial and residential real estate properties acquired in satisfaction of a loan. Such foreclosed real estate, which is held for sale, is initially recorded at the lower of the loan balance or the asset’s fair value at the date of foreclosure, less estimated selling costs. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Fair values are estimated based primarily on appraisals and other market information. Costs associated with improvements are capitalized, while holding costs and subsequent write-downs in value are included in noninterest expense. Gains or losses from sales or other dispositions of these assets are also recorded in noninterest expense. The carrying amount of foreclosed real estate was $11,033,779 and $7,915,648 at December 31, 2010 and 2009. Other real estate also includes direct investments in real estate ventures. Such investments totaled $602,511 and $613,914 at December 31, 2010 and 2009, respectively.

Intangible Assets

Goodwill and core deposit intangibles previously comprised intangible assets. Goodwill represented the excess of purchase price over the fair value of identifiable net assets of acquired companies, and core deposit

Notes to Consolidated Financial Statements

intangibles comprised deposit base premiums resulting from various branch acquisitions. Intangible assets are required to be tested annually for impairment or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If impaired, the excess of the carrying amount over implied fair value is charged to earnings. Based on impairment tests performed, the Company recorded a full impairment charge of $256,775 related to goodwill in 2008. Similar tests in 2009 resulted in full impairment of core deposit intangibles totaling $89,627. No impairment charge related to core deposit intangibles was recognized in 2008. Prior to impairment, core deposit intangibles were being amortized over useful lives ranging from 10 – 15 years. The Company had no residual intangible balances after the third quarter of 2009.

Income Taxes

The Company files a consolidated federal income tax return with its bank subsidiary and files state income tax returns on both a consolidated and separate entity basis based on taxable presence. The Company accounts for income taxes in accordance with accounting guidance which results in two components of income tax expense - current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of enacted tax law to taxable income or conversely, the excess of deductions over revenues. The Company determines deferred income tax using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of temporary differences between book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period they occur.

Accounting guidance requires a valuation allowance to be recorded for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realizable due to inability to generate sufficient taxable income in the requisite period and/or character necessary to utilize the deferred tax asset. In making this assessment, all sources of taxable income available to utilize the deferred tax asset are considered, including taxable income in carryback years, future reversals of existing temporary differences, future taxable income (exclusive of reversing temporary differences and carryforwards), and tax planning strategies. Whether or not future taxable income will occur is the most subjective of these four sources. The presence of cumulative losses in recent years, or a significant loss in a single year, is considered significant negative evidence, rendering reliance on future taxable income to fully realize a deferred tax asset difficult. Judgment is necessarily involved in making this assessment. Changes in judgment about the realizability of deferred tax assets and hence, the valuation allowance, in future years are recorded through income tax expense.

Any uncertain tax positions are measured based on current assumptions regarding the likely outcome through an examination process based on facts, circumstances, and information available at the reporting date. If related tax benefits of a transaction do not have greater than a 50 percent likelihood of being sustained upon examination, a tax liability is accrued for the transaction. Management considers the facts, circumstances, and information available at the reporting date in determining whether a tax position has met this recognition threshold. Estimates and assumptions used in the Company’s analysis of its income tax positions may change, resulting in an increase or decrease in the Company’s effective tax rate in the future.

Significant estimates used in accounting for income taxes relate to the determination of taxable income, temporary differences between book and tax bases, the valuation allowance for deferred tax assets, realizability of income tax credits, and utilization of net operating losses. Refer to Note 10 for additional information on the Company’s tax positions, including the valuation allowance recorded in 2010.

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

Notes to Consolidated Financial Statements

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are based on the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options using the treasury stock method. In any periods of net loss, diluted earnings (loss) per share is calculated in the same manner as basic earnings (loss) per share. Since they were non-dilutive, 70,250; 83,500; and 42,000 equivalent shares related to stock options were excluded from the computation of diluted earnings (loss) per share at December 31, 2010, 2009, and 2008.

Comprehensive Income (Loss)

Comprehensive income (loss), which includes certain transactions and other economic events that bypass the Consolidated Statements of Operations, consists of net income (loss) and unrealized gains and losses on investment securities available-for-sale, net of deferred taxes.

Transfers of Financial Assets

Transfers of financial assets, including loan participations, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed surrendered when (1) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; (2) the transferee obtains the right - free of conditions that constrain it from taking advantage of that right - to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through either an agreement to repurchase the assets before their maturity or the unilateral ability to cause the holder to return specific assets. All of the Company’s sold loan participations were treated as sales at December 31, 2010.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued a new pronouncement updating guidance on transfers of financial assets and servicing. This standard eliminates the concept of qualifying special purpose entities, provides guidance on when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance on accounting for transfers of financial assets, and requires additional disclosures. This guidance became effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on or after the effective date. Adoption did not have a material impact on the Consolidated Financial Statements. In January 2010, the FASB issued an accounting pronouncement requiring additional disclosures on transfers in and out of the fair value hierarchy and the activity within level 3 financial instruments. This pronouncement also provides clarification on classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification were effective for the Company as of December 31, 2009, except for the disclosures related to the activity within level 3 financial instruments. The level 3 disclosures will be effective in the interim reporting period ending March 31, 2011. Adoption of the new disclosure requirements has not affected the Company’s financial position or results of operations.

Notes to Consolidated Financial Statements

In February 2010, the FASB issued new guidance on subsequent events. The updated guidance removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. SEC filers must continue to evaluate subsequent events through the date the financial statements are issued. The amendment was effective and adopted by the Company upon issuance.

In July 2010, the FASB issued an accounting pronouncement requiring more robust disclosures about the credit quality of loans and the allowance for loan losses. The additional disclosures include a rollforward of the allowance for loan losses on a disaggregated basis and more information, by type of loan, on credit quality indicators including aging and TDRs as well as any significant purchases and sales. The disclosure requirements as of December 31, 2010 are included in Note 3. Disclosures about activity that occurs during a reporting period will be effective for the first quarter of 2011. In April 2011, the FASB issued an accounting standards update deferring the disclosure of TDR credit quality indicators until the third quarter of 2011. The new disclosure requirements have not affected the Company’s financial position or results of operations.

In December 2010, the FASB issued an accounting standards update addressing differences in the ways entities have disclosed pro forma revenue and earnings in a business combination. If an entity presents comparable financial statements, the guidance requires the entity to disclose revenue and earnings of the combined entity as if the business combination(s) occurring during the current year had occurred as of the beginning of the comparable prior annual reporting period. Supplemental pro forma disclosures must also be expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The Company does not expect the new requirements, which are effective in 2011, to have an impact on its financial position, results of operations, or cash flows.

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

The amortized cost and estimated fair value of investment securities are summarized below:

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U.S. Government and federal agency securities	$4,551,010	$187,524	$-	$4,738,534
U.S. Government-sponsored enterprise securities	33,549,865	118,203	31	33,668,037
Agency residential mortgage-backed securities	10,323,420	642,201	-	10,965,621
Obligations of states and political subdivisions	16,587,458	370,210	136,664	16,821,004
Corporate debt obligations	8,881,494	20,710	795,497	8,106,707
Total investment securities	$73,893,247	$1,338,848	$932,192	$74,299,903

Notes to Consolidated Financial Statements

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$4,242,856	$161,450	$-	$4,404,306
U. S. Government-sponsored enterprise securities	19,537,557	395,251	591	19,932,217
Agency residential mortgage-backed securities	16,872,230	693,503	-	17,565,733
Obligations of states and political subdivisions	22,263,080	509,739	125,853	22,646,966
Corporate debt obligations	13,341,193	-	3,264,285	10,076,908
Total investment securities	$76,256,916	$1,759,943	$3,390,729	$74,626,130

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2010 are shown in the table below. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Mortgage-backed securities are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Available-for-Sale
December 31, 2010	Amortized Cost	Fair Value
Due within one year	$29,948,559	$29,967,944
Due from one to five years	12,552,235	12,816,632
Due from five to ten years	9,258,553	9,507,476
Due after ten years	11,810,480	11,042,230
	63,569,827	63,334,282
Agency residential mortgage-backed securities	10,323,420	10,965,621
Total investment securities	$73,893,247	$74,299,903

Securities with carrying values of $65,127,641 and $62,797,149 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and other borrowings as required by law.

Gross realized gains and losses from sales of securities available-for-sale for the years ended December 31, 2010, 2009, and 2008 were as follows:

Years Ended December 31,	2010	2009	2008
Gross realized gains	$-	$284,727	$219,387
Gross realized losses	143,408	124,713	40,732
Net realized gain (loss)	$(143,408)	$160,014	$178,655
Proceeds from sales	$4,591,930	$15,431,591	$12,205,989

No securities held-to-maturity were sold in 2009 or 2008. The cost of investment securities sold, and the resultant gain or loss, were based on the specific identification method. Other-than-temporary impairment losses recognized in 2010 and 2008 are discussed in the narrative on the next page.

Securities with unrealized losses that were not deemed other-than-temporarily impaired at December 31, 2010 and 2009 are shown in the table on the next page.

Notes to Consolidated Financial Statements

	Less than Twelve Months		Twelve Months or More		Total
December 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U.S. Government and federal agency securities	$-	$-	$-	$-	$-	$-
U.S. Government-sponsored enterprise securities	22,099,730	31	-	-	22,099,730	31
Agency residential mortgage-backed securities	-	-	-	-	-	-
Obligations of states and political subdivisions	978,233	28,015	834,049	108,649	1,812,282	136,664
Corporate debt obligations	2,325,199	132,946	4,284,304	662,551	6,609,503	795,497
Total temporarily impaired securities	$25,403,162	$160,992	$5,118,353	$771,200	$30,521,515	$932,192

	Less than Twelve Months		Twelve Months or More		Total
December 31, 2009	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U.S. Government and federal agency securities	$-	$-	$-	$-	$-	$-
U.S. Government-sponsored enterprise securities	1,999,409	591	-	-	1,999,409	591
Agency residential mortgage-backed securities	-	-	-	-	-	-
Obligations of states and political subdivisions	875,198	13,842	1,188,222	112,011	2,063,420	125,853
Corporate debt obligations	-	-	10,076,908	3,264,285	10,076,908	3,264,285
Total temporarily impaired securities	$2,874,607	$14,433	$11,265,130	$3,376,296	$14,139,737	$3,390,729

Notes to Consolidated Financial Statements

On December 31, 2010, the Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2009 and 2010 increased market yields on certain securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio. The unrealized loss on U.S. Government-sponsored enterprise securities at December 31, 2010 pertained to two FHLB discount notes. These particular issues, which had a carrying value of $22,099,730 and a gross unrealized loss of $31, matured in January 2011.

Unrealized losses were concentrated in corporate debt obligations at December 31, 2010. The unrealized loss of $795,497 related to six corporate debt obligations was attributable exclusively to issues of banks or bank holding companies domiciled in the southeastern United States. At December 31, 2010, two holdings, both pertaining to the same issuer, with fair values of $3,055,000 and unrealized losses of $383,768, were rated “BB,” and a single holding of a separate issuer, with a fair value of $452,500 and unrealized loss of $39,338, was rated “B+.” In 2010, the Company sold four “B+” holdings of this same issuer, recognizing a $141,088 loss on sales and also recording a $45,059 other-than-temporary impairment charge, which is further discussed on the next page. Total proceeds from the sales aggregated $4,274,250. Three non-rated trust preferred securities had an aggregate carrying value of $3,102,003 and unrealized loss of $372,391 at December 31, 2010. The total unrealized loss on these six corporate securities, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which continue to affect the banking industry. Although a) major rating agencies downgraded these securities during 2010 and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers to settle the securities at par. In particular, the issuers of the “BB” and “B+” rated securities were recipients of government capital and continues to meet their obligations. However, management’s position regarding the impairment of these securities is subject to change as circumstances evolve.

Within the municipal portfolio, three or $834,049 of total holdings had been in a continuous unrealized loss position for twelve months or more at December 31, 2010 and four or $978,233 in a continuous loss position less than twelve months. The unrealized loss position resulted primarily from changes in market yields and withdrawn ratings on municipals that had received credit support from bond insurance. Ratings withdrawals have been widespread during the current economic crisis as many bond insurers faltered. As discussed further below, the Company does not rely solely on bond insurance in making investment decisions and did not consider these particular securities to be other-than-temporarily impaired at December 31, 2010. Except for seventeen non-rated issues with fair values aggregating $4,301,826, these municipals were all rated, investment grade securities. The majority, or 81%, of the non-rated issues were based in Georgia. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education. One municipal holding with a cost basis of $320,000 was sold at a $2,320 loss in 2010 due to concerns regarding the issuer’s proximity to the Gulf oil spill.

None of the Company’s U.S. Government and federal agency securities, which comprise U.S. Small Business Administration participation certificates, or agency residential mortgage-backed securities, which comprise Fannie Mae, Freddie Mac, and Ginnie Mae issues, had an unrealized loss at December 31, 2010. The Company does not own any private label mortgage-backed securities.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At December 31, 2010, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. In 2010, the Company recognized a $45,059 impairment loss on one holding; this security was subsequently sold – also in 2010 - at no additional loss. The Company still holds a security from the same issuer; this residual

Notes to Consolidated Financial Statements

holding had a carrying value of $452,500 and unrealized loss of $39,338 at December 31, 2010. In 2009, no impairment charge was recorded. During 2008, the Company recorded a $1,024,681 other-than-temporary impairment charge on a single corporate debt security. Impairment was based on a material adverse change in estimated cash flows for purposes of determining fair value. Additional impairment charges on the Company’s holdings could become necessary in the future if the economic crisis facing the banking industry does not abate and various issuers’ financial condition continues to weaken.

The Company held stock in the FHLB totaling $1,173,700 at December 31, 2010. The Company carries the stock, which is included in other assets, at cost and evaluates it for impairment based on ultimate recoverability of par value. The Company evaluated its holding in FHLB stock at December 31, 2010 and believes its holdings are recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Concentrations of credit risk pertaining to investment securities are disclosed in Note 16.

3.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at December 31, 2010 and 2009 is shown below:

December 31,		2010		2009
	Balance	Percent of Total	Balance	Percent of Total
Commercial real estate:
Construction and development	$86,972,052	35.39%	$111,102,741	40.28%
Owner-occupied	35,300,711	14.37	36,818,951	13.35
Non owner-occupied	29,523,640	12.02	28,477,659	10.32
Residential real estate - mortgage	48,686,595	19.82	52,165,062	18.91
Other commercial, financial, and agricultural	33,504,726	13.64	33,776,099	12.25
Consumer, including credit cards	11,700,831	4.76	13,488,403	4.89
Loans, gross	245,688,555	100.00%	275,828,915	100.00%
Unearned income	(65,007)		(103,059)
Allowance for loan losses	(9,915,559)		(7,169,703)
Net loans	$235,707,989		$268,556,153

Commercial real estate loans represented 61.78% and 63.95% of the total loan portfolio at December 31, 2010 and 2009, respectively. Due to continued instability of real estate values, loans in the commercial real estate portfolio may have a greater risk of uncollectibility than other loans. Additionally, because a substantial portion of the loan portfolio is secured by real estate in southeast Georgia and northeast Florida, the loan portfolio is particularly susceptible to changes in market conditions in those areas. Refer to Note 16 for additional disclosure on loan concentrations.

In accordance with GAAP, the loan portfolio was disaggregated into four segments and further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level in which an entity develops and documents a systematic method for determining its allowance for loan losses. The segments used in the portfolio include commercial real estate; residential real estate – mortgage; other commercial, financial, agricultural; and consumer. Commercial real estate has been divided into three classes, including construction and development, owner occupied, and non owner-occupied credits. All land and lot development loans have been included in the construction and development class, regardless of whether the underlying real estate is zoned commercial or residential. This classification of construction and development loans corresponds with definitions used by banking regulators for examination and other purposes.

Notes to Consolidated Financial Statements

Aging of past due loans is presented by segment in the next table. Balances presented are based on book balance, or recorded investment.

December 31, 2010	Current	Accruing 30 – 89 Days Past Due	Accruing 90 Days or More Past Due	Total Accruing Past Due	Nonaccrual	Total
Commercial real estate:
Construction and development	$64,560,275	$553,271	$18,555	$571,826	$21,839,951	$86,972,052
Owner-occupied	33,422,584	1,197,251	-	1,197,251	680,876	35,300,711
Non owner-occupied	28,745,303	81,151	-	81,151	697,186	29,523,640
Residential real estate - mortgage	43,425,467	678,612	75,848	754,460	4,506,668	48,686,595
Other commercial, financial, and agricultural	32,925,618	155,384	-	155,384	423,724	33,504,726
Consumer, including credit cards	10,890,188	410,570	26,536	437,106	373,537	11,700,831
Loans, gross	$213,969,435	$3,076,239	$120,939	$3,197,178	$28,521,942	$245,688,555

Within accruing loans 30 – 89 days past due, $2,442,451 of the total was past due 30 – 59 days, and $633,788, 60 – 89 days, at December 31, 2010.

Internal risk-ratings, or grades, are assigned to each loan based on an analysis of the financial strength, collateral, and other credit attributes underlying each loan. Management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances. The rating methodology complies with the asset classification system promulgated by the federal banking agencies. Loan grades range from one to eight, with one-graded loans having the least credit risk, as defined below:

Pass (Grades 1 - 4) – Loans included in or migrating towards a “pass” grade of one to four carry the lowest risk of loss. Such loans are well-protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less selling costs, of underlying collateral.

Special Mention (Grade 5) – Loans in this category have potential weaknesses requiring additional monitoring. These loans are not adversely classified and do not currently have sufficient risk to warrant adverse classification. Substantially all special mention loans are performing.

Substandard (Grade 6) – These loans are inadequately supported by the current worth and paying capacity of the obligor or collateral pledged, if any. A distinct possibility of loss exists if the underlying deficiencies are not corrected. At December 31, 2010, all nonaccrual loans were graded substandard.

Doubtful (Grade 7) – These loans have all the weaknesses of a substandard loan with the added detriment that full collection or liquidation is highly questionable and improbable on the basis of currently known facts, conditions, and values.

Loss (Grade 8) – These loans are deemed uncollectible and have, at best, nominal value. Maintaining these loans on the books, without establishment of specific valuation allowances, is not warranted.

Notes to Consolidated Financial Statements

Loans considered doubtful or loss are normally charged-off upon such determination and hence, no balances apply to these categories. Risk ratings of the loan portfolio are shown in the next table.

December 31, 2010	Pass (1 – 4)	Special Mention (5)	Substandard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate:
Construction and development	$35,170,540	$21,525,120	$30,276,392	$-	$-	$86,972,052
Owner-occupied	31,702,978	2,649,760	947,973	-	-	35,300,711
Non owner-occupied	22,531,694	3,242,934	3,749,012	-	-	29,523,640
Residential real estate - mortgage	35,813,611	5,194,612	7,678,372	-	-	48,686,595
Other commercial, financial, and agricultural	30,000,682	610,926	2,893,118	-	-	33,504,726
Consumer, including credit cards	10,988,957	240,987	470,887	-	-	11,700,831
Loans, gross	$166,208,462	$33,464,339	$46,015,754	$-	$-	$245,688,555

Activity in the allowance for loan losses is summarized below:

Years Ended December 31,	2010	2009	2008
Balance, beginning of year	$7,169,703	$4,929,177	$4,510,231
Provision for loan losses	14,265,000	5,890,000	1,348,000
Loans charged-off	(11,690,061)	(4,241,098)	(1,043,172)
Recoveries	170,917	591,624	114,118
Balance, end of year	$9,915,559	$7,169,703	$4,929,177

Notes to Consolidated Financial Statements

Changes in the allowance for loan losses by loan segment are shown below:

As of and for the Year Ended December 31, 2010	Commercial Real Estate	Residential Real Estate	Other Commercial, Financial, & Agricultural	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$5,660,117	$562,228	$492,798	$454,560	$-	$7,169,703
Provision for loan losses	11,369,427	2,613,094	272,783	(47,026)	56,722	14,265,000
Loans charged-off	(9,629,969)	(1,443,358)	(406,317)	(210,417)	-	(11,690,061)
Recoveries	43,366	15,879	46,566	65,106	-	170,917
Ending balance	$7,442,941	$1,747,843	$405,830	$262,223	$56,722	$9,915,559
Ending balance, loans individually evaluated for impairment	$2,550,219	$852,846	$70,607	$-	$-	$3,473,672
Loans:
Gross ending balance	$151,796,403	$48,686,595	$33,504,726	$11,700,831	$-	$245,688,555
Ending balance, gross loans individually evaluated for impairment	$34,161,377	$6,083,771	$2,346,811	$105,422	$-	$42,697,381

Notes to Consolidated Financial Statements

Within the commercial real estate classes specifically, activity included:

As of & for the Year Ended December 31, 2010	Construction & Development	Owner- Occupied	Non Owner- Occupied	Total Commercial Real Estate
Allowance for loan losses:
Balance, beginning of year	$5,300,196	$201,942	$157,979	$5,660,117
Provision for loan losses	11,300,962	41,693	26,772	11,369,427
Charge-offs	(9,511,063)	(118,906)	-	(9,629,969)
Recoveries	43,366	-	-	43,366
Ending balance	$7,133,461	$124,729	$184,751	$7,442,941
Ending balance, loans individually evaluated for impairment	$2,397,895	$35,193	$117,131	$2,550,219
Loans:
Gross ending balance	$86,972,052	$35,300,711	$29,523,640	$151,796,403
Ending balance, gross loans individually evaluated for impairment	$29,242,210	$1,170,156	$3,749,011	$34,161,377

As further discussed in Note 1, a loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans include loans placed on nonaccrual status as well as TDRs, loans past due 90 days or more and still accruing, and other accruing loans individually evaluated for impairment. All of the Company’s impaired loans have a valuation allowance. Impaired loans comprised the following at December 31, 2010 and 2009:

December 31,	2010	2009
Nonaccrual loans	$28,521,942	$17,663,293
Troubled debt restructurings not included above	12,669,230	3,997,759
Loans past due 90 days or more and still accruing	120,939	210,598
Other accruing loans individually evaluated for impairment	4,520,331	16,782,983
Total impaired loans	$45,832,442	$38,654,633
Valuation allowance related to total impaired loans	$3,580,409	$3,006,421

Total impaired loans are disaggregated by segment and class below:

Year Ended December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$30,017,176	$39,673,998	$2,459,478
Owner-occupied	1,337,701	1,483,080	35,631
Non owner-occupied	3,749,011	3,869,208	117,131
Residential real estate - mortgage	7,544,914	8,558,866	881,587
Other commercial, financial, and agricultural	2,751,545	2,882,978	80,651
Consumer, including credit cards	432,095	812,241	5,931
Total impaired loans	$45,832,442	$57,280,371	$3,580,409
Average investment in impaired loans	$44,974,532

Notes to Consolidated Financial Statements

Impaired loans with a valuation allowance include pools of impaired loans. At December 31, 2010, these pools had a recorded investment, or book balance, of $3,135,061, unpaid principal balance of $4,179,940, and related allowance of $106,737. The gross amount of interest income that would have been recorded on nonaccrual loans and TDRs, if all such loans had been accruing interest at their contractual rates, approximated $1,748,000, $585,000, and $211,000, in 2010, 2009, and 2008. Cash basis interest income actually recognized on nonaccrual loans totaled $133,000, $55,000, and $59,000 in 2010, 2009, and 2008, respectively. Nonaccrual and TDRs included in impaired loans averaged approximately $38,572,000 in 2010 and $13,045,000 and $2,662,000 in 2009 and 2008.

In the normal course of business, the Bank extends credit to directors, executive officers, and principal shareholders of the Company and its subsidiary, and to their affiliates, at prevailing interest rates and terms. Changes in related party loans for the year ended December 31, 2010 are presented below:

Year Ended December 31,	2010
Balance, beginning of year	$6,029,926
Advances	589,103
Repayments	(572,477)
Changes in related parties	(3,939,237)
Balance, end of year	$2,107,315

At December 31, 2010 and 2009, loan balances totaling $0 and $32,398,000, respectively, were pledged as collateral for advances from the FHLB. These borrowings are discussed further in Note 8.

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,	2010	2009
Land	$4,999,273	$3,995,522
Buildings and improvements	10,980,513	10,987,766
Furniture and equipment	5,482,045	5,804,459
Construction-in-progress	16,300	-
	21,478,131	20,787,747
Accumulated depreciation and amortization	(9,370,667)	(9,081,637)
Premises and equipment, net	$12,107,464	$11,706,110

The Company owned all its facilities and equipment at December 31, 2010 except for various equipment that was leased short-term. Depreciation and amortization of premises and equipment totaled $745,960, $818,786, and $830,859 in 2010, 2009, and 2008, respectively. Rent expense associated with operating leases on facilities and equipment approximated $89,300, $87,800, and $99,900 in 2010, 2009, and 2008, respectively. The Company closed its only leased facility, a branch at 601 Palisade Drive in the Southport area of Brunswick, Georgia, effective December 10, 2010. The lease expense associated with this closed branch facility totaled $23,744 each year in 2010, 2009, and 2008. The Company had no capital leases and no material plans or commitments for capital expenditures as of December 31, 2010.

5.	INTANGIBLE ASSETS

The Company had no intangible balances during 2010. Prior to 2010, intangible assets were tested for impairment on an annual basis or more frequently, as circumstances dictated. During the fourth quarter of 2009, the Company completed its customary annual review and determined its core deposit intangibles, its only outstanding intangibles, were fully impaired. The carrying value of the core deposit intangible exceeded its implied fair value, resulting in an $89,627 impairment charge. Similar tests for the Company’s single operating

Notes to Consolidated Financial Statements

unit resulted in full impairment of goodwill totaling $256,775 in 2008. No impairment charge related to core deposit intangibles was recorded in 2008. A summary of information related to intangible assets, including the impairment charges, is shown in the following table.

	Goodwill	Core Deposit Intangibles
Balance, December 31, 2007	$256,775	$191,502
Amortization	-	(58,215)
Goodwill impairment	(256,775)	-
Balance, December 31, 2008	$-	$133,287
Amortization	-	(43,660)
Core deposit intangibles impairment	-	(89,627)
Balance, December 31, 2009 and 2010	$-	$-

The $89,627 impairment charge on core deposit intangibles and $256,775 charge on goodwill were recorded in noninterest expense in the Consolidated Statements of Operations in 2009 and 2008, respectively.

6.	INTEREST-BEARING DEPOSITS

Interest-bearing deposits comprised the following:

December 31,	2010	2009
Interest-bearing demand deposits (NOW and money market)	$127,630,650	$111,553,015
Savings	54,033,413	53,623,768
Time certificates under $100,000	68,537,877	67,613,894
Time certificates of $100,000 or more	69,615,660	63,660,285
Total interest-bearing deposits	$319,817,600	$296,450,962

Interest expense on time certificates and other deposits for 2010, 2009, and 2008 is listed below:

Years Ended December 31,	2010	2009	2008
Interest expense on deposits:
Interest-bearing demand deposits (NOW and money market)	$822,296	$719,625	$1,511,561
Savings	383,435	426,013	572,535
Time certificates under $100,000	1,606,275	2,168,628	3,001,485
Time certificates of $100,000 or more	1,642,032	2,117,406	2,550,431
Total interest expense on deposits	$4,454,038	$5,431,672	$7,636,012

Scheduled maturities of time certificates at December 31, 2010 were as follows:

2011	$124,932,633
2012	10,835,189
2013	1,269,590
2014	509,103
2015	533,649
Later	73,373
Total	$138,153,537

Notes to Consolidated Financial Statements

The Company had no brokered deposits at December 31, 2010 or 2009. At December 31, 2010 and 2009, deposits of one public depositor comprised approximately $24,402,000 and $22,109,000 of the deposit base, respectively. Overdraft demand and savings deposits reclassified to loans totaled $107,914 and $114,345 at December 31, 2010 and 2009, respectively.

7.	SHORT-TERM BORROWINGS AND CONTRACTUAL COMMITMENTS

Short-term borrowings at December 31 included:

December 31,		2010		2009
	Balance	Rate	Balance	Rate
U.S. Treasury demand note	$762,782	0.00%	$753,595	0.00%

Securities with carrying values of $1,921,098 and lending values of $1,878,336 were pledged as collateral for the U.S. Treasury demand note at December 31, 2010. The demand note must be repaid upon notice by the Treasury. At December 31, 2010, the Company also had securities pledged to the Federal Reserve discount window to support $5,584,581 of available borrowing capacity. No amounts were outstanding against this capacity at December 31, 2010 and 2009.

Due to nonperforming assets and other trends, the Company was not eligible for unsecured lines of credit, known as federal funds purchased, from its correspondent banks at December 31, 2010. Although no amounts were drawn, $22,000,000 in such unsecured lines of credit was available to meet general liquidity needs at December 31, 2009. The average balances of short-term borrowings for the years ended December 31, 2010 and 2009 were $632,306 and $1,866,289, respectively, while the maximum amounts outstanding at any month-end during the years ended December 31, 2010 and 2009 were $1,888,810 and $10,232,237, respectively.

In the normal course of business, the Company enters into certain contractual obligations, including obligations to make future payments on lease arrangements, obligations for capital expenditures, and service contracts. At December 31, 2010, the Company had only one contractual commitment with a term exceeding one year and annual payments over $100,000; this particular commitment, a service contract for software maintenance and dataline communications, requires annual payments approximating $360,000 through March 2014.

8.	FEDERAL HOME LOAN BANK ADVANCES

Advances outstanding with the FHLB at December 31 are summarized below:

December 31,	2010	2009
Convertible advance due 3/17/10 with an effective rate of 6.00%	-	$5,000,000
Fixed rate advance due 7/30/12 with an effective rate of 2.35%	$2,500,000	2,500,000
Fixed rate advance due 7/29/13 with an effective rate of 2.89%	2,500,000	2,500,000
Total Federal Home Loan Bank advances	$5,000,000	$10,000,000

Aggregate maturities of the advances outstanding at December 31, 2010 are 2012 - $2,500,000 and 2013 - $2,500,000. A cash deposit of $5,000,000, held at the FHLB, secured the outstanding advances at December 31, 2010. Additional funding is not currently available from the FHLB.

Notes to Consolidated Financial Statements

9.	EMPLOYEE BENEFIT PLANS

Profit-Sharing Plan

The Company maintains a profit-sharing plan which covers substantially all employees. Eligible employees, including executive officers, can elect to participate in the 401(k) component of the plan through contributions of the lesser of deferral limits ($16,500 in both 2010 and 2009) or 80% of their total compensation plus any allowed catch-up contribution. The Company will match the employee’s contribution in an amount equal to a discretionary percentage of the employee’s contribution as determined each year. This discretionary percentage totaled 4% in 2010 and 6% in both 2009 and 2008. Matching contributions vest to the employee when made by the Company. Any additional profit-sharing contributions are allocated to participants based on compensation and years of service; these contributions vest equally over a five-year period after the employee reaches two years of service. Contributions expensed under this plan for the last three years are itemized below:

Years Ended December 31,	2010	2009	2008
Profit-sharing plan expense:
401(k) component	$168,630	$237,686	$277,291
Additional profit-sharing component	75,000	75,000	172,709
Total profit-sharing plan expense	$243,630	$312,686	$450,000

Stock Option Plan

The Company’s 2006 Stock Option Plan, which was shareholder-approved in June 2007, permits the grant of stock options to employees covering up to 150,000 shares of common stock. The Company believes that such awards better align the interests of employees with those of shareholders. Options granted have an exercise price equal to the fair market value of the Company’s stock on the grant date and vest 25% per year over four consecutive years of service; a year of service is defined as the twelve months following the grant date. These options have ten-year contractual terms and expire if not exercised. Options granted may be either tax-qualified incentive stock options or non-qualified stock options. To-date, only incentive stock options have been granted. The Company issued options in 2009 and 2008; no options were granted prior or subsequent to these dates.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option-pricing model with the assumptions listed in the table below. Expected stock price volatility is based on historical volatility of a peer group of the Company’s stock. Expected dividends are based on dividend trends and the market price of the Company’s stock at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect when the option was granted. No options were granted in 2010; the weighted average per share fair values of options granted during 2009 and 2008 were $1.94 and $3.23, respectively.

Years ended December 31,	2010	2009	2008
Expected dividend yield	-	4.36%	3.84%
Expected stock price volatility	-	24.64%	19.37%
Risk-free interest rate	-	3.48%	4.04%
Expected life of options	-	8.6 years	8.6 years

Notes to Consolidated Financial Statements

A summary of stock option activity is presented in the table below:

Years ended December 31,		2010		2009		2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Under option, beginning of year	83,500	$15.25	42,000	$19.50	-	$-
Granted	-	-	41,750	11.00	42,000	19.50
Exercised	-	-	-	-	-	-
Forfeited	(13,250)	15.33	(250)	19.50	-	-
Expired	-	-	-	-	-	-
Under option, end of year	70,250	$15.23	83,500	$15.25	42,000	$19.50
Exercisable at end of year	26,313	$16.65	10,438	$19.50	-	-
Weighted average fair value per option of options granted during year		-		$1.94		$3.23
Total grant date fair value of options vested during the year		$50,084		$33,713		-
Total intrinsic value of options exercised during the year		-		-		-

At December 31, 2010, 79,750 shares remained available for grant under the 2006 Stock Option Plan.

The table below presents additional information on stock options outstanding and exercisable at December 31, 2010, 2009, and 2008; no forfeitures have been assumed.

December 31,	2010	2009	2008
Options outstanding:
Number	70,250	83,500	42,000
Range of exercise prices	$11.00 - $19.50	$11.00 - $19.50	$19.50
Weighted average exercise price	$15.23	$15.25	$19.50
Aggregate intrinsic value	-	-	-
Weighted average remaining contractual term	7.35 years	8.46 years	8.96 years

Options exercisable:
Number	26,313	10,438	-
Range of exercise prices	$11.00 - $19.50	$19.50
Weighted average exercise price	$16.65	$19.50	-
Aggregate intrinsic value	-	-	-
Weighted average remaining contractual term	7.18 years	7.96 years	-

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price at December 31 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their

Notes to Consolidated Financial Statements

options on December 31. This amount will change annually based on the fair market value of the Company’s stock. Due to declines in the market valuation of the Company’s stock since option issuances in July 2009 and 2008, the options had no intrinsic value at December 31, 2010, 2009, and 2008.

Stock-based compensation expense included in noninterest expense, on a pre-tax basis, totaled $45,972, $42,908, and $15,065 in 2010, 2009, and 2008. Unrecognized compensation expense related to nonvested stock options approximated $88,000, $159,000, and $121,000 at December 31, 2010, 2009, and 2008. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.06 years.

10.	INCOME TAXES

The components of income tax expense (benefit) included in the Consolidated Statements of Operations were as follows:

Years ended December 31,	2010	2009	2008
Federal:
Current tax expense (benefit)	$(2,101,875)	$38,707	$1,830,524
Deferred tax benefit	(2,545,957)	(422,907)	(555,798)
Establishment of valuation allowance	4,777,526	-	-
	$129,694	$(384,200)	$1,274,726
State:
Current tax expense (benefit)	(321,793)	(128,379)	54,433
Total income tax expense (benefit)	$(192,099)	$(512,579)	$1,329,159

A reconciliation of the expected income tax expense (benefit) at the statutory federal income tax rate of 34% to the Company’s actual income tax expense (benefit) for the past three years follows:

Years ended December 31,	2010	2009	2008
Income tax expense (benefit) at federal statutory rate	$(4,364,601)	$75,313	$1,658,850
Increase (decrease) resulting from:
Tax-exempt income, net	(463,705)	(497,807)	(513,864)
State income taxes, net of federal benefit	(212,383)	(84,730)	35,926
Goodwill impairment	-	-	87,304
Other, net	71,064	(5,355)	60,943
Income tax expense (benefit) before valuation allowance	$(4,969,625)	$(512,579)	$1,329,159
Establishment of valuation allowance	4,777,526	-	-
Total income tax expense (benefit)	$(192,099)	$(512,579)	$1,329,159

Deferred income tax assets and liabilities result from temporary differences between assets and liabilities measured differently for financial reporting and income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws currently in effect. Components of the net deferred tax asset at December 31, 2010 and 2009 are shown in the next table.

Notes to Consolidated Financial Statements

December 31,	2010	2009
Deferred tax assets (liabilities):
Allowance for loan losses	$2,491,368	$2,102,635
Net operating loss carryforward	1,021,964	-
Other real estate	791,222	121,237
Tax credit carryforward	156,255	-
Fixed assets	21,270	11,348
Accretion of discounts on investment securities	(29,327)	(49,465)
Unrealized (gains) losses on investment securities available-for-sale, net	(138,263)	554,468
Other	324,774	45,814
Net deferred tax asset before valuation allowance	4,639,263	2,786,037
Establishment of valuation allowance	(4,777,526)	-
Net deferred tax asset (liability)	$(138,263)	$2,786,037

No deferred taxes have been booked for state tax benefits.

A valuation allowance is recorded for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the underlying tax benefits may not be realizable. All sources of taxable income available to utilize the deferred tax asset are considered in making this assessment, including taxable income in carryback years, future reversals of existing temporary differences, any tax planning strategies, and future taxable income (exclusive of reversing temporary differences and carryforwards). The predictability of future taxable income is the most subjective of these four sources. The presence of cumulative losses in recent years, or a significant loss in a single year, is considered significant negative evidence, rendering reliance on future taxable income to fully realize a deferred tax asset difficult. Judgment is a critical element in making this assessment.

During 2010, the Company sustained a significant operating loss due predominantly to provisions and other charges on nonperforming assets. The positive evidence supporting future earnings as a source of utilizing the deferred tax assets was insufficient to overcome the negative evidence due to the sheer size of the loss to be absorbed. As a result, the Company recorded a valuation allowance of $4,777,526 in 2010, completely eliminating all deferred tax assets outstanding at December 31, 2010. The tax effects of unrealized gains and losses on investment securities available-for-sale were recorded in accumulated other comprehensive income and had no effect on income tax expense (benefit). The Consolidated Statements of Shareholders’ Equity contain more details on the tax effects applying to these securities.

At December 31, 2010, the Company had certain tax credits which will be available to reduce the Company’s income tax liability in future years. Federal alternative minimum tax credits totaled $156,255 and have an unlimited carryforward period. State tax credits approximate $346,000 and have various expiration dates through the year 2019. Federal and state net operating loss carryforwards outstanding at December 31, 2010 approximated $4,500,000 and $10,000,000, respectively. These losses can be can be carried forward 20 years and expire in 2030. The Company files consolidated and separate income tax returns in federal and state jurisdictions. Generally, these income tax returns are subject to examination for a period of three to seven years after the filing date.

11.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense included in the Consolidated Statements of Operations are shown in the next table.

Notes to Consolidated Financial Statements

Years Ended December 31,	2010	2009	2008
Other noninterest income:
ATM and debit card fee income	$574,585	$463,715	$400,362
Earnings on bank-owned life insurance	238,212	245,830	235,183
Check order revenue	95,264	91,895	106,597
Credit card interchange fees	92,755	87,873	90,708
Safe deposit box rentals	91,538	89,084	94,669
Insurance premiums – credit life	78,048	97,464	98,536
Mortgage origination fees	61,739	188,137	266,566
Other income	130,811	231,231	168,946
Total other noninterest income	$1,362,952	$1,495,229	$1,461,567
Other noninterest expense:
FDIC assessment expenses	$767,379	$685,243	$72,736
Accounting, consulting, and legal fees	426,693	339,734	342,398
Other real estate and repossessed asset expenses	291,714	108,954	17,783
ATM and interchange expenses	244,883	222,998	196,396
Marketing	199,813	216,580	286,285
Supplies and printing	185,622	228,056	272,016
Postage and delivery	180,756	186,098	188,150
Other miscellaneous taxes	123,612	129,061	142,053
Director fees	111,625	121,600	115,125
Courier	91,699	83,965	255,546
Correspondent clearing charges	88,400	118,184	158,410
Impairment of intangible assets	-	89,627	256,775
Other expense	717,580	684,558	864,788
Total other noninterest expense	$3,429,776	$3,214,658	$3,168,461

12.	EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) is the same in the calculation of basic and diluted earnings (loss) per average common share outstanding. Since they were non-dilutive, 70,250, 83,500 and 42,000 equivalent shares related to stock options were excluded from the computation of diluted earnings (loss) per share at December 31, 2010, 2009, and 2008. A reconciliation of the difference between average basic common shares outstanding and average diluted common shares outstanding is included below.

Years ended December 31,	2010	2009	2008
Net income (loss)	$(12,644,963)	$734,087	$3,549,813
Weighted average common shares outstanding	3,131,642	3,155,757	3,177,101
Effect of dilutive stock options	-	-	-
Weighted average diluted common shares outstanding	3,131,642	3,155,757	3,177,101
Basic earnings (loss) per common share	$(4.04)	$0.23	$1.12
Diluted earnings (loss) per common share	$(4.04)	$0.23	$1.12

Notes to Consolidated Financial Statements

13.	TREASURY STOCK

Initial authorizations permitted the purchase of up to $15,000,000 in treasury stock. In 2010, the treasury program was suspended until operating performance improves and credit losses abate. Prior to the suspension in 2010, the Company purchased 9,143 shares through private transactions at a purchase price of $10.00 per share; in 2009, 37,800 shares were purchased on the open market at an average price of $11.98 per share. Since inception in 2000, the treasury stock program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,129,388 shares. The maximum dollar value of shares that can be purchased under the program in the future, if permitted, is $6,105,539. Regulatory approval will be required prior to additional treasury purchases.

14.	CAPITAL

The Company is subject to various regulatory capital requirements which involve quantitative measures of the Company’s assets and certain off-balance sheet items. The Company’s capital requirements and classification are ultimately subject to qualitative judgments by regulators about components, risk weightings, and other factors. The Company and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. Failure to meet minimum capital guidelines could subject the Company to immediate enforcement action from its regulators. To be considered a “well-capitalized” institution, the Tier 1 capital ratio, the total capital ratio, and the Tier 1 leverage ratio must equal or exceed 6%, 10%, and 5%, respectively. As of December 31, 2010, the most recent regulatory notification categorized the Bank as well-capitalized. No conditions or events have occurred since that notification that management believes would change this classification. The Company is committed to maintaining its well-capitalized status. Actual capital amounts, which have been rounded to the nearest thousand, and ratios are presented in the table below:

December 31,	2010		2009
	Amount	Ratio	Amount	Ratio
Southeastern Banking Corporation:
Tier 1 capital	$44,537,000	15.88%	$57,635,000	17.90%
Total capital	48,122,000	17.16%	61,698,000	19.17%
Tier 1 leverage	44,537,000	10.29%	57,635,000	14.00%

Southeastern Bank:
Tier 1 capital	$40,249,000	14.40%	$52,867,000	16.49%
Total capital	43,822,000	15.68%	56,913,000	17.75%
Tier 1 leverage	40,249,000	9.32%	52,867,000	12.89%

No dividends can be paid by the Company or the Bank in 2011 without regulatory approval.

In February 2011, the Company made a $3,000,000 capital contribution to the Bank. Consolidated capital ratios were unaffected by the capital contribution.

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

Notes to Consolidated Financial Statements

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

December 31,	2010	2009
Commitments to extend credit	$29,542,124	$31,874,998
Standby letters of credit	2,142,767	2,498,778
Total commitments	$31,684,891	$34,373,776

The Company funded letters of credit totaling $0 and $19,672 in 2010 and 2009, respectively. No losses were incurred on such letters of credit in 2010 or 2009. The Company recorded $20,543 and $24,056 in other liabilities for unearned fees related to letters of credit at December 31, 2010 and 2009, respectively.

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

Credit risk represents the maximum accounting loss that would be recognized at the reporting date if borrowers failed to perform as contracted and any collateral or security proved to be deficient in value. Concentrations of

Notes to Consolidated Financial Statements

credit risk arising from financial instruments, whether on- or off-balance sheet, can exist in relation to individual borrowers or groups of borrowers, certain types of collateral, certain types of industries, certain loan products, or certain market areas. Credit risk associated with these concentrations could arise when a significant amount of loans or investment securities, related by similar characteristics, are simultaneously impacted by changes in economic or other conditions that cause their probability of repayment to be adversely affected. Within the investment portfolio, the Company does not have a concentration in the obligations of any issuer other than U.S. Government agencies, U.S. Government enterprises, and certain corporate holdings. At December 31, 2010, the Company held $5,380,199 in corporate securities issued by two separate regional bank holding companies; these holdings comprised 7.24% of the total securities portfolio and 66.37% of the corporate portfolio.

The major concentrations of credit risk in loans and loan commitments arise by collateral type and market areas. The majority of the Company’s loan portfolio, including nonperforming loans, is concentrated in loans collateralized by real estate. At December 31, 2010, the Company had approximately $202,987,000 in real estate-collateralized loans, representing 82.62% of total loans, and additional $18,352,000 commitments to extend credit on such loans. Substantial portions of these loans are secured by real estate in the Company’s primary market areas. In addition, the majority of the Company’s other real estate is located in those same markets. Accordingly, the ultimate collectibility of the Company’s loan portfolio and recovery of the carrying amount of other real estate are susceptible to changes in market conditions in the Company’s trade areas. The Company attempts to mitigate the risks in its loans through its underwriting guidelines and practices and, as a matter of policy, generally does not extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital, which approximated $9,026,000 at December 31, 2010. Loan types and balances are further enumerated in Note 3.

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

Recent fair value guidance clarifies that exit prices based on orderly transaction between market participants under current market conditions, not forced liquidations or distressed sales, should be the basis for determining fair value. If the volume and level of activity for the asset or liability has declined significantly, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In this instance, determining the price at which willing market participants would transact depends on the various facts and circumstances and requires significant judgment. The resulting fair value is a reasonable point within the determined range that best indicates fair value under current conditions.

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

Notes to Consolidated Financial Statements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for investment securities available-for-sale. The Company does not currently measure any other assets or liabilities at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes or exchange-traded equities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2, include U.S. Government-sponsored enterprise securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. Due to limited activity and less transparency regarding input factors, certain corporate debt obligations were classified in level 3 at December 31, 2010 and 2009.

Securities measured at fair value on a recurring basis are presented below:

	Fair Value Measurements Using
December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U.S. Government and federal agency securities	-	$4,738,534	-	$4,738,534
U.S. Government-sponsored enterprise securities	-	33,668,037	-	33,668,037
Agency residential mortgage-backed securities	-	10,965,621	-	10,965,621
Obligations of states and political subdivisions	-	16,821,004	-	16,821,004
Corporate debt obligations	-	7,606,707	$500,000	8,106,707
Total investment securities	$-	$73,799,903	$500,000	$74,299,903

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U.S. Government and federal agency securities	-	$4,404,306	-	$4,404,306
U.S. Government-sponsored enterprise securities	-	19,932,217	-	19,932,217
Agency residential mortgage-backed securities	-	17,565,733	-	17,565,733
Obligations of states and political subdivisions		22,646,966	-	22,646,966
Corporate debt obligations	-	3,916,694	$6,160,214	10,076,908
Total investment securities	$-	$68,465,916	$6,160,214	$74,626,130

The corporate debt obligations measured at fair value using Level 3 inputs at December 31, 2010 comprised one trust-preferred security with a cost basis of $500,000, for which there is currently no active market. Like the Company’s other corporate debt holdings, this security is also an issue of a bank/bank holding company domiciled in the southeastern United States.

The following is a reconciliation of activity for the corporate debt obligations measured at fair value based on significant unobservable inputs (level 3):

Year Ended December 31,	2010
Level 3 assets:
Balance, December 31, 2009	$6,160,214
Unrealized losses included in comprehensive income	-
Obligations transferred from level 3	(5,660,214)
Balance, December 31, 2010	$500,000

The corporate debt obligations transferred from level 3 to level 2 during 2010 were the “B+” rated and trust preferred securities discussed in Note 2. The transfer, effective the beginning of the period, resulted from increased transparency in input factors provided by a third party pricing service; should this transparency diminish, these obligations could be reclassified as level 3 assets in the future. No other movements were made between levels 1, 2, or 3 in 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis; in other words, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances – for example, when evidence of impairment exists. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. In 2010, the Company recognized losses of $12,556,482 on impaired loans outstanding through the allowance for loan losses. At December 31, 2010, impaired loans with an aggregate outstanding principal balance of $45,832,442

Notes to Consolidated Financial Statements

were measured and reported net of specific allowances at a fair value of $42,252,033. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate collateral, the Company classified all impaired loans in level 3 at December 31, 2010.

Other real estate is adjusted to the lower of cost or fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations are included in noninterest expense. In 2010, devaluations of other real estate currently outstanding totaled $1,970,545. Due to the lack of observable market data, all foreclosed real estate balances were classified in level 3 at December 31, 2010.

Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The Company evaluated its holding in FHLB stock at December 31, 2010 and determined no impairment charge was necessary. Other assets are similarly evaluated under fair value accounting on a nonrecurring basis.

The tables below presents the Company’s outstanding assets for which a nonrecurring change in fair value was recorded during the years ended December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall. Assets reviewed for impairment such as level 3 FHLB stock, but for which no corresponding impairment charge was recorded, are not included in these totals.

	Fair Value Measurements Using
December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Gains (Losses) for the Year
Assets:
Impaired loans	-	-	$45,832,442	$45,832,442	$(12,556,482)
Other real estate	-	-	7,454,748	7,454,748	(1,970,545)
Total fair value of assets on a nonrecurring basis	-	-	$53,287,190	$53,287,190	$(14,527,027)

	Fair Value Measurements Using
December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Gains (Losses) for the Year
Assets:
Impaired loans	-	-	$35,648,212	$35,648,212	$(5,052,606)
Other real estate	-	-	2,919,328	2,919,328	(386,579)
Total fair value of assets on a nonrecurring basis	-	-	$38,567,540	$38,567,540	$(5,439,185)

Notes to Consolidated Financial Statements

As disclosed on the prior page, the loss amount shown for impaired loans includes charge-offs as well as the allowance currently allocated for these loans at December 31, 2010 and 2009. No transfers were made between levels 1, 2, and 3 assets evaluated under fair value accounting on a nonrecurring basis. Additionally, no nonrecurring change in fair value was recognized on any liabilities in 2010 or 2009.

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

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

December 31,		2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$80,868,505	$80,868,505	$42,632,259	$42,632,259
Investment securities available-for-sale	74,299,903	74,299,903	74,626,130	74,626,130
Loans, net	235,707,989	237,411,612	268,556,153	269,404,186
Accrued interest receivable	1,487,126	1,487,126	1,865,383	1,865,383
Other financial assets	1,173,700	1,173,700	1,313,800	1,313,800

Financial liabilities:
Deposits	$375,195,119	$376,619,703	$351,771,341	$353,217,255
Federal funds purchased	-	-	-	-
U.S. Treasury demand note	762,782	762,782	753,595	753,595
FHLB advances	5,000,000	5,191,353	10,000,000	10,099,933
Accrued interest payable	1,287,916	1,287,916	1,506,208	1,506,208

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

19.	PARENT COMPANY FINANCIAL INFORMATION

Parent Company only financial information is presented below:

Condensed Balance Sheets (Parent Company Only)

December 31,	2010	2009
Assets

Cash in subsidiary bank	$3,142,176	$3,498,279
Investment securities available-for-sale	452,500	375,000
Investment in subsidiary, at equity	40,588,291	51,909,421
Other assets	624,092	775,983
Total Assets	$44,807,059	$56,558,683

Liabilities
Other liabilities	$1,500	$-

Shareholders’ Equity

Common stock	4,475,996	4,475,996
Additional paid-in capital	1,495,668	1,449,696
Retained earnings	47,459,963	60,512,342
Treasury stock, at cost	(8,894,461)	(8,803,031)
Accumulated other comprehensive income (loss)	268,393	(1,076,320)
Total shareholders’ equity	44,805,559	56,558,683
Total Liabilities and Shareholders’ Equity	$44,807,059	$56,558,683

Notes to Consolidated Financial Statements

Condensed Statements of Operations (Parent Company Only)

Years Ended December 31,	2010	2009	2008
Income:
From subsidiary:
Dividends	$-	$800,000	$3,164,025
Interest	31,010	36,922	49,490
Other interest income	27,882	77,334	153,602
Net loss on sales of investment securities available-for-sale	-	(77,199)	-
Other-than-temporary impairment loss on debt security	-	-	(1,024,681)
Total income	58,892	837,057	2,342,436
Operating expenses	70,449	69,968	75,506
Income (loss) before income tax benefit and equity in undistributed income (loss) (distributions in excess of earnings) of subsidiary	(11,557)	767,089	2,266,930
Income tax benefit	(29,573)	(10,461)	(340,724)
Income (loss) before undistributed income (loss) (distributions in excess of earnings) of subsidiary	18,016	777,550	2,607,654
Equity in undistributed income (loss) (distributions in excess of earnings) of subsidiary	(12,662,979)	(43,463)	942,159
Net income (loss)	$(12,644,963)	$734,087	$3,549,813

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows (Parent Company Only)

Years Ended December 31,	2010	2009	2008
Cash flows from operating activities:
Net income	$(12,644,963)	$734,087	$3,549,813
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion, net	(3,508)	(9,409)	(41,288)
Deferred income tax provision (benefit)	(2,174)	310,918	(308,744)
Net loss on investment securities available-for-sale	-	77,199	-
Other-than-temporary impairment loss on debt security	-	-	1,024,681
Equity in undistributed income (loss) (distributions in excess of earnings) of subsidiary	12,662,979	43,463	(942,159)
Stock-based compensation	45,972	42,908	15,065
(Increase) decrease in interest receivable	-	34,488	(38,384)
Net change in income tax receivable or payable	312,027	(88,075)	(380,558)
Increase (decrease) in intercompany receivable or payable	(183,118)	(1,024,681)	1,024,681
Net (increase) decrease in other assets	(45,972)	15,105	(78,389)
Net increase (decrease) in other liabilities	1,500	-	-
Net cash provided by operating activities	142,743	136,003	3,824,718

Cash flows from investing activities:
Purchase of investment securities available-for-sale	-	-	(3,735,048)
Proceeds from sales of investment securities available-for-sale	-	2,202,240	1,020,776
Net cash provided by (used in) investing activities	-	2,202,240	(2,714,272)

Cash flows from financing activities:
Purchase of treasury stock	(91,430)	(452,999)	(42,127)
Dividends paid	(407,416)	(947,745)	(2,780,290)
Net cash used in financing activities	(498,846)	(1,400,744)	(2,822,417)
Net increase (decrease) in cash and cash equivalents	(356,103)	937,499	(1,711,971)
Cash and cash equivalents at beginning of year	3,498,279	2,560,780	4,272,751
Cash and cash equivalents at end of year	$3,142,176	$3,498,279	$2,560,780

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was carried out under the supervision and with the participation of the Company’s CEO, Treasurer, and other members of management as of December 31, 2010. The CEO and Treasurer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, and (ii) recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2010 that has materially affected, or is likely to materially affect, such internal controls.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the disclosures on page 46 and the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2011 (“Proxy Statement”).

Item 11.	Executive Compensation.

The information required by this Item, including compensation pursuant to employee benefit plans, is incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(2)	Financial Statement Schedules:

All financial statement schedules have been omitted as the required information is either presented in the Consolidated Financial Statements and related notes or inapplicable.

(a)(3)	Index to Exhibits:

	Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

	Exhibit 4	Specimen Common Stock Certificate, incorporated by reference from Form 8-A filed April 30, 2001.

	Exhibit 10	2006 Stock Option Plan, as amended and restated effective January 1, 2008, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

	Exhibit 21	Subsidiaries of the Company.

	Exhibit 22	Registrant’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders, which will be filed by April 29, 2011, incorporated by reference.

	Exhibit 31.1	Rule 13a-14(a) Certification of CEO.

	Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer.

	Exhibit 32	Section 1350 Certification of CEO/Treasurer.

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

Date: April 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ CORNELIUS P. HOLLAND, III	President & CEO; Director	April 28, 2011
Cornelius P. Holland, III

PRINCIPAL ACCOUNTING/ FINANCIAL OFFICER:

/s/ ALYSON G. BEASLEY	Vice President & Treasurer; Director	April 28, 2011
Alyson G. Beasley

DIRECTORS:

/s/ DAVID H. BLUESTEIN	Director	April 28, 2011
David H. Bluestein

/s/ ALVA J. HOPKINS, III	Director	April 28, 2011
Alva J. Hopkins, III

/s/ DONALD R. MCCUE	Director	April 28, 2011
Donald R. McCue