Form 10-Q
period 2011-03-31
SOUTHEASTERN BANKING CORP
filed 2011-06-10
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

Commission File Number 000-32627

(Exact name of registrant as specified in its charter)

Georgia	58-1423423
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P. O. Box 455, 1010 North Way, Darien, Georgia 31305

(Address of principal executive offices) (Zip Code)

(912) 437-4141

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 23, 2011, 3,129,388 shares of the Registrant’s common stock, par value $1.25 per share, were outstanding.

Part I - Financial Information

Item 1.	Financial Statements.

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) March 31, 2011	December 31, 2010
Assets
Cash and due from banks	$9,459,545	$8,206,514
Interest-bearing deposits in other banks	82,015,008	70,511,991
Federal funds sold	2,150,000	2,150,000

Cash and cash equivalents	93,624,553	80,868,505
Investment securities:
Available-for-sale, at market value (amortized cost of $75,374,654 and $73,893,247 at March 31, 2011 and December 31, 2010)	75,841,661	74,299,903
Loans, gross	235,703,640	245,688,555
Unearned income	(60,873)	(65,007)
Allowance for loan losses	(8,370,191)	(9,915,559)

Net loans	227,272,576	235,707,989
Premises and equipment, net	11,984,017	12,107,464
Bank-owned life insurance, at cash surrender value	5,796,561	5,738,642
Other real estate	12,914,943	11,636,290
Other assets	6,933,291	7,274,264

Total Assets	$434,367,602	$427,633,057

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest-bearing demand deposits	$56,965,413	$55,377,519
Interest-bearing demand, savings, and time deposits	324,622,920	319,817,600

Total deposits	381,588,333	375,195,119
U. S. Treasury demand note	1,042,509	762,782
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	1,853,843	1,869,597

Total liabilities	389,484,685	382,827,498

Shareholders’ Equity
Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,507,008	1,495,668
Retained earnings	47,486,150	47,459,963
Treasury stock, at cost	(8,894,461)	(8,894,461)
Accumulated other comprehensive income	308,224	268,393

Total shareholders’ equity	44,882,917	44,805,559

Total Liabilities and Shareholders’ Equity	$434,367,602	$427,633,057

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,129,388	3,129,388
Treasury shares	451,409	451,409

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Operations

(Unaudited)

Three Months Ended March 31,	2011	2010
Interest income:
Interest and fees on loans	$3,377,795	$3,653,226
Interest on investment securities:
Taxable	455,343	662,416
Tax-exempt	146,520	204,414
Other interest income	51,186	23,653

Total interest income	4,030,844	4,543,709

Interest expense:
Interest on deposits	917,767	1,181,509
Interest on Federal Home Loan Bank advances	32,301	93,968

Total interest expense	950,068	1,275,477

Net interest income	3,080,776	3,268,232
Provision for loan losses	660,000	2,985,000

Net interest income after provision for loan losses	2,420,776	283,232

Noninterest income:
Service charges on deposit accounts	550,877	641,912
Net loss on sales of investment securities available-for-sale	(18,191)	—
Other noninterest income	337,434	337,114

Total noninterest income	870,120	979,026

Noninterest expense:
Salaries and employee benefits	1,682,707	1,826,314
Occupancy and equipment expense, net	612,777	694,070
Net gain on sales of other real estate	(22,029)	(3,820)
Write-downs on other real estate	161,127	—
Other noninterest expense	830,127	794,712

Total noninterest expense	3,264,709	3,311,276

Income (loss) before income tax expense (benefit)	26,187	(2,049,018)
Income tax expense (benefit)	—	(876,609)

Net income (loss)	$26,187	$(1,172,409)

Basic and diluted earnings (loss) per common share	$0.01	$(0.37)

Basic and diluted weighted average common shares outstanding	3,129,388	3,138,531

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stated Value
Balance, December 31, 2009	3,138,531	$4,475,996	$1,449,696	$60,512,342	$(8,803,031)	$(1,076,320)	$56,558,683
Comprehensive loss:
Net loss	—	—	—	(1,172,409)	—	—	(1,172,409)
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $553,088	—	—	—	—	—	1,073,642	1,073,642

Total comprehensive loss							(98,767)

Cash dividends declared, $0.065 per share	—	—	—	(204,005)	—	—	(204,005)
Stock-based compensation	—	—	13,541	—	—	—	13,541

Balance, March 31, 2010	3,138,531	$4,475,996	$1,463,237	$59,135,928	$(8,803,031)	$(2,678)	$56,269,452

Balance, December 31, 2010	3,129,388	$4,475,996	$1,495,668	$47,459,963	$(8,894,461)	$268,393	$44,805,559
Comprehensive income:
Net income	—	—	—	26,187	—	—	26,187
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $14,334	—	—	—	—	—	27,825	27,825
Reclassification adjustment for net (gain) loss on sales of investment securities available-for-sale included in net income, net of tax (benefit) of $(6,185)	—	—	—	—	—	12,006	12,006

Total comprehensive income							66,018

Stock-based compensation	—	—	11,340	—	—	—	11,340

Balance, March 31, 2011	3,129,388	$4,475,996	$1,507,008	$47,486,150	$(8,894,461)	$308,224	$44,882,917

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2011	2010
Cash flows from operating activities:
Net income (loss)	$26,187	$(1,172,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	174,972	209,850
Amortization and accretion, net	17,539	62,544
Provision for loan losses	660,000	2,985,000
Deferred income tax expense	—	327,684
Net loss on sales of investment securities available-for-sale	18,191	—
Increase in cash surrender value of bank-owned life insurance	(57,919)	(58,815)
Net gain on sales of other real estate	(22,029)	(3,820)
Write-downs on other real estate	161,127	—
Stock-based compensation	11,340	13,541
Decrease in interest receivable	100,213	192,104
Decrease in interest payable	(102,013)	(78,001)
Net change in income tax receivable or payable	9,953	(1,209,543)
Decrease in prepaid FDIC assessments	189,000	134,267
Net decrease (increase) in other assets	36,557	(92,721)
Net increase in other liabilities	65,740	208,285

Net cash provided by operating activities	1,288,858	1,517,966

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(152,101,435)	—
Proceeds from sales of investment securities available-for-sale	474,000	—
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	150,115,547	3,268,134
Net decrease in loans	5,742,537	12,029,706
Capital expenditures, net	(51,525)	(37,879)
Proceeds from sales of other real estate	615,125	113,528

Net cash provided by investing activities	4,794,249	15,373,489

Cash flows from financing activities:
Net increase in deposits	6,393,214	11,136,025
Net increase in U. S. Treasury demand note	279,727	422,421
Repayment of advances from Federal Home Loan Bank	—	(5,000,000)
Dividends paid	—	(204,005)

Net cash provided by financing activities	6,672,941	6,354,441

Net increase in cash and cash equivalents	12,756,048	23,245,896
Cash and cash equivalents at beginning of period	80,868,505	42,632,459

Cash and cash equivalents at end of period	$93,624,553	$65,878,355

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$1,052,081	$1,353,478
Income taxes paid (refunded), net	(9,953)	—
Noncash investing and financing transactions:
Change in unrealized gains (losses) on investment securities available-for-sale	60,350	1,626,728
Loans charged-off to allowance for loan losses	2,245,855	3,563,225
Real estate acquired through foreclosure	2,032,875	1,962,779
Loans made in connection with sales of other real estate	—	257,718

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Southeastern Banking Corporation and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The accounting and reporting policies followed in the presentation of the accompanying unaudited consolidated financial statements are consistent with those described in note 1 of the notes to the consolidated financial statements included in the Company’s 2010 Form 10-K, as updated by the information contained in this Form 10-Q. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to fairly present such information for the periods and dates indicated. Such adjustments, which include transactions typically determined or settled at year-end, are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of December 31, 2010 has been extracted from the audited consolidated balance sheet included in the Company’s 2010 Form 10-K. Certain reclassifications, with no effect on total assets or net operating results, have been made to prior period amounts to conform to the current period presentation.

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

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options using the treasury stock method. In any periods of net loss, diluted loss per share is calculated in the same manner as basic earnings per share. Since they were non-dilutive, 70,250 and 83,500 equivalent shares related to stock options were excluded from the computation of diluted earnings (loss) per share at March 31, 2011 and 2010.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring additional disclosures on transfers in and out of the fair value hierarchy and activity within level 3 financial instruments. This update also provides clarification on classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification were effective for the Company as of December 31, 2009, except for disclosures related to activity within level 3 financial instruments. The level 3 disclosures were effective in the interim reporting period ending March 31, 2011. Adoption of the new disclosure requirements has not affected the Company’s financial position or results of operations.

In May 2011, the FASB issued additional guidance on fair value measurement. The new guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the proper application of the highest and best use and valuation premise concepts and the fair value measurement of an instrument classified in shareholders’ equity. Additionally, the amendments permit a reporting entity that manages financial instruments on the basis of its net exposure, rather than gross exposure, to measure the underlying financial

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

assets and liabilities at the price that would be received to sell a net asset position or transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date and clarify that premiums and discounts in fair value measurements relate to the unit of account, and not size, as a characteristic of an entity’s holding. Expanded disclosure must be provided about valuation processes used for level 3 instruments, including quantitative information on unobservable inputs and sensitivity of fair value measurement to changes in unobservable inputs; use of nonfinancial assets if that use varies from its highest and best use, and that asset is measured at fair value on the balance sheets or its fair value is based on highest and best use; and categorization by level of the fair value hierarchy for items not measured at fair value on the balance sheets but for which fair value must be disclosed. The amendments are effective for interim and annual periods beginning after December 15, 2011. Adoption of the new guidance will not impact the Company’s financial position or results of operations.

In July 2010, the FASB issued an accounting pronouncement requiring more robust disclosures about the credit quality of loans and the allowance for loan losses. The additional disclosures include a rollforward of the allowance for loan losses on a disaggregated basis and more information, by type of loan, on credit quality indicators including aging and troubled debt restructurings (“TDRs”) as well as any significant purchases and sales. Most of the new disclosure requirements were effective beginning December 31, 2010. Disclosures about activity that occurs during a reporting period are effective the first quarter of 2011 and are included in note 4. In April 2011, the FASB issued an accounting standards update deferring the disclosure of TDR credit quality indicators until the third quarter of 2011. The new disclosure requirements have not affected the Company’s financial position or results of operations.

In December 2010, the FASB issued an accounting standards update addressing differences in the ways entities have disclosed pro forma revenue and earnings in a business combination. If an entity presents comparable financial statements, the guidance requires the entity to disclose revenue and earnings of the combined entity as if the business combination(s) occurring during the current year had occurred as of the beginning of the comparable prior annual reporting period. Supplemental pro forma disclosures must also be expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The new requirements, which became effective as of January 1, 2011, have not affected the Company’s financial position, results of operations, or cash flows.

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized below:

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$4,259,693	$161,912	$582	$4,421,023
U. S. Government-sponsored enterprise securities	32,820,493	79,219	5,060	32,894,652
Agency residential mortgage-backed securities	15,264,089	619,510	5,224	15,878,375
Obligations of states and political subdivisions	14,644,318	343,651	117,704	14,870,265
Corporate debt obligations	8,386,061	64,333	673,048	7,777,346

Total investment securities	$75,374,654	$1,268,625	$801,618	$75,841,661

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$4,551,010	$187,524	$—	$4,738,534
U. S. Government-sponsored enterprise securities	33,549,865	118,203	31	33,668,037
Agency residential mortgage-backed securities	10,323,420	642,201	—	10,965,621
Obligations of states and political subdivisions	16,587,458	370,210	136,664	16,821,004
Corporate debt obligations	8,881,494	20,710	795,497	8,106,707

Total investment securities	$73,893,247	$1,338,848	$932,192	$74,299,903

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2011 are shown in the table below. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Mortgage-backed securities are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Available-for-Sale
March 31, 2011	Amortized Cost	Fair Value
Due within one year	$25,164,654	$25,185,949
Due from one to five years	14,538,569	14,782,871
Due from five to ten years	8,607,954	8,892,739
Due after ten years	11,799,388	11,101,727

	60,110,565	59,963,286
Agency residential mortgage-backed securities	15,264,089	15,878,375

Total investment securities	$75,374,654	$75,841,661

Securities with carrying values of $68,462,091 and $65,127,641 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and other borrowings as required by law.

Year-to-date, the Company sold one “B+” rated corporate debt obligation, recording an $18,191 loss on proceeds totaling $474,000. In fiscal 2010, the Company sold four “B+” holdings of this same issuer, recognizing a $141,088 loss on sales and also recording a $45,069 other-than-temporary impairment charge, which is further discussed in the Company’s 2010
Form 10-K. The Company had no residual holdings of this issuer at March 31, 2011. The 2011 year-to-date sales activity is further enumerated in the next table.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2011
Gross realized gains	$—
Gross realized losses	18,191

Net realized loss	$(18,191)

Proceeds from sales	$474,000

The cost of investment securities sold, and the resultant gain or loss, were based on the specific identification method. No securities were sold during the three months ended March 31, 2010. Additionally, no other-than-temporary impairment losses were recognized during the three months ended March 31, 2011 and March 31, 2010.

Securities with unrealized losses that were not deemed other-than-temporarily impaired at March 31, 2011 and December 31, 2010 are shown in the table on the next page.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Less than Twelve Months		Twelve Months or More		Total
March 31, 2011	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$1,025,034	$582	$—	$—	$1,025,034	$582
U. S. Government-sponsored enterprise securities	26,994,700	5,060	—	—	26,994,700	5,060
Agency residential mortgage-backed securities	1,982,899	5,224	—	—	1,982,899	5,224
Obligations of states and political subdivisions	1,038,899	17,679	842,520	100,025	1,881,419	117,704
Corporate debt obligations	2,308,030	147,344	3,927,378	525,704	6,235,408	673,048

Total temporarily impaired securities	$33,349,562	$175,889	$4,769,898	$625,729	$38,119,460	$801,618

	Less than Twelve Months		Twelve Months or More		Total
December 31, 2010	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$—	$—	$—	$—	$—
U. S. Government-sponsored enterprise securities	22,099,730	31	—	—	22,099,730	31
Agency residential mortgage-backed securities	—	—	—	—	—	—
Obligations of states and political subdivisions	978,233	28,015	834,049	108,649	1,812,282	136,664
Corporate debt obligations	2,325,199	132,946	4,284,304	662,551	6,609,503	795,497

Total temporarily impaired securities	$25,403,162	$160,992	$5,118,353	$771,200	$30,521,515	$932,192

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

On March 31, 2011, the Company held certain investment securities having unrealized loss positions. Market changes in interest rates and credit spreads will result in temporary unrealized losses as the market price of securities fluctuates. The turmoil and illiquidity in the financial markets during 2010 and 2011 year-to-date increased market yields on certain securities as a result of credit spreads widening. This shift in market yields resulted in unrealized losses on certain securities within the Company’s portfolio.

Unrealized losses continued to be concentrated in corporate debt obligations at March 31, 2011. The unrealized loss of $673,048 related to five corporate debt obligations was attributable exclusively to issues of banks or bank holding companies domiciled in the southeastern United States. At March 31, 2011, two holdings, both pertaining to the same issuer, with fair values of $3,153,500 and unrealized losses of $284,050, were rated “BB.” Three non-rated trust preferred securities had an aggregate carrying value of $3,081,908 and unrealized loss of $388,998 at March 31, 2011. The total unrealized loss on these five corporate securities, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which have continued to affect the banking industry. Although a) major rating agencies downgraded certain of these securities during the last 12 months and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers to settle the securities at par. In particular, the issuer of the “BB” rated securities was a recipient of government capital and continues to meet its obligations. However, management’s position regarding the impairment of these securities is subject to change as circumstances evolve.

Within the municipal portfolio, three or $842,520 of total holdings had been in a continuous unrealized loss position for twelve months or more at March 31, 2011 and four or $1,038,899 in a continuous loss position less than twelve months. These municipals were all rated “A1” or higher by at least one nationally recognized rating agency except for three non-rated securities. The unrealized loss position on these seven securities resulted primarily from changes in market yields and/or withdrawn ratings on municipals that had received credit support from bond insurance. Ratings withdrawals were widespread during the recent economic crisis as many bond insurers faltered. As discussed further below, the Company does not rely solely on bond insurance in making investment decisions and did not consider these particular securities to be impaired at March 31, 2011. Other than fourteen non-rated issues with fair values aggregating $3,409,157, all holdings in the municipal portfolio comprised rated, investment grade securities. The majority, or 79%, of the non-rated issues were based in Georgia. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Within a) U.S. Government and federal agency securities, which comprise U.S. Small Business Administration participation certificates; b) U.S. Government-sponsored enterprise securities, which principally comprise Federal Home Loan Bank (“FHLB”), Fannie Mae, and Federal Farm Credit Bank obligations; and c) agency residential mortgage-backed securities, which comprise Fannie Mae, Freddie Mac, and Ginnie Mae issues, the cumulative unrealized loss position totaled $10,866, or less than 1%, on a carrying value of $30,002,633 at March 31, 2011. These particular securities all carried an “Aaa” or “AAA” rating from the rating agencies. The Company does not own any private label mortgage-backed securities.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At March 31, 2011, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. Impairment charges on the Company’s holdings could become necessary in the future if the economic crisis facing the banking industry does not fully abate and various issuers’ financial condition weakens.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The Company held stock in the FHLB of Atlanta totaling $1,173,700 at March 31, 2011. The Company carries the stock, which is included in other assets, at cost and evaluates it for impairment based on ultimate recoverability of par value. The Company evaluated its holding in FHLB stock at March 31, 2011 and believes its holdings are recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

Concentrations of credit risk pertaining to investment securities are discussed in other sections of this Form 10-Q.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at March 31, 2011 and December 31, 2010 is shown below:

	March 31, 2011		December 31, 2010
	Balance	Percent of Total	Balance	Percent of Total
Commercial real estate:
Construction and development	$80,361,545	34.09%	$86,972,052	35.39%
Owner-occupied	36,197,929	15.36	35,300,711	14.37
Non owner-occupied	28,975,443	12.29	29,523,640	12.02
Residential real estate - mortgage	47,971,601	20.35	48,686,595	19.82
Other commercial, financial, and agricultural	31,380,986	13.32	33,504,726	13.64
Consumer, including credit cards	10,816,136	4.59	11,700,831	4.76

Loans, gross	235,703,640	100.00%	245,688,555	100.00%

Unearned income	(60,873)		(65,007)
Allowance for loan losses	(8,370,191)		(9,915,559)

Net loans	$227,272,576		$235,707,989

Commercial real estate loans represented approximately 62% of the total loan portfolio at both March 31, 2011 and December 31, 2010. Due to continued instability of real estate values, loans in the commercial real estate portfolio may have a greater risk of uncollectibility than other loans. Additionally, because a substantial portion of the loan portfolio is secured by real estate in southeast Georgia and northeast Florida, the loan portfolio is particularly susceptible to changes in market conditions in those areas. Refer to Part I, Item 2 of this Form 10-Q for additional disclosure on loan concentrations.

In accordance with GAAP, the loan portfolio was disaggregated into four segments and further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level in which an entity develops and documents a systematic method for determining its allowance for loan losses. The segments used in the portfolio include commercial real estate; residential real estate – mortgage; other commercial, financial, agricultural; and consumer. Commercial real estate has been divided into three classes, including construction and development, owner-occupied, and non owner-occupied credits. All land and lot development loans have been included in the construction and development class, regardless of whether the underlying real estate is zoned commercial or residential. This classification of construction and development loans corresponds with definitions used by banking regulators for examination and other purposes.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Aging of past due loans is presented by segment in the next table. Balances presented are based on book balance, or recorded investment.

March 31, 2011	Current	Accruing 30 – 89 Days Past Due	Accruing 90 Days or More Past Due	Total Accruing Past Due	Nonaccrual	Total
Commercial real estate:
Construction and development	$58,749,183	$985,820	$17,728	$1,003,548	$20,608,814	$80,361,545
Owner-occupied	35,470,903	350,001	—	350,001	377,025	36,197,929
Non owner-occupied	28,164,303	278,142	—	278,142	532,998	28,975,443
Residential real estate - mortgage	42,225,945	1,181,375	26,191	1,207,566	4,538,090	47,971,601
Other commercial, financial, and agricultural	30,516,038	527,233	—	527,233	337,715	31,380,986
Consumer, including credit cards	10,226,975	307,189	24,365	331,554	257,607	10,816,136

Loans, gross	$205,353,347	$3,629,760	$68,284	$3,698,044	$26,652,249	$235,703,640

December 31, 2010	Current	Accruing 30 – 89 Days Past Due	Accruing 90 Days or More Past Due	Total Accruing Past Due	Nonaccrual	Total
Commercial real estate:
Construction and development	$64,560,275	$553,271	$18,555	$571,826	$21,839,951	$86,972,052
Owner-occupied	33,422,584	1,197,251	—	1,197,251	680,876	35,300,711
Non owner-occupied	28,745,303	81,151	—	81,151	697,186	29,523,640
Residential real estate - mortgage	43,425,467	678,612	75,848	754,460	4,506,668	48,686,595
Other commercial, financial, and agricultural	32,925,618	155,384	—	155,384	423,724	33,504,726
Consumer, including credit cards	10,890,188	410,570	26,536	437,106	373,537	11,700,831

Loans, gross	$213,969,435	$3,076,239	$120,939	$3,197,178	$28,521,942	$245,688,555

Within accruing loans 30 - 89 days past due, $2,592,201 of the total was past due 30 - 59 days, and $1,037,559, 60 – 89 days, at March 31, 2011; accruing loans past due 30 – 59 days and 60 – 89 days totaled $2,442,451 and $633,788 at December 31, 2010.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Pass (Grades 1 -4) - Loans included in or migrating towards a “pass” grade of one to four carry the lowest risk of loss. Such loans are well-protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less selling costs, of underlying collateral.

Special Mention (Grade 5) – Loans in this category have potential weaknesses requiring additional monitoring. These loans are not adversely classified and do not currently have sufficient risk to warrant adverse classification. Substantially all special mention loans are performing.

Substandard (Grade 6) – These loans are inadequately supported by the current worth and paying capacity of the obligor or collateral pledged, if any. A distinct possibility of loss exists if the underlying deficiencies are not corrected. At March 31, 2011 and December 31, 2010, all nonaccrual loans were graded substandard.

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

March 31, 2011	Pass (1 – 4)	Special Mention (5)	Substandard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate:
Construction and development	$34,056,253	$21,433,587	$24,871,705	$—	$—	$80,361,545
Owner-occupied	32,921,186	1,872,774	1,403,969	—	—	36,197,929
Non owner-occupied	16,910,475	8,609,053	3,455,915	—	—	28,975,443
Residential real estate - mortgage	35,897,373	4,221,038	7,853,190	—	—	47,971,601
Other commercial, financial, and agricultural	30,161,684	722,151	497,151	—	—	31,380,986
Consumer, including credit cards	10,322,020	163,715	330,401	—	—	10,816,136

Loans, gross	$160,268,991	$37,022,318	$38,412,331	$—	$—	$235,703,640

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2010	Pass (1 – 4)	Special Mention (5)	Substandard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate:
Construction and development	$35,170,540	$21,525,120	$30,276,392	$—	$—	$86,972,052
Owner-occupied	31,702,978	2,649,760	947,973	—	—	35,300,711
Non owner-occupied	22,531,694	3,242,934	3,749,012	—	—	29,523,640
Residential real estate - mortgage	35,813,611	5,194,612	7,678,372	—	—	48,686,595
Other commercial, financial, and agricultural	30,000,682	610,926	2,893,118	—	—	33,504,726
Consumer, including credit cards	10,988,957	240,987	470,887	—	—	11,700,831

Loans, gross	$166,208,462	$33,464,339	$46,015,754	$—	$—	$245,688,555

Activity in the allowance for loan losses is summarized by loan segment below:

As of and for the Three Months Ended March 31, 2011	Commercial Real Estate	Residential Real Estate	Other Commercial, Financial, & Agricultural	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$7,442,941	$1,747,843	$405,830	$262,223	$56,722	$9,915,559
Provision for loan losses	211,790	445,255	(49,913)	(52,295)	105,163	660,000
Charge-offs	(2,016,469)	(180,426)	(12,849)	(36,111)	—	(2,245,855)
Recoveries	287	7,081	4,394	28,725	—	40,487

Ending balance	$5,638,549	$2,019,753	$347,462	$202,542	$161,885	$8,370,191

Ending balance, loans individually evaluated for impairment	$1,123,722	$1,277,339	$562	$—	$—	$2,401,623

Loans:
Gross ending balance	$145,534,917	$47,971,601	$31,380,986	10,816,136	$—	$235,703,640

Ending balance, gross loans individually evaluated for impairment	$28,221,913	$6,362,967	$18,741	$26,610	$—	$34,630,231

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Within the commercial real estate classes specifically, activity included:

As of & for the Three Months Ended March 31, 2011	Construction & Development	Owner- Occupied	Non Owner- Occupied	Total Commercial Real Estate
Allowance for loan losses:
Balance, beginning of year	$7,133,461	$124,729	$184,751	$7,442,941
Provision for loan losses	(4,043)	51,372	164,461	211,790
Charge-offs	(1,852,280)	—	(164,189)	(2,016,469)
Recoveries	287	—	—	287

Ending balance	$5,277,425	$176,101	$185,023	$5,638,549

Ending balance, loans individually evaluated for impairment	$966,023	$55,106	$102,593	$1,123,722

Loans:
Gross ending balance	$80,361,545	$36,197,929	$28,975,443	$145,534,917

Ending balance, gross loans individually evaluated for impairment	$23,538,459	$1,263,690	$3,419,764	$28,221,913

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans include loans placed on nonaccrual status as well as TDRs, loans past due 90 days or more and still accruing, and other accruing loans individually evaluated for impairment. All of the Company’s impaired loans have a valuation allowance. Impaired loans comprised the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Nonaccrual loans	$26,652,249	$28,521,942
Troubled debt restructurings not included above	5,669,751	12,669,230
Loans past due 90 days or more and still accruing	68,284	120,939
Other accruing loans individually evaluated for impairment	5,075,932	4,520,331

Total impaired loans	$37,466,216	$45,832,442

Valuation allowance related to total impaired loans	$2,497,413	$3,580,409

Total impaired loans are disaggregated by segment and class below:

As of & for the Three Months Ended March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$24,411,874	$35,336,124	$1,030,344
Owner-occupied	1,428,915	1,569,961	55,665
Non owner-occupied	3,419,764	3,704,149	102,593
Residential real estate - mortgage	7,585,975	8,663,368	1,298,247
Other commercial, financial, and agricultural	337,715	480,818	7,085
Consumer, including credit cards	281,973	664,671	3,479

Total impaired loans	$37,466,216	$50,419,091	$2,497,413

Average investment in impaired loans	$40,690,240

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$30,017,176	$39,673,998	$2,459,478
Owner-occupied	1,337,701	1,483,080	35,631
Non owner-occupied	3,749,011	3,869,208	117,131
Residential real estate - mortgage	7,544,914	8,558,866	881,587
Other commercial, financial, and agricultural	2,751,545	2,882,978	80,651
Consumer, including credit cards	432,095	812,241	5,931

Total impaired loans	$45,832,442	$57,280,371	$3,580,409

Impaired loans with a valuation allowance include pools of impaired loans. At March 31, 2011, these pools had a recorded investment, or book balance, of $2,835,985, unpaid principal balance of $3,966,802, and related allowance of $95,790. The recorded investment, unpaid principal, and related allowance in such pools totaled $3,135,061, $4,179,940, and $106,737, respectively, at December 31, 2010. The gross amount of interest income that would have been recorded on nonaccrual loans and TDRs, if all such loans had been accruing interest at their contractual rates, approximated $410,000 during the first quarter of 2011. Cash basis interest income actually recognized on nonaccrual loans approximated $15,000. Nonaccrual and TDRs included in impaired loans averaged approximately $36,229,000 in 2011 year-to-date.

5.	Fair Value

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for investment securities available-for-sale. The Company does not currently measure any other assets or liabilities at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes or exchange-traded equities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2, include U.S. Government-sponsored enterprise securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. Due to limited activity and less transparency regarding input factors, one corporate debt obligation was classified in level 3 at March 31, 2011 and December 31, 2010.

Securities measured at fair value on a recurring basis are presented in the next table.

	Fair Value Measurements Using
March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$4,421,023	$—	$4,421,023
U. S. Government-sponsored enterprise securities	—	32,894,652	—	32,894,652
Agency residential mortgage-backed securities	—	15,878,375	—	15,878,375
Obligations of states and political subdivisions	—	14,870,265	—	14,870,265
Corporate debt obligations	—	7,277,346	500,000	7,777,346

Total investment securities	$—	$75,341,661	$500,000	$75,841,661

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Fair Value Measurements Using
December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U. S. Government and federal agency securities	$—	$4,738,534	$—	$4,738,534
U. S. Government-sponsored enterprise securities	—	33,668,037	—	33,668,037
Agency residential mortgage-backed securities	—	10,965,621	—	10,965,621
Obligations of states and political subdivisions	—	16,821,004	—	16,821,004
Corporate debt obligations	—	7,606,707	500,000	8,106,707

Total investment securities	$—	$73,799,903	$500,000	$74,299,903

The corporate debt obligation measured at fair value using level 3 inputs at March 31, 2011 and December 31, 2010 comprised one trust preferred security with a cost basis of $500,000, for which there is currently no active market. Like the Company’s other corporate debt holdings, this security is also an issue of a bank/bank holding company domiciled in the southeastern United States. No transfers or activity involving other securities occurred within the level 3 category during the first quarter of 2011. Should transparency in input factors diminish, additional obligations could be classified as level 3 assets in the future. No transfers were made between level 1 or 2 assets measured at fair value on a recurring basis during the first quarter.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis; in other words, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances – for example, when evidence of impairment exists. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. During the first quarter of 2011, the Company recognized losses of $836,916 on impaired loans outstanding through the allowance for loan losses. At March 31, 2011, impaired loans with an aggregate outstanding principal balance of $37,466,216 were measured and reported net of specific allowances at a fair value of $34,968,803. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate collateral, the Company classified all impaired loans in level 3 at March 31, 2011.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Other real estate is recorded at fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations are included in noninterest expense. During the quarter ended March 31, 2011, devaluations of other real estate currently outstanding totaled $161,127. All foreclosed real estate balances were classified in level 3 at March 31, 2011.

Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The Company evaluated its holding in FHLB stock at March 31, 2011 and determined no impairment charge was necessary. Other assets are similarly evaluated under fair value accounting on a nonrecurring basis.

The table below presents the Company’s outstanding assets for which a nonrecurring change in fair value was recorded during the three months ended March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall. Assets reviewed for impairment such as level 3 FHLB stock, but for which no corresponding impairment charge was recorded, are not included in these totals.

	Fair Value Measurements Using
March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Gains (Losses) for the Three Months
Assets:
Impaired loans	$—	$—	$37,466,216	$37,466,216	$(836,916)
Other real estate	—	—	1,188,740	1,188,740	(161,127)

Total fair value of assets on a nonrecurring basis	$—	$—	$38,654,956	$38,654,956	$(998,043)

As disclosed on the prior page, the loss amount shown for impaired loans includes charge-offs as well as the provision allocated for these loans during the first quarter. The loss amount for other real estate does not include charge-offs recognized on these credits prior to foreclosure of the underlying collateral; these charge-offs totaled $191,576 in 2011 year-to-date. No transfers were made between level 1, 2, and 3 assets evaluated under fair value accounting on a nonrecurring basis. Additionally, no nonrecurring change in fair value was recognized on any liabilities in 2011 year-to-date.

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

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$93,624,553	$93,624,553	$80,868,505	$80,868,505
Investment securities available-for-sale	75,841,661	75,841,661	74,299,903	74,299,903
Net loans	227,272,576	227,319,418	235,707,989	237,411,612
Accrued interest receivable	1,386,913	1,386,913	1,487,126	1,487,126
Other financial assets	1,173,700	1,173,700	1,173,700	1,173,700
Financial liabilities:
Deposits	$381,588,333	$382,860,016	$375,195,119	$376,619,703
U.S. Treasury demand note	1,042,509	1,042,509	762,782	762,782
FHLB advances	5,000,000	5,210,330	5,000,000	5,191,353
Accrued interest payable	1,185,903	1,185,903	1,287,916	1,287,916

Bank premises and equipment, customer relationships, deposit base, and other information needed to compute the Company’s aggregate fair-value are not included in the table above. Accordingly, the fair values above are not intended to represent the underlying market value of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Analysis should be read in conjunction with the 2010 Annual Report on Form 10-K and the consolidated financial statements & related notes on pages 3 – 22 of this quarterly filing. The Company’s accounting policies, which are described in detail in
Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments, and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled Critical Accounting Policies and Forward-Looking Statements within this Analysis.

Description of Business

Southeastern Banking Corporation, with assets exceeding $434,367,000, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary chartered in 1888, offers a full line of commercial and retail services to meet the financial needs of its customer base through its sixteen branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking and through an affiliation with a third party broker-dealer, provides insurance and investment brokerage services.

Financial Condition

Consolidated assets totaled $434,367,602 at March 31, 2011, up $6,734,545 or 1.57% from year-end 2010. A substantial increase in cash & cash equivalents offset by a 3.58% decline in net loans was the chief factor in the three-month results. Specifically, cash & cash equivalents, which include correspondent balances at the Federal Reserve and federal funds sold, increased $12,756,048 while investment securities and other real estate grew $1,541,758 and $1,278,653; net loans declined $8,435,413. A $6,393,214 increase in deposits precipitated the asset rise. Loans comprised approximately 59%, investment securities, 19%, and interest-bearing deposits in other banks, 21%, of earning assets at March 31, 2011 versus 62%, 19%, and 18%, at December 31, 2010. Overall, earning assets approximated 91% of total assets at March 31, 2011. During the year-earlier period, total assets grew $6,399,499 or 1.52%. A $23,245,896 increase in cash & cash equivalents and a $16,719,767 decline in net loans were the predominant factors in the 2010 results. Refer to the Liquidity section of this Analysis for details on deposits and other funding sources as well as the higher cash balances being maintained currently. Loans are discussed beginning on page 25.

Investment Securities

Overall, investment securities increased $1,541,758 or 2.08% since December 31, 2010. Purchases of securities in the first three months of 2011, primarily comprising short-term securities with original maturities of 90 days or less, approximated $152,101,000, and redemptions, $150,590,000. The use of Agency discount notes and U.S. Treasury bills to collateralize public funds was the predominant factor in the 2011 purchase and redemption activity. Effective December 31, 2010, the FDIC amended its deposit insurance program to eliminate insurance coverage above $250,000 on NOW accounts, which are the predominant account type used by public funds. The change in insurance coverage necessitated the purchase of securities to collateralize affected public funds. One security was sold year-to-date. Specifically, a corporate holding with a cost basis of $492,191 was sold at an $18,191 loss. The remaining redemptions were largely attributable to various issuers’ exercise of call options and prepayments in the normal course of business and also, the relatively low-rate interest environment. The effective repricing of redeemed securities impacts current and future earnings results; refer to the Interest Rate and Market Risk/Interest Rate Sensitivity and Operations sections of this Analysis for more details. At March 31, 2011, agency residential mortgage-backed securities, municipals, and corporates comprised 21%, 20%, and 10% of the portfolio; other agency and U.S. Government enterprise securities together comprised 49%. Overall, securities comprised 19% of earning assets at March 31, 2011, virtually unchanged from year-end 2010. The portfolio yield approximated 3.51% during the first three months of 2011, down 171 basis points from 2010. Yields are expected to decline further during 2011 due largely to anticipated short-term purchases and year-over-year reductions in corporate securities; on a weighted average basis, these corporate securities had higher yields than many of the other holdings in the portfolio.

Management believes the credit quality of the investment portfolio remains fundamentally sound, with 70.14% of the carrying value of debt securities, including mortgage-backed securities, being backed by U.S. Government agency and U.S. Government-sponsored enterprises at March 31, 2011. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $15,716,372 residential mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) at March 31, 2011. Residential mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. Management continues to monitor the viability of both FNMA and FHLMC as going concerns: In early 2011, the U.S. Treasury again reiterated its support for FNMA and FHLMC although changes are expected in the business model going forward. Besides FNMA and FHLMC, the Company also owned Ginnie Mae residential mortgage securities with a carrying value of $162,003 at March 31, 2011. U.S. Government and federal agency holdings comprised U.S. Small Business Administration obligations, and U.S. Government-sponsored enterprise holdings comprised FHLB, FNMA, FHLMC, and Federal Farm Credit Bank obligations at March 31, 2011. Credit concern surrounding the FHLB system continues to be widespread. The FHLB obligations owned by the Company carry the highest rating available from Moody’s and Standard and Poor’s. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock, which totaled $1,173,700 at March 31, 2011, is included in other assets and recorded at cost.

At March 31, 2011 and also, year-end 2010, the entire corporate portfolio comprised issues of banks and bank holding companies domiciled in the southeastern United States. These corporate debt obligations were all rated “BB” or higher by at least one nationally recognized rating agency at March 31, 2011 except for three non-rated trust preferred securities with an aggregate carrying value of $3,081,908 and unrealized loss of $388,998. The $673,048 net unrealized loss on the total corporate portfolio, down $122,449 or 15.39% from year-end 2010, including the trust preferred holdings, is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which have continued to afflict the banking industry. Although a) major rating agencies have downgraded certain of these securities during the last 12 months and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers to settle the securities at par. In particular, the issuer of the “BB” rated securities was a recipient of government capital and continues to meet its obligations. As discussed in note 3 to the consolidated financial statements, the Company sold a “B+” rated corporate and recognized an $18,191 loss during the first three months of 2011; the Company had no residual holdings of this particular issuer at March 31, 2011. Except for fourteen non-rated issues with fair values aggregating $3,409,157, all holdings in the municipal portfolio were rated, investment grade securities. The majority, or 79%, of the non-rated issues were based in Georgia. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At March 31, 2011, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. Impairment charges could become necessary in the future if the economic crisis facing the banking industry does not fully abate and various issuers’ financial condition weakens.

The weighted average life of the portfolio approximated 2.59 years at March 31, 2011; management does not expect any material extension in duration during 2011. The amortized cost and estimated fair value of investment securities, all available-for-sale, are delineated in the next table.

Investment Securities by Category March 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
U. S. Government and federal agency securities	$4,260	$162	$1	$4,421
U. S. Government-sponsored enterprise securities[1]	32,821	79	5	32,895
Agency residential mortgage-backed securities	15,264	620	5	15,879
Obligations of states and political subdivisions	14,644	344	118	14,870
Corporate debt obligations	8,386	64	673	7,777

Total investment securities	$75,375	$1,269	$802	75,842

[1]	Includes agency discount notes with original maturities of three months or less, as applicable.

At March 31, 2011, the market value of the investment portfolio reflected $801,618 in gross unrealized losses, mostly in the corporate portfolio. Management continues to monitor these market values closely and hopes for an eventual recovery as issues facing banks and their affiliates are fully addressed. Capital raises and strategic initiatives enacted by these organizations have been positive developments for these corporate holdings; nonetheless, ratings downgrades and additional losses have occurred and may continue. For more details on investment securities and related fair value, refer to the Capital Adequacy section of this analysis.

The Company did not have a concentration in the obligations of any issuer at March 31, 2011 other than U.S. Government agencies, U.S. Government enterprises, and certain corporate holdings. At March 31, 2011, the Company held $5,461,530 in corporate securities issued by two separate regional bank holding companies; these holdings comprised 7.20% of the total securities portfolio and 70.22% of the corporate portfolio.

Loans

Loans, net of unearned income, fell 4.06% or $9,980,781 since year-end 2010. The net loans to deposits ratio aggregated 61.75% at March 31, 2011 versus 65.47% at December 31, 2010 and 71.22% a year ago. The loan categorization table below reflects declines of $6,610,507 in real estate - construction balances, $1,774,719 in the commercial portfolio, $884,695 in consumer loans, and $714,994 in real estate – residential mortgage balances at March 31, 2011 compared to year-end 2010. The $6,610,507 or 7.60% decline in real estate - construction balances resulted from multiple factors, including pay-downs, and as further discussed in the next two subsections, significant charge-offs and foreclosures. These loans, widely known as acquisition and development loans, continued to be predominantly residential in nature and concentrated in the Company’s coastal markets at March 31. These type loans are typically short-term and somewhat cyclical; swings in these account balances are normal and to be expected. Due to the current slowdown in real estate activity, overall duration of these particular loans has increased the last few years. The escalation in nonperforming assets attributable to these loans is expected to continue in 2011, albeit at a slower pace. With the exception of existing commitments, the Company is originating new acquisition and development loans only to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral. Although the Company, comparable to peer institutions of similar size, originates permanent mortgages for new construction, it historically has not held or serviced long-term mortgage loans of any volume in its own portfolio. Rather, permanent mortgages are typically brokered through a mortgage underwriter or government agency. The Company receives mortgage origination fees, which are included in other noninterest income, for its participation in these origination transactions. Overall, the commercial portfolio declined 1.80% or $1,774,719 year-to-date. Agricultural loans and tax-free government loans within this portfolio declined $241,196 and $1,936,040; nonfarm real estate loans and other commercial/industrial loans grew $349,021 and $53,496. The tax-free loans serve as a bridge for local government bodies anticipating property tax collections and are intended to be short-term. Tighter credit policies and less demand throughout SEB’s branches both contributed to the 7.56% and 1.47% declines in consumer and real estate – residential mortgage loans at March 31, 2011 compared to December 31, 2010.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline further the remainder of 2011. Additionally, as further discussed in the next subsection of this Analysis, management expects problem asset volumes to remain elevated given the Company’s significant real estate portfolio. During the same period in 2010, net loans declined 6.26% or $17,259,892. The commercial and real estate – construction portfolios contributed most of the 2010 decline. Loans outstanding are presented by type in the following table.

Loans by Category	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Commercial, financial, and agricultural[1]	$96,554	$98,329	$89,677
Real estate – construction[3]	80,362	86,972	104,895
Real estate – residential mortgage[2,3]	47,972	48,687	51,682
Consumer, including credit cards	10,816	11,701	12,305

Loans, gross	235,704	245,689	258,559
Unearned income	(61)	(65)	(93)

Net loans	$235,643	$245,624	$258,466

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate – mortgage, are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate loans are residential in nature.

Many commercial and real estate credits with floating rates have reached their contractual floors. Additionally, many recent originations and renewals have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $104,900,000 at March 31, 2011 compared to $105,800,000 at December 31, 2010 and $111,900,000 at March 31, 2010. The average yield on these particular outstanding balances, which included all loan types, was 5.54%, or 229 basis points above New York prime, at March 31, 2011. Management continues to shorten maturity options on commercial credits as feasible, a move that should mitigate the Company’s interest sensitivity position when prime adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2011, approximately 83.17% of the loan portfolio was comprised of loans with real estate as the primary collateral, including land tracts and lots. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios. A geographic concentration in loans arises given the Company’s operations within a regional area of northeast Florida and particularly, southeast Georgia. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $28,616,000 at March 31, 2011, compared to $31,685,000 at year-end 2010 and $39,585,000 at March 31, 2010. The decline in overall commitments results from the Company’s decision to reduce its exposure to higher risk areas, including acquisition and development lending, as well as customer decisions not to renew their lines. Because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements. The Company has not funded or incurred any losses on letters of credit in 2011 year-to-date.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessions, totaled $44,665,844 at March 31, 2011. Aggregate balances declined 14.50% or $7,574,173 at March 31, 2011 from December 31, 2010 but increased $3,201,854 from March 31, 2010. As a percent of total assets, nonperforming assets totaled 10.28% at March 31, 2011 versus 12.22% at December 31, 2010 and 9.70% at March 31, 2010. Nonperforming assets materially and adversely affected the Company’s business, resources, and operating results during the first three months of 2011, and management expects continuing adverse effects until real estate markets, particularly coastal markets, improve. Acquisition and development loans secured by land tracts and lots remained the primary factor in the nonperforming trends. Summary information about nonperforming assets and accruing loans past due 90 days or more is provided in the following table; narrative discussing each major category begins thereafter.

Nonperforming Assets[1]	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Nonaccrual loans:
Commercial, financial, and agricultural	$1,248	$1,802	$1,723
Real estate – construction	20,609	21,840	21,845
Real estate – mortgage	4,538	4,507	2,551
Consumer, including credit cards	257	373	299

Total nonaccrual loans	$26,652	$28,522	$26,418
Troubled debt restructured loans[2]	5,670	12,669	5,467

Total nonperforming loans	$32,322	$41,191	$31,885
Foreclosed real estate[3]	12,315	11,034	9,514
Other repossessed assets	28	15	65

Total nonperforming assets	$44,665	$52,240	$41,464

Accruing loans past due 90 days or more	$68	$121	$201

Ratios:
Nonperforming loans to net loans[4]	13.72%	16.77%	12.34%

Nonperforming assets to net loans[4] plus foreclosed/repossessed assets	18.01%	20.35%	15.47%

[1]

See Note 4 to the consolidated financial statements for definitional variance between impaired and nonperforming loans and also, categorization differences resulting from disaggregation of loan portfolio required in footnote disclosure.

[2]	Does not include restructured loans reported as nonaccrual.
[3]	Includes only other real estate acquired through foreclosure or in settlement of debts previously contracted.
[4]	Net of unearned income.

Nonaccrual Loans. Nonaccrual loans comprised $26,652,249 or 59.67% of nonperforming asset balances at March 31, 2011. Approximately $4,962,000 of loans were placed on nonaccrual status during the three-month period, $2,246,000 charged-off, $2,033,000 transferred out by foreclosure, and $2,553,000 reduced by payments or other repossession. At March 31, 2011, real estate-secured loans comprised $26,228,303 or 98.41% of total nonaccrual balances. Nonaccrual balances did not contain any other industry concentrations at March 31, 2011. The collateral underlying nonaccrual balances is presented in the next table.

Nonaccrual Loans by Collateral Type	March 31, 2011	December 31, 2010
(Dollars in thousands)
Collateral type:
Real estate:
Land tracts	$6,778	$6,027
Lots within developments	9,960	11,682
Residential dwellings	8,574	8,828
Commercial buildings	916	1,385

Total real estate	$26,228	27,922
Equipment	312	442
Other	112	158

Total nonaccrual loans	$26,652	$28,522

Approximately 96% of the real estate collateral underlying nonaccrual balances at March 31, 2011 was located in Georgia, predominantly coastal Georgia, with the balance in Florida. Nonaccrual balances included one purchased participation loan at March 31, 2011. This particular loan, with a balance of $532,998 and secured by a commercial building, is the only purchased participation on the Company’s books; a $164,189 charge-off was recorded on this credit during the first quarter of 2011 and in June, the underlying property was foreclosed.

Relationships above $250,000 comprised 85.03% or $22,661,300 of nonaccrual balances at March 31, 2011. Cumulative charge-offs recognized on these 13 large relationships, primarily acquisition and development relationships, totaled $11,500,020 at March 31, 2011; $9,480,297 of these charge-offs were recognized in 2010 and prior years and $2,019,723 year-to-date. The specific allowance allocated to these 13 relationships totaled $679,836 at March 31, 2011. Additional charge-offs recognized on these particular credits since March 31, 2011 were nominal. The table below presents nonaccrual loans by relationship tiers.

Nonaccrual Loans by Relationship Tiers March 31, 2011	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
< $250,000	142	$3,991	14.97%	$28
> $250,000 - ≤ $750,000	6	2,412	9.05%	402
> $750,000	7	20,249	75.98%	2,893

Total	155	$26,652	100.00%	$172

Nonaccrual Loans by Relationship Tiers December 31, 2010	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
≤ $250,000	145	$4,244	14.88%	$29
> $250,000 - ≤ $750,000	5	2,223	7.79%	445
> $750,000	9	22,055	77.33%	2,451

Total	159	$28,522	100.00%	$179

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

Subsequent to March 31, loans with principal balances approximating $4,086,000 were placed on nonaccrual status, reduced by charge-offs totaling $40,794. The largest credit within this group, secured primarily by tracts and residential lots, including lots in established subdivisions, had a $3,422,000 book balance. Management is currently reappraising the underlying real estate on this credit and reviewing legal remedies and other solutions prior to foreclosure. Unless pricing and demand in the real estate markets improve, management expects other borrowers, including other borrowers with loan balances above $250,000, to also stop servicing their loans. As noted in the Operations section of this Analysis, management expects the Company to be only marginally profitable in fiscal 2011, if at all. The Company regularly stress tests its capital position to measure its ability to withstand deterioration in operating performance and asset quality. Nonaccrual and other impaired loans, including acquisition and development loans, figure prominently in these stress tests. Currently, the Company’s capital levels remain able to withstand considerable reductions before reaching regulatory minimums. At May 31, 2011, nonaccrual loans totaled $28,824,281, reflecting $2,172,032 net inflows since March 31, 2011. Although nonaccrual levels are expected to remain elevated in the near-term, management remains cautiously optimistic that charge-offs and the associated provision peaked last year. Comparative details on charge-offs and the provision are provided in the Allowance for Loan Losses table. Details on nonperforming assets which have migrated from nonaccrual to foreclosed status are provided in the Foreclosed Real Estate subsection below.

TDRs. The $5,669,751 troubled debt restructurings (“TDR”) balance at March 31, 2011 comprised loan relationships for which payment concessions were granted. Four large relationships with balances ranging from $267,000 - $2,850,000 comprised the entire TDR balance at March 31, 2011. These balances were variously secured by commercial & residential real estate. The specific allowance allocated to the aggregate TDR balance totaled $303,765 at March 31, 2011. No additional loans were placed on TDR status subsequent to March 31, 2011.

The allowance for loan losses approximated 0.26X the nonperforming loans balance at March 31, 2011 versus 0.24X at year-end 2010 and 0.21X a year ago. As noted earlier, management expects overall credit conditions and the performance of the loan portfolio to remain weak in the near term, resulting in additional charge-offs and more provisioning until real estate markets stabilize.

Foreclosed Real Estate. Foreclosures, sales, and subsequent devaluations within foreclosed real estate balances totaled $2,032,875, $590,075, and $161,127 during the 2011 first quarter. One foreclosure of raw land in an established neighborhood comprised 58% or $1,173,000 of the first quarter foreclosures; separately, a single home sale in this same subdivision comprised 97% of sales activity through March 31, 2011. The remaining first quarter foreclosures, including residential lots and a former barbecue restaurant, had values ranging from $4,600 - $334,000. Charge-offs recognized on all underlying credits prior to their 2011 foreclosures approximated $586,000; 33% or $192,000 of these charge-offs were recognized in 2011 and $394,000 in prior years. The next table details foreclosed real estate by real estate type.

Foreclosed Real Estate by Type	March 31, 2011	December 31, 2010
(Dollars in thousands)
Real estate:
Land tracts	$6,863	$5,584
Lots within developments	2,300	2,025
Residential dwellings	2,403	2,986
Commercial buildings	749	439

Total foreclosed real estate	$12,315	$11,034

Approximately 83% of these holdings were located in Georgia with the balance in Nassau County, Florida at March 31, 2011. Aggregate holdings in a single established subdivision increased from approximately $2,750,000 at year-end 2010 to $3,350,000 at March 31, 2011 due to net foreclosure activity. The next largest holding in any established subdivision approximated $337,000 at March 31, 2011.

The following table presents foreclosed real estate based on collateral values of individual properties.

Foreclosed Real Estate by Collateral Values March 31, 2011	Number of Properties	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Collateral value:
< $250,000	51	$3,018	24.51%	$59
> $250,000 - ≤ $750,000	5	2,398	19.47%	480
> $750,000	6	6,899	56.02%	1,150

Total	62	$12,315	100.00%	$199

Foreclosed Real Estate by Collateral Values December 31, 2010	Number of Properties	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Collateral value:
< $250,000	49	$2,940	26.64%	$60
> $250,000 - ≤ $750,000	4	2,365	21.44%	591
> $750,000	5	5,729	51.92%	1,146

Total	58	$11,034	100.00%	$190

As shown in the preceding table, foreclosed real estate balances included eleven material properties aggregating $9,296,849 at March 31, 2011; individual values ranged from $309,750 - $1,402,000. Charge-offs recognized on these larger properties prior to foreclosure approximated $2,228,000; these charge-offs were all recognized prior to 2011. Charge-offs recognized life-to-date on all active properties totaled $3,246,971; devaluations recognized subsequent to foreclosure on these properties totaled $2,488,251 life-to-date at March 31, 2011. Approximately 6% or $161,127 of these devaluation charges were recorded in the first quarter of 2011.

Certain foreclosed real estate balances pertain to the same borrower. The next table presents foreclosed real estate aggregated by relationship tiers.

Foreclosed Real Estate by Relationship Tiers March 31, 2011	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
< $250,000	35	$2,090	16.97%	$60
> $250,000 - ≤ $750,000	4	1,701	13.81%	425
> $750,000	7	8,524	69.22%	1,218

Total	46	$12,315	100.00%	$268

Foreclosed Real Estate by Relationship Tiers December 31, 2010	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)
Relationship tier:
< $250,000	31	$1,995	18.08%	$64
> $250,000 - ≤ $750,000	2	1,058	9.59%	529
> $750,000	6	7,981	72.33%	1,330

Total	39	$11,034	100.00%	$283

Foreclosures from April 1 – June 6 approximated $2,272,000; sales, all pertaining to smaller properties, $75,000; and devaluations, $82,000. These eight foreclosures, or deeds in lieu of, had values ranging from $13,500 - $553,500 and included multiple lots, two dwellings, and the commercial building discussed earlier.

Although foreclosed properties continue to be marketed aggressively, management expects to incur carrying costs for at least one year. Any additional devaluation will be charged to operations. The Company’s foreclosed real estate holdings can be viewed via a link from its website at www.southeasternbank.com or directly at www.liveatthecoast.com. No significant activity occurred within other repossessed assets during 2011 year-to-date.

Accruing Loans Past Due. Loans past due 90 days or more and still accruing totaled $68,284, or less than 1% of net loans, at March 31, 2011. Management is unaware of any material concentrations within these past due balances; the majority, or 64%, of these past due balances were secured by real estate.

Other. Loans past due 30-89 days comprised 1.54% of net loans at March 31, 2011, totaling $3,629,760. Approximately 77% of these past due loans were secured by real estate, predominantly 1 – 4 family residential properties with first liens and raw land. No loans in these past due balances exceeded $250,000 at March 31, 2011.

Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans totaled $5,075,932 at March 31, 2011, up $555,601 or 12.29% from year-end 2010. The March 31 balance pertained to eight separate borrowers whose loan repayment was expected to come foremost from sales of underlying real estate collateral. Due to lagging sales and lingering distress in the real estate markets, payment of principal and interest on these loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Management reviews all loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario – liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these eight classified credits totaled $1,306,073 at March 31, 2011. The $1,306,073 assumes a loss if the underlying collateral required liquidation currently. Management fully expects additional relationships to be identified as impaired throughout 2011, necessitating specific allowances for the underlying loans.

Fluctuations in nonperforming assets, charge-offs, and recoveries for earlier periods are discussed in the Form 10-Qs and 10-Ks filed for those periods. Problem asset information for current and prior periods is also available from the quarterly call reports SEB files with the Federal Deposit Insurance Corporation (“FDIC”). These reports are easily accessible from the FDIC’s website at www.fdic.gov.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb losses inherent in the portfolio. The three-month provision for loan losses at March 31, 2011 totaled $660,000 and net charge-offs, $2,205,368. The comparable provision and net charge-off amounts at March 31, 2010 were $2,985,000 and $3,525,125. Deterioration in the real estate portfolio, particularly land acquisition and development loans, was the overriding factor in the three-month provision; these and other loans will continue to be monitored, and the provision adjusted accordingly. Net charge-offs represented 3.67% of average loans at March 31, 2011, down significantly from 5.27% at March 31, 2010 but up 78 basis points from 0.14% in 2009. Charge-offs on acquisition and development credits, which were discussed in the nonaccrual section, comprised $1,852,280 or 82.48% of gross charge-offs at March 31, 2011. No material recoveries were recognized in the first three months of 2011. Refer to the Nonperforming Assets subsection of this Analysis for references on charge-offs and recoveries recognized in earlier periods. As further mentioned in other sections of this Analysis, the Company is committed to the early recognition of problem loans and to an appropriate and adequate level of allowance. The adequacy of the allowance is further discussed in the next subsection of this Analysis. Activity in the allowance is presented in the following table.

Allowance for Loan Losses Three Months Ended March 31,	2011	2010	2009
(Dollars in thousands)
Allowance for loan losses at beginning of year	$9,916	$7,170	$4,929
Provision for loan losses	660	2,985	940
Charge-offs:
Commercial, financial, and agricultural	177	188	136
Real estate – construction	1,852	3,182	49
Real estate – mortgage	181	117	42
Consumer, including credit cards	36	76	66

Total charge-offs	2,246	3,563	293

Recoveries:
Commercial, financial, and agricultural	4	13	6
Real estate – construction	—	—	150
Real estate – mortgage	7	5	2
Consumer, including credit cards	29	20	38

Total recoveries	40	38	196

Net charge-offs	2,206	3,525	97

Allowance for loan losses at end of period	$8,370	$6,630	$5,772

Net loans outstanding[1] at end of period	$235,643	$258,466	$282,335

Average net loans outstanding[1] at end of period	$240,554	$267,358	$280,966

Ratios:
Allowance to net loans	3.55%	2.57%	2.04%

Net charge-offs to average loans[2]	3.67%	5.27%	0.14%

Provision to average loans[2]	1.11%	4.47%	1.34%

Recoveries to total charge-offs	1.78%	1.07%	66.89%

[1]	Net of unearned income.
[2]	Annualized.

The Company prepares a comprehensive analysis of the allowance for loan losses monthly. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans grouped into pools based on similar characteristics. In this process, general allowance factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses. Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecisions in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate. Based on its analyses, management believes the allowance was adequate at March 31, 2011 but expects further provisioning throughout 2011. Cumulatively in April and May 2011, an additional $500,000 was provisioned and $173,629 charged-off, net of recoveries.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of March 31, 2011.

Liquidity

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Liquidity is vital to any financial institution and its importance cannot be overstated, particularly during periods of economic crisis. Overall liquidity position is determined by the types of assets, and their duration, on the balance sheet; encumbrances; borrowing capacity from customer deposits or other sources; and retained earnings. In short, assets, predominantly loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. The last few years, in an effort to become more liquid, the Company has increased its most liquid assets, namely cash and cash equivalents. Cash and cash equivalents, which variously comprise cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, increased $12,756,048 or 15.77% at March 31, 2011 compared to year-end 2010. Cash and cash equivalents represented 21.55% of total assets at March 31, 2011 versus 18.91% at December 31, 2010. The cost of the liquidity improvement has been a sacrifice of some earnings potential. Liquidity sources are discussed further in the next subsections of this Analysis.

Cash flows from the loan and securities portfolios represent important components of the Company’s overall liquidity position. At March 31, 2011, loans1 and investment securities with carrying values exceeding $137,000,000 were scheduled to mature in one year or less. The investment portfolio has also been structured to meet liquidity needs prior to asset maturity when necessary. Refer to note 3 of the consolidated financial statements for pertinent information on contractual and other redemptions of these

[1]	No cash flow assumptions other than final contractual maturities have been made for installment loans. Nonaccrual loans are excluded.

instruments. Of course, loans are subject to refinancing, and loans and particularly, securities, may be pledged to secure public funds and other borrowing arrangements. At March 31, 2011, 90.27% or $68,462,091 of the Company’s securities portfolio was pledged; when adjusted for overpledging due to cyclical variations in public funds and contingency pledging to the Federal Reserve Bank discount window, approximately $17,700,000 or 23% of the securities portfolio was unencumbered at March 31, 2011. The entities to which the excess collateral is pledged have no legal claim on such collateral unless amounts are owed under other obligations. As discussed in the Financial Condition section of this Analysis and also below, the FDIC amended its deposit insurance program effective December 31, 2010 and NOW accounts will no longer be insured above $250,000. The change in insurance coverage necessitated the purchase of securities to collateralize affected public funds in the first quarter of 2011 and will continue throughout 2011 and beyond.

The Company has long benefited from a relatively large, stable deposit base. Customer-based core deposits, traditionally the Company’s largest and most cost-effective source of funding, comprised 83% of the funding base at March 31, 2011, up 200 basis points from year-end 2010 levels. The variation in core deposits is largely attributable to a decrease in time certificates with balances of $100,000 or more at March 31, 2011 compared to year-end; these particular balances declined over $3,851,000 in the first three months of 2011. Funding sources primarily comprise customer-based core deposits but also include borrowed funds and cash flows from operations. Borrowed funds, which variously encompass U.S. Treasury demand notes, Federal Reserve discount window borrowings, federal funds purchased, and FHLB advances, totaled $6,042,509 at March 31, 2011 versus $5,762,782 at December 31, 2010. The $279,727 or 4.85% growth in borrowed funds resulted from an increase in U.S. Treasury demand notes outstanding. The maximum amount of U.S. Treasury demand notes available to the Company at March 31, 2011 totaled $1,816,514, of which $1,042,509 was outstanding. At March 31, 2011, the Company also had $5,448,065 of borrowing capacity at the Federal Reserve Bank discount window; no amounts were outstanding against this capacity at March 31, 2011, and except for periodic testing of availability, the Company intends to use this capacity on a limited basis. Due to nonperforming assets and other trends, the Company is not currently eligible for any unsecured federal funds lines of credit from its correspondent banks.

Net cash from operations derives primarily from net income adjusted for noncash items such as depreciation and amortization, accretion, and the provision for loan losses. The statements of cash flows within this Form 10-Q provide a comprehensive breakdown of cash flows provided by or used in operating, investing, and financing activities.

In the third quarter of 2009, the FDIC announced its plan to restore DIF balances as a result of recent bank failures. The restoration plan required all FDIC-insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead estimated for the three future years and paid prior to December 31, 2009. The Company paid the required assessment on December 29, 2009 and concurrently recorded a prepaid asset within other assets on the consolidated balance sheets. This prepaid asset totaled $936,000 at March 31, 2011. Any differences between the prepaid and actual amounts due each quarter will be funded using existing available liquidity.

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments in 2011. Refer to the Capital Adequacy section of this Analysis for details on dividend policy and the Financial Condition section for details on unfunded loan commitments.

Deposits

Deposits increased 1.70% or $6,393,214 since year-end 2010. Interest-bearing deposits grew $4,805,320 or 1.50% while noninterest-bearing deposits increased $1,587,894 or 2.87%. Within interest-bearing deposits, time certificate balances declined $5,222,840 while NOW, money market, and savings balances grew $5,871,490, $660,972, and $3,495,698. Time certificate balances of $100,000 or more decreased $3,851,132 year-to-date and represented 49.47% of certificate totals at March 31, 2011. Lower balance certificate totals declined $1,371,708 or 2.00% since December 31, 2010. The Company has focused certificate pricing on customers who also have non-certificate deposit and/or loan balances. The increase in NOW balances occurred in personal accounts as well as local government accounts, predominantly Georgia-based. The modest growth in money market balances likewise resulted largely from personal accounts, also Georgia-based. The increase in savings deposits was due to customers, both personal and non-personal accounts, seeking FDIC-insured investments in this low rate environment. Funding costs associated with deposits declined 22.32% overall at March 31, 2011 versus March 31, 2010 due to reductions in cost of funds; see the Results of Operations section of this Analysis for more details. No single factor precipitated the 2.87% increase in noninterest-bearing deposits since year-end; these balances tend to be somewhat cyclical. Noninterest-bearing deposits will continue to carry unlimited deposit insurance, regardless of dollar amount, until December 31, 2012 under provisions of the Dodd-Frank Act. A separate surcharge will no longer apply as enrollment is automatic for all banks.

Overall, interest-bearing deposits comprised 85.07%, and noninterest-bearing deposits, 14.93%, of total deposits at March 31, 2011. Approximately 82% of quarter-end deposits were based in Georgia and the residual 18% in Florida. The distribution of interest-bearing balances at March 31, 2011 and certain comparable quarter-end dates is shown in the next table.

	March 31, 2011		December 31, 2010		March 31, 2010
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Interest-bearing demand deposits[1]	$134,163	41.33%	$127,631	39.91%	$115,841	37.77%
Savings	57,529	17.72%	54,033	16.89%	54,044	17.62%
Time certificates < $100,000	67,166	20.69%	68,538	21.43%	69,610	22.70%
Time certificates >= $100,000	65,765	20.26%	69,616	21.77%	67,207	21.91%

Total interest-bearing deposits	$324,623	100.00%	$319,818	100.00%	$306,702	100.00%

[1]	NOW and money market accounts.

Deposits of one local governmental body comprised approximately $22,000,000 and $24,402,000 of the overall deposit base at March 31, 2011 and December 31, 2010. On an aggregate basis, public funds comprised approximately 19% of the deposit base at March 31, 2011 and 18% at December 31, 2010. The Company had no brokered deposits at March 31, 2011 and year-end 2010.

As shown in the next table, approximately 94% of time certificates at March 31, 2011 were scheduled to mature within the next twelve months.

Maturities of Time Certificates March 31, 2011	Balances
	< $100,000	≥ $100,000	Total
(Dollars in thousands)
Months to maturity:
3 or less	$16,580	$12,062	$28,642
Over 3 through 12	44,549	51,182	95,731
Over 12 through 36	5,064	2,421	7,485
Over 36	973	100	1,073

Total	$67,166	$65,765	$132,931

The composition of average deposits and the fluctuations therein at March 31 for the last two years is shown in the Average Balances table included in the Operations section of this Analysis.

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at March 31, 2011, unchanged from December 31, 2010. The advances outstanding included a $2,500,000 fixed rate advance due July 30, 2012 with an effective rate of 2.35% and another $2,500,000 fixed rate advance due July 29, 2013 with an effective rate of 2.89%. At March 31, 2011, the two advances were collateralized by cash balances held at the FHLB. Additional funding is not currently available from the FHLB.

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

	Effect on Net Interest Income
Market Rate Change	Gradual	Immediate Shock
+300 basis points	5.70%	21.08%
+200 basis points	2.37%	10.38%
+100 basis points	0.77%	3.53%
-100 basis points	(0.30)%	(3.71)%

The Company’s asset sensitivity has increased since year-end 2010 due largely to growth in interest-bearing balances in other banks; the increase in these balances is further discussed in the Liquidity section of this Analysis.

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

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (for the Company, a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At March 31, 2011, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 16.41%, 17.68%, and 10.25%. On a stand-alone basis, SEB’s same ratios totaled 15.97%, 17.24%, and 9.97%. As discussed in the 2010 Form 10-K, minimum capital standards are slated to increase in the future and will include a capital conservation buffer; management believes the Company already complies with the proposed standards. The Company is committed to maintaining its well-capitalized status and stress tests its capital position on a regular basis to gauge its ability to withstand deterioration in asset quality and operating performance.

Capital ratios for the most recent periods are presented in the next table.

Capital Ratios	March 31, 2011	December 31, 2010	March 31, 2010
(Dollars in thousands)
Tier 1 capital:
Total shareholders’ equity	$44,883	$44,806	$56,269
Accumulated other comprehensive (income) loss	(308)	(269)	3
Intangible assets and other adjustments	—	—	—

Total Tier 1 capital	44,575	44,537	56,272

Tier 2 capital:
Portion of allowance for loan losses	3,457	3,585	3,762

Total risk-based capital	$48,032	$48,122	$60,034

Risk-weighted assets	$271,642	$280,441	$298,122

Risk-based ratios:
Tier 1 capital[1]	16.41%	15.88%	18.88%

Total risk-based capital	17.68%	17.16%	20.14%

Tier 1 leverage ratio	10.25%	10.29%	13.41%

Shareholders’ equity to assets	10.33%	10.48%	13.16%

[1]	The Company’s tier 1 common equity ratio is the same as its tier 1 capital ratio.

Book value per share increased a nominal $0.02 per share during the 2011 first quarter to $14.34 at March 31, 2011. No dividends were declared or paid in the first quarter of 2011, a $0.06 1/2 decline from the same period in 2010. The Company has suspended future dividend payments and treasury stock purchases until operating performance improves and credit losses abate. Regulatory approval will be required prior to payment of a future dividend or treasury stock purchases. For more specifics on equity matters, refer to Part II, Item 2, of this Form 10-Q.

The Company has granted various employees options to purchase shares of common stock; refer to the 2010 Form 10-K previously filed for details on the number of options outstanding and the range of exercise prices.

Accumulated other comprehensive income (loss), which measures net fluctuations in the fair values of investment securities, improved $39,831 since year-end 2010. Further details on investment securities, including corporates, and their associated fair values are contained in the Financial Condition section of this analysis.

Refer to the Financial Condition and Liquidity sections of this Analysis for details on planned capital expenditures.

Results of Operations

The Company recognized net income of $26,187 in the 2011 first quarter compared to a net loss of $1,172,409 during the same period in 2010. On a per share basis, quarterly income totaled $0.01 at March 31, 2011, a $0.38 increase from the $0.37 net loss at March 31, 2010. Major variances in the 2011 – 2010 quarterly results included:

•	$2,325,000 decline in the provision for loan losses;

•

$187,456 reduction in net interest income due to yield reductions resulting from higher cash equivalent balances and shortened maturities on investment securities, overall lower average balances on loans, and an increase in nonperforming assets, particularly nonaccrual loans and also on an average basis, offset by a reduction in interest expense on deposits and other borrowed funds; and

•	Nonrecognition of income tax for both regulatory and financial accounting purposes in 2011 year-to-date versus $876,609 benefit recognized in 2010.

Variations in net interest income and noninterest income/expense are further discussed in the next two subsections of this Analysis; the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Due to margin compression resulting largely from increased nonaccrual loans and high cash equivalent balances, net interest income declined $187,456 or 5.74% during the first three months of 2011 compared to 2010. Additionally, reducing cost of funds in the current economic cycle to mitigate earnings pressure on assets has been particularly difficult since liquidity constraints have compelled regional and other banks to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher and lowered margins and spreads for competitor banks attempting to maintain market share. Although many variable rate loans have reached a contractual floor, reducing asset sensitivity, asset rates remain exceedingly low and deposit costs high on a relative basis. Net interest income and resultant margins and spreads are projected to decline further the remainder of 2011 due to a) yield reductions on a year-over-year basis, due largely to higher cash equivalent balances and shortened maturities on investment securities; b) overall lower average balances on loans; and c) increases in nonperforming assets, particularly nonaccrual loans and foreclosed real estate, also on an average basis. As discussed earlier, unless collected, nonaccrual balances adversely affect interest income two ways - interest reversals and nonearning status. To recap, the net interest margin approximated 3.26% at March 31, 2011 versus 3.58% in 2010; the interest rate spread, 3.07% versus 3.28%. Interest earnings on loans and investment securities fell $275,431 and $264,967 in the first three months of 2011 compared to 2010 while interest income on other assets, which includes cash equivalent balances, increased $27,533. Asset yields averaged 4.24% at March 31, 2011, down 69 basis points from 4.93% in 2010; see the interest differential table on the next page for more details on changes in interest income attributable to volume and rates at March 31, 2011 versus 2010. Interest expense on deposits and other borrowed funds declined $325,409 or 25.51% during the first three months of 2011 versus 2010. Cost of funds fell 48 basis points from 2010 levels, totaling 1.17% at March 31, 2011 versus 1.65% at March 31, 2010. The reduced funding costs resulted mainly from lower rates on deposits at March 31, 2011 compared to 2010. Although interest expense on time certificates declined $215,142 or 24.74% in the first three months of 2011 compared to 2010, higher average balances, competitive pressure, and the aforementioned lag effect have constrained desired rate reductions in this product. Nonetheless, rate pressure on certificates continued to ease year-to-date and is expected to drop further this year. Refer to the Liquidity and Interest Sensitivity sections of this Analysis for more details on deposit/funding fluctuations and the Company’s asset/liability sensitivity position.

The intense competition for deposits and certain loans continues in 2011 and shows no sign of abating. The high number of financial institutions in the Company’s market areas essentially guarantees downward pressure on net interest spreads and margins as all participants struggle to amass, grow, and/or maintain market share. Volume of assets and deposits become even more important as margins decline. Long-term strategies implemented by management to increase average loans outstanding emphasize competitive pricing on loan products and development of additional loan relationships, all without compromising portfolio quality. Management’s strategy for deposits is to closely manage anticipated market increases and maintain a competitive position with respect to pricing and products. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the last two years are provided in the table on the next page.

Selected Average Balances, Income/Expense, and Average Yields Earned and Rates Paid

	2011			2010
Average Balances[6] Three Months Ended March 31,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)
Assets
Interest-earning assets:
Net loans[1,2,4]	$240,554	$3,424	5.77%	$267,358	$3,682	5.59%
Interest-bearing deposits in other banks	76,849	48	0.25%	39,584	20	0.20%
Federal funds sold	2,150	1	0.19%	2,150	1	0.19%
Taxable investment securities[3]	63,442	455	2.91%	55,442	663	4.85%
Tax-exempt investment securities[3,4]	13,231	217	6.65%	18,990	308	6.58%
Other interest-earning assets	1,174	2	0.69%	1,314	1	0.31%

Total interest-earning assets	$397,400	$4,147	4.24%	$384,838	$4,675	4.93%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[5]	$132,997	$186	0.57%	$115,553	$210	0.74%
Savings	55,272	77	0.56%	54,227	102	0.76%
Time certificates	136,115	655	1.95%	133,386	870	2.65%
U. S. Treasury demand note	728	—	—	592	—	—
FHLB advances	5,000	32	2.60%	9,167	94	4.16%

Total interest-bearing liabilities	$330,112	$950	1.17%	$312,925	$1,276	1.65%

Excess of interest-earning assets over interest-bearing liabilities	$67,288			$71,913

Interest rate spread			3.07%			3.28%

Net interest income		$3,197			$3,399

Net interest margin			3.26%			3.58%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	NOW and money market accounts.
[6]	Averages presented generally represent average daily balances.

Analysis of Changes in Net Interest Income

The average balance table above provides detailed information about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010. The table on the next page summarizes the changes in interest income and interest expense attributable to volume and rates during this period.

	2011 Compared to 2010
Interest Differential[1]	Increase (Decrease) Due to
Three Months Ended March 31,	Volume	Rate	Net
(Dollars in thousands)
Interest income:
Net loans[2,3]	$(377)	$119	$(258)
Interest-bearing deposits in other banks	22	6	28
Federal funds sold	—	—	—
Taxable investment securities	85	(293)	(208)
Tax-exempt investment securities[3]	(94)	3	(91)
Other interest-earning assets	—	1	1

Total interest income	(364)	(164)	(528)

Interest expense:
Interest-bearing demand deposits[4]	29	(53)	(24)
Savings	2	(27)	(25)
Time certificates	17	(232)	(215)
U.S. Treasury demand note	—	—	—
FHLB advances	(34)	(28)	(62)

Total interest expense	14	(340)	(326)

Net change in net interest income	$(378)	$176	$(202)

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

Noninterest Income and Expense

Noninterest income declined $108,906 or 11.12% during the first three months of 2011 compared to 2010. Key elements in the year-to-date results included:

a)	Net loss on sales of investment securities available-for-sale: As further discussed in note 3 to the consolidated financial statements, the Company recognized a net loss of $18,191 on the sale of one corporate bond in the first quarter of 2011. No securities were sold during the same period in 2010.

b)	Service charges on deposit accounts: Service charges on deposit accounts declined $91,035 or 14.18% at March 31, 2011 compared to 2010. Lower volume of overdraft fees, as well as regulatory changes impacting the collection of these fees, were the main factors in the year-to-date decline. These regulatory changes, which stem largely from amendments to Federal Reserve Regulation E, became effective July 2010; as a result of the Regulation E amendment, this income category will continue to decline in 2011 when compared to comparable periods in 2010.

c)

Other operating income: The other operating portion of noninterest income was virtually unchanged at March 31, 2011 compared to 2010. By type and amount, the chief components of other operating income at March 31, 2011 were ATM and debit fee income, $157,229; income on bank-owned life insurance, with a resultant yield exceeding 6.00% on a federal taxable-equivalent basis, $57,919; income on sale of check products, $23,592; safe deposit box rentals, $23,080; credit card interchange fees, $21,867; and commissions on the sale of credit life insurance (separate from third party broker-dealer affiliation), $14,940. Together, these six income items comprised 88.50% of other operating income. In 2010, these same six income components comprised 83.34% of other operating income. Dodd-Frank Act regulation, if enacted as proposed, could limit ATM and debit card fee income going forward.

Noninterest expense dropped $46,567 in 2011 year-to-date compared to 2010. The chief factors impacting year-to-date results comprised:

a)	Salaries and employee benefits: Personnel costs fell 7.86% or $143,607 year-to-date. Declines in salaries and payroll taxes accounted for most of the 2011 variation. Specifically, salaries declined $120,015 overall and payroll taxes, $9,376, in 2011 year-to-date compared to 2010. The vast majority, or 83%, of employee expenses remained concentrated in salaries and other direct compensation, including related payroll taxes, at March 31, 2011. Profit-sharing/401-K accruals and other fringe benefits constituted the remaining 3% and 14% of employee expenses. The division of employee expenses between compensation, profit-sharing, and other fringe benefits remained consistent with historical norms in 2011.

b)	Occupancy and equipment expense, net: Net occupancy and equipment expense fell $81,293 or 11.71% during the first three months of 2011 compared to 2010. Savings of $19,645 and $34,878 related to data line communications and depreciation/amortization expense were the main reasons for the decline. The decrease in data line expense resulted from an efficiency upgrade pertaining to new bandwidth over the Company’s network system; the telecommunications upgrade will also reduce comparative expense in other periods this year. The depreciation/amortization reduction is directly related to various furniture and equipment, as well as software, reaching fully depreciated status. These depreciated assets remain in good working condition and have not been replaced as management curtails spending on high dollar items.

c)	Write-downs on other real estate: Write-downs on foreclosed real estate increased $161,127 in the first three months of 2011 compared to 2010. These write-downs correlate with updated appraisals of property held for sale. As further discussed in the Financial Condition section of this Analysis, real estate values in coastal Georgia and northeast Florida remain depressed.

d)	Other noninterest expense: Other noninterest expense increased $35,415 or 4.46% at March 31, 2011 compared to 2010. A $66,657 jump in FDIC costs was the primary factor in the 2011 – 2010 comparative results. Besides FDIC expense, which approximated $214,000 in 2011 & $147,000 in 2010 and aggregated accounting, consulting, & legal fees, which approximated $104,000 in both 2011 and 2010, no individual component of noninterest expense aggregated or exceeded 10% of the total in 2011.

Management anticipates that losses and other costs associated with foreclosed real estate will remain elevated unless the Company’s coastal real estate markets stabilize and demand for properties - at reasonable prices – improves. Due to problem asset resolutions and continued margin compression, the Company expects to be only marginally profitable in 2011, if at all.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared applying certain critical accounting policies. Critical accounting policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company’s future financial condition and results of operations. The Company’s financial statements are prepared in accordance with U.S. GAAP, and they conform to general practices in the banking industry. The Company applies its critical accounting policies consistently from period to period and intends that any change in methodology occur in an appropriate manner. Accounting policies currently deemed critical, including the a) allowance for loan losses; b) estimates of fair value pertinent to investment securities, other real estate, loans, and other assets; and c) income taxes are further discussed in the 2010 Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2010.

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

Forward-Looking Statements

Certain statements set forth in this Quarterly Report on Form 10-Q or incorporated herein by reference, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of federal securities laws, including, without limitation, statements regarding the Company’s outlook on earnings, stock performance, asset quality, economic conditions, real estate markets, and projected growth, and are based upon management’s beliefs as well as assumptions based on data currently available. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, they should be considered forward-looking statements. Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements include: (1) difficult economic conditions, both generally and in local markets, may persist, resulting in, among other things, further deterioration in credit quality, a reduction in demand for credit, or additional declines in real estate values; (2) the severe decline in the real estate and lending market, particularly in the Company’s coastal markets and primarily comprising acquisition and development loans, may continue to negatively affect financial results; (3) the allowance for loan losses may not be adequate to cover eventual loss; (4) future losses will be realized if proceeds received upon liquidation of nonperforming assets are less than carrying values of such assets; (5) restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals; (6) the Company’s recovery of its deferred tax asset could be delayed for an extended period; (7) the Company’s ability to raise any needed capital in a prolonged economic downturn may be impaired if market disruption and volatility continue or worsen; (8) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the Company’s business, revenue, and profit margins; (9) poor financial results may negatively affect liquidity, including liquidity from core deposits; (10) competitive pressures among depository and other financial institutions may increase significantly, resulting in lost business relationships or reduced margins; (11) changes in the interest rate environment may reduce margins or the volumes or values of loans made; (12) competitors may have greater financial resources and develop products that enable them to compete more successfully; (13) the Company’s ability to attract and retain key personnel can be affected by increased competition for experienced employees in the banking industry; (14) adverse changes may occur in the bond markets, affecting portfolio valuation and causing impairment; (15) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (16) economic, governmental, or other factors may prevent growth in the Company’s markets; (17) changes in consumer spending and savings habits could impede the Company’s ability to grow its loan and deposit portfolios; (18) the Company may be unfavorably impacted by litigation, which depends on judicial interpretations of law and findings of juries; (19) the dividend suspension may adversely affect the market price of the Company’s stock; (20) third party vendors who provide key components of the Company’s business infrastructure may have system failures or other difficulties which could materially affect operations; and (21) the risk factors discussed from time to time in the Company’s periodic reports filed with the SEC, including but not limited to, this Report. The Company undertakes no obligation to, and does not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

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

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Chief Financial Officer (“Treasurer”), and other members of management as of March 31, 2011. The CEO and Treasurer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company’s management, including the CEO and the Treasurer, and (ii) recorded, processed, summarized, and reported in accordance with the SEC’s rules and forms. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is likely to materially affect, such internal controls.

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

There were no material changes to the Company’s risk factors during the first quarter of 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 21, 2010, the Company suspended dividend payments and treasury stock purchases until operating performance improves and credit losses abate. The Company’s ability to pay dividends in the future will be dependent on earnings, capital adequacy, the availability of liquid assets for distribution, and regulatory approval. The Company is a legal entity separate from its bank subsidiary, and its revenues depend primarily on the payment of dividends from SEB. Separate regulatory approval will be required before SEB can itself pay a dividend. See the Capital Adequacy section of Part I, Item 2 for more details on the Company’s capital position and the Nonperforming Assets section of Part I, Item 2 for particulars on problem asset trends and their resultant effect on earnings.

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

Date: June 6, 2011