Form 10-Q
period 2011-06-30
SOUTHEASTERN BANKING CORP
filed 2011-08-15
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 15, 2011, 3,129,388 shares of the Registrant’s common stock, par value $1.25 per share, were outstanding.

Part I - Financial Information

Item 1. Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) June 30, 2011	December 31, 2010
Assets

Cash and due from banks	$8,233,104	$8,206,514
Interest-bearing deposits in other banks	83,466,750	70,511,991
Federal funds sold	2,150,000	2,150,000

Cash and cash equivalents	93,849,854	80,868,505

Investment securities:
Available-for-sale, at market value (amortized cost of $73,451,414 and $73,893,247 at June 30, 2011 and December 31, 2010)	74,369,036	74,299,903

Loans, gross	229,772,913	245,688,555
Unearned income	(58,504)	(65,007)
Allowance for loan losses	(8,603,770)	(9,915,559)

Net loans	221,110,639	235,707,989

Premises and equipment, net	11,947,192	12,107,464
Bank-owned life insurance, at cash surrender value	5,855,123	5,738,642
Other real estate	15,781,066	11,636,290
Other assets	6,719,501	7,274,264

Total Assets	$429,632,411	$427,633,057

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$58,154,429	$55,377,519
Interest-bearing demand, savings, and time deposits	318,516,326	319,817,600

Total deposits	376,670,755	375,195,119

U. S. Treasury demand note	889,547	762,782
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,105,752	1,869,597

Total liabilities	384,666,054	382,827,498

Shareholders’ Equity

Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,518,347	1,495,668
Retained earnings	47,260,845	47,459,963
Treasury stock, at cost	(8,894,461)	(8,894,461)
Accumulated other comprehensive income	605,630	268,393

Total shareholders’ equity	44,966,357	44,805,559

Total Liabilities and Shareholders’ Equity	$429,632,411	$427,633,057

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,129,388	3,129,388
Treasury shares	451,409	451,409

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months		Six Months
Period Ended June 30,	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$3,255,496	$3,605,263	$6,633,291	$7,258,489
Interest on investment securities:
Taxable	417,652	597,533	872,995	1,259,949
Tax-exempt	132,040	195,971	278,560	400,385
Other interest income	58,656	36,874	109,842	60,527

Total interest income	3,863,844	4,435,641	7,894,688	8,979,350

Interest expense:
Interest on deposits	809,140	1,178,013	1,726,907	2,359,522
Interest on Federal Home Loan Bank advances	32,661	32,660	64,962	126,628
Interest on other borrowings	—	313	—	313

Total interest expense	841,801	1,210,986	1,791,869	2,486,463

Net interest income	3,022,043	3,224,655	6,102,819	6,492,887

Provision for loan losses	900,000	3,135,000	1,560,000	6,120,000

Net interest income after provision for loan losses	2,122,043	89,655	4,542,819	372,887

Noninterest income:
Service charges on deposit accounts	584,563	704,041	1,135,440	1,345,953
Net loss on sales of investment securities available-for-sale	—	(143,408)	(18,191)	(143,408)
Other noninterest income	349,344	352,205	686,778	689,319

Total noninterest income	933,907	912,838	1,804,027	1,891,864

Noninterest expense:
Salaries and employee benefits	1,679,524	1,791,445	3,362,231	3,617,759
Occupancy and equipment expense, net	651,118	660,478	1,263,895	1,354,548
Other-than-temporary impairment loss on debt security	—	45,059	—	45,059
Net (gain) loss on sales of other real estate	45	2,315	(21,984)	(1,505)
Write-downs on other real estate	82,485	909,569	243,612	909,569
Other noninterest expense	868,083	1,032,514	1,698,210	1,827,226

Total noninterest expense	3,281,255	4,441,380	6,545,964	7,752,656

Loss before income tax benefit	(225,305)	(3,438,887)	(199,118)	(5,487,905)

Income tax benefit	—	(1,386,877)	—	(2,263,486)

Net loss	$(225,305)	$(2,052,010)	$(199,118)	$(3,224,419)

Basic and diluted loss per common share	$(0.07)	$(0.66)	$(0.06)	$(1.03)

Basic and diluted weighted average common shares outstanding	3,129,388	3,129,388	3,129,388	3,133,934

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Stated Value

Balance, December 31, 2009	3,138,531	$4,475,996	$1,449,696	$60,512,342	$(8,803,031)	$(1,076,320)	$56,558,683

Comprehensive loss:
Net loss	—	—	—	(3,224,419)	—	—	(3,224,419)
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $848,303	—	—	—	—	—	1,646,709	1,646,709
Reclassification adjustment for net (gain) loss on sales of investment securities available-for-sale included in net loss, net of tax (benefit) of $(48,759)	—	—	—	—	—	94,649	94,649
Reclassification adjustment for other-than-temporary impairment loss on debt security included in net loss, net of tax (benefit) of $(15,321)	—	—	—	—	—	29,738	29,738

Total comprehensive loss							(1,453,323)

Cash dividends declared, $0.13 per share	—	—	—	(407,416)	—	—	(407,416)

Stock-based compensation	—	—	23,029	—	—	—	23,029

Purchase of treasury stock	(9,143)	—	—	—	(91,430)	—	(91,430)

Balance, June 30, 2010	3,129,388	$4,475,996	$1,472,725	$56,880,507	$(8,894,461)	$694,776	$54,629,543

Balance, December 31, 2010	3,129,388	$4,475,996	$1,495,668	$47,459,963	$(8,894,461)	$268,393	$44,805,559
Comprehensive income:
Net loss	—	—	—	(199,118)	—	—	(199,118)
Unrealized holding gains on investment securities available-for-sale arising during the period, net of tax of $167,543	—	—	—	—	—	325,231	325,231
Reclassification adjustment for net loss on sales of investment securities available-for-sale included in net income, net of tax benefit of $6,185	—	—	—	—	—	12,006	12,006

Total comprehensive income							138,119

Stock-based compensation	—	—	22,679	—	—	—	22,679

Balance, June 30, 2011	3,129,388	$4,475,996	$1,518,347	$47,260,845	$(8,894,461)	$605,630	$44,966,357

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2011	2010

Cash flows from operating activities:
Net loss	$(199,118)	$(3,224,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	350,076	387,821
Amortization and accretion, net	40,490	132,217
Provision for loan losses	1,560,000	6,120,000
Deferred income tax expense	—	36,360
Net loss on sales of investment securities available-for-sale	18,191	143,408
Other-than-temporary impairment loss on debt security	—	45,059
Increase in cash surrender value of bank-owned life insurance	(116,481)	(118,282)
Net gain on sales of other real estate	(21,984)	(1,505)
Write-downs on other real estate	243,612	909,569
Stock-based compensation	22,679	23,029
Decrease in interest receivable	143,594	307,406
Decrease in interest payable	(201,401)	(103,209)
Net change in income tax receivable or payable	9,953	(2,307,576)
Decrease in prepaid FDIC assessments	323,000	412,428
Net increase in other assets	(35,584)	(288,819)
Net increase in other liabilities	263,827	249,298

Net cash provided by operating activities	2,400,854	2,722,785

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(249,420,560)	—
Proceeds from sales of investment securities available-for-sale	474,000	4,146,930
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	249,340,212	6,687,763
Redemption of restricted equity securities	103,300	—
Net decrease in loans	7,977,401	16,288,381
Capital expenditures, net	(189,804)	(168,663)
Proceeds from sales of other real estate	693,545	246,482

Net cash provided by investing activities	8,978,094	27,200,893

Cash flows from financing activities:
Net increase in deposits	1,475,636	22,599,804
Net increase in U. S. Treasury demand note	126,765	176,693
Repayment of advances from Federal Home Loan Bank	—	(5,000,000)
Purchase of treasury stock	—	(91,430)
Dividends paid	—	(407,416)

Net cash provided by financing activities	1,602,401	17,277,651

Net increase in cash and cash equivalents	12,981,349	47,201,329
Cash and cash equivalents at beginning of period	80,868,505	42,632,459

Cash and cash equivalents at end of period	$93,849,854	$89,833,788

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$1,993,270	$2,589,672

Income taxes paid (refunded), net	$(9,953)	$—

Noncash investing and financing transactions:
Change in unrealized gains (losses) on investment securities available-for-sale	$510,966	$2,683,479

Loans charged-off to allowance for loan losses	$2,975,568	$5,577,920

Real estate acquired through foreclosure	$5,059,949	$2,386,049

Loans made in connection with sales of other real estate	$3,500	$257,718

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

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Results of operations for interim periods are not necessarily indicative of trends or results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options using the treasury stock method. In any periods of net loss, diluted loss per share is calculated in the same manner as basic earnings per share. Since they were non-dilutive, 70,250 and 83,500 equivalent shares related to stock options were excluded from the computation of diluted earnings (loss) per share at June 30, 2011 and 2010, respectively.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring additional disclosures on transfers in and out of the fair value hierarchy and activity within level 3 financial instruments. This update also provides clarification on classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification were effective for the Company as of December 31, 2009, except for disclosures related to activity within level 3 financial instruments. The level 3 disclosures were effective the interim reporting period ending March 31, 2011. Adoption of the new disclosure requirements has not had a material impact on the Company’s financial position or results of operations.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

In May 2011, the FASB issued additional guidance on fair value measurement. The new guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the proper application of the highest and best use and valuation premise concepts and the fair value measurement of an instrument classified in shareholders’ equity. Additionally, the amendments permit a reporting entity that manages financial instruments on the basis of its net exposure, rather than gross exposure, to measure the underlying financial assets and liabilities at the price that would be received to sell a net asset position or transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date and clarify that premiums and discounts in fair value measurements relate to the unit of account, and not size, as a characteristic of an entity’s holding. Expanded disclosure must be provided about valuation processes used for level 3 instruments, including quantitative information on unobservable inputs and sensitivity of fair value measurement to changes in unobservable inputs; use of nonfinancial assets if that use varies from its highest and best use, and that asset is measured at fair value on the balance sheets or its fair value is based on highest and best use; and categorization by level of the fair value hierarchy for items not measured at fair value on the balance sheets but for which fair value must be disclosed. The amendments are effective for interim and annual periods beginning after December 15, 2011. Adoption of the new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued an accounting pronouncement requiring more robust disclosures about the credit quality of loans and the allowance for loan losses. The additional disclosures include a rollforward of the allowance for loan losses on a disaggregated basis and more information, by type of loan, on credit quality indicators including aging and troubled debt restructurings (“TDRs”) as well as any significant purchases and sales. Most of the new disclosure requirements were effective beginning December 31, 2010. In April 2011, the FASB issued an accounting standards update deferring the disclosure of TDR credit quality indicators until the third quarter of 2011. The new disclosure requirements have not had a material impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued an accounting standards update addressing differences in the ways entities have disclosed pro forma revenue and earnings in a business combination. If an entity presents comparable financial statements, the guidance requires the entity to disclose revenue and earnings of the combined entity as if the business combination(s) occurring during the current year had occurred as of the beginning of the comparable prior annual reporting period. Supplemental pro forma disclosures must also be expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The new requirements, which became effective as of January 1, 2011, have not had a material impact on the Company’s financial position, results of operations, or cash flows.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of June 30, 2011 and December 31, 2010 are summarized below.

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government and agency securities	$10,194,154	$197,177	$2	$10,391,329
U. S. Government-sponsored enterprise securities	26,305,316	126,161	4	26,431,473
Agency residential mortgage-backed securities	14,229,330	777,407	—	15,006,737
Obligations of states and political subdivisions	14,341,518	428,126	58,397	14,711,247
Corporate debt obligations	8,381,096	111,438	664,284	7,828,250

Total investment securities	$73,451,414	$1,640,309	$722,687	$74,369,036

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U. S. Government and agency securities	$4,551,010	$187,524	$—	$4,738,534
U. S. Government-sponsored enterprise securities	33,549,865	118,203	31	33,668,037
Agency residential mortgage-backed securities	10,323,420	642,201	—	10,965,621
Obligations of states and political subdivisions	16,587,458	370,210	136,664	16,821,004
Corporate debt obligations	8,881,494	20,710	795,497	8,106,707

Total investment securities	$73,893,247	$1,338,848	$932,192	$74,299,903

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2011 are shown in the table below. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Agency-issued mortgage-backed securities and U.S. Small Business Administration (“SBA”) participation certificates (included in U. S. Government and federal agency securities) are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Available-for-Sale
June 30, 2011	Amortized Cost	Fair Value
Due within one year	$27,435,312	$27,472,305
Due from one to five years	12,250,805	12,583,691
Due from five to ten years	4,576,692	4,727,238
Due after ten years	10,765,037	10,187,649

	55,027,846	54,970,883
Agency residential mortgage-backed securities	14,229,330	15,006,737
SBA participation certificates	4,194,239	4,391,416

Total investment securities	$73,451,415	$74,369,036

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Securities with carrying values of $67,116,011 and $65,127,641 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits as required by law and certain borrowing arrangements.

Gains and losses on sales and calls of investment securities for the three months and six months ended June 30, 2011 and 2010 consist of the following:

	Three Months		Six Months
Period Ended June 30,	2011	2010	2011	2010
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	(143,408)	(18,191)	(143,408)

Net realized gain (loss)	$—	$(143,408)	$(18,191)	$(143,408)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Less Than Twelve Months		Over Twelve Months		Total Unrealized Losses
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011
Available-for-sale:
U.S. Government and federal agency securities	$5,999,913	$2	$—	$—	$2
U.S. Government-sponsored enterprise securities	19,499,983	4	—	—	4
Agency residential mortgage-backed securities	—	—	—	—	—
Obligations of states and political subdivisions	—	—	883,961	58,397	58,397
Corporate debt obligations	2,360,195	92,412	3,878,199	571,872	664,284

Total investment securities	$27,860,091	$92,418	$4,762,160	$630,269	$722,687

December 31, 2010
Available-for-sale:
U.S. Government and federal agency securities	$—	$—	$—	$—	$—
U.S. Government-sponsored enterprise securities	22,099,730	31	—	—	31
Agency residential mortgage-backed securities	—	—	—	—	—
Obligations of states and political subdivisions	978,233	28,015	834,049	108,649	136,664
Corporate debt obligations	2,325,199	132,946	4,284,304	662,551	795,497

Total investment securities	$25,403,162	$160,992	$5,118,353	$771,200	$932,192

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At June 30, 2011, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. Impairment charges on the Company’s holdings could become necessary in the future if the economic crisis facing the banking industry does not fully abate and various issuers’ financial condition weakens.

The Company held stock in the Federal Home Loan Bank of Atlanta (“FHLB”) totaling $1,070,400 at June 30, 2011. The Company carries the stock, which is included in other assets, at cost and evaluates it for impairment based on ultimate recoverability of par value. The Company evaluated its holding in FHLB stock at June 30, 2011 and believes its holdings are recoverable at par. In addition, the Company does not have operational or liquidity needs that would require a redemption of the stock in the foreseeable future and therefore determined that the stock was not other-than-temporarily impaired.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at June 30, 2011 and December 31, 2010 is shown below:

	June 30, 2011		December 31, 2010
	Balance	Percent of Total	Balance	Percent of Total
Commercial real estate:
Construction and development	$77,177,722	33.6%	$86,972,052	35.4%
Owner-occupied	36,406,066	15.8	35,300,711	14.4
Non owner-occupied	28,624,341	12.5	29,523,640	12.0
Residential real estate - mortgage	47,383,175	20.6	48,686,595	19.8
Other commercial, financial, and agricultural	29,720,218	12.9	33,504,726	13.6
Consumer, including credit cards	10,461,391	4.6	11,700,831	4.8

Loans, gross	229,772,913	100.0%	245,688,555	100.0%

Unearned income	(58,504)		(65,007)
Allowance for loan losses	(8,603,770)		(9,915,559)

Net loans	$221,110,639		$235,707,989

Commercial real estate loans represented approximately 62% of the total loan portfolio at both June 30, 2011 and December 31, 2010. Due to continued instability of real estate values, loans in the commercial real estate portfolio may have a greater risk of uncollectibility than other loans. Additionally, because a substantial portion of the loan portfolio is secured by real estate in southeast Georgia and northeast Florida, the loan portfolio is particularly susceptible to changes in market conditions in those areas. Refer to Part I, Item 2 of this Form 10-Q for additional disclosure on loan concentrations.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with U.S. GAAP, the loan portfolio was disaggregated into four segments and further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level in which an entity develops and documents a systematic method for determining its allowance for loan losses. The segments used in the portfolio include commercial real estate; residential real estate – mortgage; other commercial, financial, agricultural; and consumer. Commercial real estate has been divided into three classes, including construction and development, owner-occupied, and non owner-occupied credits. All land and lot development loans have been included in the construction and development class, regardless of whether the underlying real estate is zoned commercial or residential. This classification of construction and development loans corresponds with definitions used by banking regulators for examination and other purposes.

Aging of past due loans is presented by segment in the next table. Balances presented are based on book balance, or recorded investment.

June 30, 2011	Current	Accruing 30 – 89 Days Past Due	Accruing 90+ Days Past Due	Total Accruing Past Due	Nonaccrual	Total
Commercial real estate:
Construction and development	$52,965,538	$645,321	$16,928	$662,249	$23,549,935	$77,177,722
Owner-occupied	35,008,244	876,952	—	876,952	520,870	36,406,066
Non owner-occupied	28,092,017	526,749	—	526,749	5,575	28,624,341
Residential real estate - mortgage	41,995,104	856,171	25,536	881,707	4,506,364	47,383,175
Other commercial, financial, and agricultural	29,095,469	335,265	—	335,265	289,484	29,720,218
Consumer, including credit cards	9,790,008	372,324	22,876	395,200	276,183	10,461,391

Loans, gross	$196,946,380	$3,612,782	$65,340	$3,678,122	$29,148,411	$229,772,913

December 31, 2010	Current	Accruing 30 – 89 Days Past Due	Accruing 90+ Days Past Due	Total Accruing Past Due	Nonaccrual	Total
Commercial real estate:
Construction and development	$64,560,275	$553,271	$18,555	$571,826	$21,839,951	$86,972,052
Owner-occupied	33,422,584	1,197,251	—	1,197,251	680,876	35,300,711
Non owner-occupied	28,745,303	81,151	—	81,151	697,186	29,523,640
Residential real estate - mortgage	43,425,467	678,612	75,848	754,460	4,506,668	48,686,595
Other commercial, financial, and agricultural	32,925,618	155,384	—	155,384	423,724	33,504,726
Consumer, including credit cards	10,890,188	410,570	26,536	437,106	373,537	11,700,831

Loans, gross	$213,969,435	$3,076,239	$120,939	$3,197,178	$28,521,942	$245,688,555

Within accruing loans 30 - 89 days past due, $2,250,048 of the total was past due 30 to 59 days, and $1,362,734 were 60 to 89 days past due at June 30, 2011 compared to $2,442,451 accruing loans past due 30 to 59 days and $633,788 accruing loans past due 60 to 89 days at December 31, 2010.

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

Substandard (Grade 6) – These loans are inadequately supported by the current worth and paying capacity of the obligor or collateral pledged, if any. A distinct possibility of loss exists if the underlying deficiencies are not corrected. At June 30, 2011 and December 31, 2010, all nonaccrual loans were graded substandard.

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

June 30, 2011	Pass (1 – 4)	Special Mention (5)	Substandard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate:
Construction and development	$32,891,648	$15,997,253	$28,288,821	$—	$—	$77,177,722
Owner-occupied	33,496,246	1,364,184	1,545,636	—	—	36,406,066
Non owner-occupied	16,752,866	8,484,365	3,387,110	—	—	28,624,341
Residential real estate - mortgage	36,270,559	3,457,848	7,654,768	—	—	47,383,175
Other commercial, financial, and agricultural	28,584,406	672,649	463,163	—	—	29,720,218
Consumer, including credit cards	9,948,584	132,098	380,709	—	—	10,461,391

Loans, gross	$157,944,309	$30,108,397	$41,720,207	$—	$—	$229,772,913

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

December 31, 2010	Pass (1 – 4)	Special Mention (5)	Substandard (6)	Doubtful (7)	Loss (8)	Total
Commercial real estate:
Construction and development	$35,170,540	$21,525,120	$30,276,392	$—	$—	$86,972,052
Owner-occupied	31,702,978	2,649,760	947,973	—	—	35,300,711
Non owner-occupied	22,531,694	3,242,934	3,749,012	—	—	29,523,640
Residential real estate - mortgage	35,813,611	5,194,612	7,678,372	—	—	48,686,595
Other commercial, financial, and agricultural	30,000,682	610,926	2,893,118	—	—	33,504,726
Consumer, including credit cards	10,988,957	240,987	470,887	—	—	11,700,831

Loans, gross	$166,208,462	$33,464,339	$46,015,754	$—	$—	$245,688,555

Activity in the allowance for loan losses is summarized by loan segment below:

As of and for the Six Months Ended June 30, 2011	Commercial Real Estate	Residential Real Estate	Other Commercial, Financial, & Agricultural	Consumer	Unallocated	Total
Allowance for loan losses:
Balance, beginning of year	$7,442,941	$1,747,843	$405,830	$262,223	$56,722	$9,915,559
Provision for loan losses	893,268	703,070	83,242	(26,409)	(93,171)	1,560,000
Charge-offs	(2,442,716)	(383,881)	(54,901)	(94,070)	—	(2,975,568)
Recoveries	17,787	14,210	13,758	58,024	—	103,779

Ending balance	$5,911,280	$2,081,242	$447,929	$199,768	$(36,449)	$8,603,770

Ending balance, allocated to loans individually evaluated for impairment	$2,295,497	$1,354,756	$31,937	$5,322	n/a	$3,687,512

Loans, gross	$142,208,129	$47,383,175	$29,720,218	$10,461,391	n/a	$229,772,913

Gross loans individually evaluated for impairment	$32,592,538	$6,137,654	$94,303	$26,610	n/a	$38,851,105

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Within the commercial real estate classes specifically, activity included:

As of & for the Six Months Ended June 30, 2011	Construction & Development	Owner- Occupied	Non Owner- Occupied	Total Commercial Real Estate
Allowance for loan losses:
Balance, beginning of year	$7,133,461	$124,729	$184,751	$7,442,941
Provision for loan losses	553,567	135,006	204,695	893,268
Charge-offs	(2,266,270)	(6,015)	(170,431)	(2,442,716)
Recoveries	17,787	—	—	17,787

Ending balance	$5,438,545	$253,720	$219,015	$5,911,280

Ending balance, allocated to loans individually evaluated for impairment	$2,006,981	$144,798	$143,718	$2,295,497

Loans, gross	$77,177,722	$36,406,066	$28,624,341	$142,208,129

Gross loans individually evaluated for impairment	$27,137,521	$2,125,908	$3,329,109	$32,592,538

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans include loans placed on nonaccrual status as well as troubled debt restructurings (“TDRs”), loans past due 90 days or more and still accruing, and other accruing loans individually evaluated for impairment. All of the Company’s impaired loans have a valuation allowance. Impaired loans comprised the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Nonaccrual loans	$29,148,411	$28,521,942
Troubled debt restructurings not included above	6,780,732	12,669,230
Loans past due 90 days or more and still accruing	65,340	120,939
Other accruing loans individually evaluated for impairment	6,340,007	4,520,331

Total impaired loans	$42,334,490	$45,832,442

Valuation allowance related to total impaired loans	$3,808,242	$3,580,409

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Total impaired loans are disaggregated by segment and class below:

As of & for the Six Months Ended June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$28,440,851	$37,144,944	$2,095,389
Owner-occupied	2,448,193	2,605,410	146,647
Non owner-occupied	3,334,684	3,334,684	142,876
Residential real estate - mortgage	7,446,657	8,534,113	1,377,430
Other commercial, financial, and agricultural	365,046	498,809	37,978
Consumer, including credit cards	299,059	692,783	7,922

Total impaired loans	$42,334,490	$52,810,743	$3,808,242

Average investment in impaired loans	$40,435,574

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$30,017,176	$39,673,998	$2,459,478
Owner-occupied	1,337,701	1,483,080	35,631
Non owner-occupied	3,749,011	3,869,208	117,131
Residential real estate - mortgage	7,544,914	8,558,866	881,587
Other commercial, financial, and agricultural	2,751,545	2,882,978	80,651
Consumer, including credit cards	432,095	812,241	5,931

Total impaired loans	$45,832,442	$57,280,371	$3,580,409

Impaired loans with a valuation allowance include pools of impaired loans. At June 30, 2011, these pools had a recorded investment, or book balance, of $3,483,385, unpaid principal balance of $4,570,576, and related allowance of $120,730. The recorded investment, unpaid principal and related allowance in such pools totaled $3,135,061, $4,179,940, and $106,737, respectively, at December 31, 2010. Cash basis interest income actually recognized on nonaccrual loans approximated $29,793. Nonaccrual and TDRs included in impaired loans averaged approximately $35,363,208 in the first six months of 2011.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for investment securities available-for-sale. The Company does not currently measure any other assets or liabilities at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes or exchange-traded equities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2, include U.S. Government-sponsored enterprise securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. Due to limited activity and less transparency regarding input factors, one corporate debt obligation was classified in level 3 at June 30, 2011 and December 31, 2010.

Securities measured at fair value on a recurring basis are presented in the next table.

	Fair Value Measurements Using
June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U. S. Government and agency securities	$5,999,913	$4,391,416	$—	$10,391,329
U. S. Government-sponsored enterprise securities	—	26,431,473	—	26,431,473
Agency residential mortgage-backed securities	—	15,006,737	—	15,006,737
Obligations of states and political subdivisions	—	14,711,247	—	14,711,247
Corporate debt obligations	—	7,328,250	500,000	7,828,250

Total investment securities	$5,999,913	$67,869,123	$500,000	$74,369,036

	Fair Value Measurements Using
December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Investment securities available-for-sale:
Debt securities:
U. S. Government and agency securities	$—	$4,738,534	$—	$4,738,534
U. S. Government-sponsored enterprise securities	—	33,668,037	—	33,668,037
Agency residential mortgage-backed securities	—	10,965,621	—	10,965,621
Obligations of states and political subdivisions	—	16,821,004	—	16,821,004
Corporate debt obligations	—	7,606,707	500,000	8,106,707

Total investment securities	$—	$73,799,903	$500,000	$74,299,903

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The corporate debt obligation measured at fair value using level 3 inputs at June 30, 2011 and December 31, 2010 comprised one trust preferred security with a cost basis of $500,000, for which there is currently no active market. Like the Company’s other corporate debt holdings, this security is also an issue of a bank/bank holding company domiciled in the southeastern United States. No transfers or activity involving other securities occurred within the level 3 category during the first six months of 2011. Should transparency in input factors diminish, additional obligations could be classified as level 3 assets in the future. No transfers were made between level 1 or 2 assets measured at fair value on a recurring basis during the first six months of 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis; in other words, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances – for example, when evidence of impairment exists. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. During the six months of 2011, the Company recognized losses of $2,293,747 on impaired loans outstanding through the allowance for loan losses. At June 30, 2011, impaired loans with an aggregate outstanding book balance of $42,334,490 were measured and reported net of specific allowances at a fair value of $38,526,248. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate collateral, the Company classified all impaired loans in level 3 at June 30, 2011.

Other real estate is recorded at fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations are included in noninterest expense. During the six months ended June 30, 2011, devaluations (or write-downs) of other real estate totaled $243,612. All foreclosed real estate balances were classified in level 3 at June 30, 2011.

Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The Company evaluated its holding in FHLB stock at June 30, 2011 and determined no impairment charge was necessary. Other assets are similarly evaluated under fair value accounting on a nonrecurring basis.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the Company’s outstanding assets for which a nonrecurring change in fair value was recorded during the six months ended June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall. Assets reviewed for impairment such as level 3 FHLB stock, but for which no corresponding impairment charge was recorded, are not included in these totals.

	Fair Value Measurements Using
June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Gains (Losses) for the Six Months
Assets:
Impaired loans	$—	$—	$38,526,248	$38,526,248	$(2,293,747)
Other real estate	—	—	1,340,255	1,340,255	(243,612)

Total fair value of assets on a nonrecurring basis	$—	$—	$39,866,503	$39,866,503	$(2,537,359)

As disclosed on the prior page, the loss amount shown for impaired loans includes charge-offs as well as the provision allocated for these loans for the first six months of 2011. The loss amount for other real estate does not include charge-offs recognized on these credits prior to foreclosure of the underlying collateral. No transfers were made between level 1, 2, and 3 assets evaluated under fair value accounting on a nonrecurring basis. Additionally, no nonrecurring change in fair value was recognized on any liabilities during the first six months of 2011.

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$93,849,854	$93,849,854	$80,868,505	$80,868,505
Investment securities available-for-sale	74,369,036	74,369,036	74,299,903	74,299,903
Net loans	221,110,639	220,047,718	235,707,989	237,411,612
Accrued interest receivable	1,343,532	1,343,532	1,487,126	1,487,126
Other financial assets	1,070,400	1,070,400	1,173,700	1,173,700

Financial liabilities:
Deposits	$376,670,755	$377,652,988	$375,195,119	$376,619,703
U.S. Treasury demand note	889,547	889,547	762,782	762,782
FHLB advances	5,000,000	5,234,940	5,000,000	5,191,353
Accrued interest payable	1,086,515	1,086,515	1,287,916	1,287,916

Bank premises and equipment, customer relationships, deposit base, and other information needed to compute the Company’s aggregate fair value are not included in the table above. Accordingly, the fair values above are not intended to represent the underlying market value of the Company.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Quarterly Report on Form 10-Q (this “Report”) or incorporated herein by reference, including matters discussed in Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of federal securities laws, including, without limitation, statements regarding the Company’s outlook on earnings, stock performance, asset quality, capital position, plans regarding nonperforming assets, economic conditions, real estate markets, and projected growth, and are based upon management’s beliefs as well as assumptions based on data currently available to management. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, they should be considered forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements include: (1) difficult economic conditions, both generally and in local markets, may persist, resulting in, among other things, further deterioration in credit quality, a reduction in demand for credit, or additional declines in real estate values; (2) the severe decline in the real estate and lending market, particularly in the Company’s coastal markets and primarily comprising acquisition and development loans, may continue to negatively affect financial results; (3) the allowance for loan losses may not be adequate to cover eventual loss; (4) future losses will be realized if proceeds received upon liquidation of nonperforming assets are less than carrying values of such assets; (5) restrictions or conditions imposed by regulators on the Company’s operations may make it more difficult for the Company to achieve its goals; (6) the Company’s recovery of its deferred tax asset could be delayed for an extended period; (7) the Company’s ability to raise any needed capital in a prolonged economic downturn may be impaired if market disruption and volatility continue or worsen; (8) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the Company’s business, revenue, and profit margins; (9) poor financial results may negatively affect liquidity, including liquidity from core deposits; (10) competitive pressures among depository and other financial institutions may increase significantly, resulting in lost business relationships or reduced margins; (11) changes in the interest rate environment may reduce margins or the volumes or values of loans made; (12) competitors may have greater financial resources and develop products that enable them to compete more successfully; (13) the Company’s ability to attract and retain key personnel can be affected by increased competition for experienced employees in the banking industry; (14) adverse changes may occur in the bond markets, affecting portfolio valuation and causing impairment; (15) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; (16) economic, governmental, or other factors may prevent growth in the Company’s markets; (17) changes in consumer spending and savings habits could impede the Company’s ability to grow its loan and deposit portfolios; (18) the Company may be unfavorably impacted by litigation, which depends on judicial interpretations of law and findings of juries; (19) the dividend suspension may adversely affect the market price of the Company’s stock; (20) third party vendors who provide key components of the Company’s business infrastructure may have system failures or other difficulties which could materially affect operations; and (21) the risk factors discussed from time to time in the Company’s periodic reports filed with the SEC, including but not limited to, this Report. The Company undertakes no obligation to, and does not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Analysis should be read in conjunction with the 2010 Annual Report on Form 10-K and the Consolidated Financial Statements & related Notes included in this Report. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled “Critical Accounting Estimates” and “Cautionary Notice Regarding Forward-Looking Statements” within this Report.

Description of Business

Southeastern Banking Corporation, with assets exceeding $429 million, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (“SEB”), the Company’s wholly-owned commercial bank subsidiary chartered in 1888, offers a full line of commercial and retail services to meet the financial needs of its customer base through its 16 branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. SEB also offers 24-hour delivery channels, including internet and telephone banking and through an affiliation with a third party broker-dealer, provides insurance and investment brokerage services.

The table below provides a summary of SEB’s markets as of June 30, 2011.

Market/ County	Number of Offices	Total Loans[1]	Total Deposits[1]	Market Share (%)[2]	Market Share Rank[2]

Georgia
McIntosh	2	$84,076	$64,918	71.8	1
Brantley	2	17,522	59,033	69.9	1
Bryan	1	14,388	6,639	1.9	6
Camden	3	28,237	61,521	17.9	2
Charlton	1	2,646	52,668	58.3	1
Coffee	2	5,210	20,696	3.2	9
Glynn	1	52,249	20,684	1.0	14
Jeff Davis	1	2,912	22,039	17.0	3

	13	$207,240	$308,198

Florida
Nassau	3	$22,475	$68,473	6.8	5

[1]	Dollar amounts are presented in thousands as of June 30, 2011.
[2]	Based on the FDIC Summary of Deposits report as of June 30, 2010.

FINANCIAL CONDITION

Overview

Consolidated assets totaled $429,632,411 at June 30, 2011, up $1,999,354 (or 0.5%) since the end of 2010. Although total assets remained relatively constant, the Company realized a significant shift in its asset mix in the first six months of 2011. Net loans decreased $14,597,350 (or 6.2%) and cash and cash equivalents increased $12,981,349 (or 16.1%) since December 31, 2010. The Company elected to retain liquidity rather than reinvest its funds in riskier financial assets during this weakened economic environment. This shift from higher-yielding loans to lower-yielding earning assets had a detrimental impact on the Company’s net interest margin and earnings. The elevated level of nonperforming assets further hampered the Company’s profitability in the first six months of 2011, and this factor is expected to continue to create a drag on earnings through the remainder of 2011.

Total deposits increased by $1,475,636 (or 0.4%) since year end to $376,670,755 at June 30, 2011. Noninterest-bearing demand deposits increased $2,776,910 (or 5.0%) while interest-bearing demand, savings and time deposits decreased $1,301,274 (0.4%) during the first six months of 2011. At June 30, 2011, noninterest-bearing demand deposits represented 15.4% of total deposits compared to 14.8% at December 31, 2010. Shareholders’ equity increased $160,798 (or 0.4%) during the first six months of 2011. At June 30, 2011, shareholders’ equity represented 10.5% of total assets which was consistent with the Company’s capital levels at year end. Refer to the “Liquidity and Capital Resources” section of this Analysis for details on deposits and other funding sources as well as the higher cash balances being maintained currently.

Investment Securities

The amortized cost and estimated fair value of investment securities, all available-for-sale, are summarized in the following table.

Investment Securities by Category June 30, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

U. S. Government and agency securities	$10,194	$197	$—	$10,391
U. S. Government-sponsored enterprise securities	26,306	126	—	26,432
Agency residential mortgage-backed securities	14,229	778	—	15,007
Obligations of states and political subdivisions	14,342	428	59	14,711
Corporate debt obligations	8,381	111	664	7,828

Total investment securities	$73,452	$1,640	$723	$74,369

While the aggregate amount of funds invested in securities changed less than 0.01% during the first half of 2010, there was significant volume in trading activity within the portfolio during the period in Agency discount notes and short-term U.S. Treasury Bills acquired to collateralize public funds. Purchases of securities in the first six months of 2011 totaled $249,420,560 and redemptions totaled $249,340,212.

The effective repricing of redeemed securities in the low interest rate environment impacts current and future earnings results. On a tax-equivalent basis, the portfolio yielded approximately 3.49% during the first six months of 2011, down 174 basis points from the 5.23% average yield for the same period in 2010. Although not at the same pace, yields are expected to decline further during 2011 due largely to anticipated short-term investments and repricing of maturing securities in the low interest rate environment.

Approximately 70% of the carrying value of the Company’s securities portfolio, including mortgage-backed securities, is supported by the U.S. Government, a U.S. Government agency or a U.S. Government-sponsored enterprise at June 30, 2011. On August 5, 2011, Standard & Poor’s rating agency lowered the long-term rating of the U.S. Government, its federal agencies and U.S. Government-sponsored enterprises (“GSEs”) from “AAA” to “AA+”. The rating agency maintained the “AAA” rating for short-term (one year or less) obligations of the U.S. Government its federal agencies and GSEs. Despite this downgrade, management believes the credit quality of the investment portfolio remains fundamentally sound. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $14,863,984 residential mortgage-backed securities issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), both a GSE, at June 30, 2011. Residential mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. In addition, the Company held $3,001,178 in bonds issued by FNMA at June 30, 2011. Management continues to monitor the viability of both FNMA and FHLMC as going concerns: In early 2011, the U.S. Treasury again reiterated its support for FNMA and FHLMC although changes are expected in the business model going forward. Besides FNMA and FHLMC, the Company also held $21,327,688 in bonds issued by FHLB, another GSE, at June 30, 2011. Credit concern surrounding the FHLB system continues to be widespread. Nonetheless, the Company reviewed its holdings of FHLB debt securities and stock and concluded that its bond and stock holdings are recoverable at par. The Company’s ownership of FHLB stock totaled $1,070,400 at June 30, 2011. This restricted equity security is included in other assets and recorded at cost.

At June 30, 2011, the corporate bond portfolio comprised of issues of banks and bank holding companies domiciled in the southeastern United States. The $552,846 net unrealized loss on the corporate portfolio is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which have continued to afflict the banking industry. Although a) major rating agencies have downgraded certain of these securities during the last 12 months and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers to settle the securities at par. Since year end, the net unrealized loss position in the portfolio improved $221,941, or 28.6%. During 2011, the Company sold one “B+” rated corporate debt obligation for $474,000 and recorded an $18,191 loss on the sale. In 2010, the Company sold four “B+” holdings of this same issuer and recorded a $141,088 loss on the sales. Also, in 2010, the Company recorded a $45,059 other-than-temporary impairment charge in its holdings to this same issuer, which is further discussed in the Company’s 2010 Form 10-K. The Company held no residual investments in obligations of this issuer at June 30, 2011.

At June 30, 2011, all holdings in the municipal bond portfolio were rated investment grade securities except for thirteen non-rated issues with fair values aggregating $3,192,136. The majority, or 85%, of the non-rated issues were based in Georgia. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At June 30, 2011, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. Impairment charges could become necessary in the future if the economic crisis facing the banking industry does not fully abate and various issuers’ financial condition weakens.

Loans

Loans, net of unearned income, decreased $15,909,139 (or 6.5%) since the end of 2010 to $229,714,409 at June 30, 2011. The net loans-to-deposits ratio aggregated 61.0% at June 30, 2011 versus 65.5% at December 31, 2010 and 67.3% a year ago. The loans by category table below summarizes the changes within the portfolio since the end of 2010. The largest change within the portfolio is in construction and development loans, which declined $9,794,330 (or 11.3%) due primarily to foreclosures and charge-offs of delinquent loans during the first six months of 2011. These loans, which are primarily loans for the acquisition and development of residential properties, are concentrated in the Company’s coastal markets. With the exception of existing commitments, the Company is only originating new construction and development loans to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral.

Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline further the remainder of 2011. Additionally, as discussed in the next subsection of this Analysis, management expects problem asset volumes to remain elevated given the Company’s significant real estate portfolio. Loans outstanding are presented by type in the following table.

Loans by Category	June 30, 2011	December 31, 2010	June 30, 2010
(Dollars in thousands)

Commercial, financial, and agricultural[1]	$29,720	$33,505	$28,400
Real estate – construction[3]	77,178	86,972	99,285
Real estate – commercial mortgage	65,031	64,824	60,969
Real estate – residential mortgage[2,3]	47,383	48,687	50,996
Consumer, including credit cards	10,461	11,701	12,226

Loans, gross	229,773	245,689	251,876
Unearned income	(58)	(65)	(83)

Net loans	$229,715	$245,624	$251,793

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate – mortgage, are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate construction loans are residential in nature.

Many commercial and commercial real estate loans with floating rates have reached their contractual floors. Additionally, many recent originations and renewals have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $101,800,000 at June 30, 2011 compared to $105,800,000 at December 31, 2010 and $104,000,000 at June 30, 2010. The average yield on these particular outstanding loans, which included all loan types, was 5.64%, or 239 basis points above the Company’s prime rate of interest (3.25%), at June 30, 2011. Management continues to shorten maturity options on commercial credits as feasible, a move that should mitigate the Company’s interest sensitivity position when the prime rate adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At June 30, 2011, approximately 82.5% of the loan portfolio was comprised of loans with real estate as the primary collateral, including land tracts and lots. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios at origination. A geographic concentration in loans exists given the Company’s operations within a regional area of southeast Georgia and northeast

Florida. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision. On an aggregate basis, commitments to extend credit and standby letters of credit approximated $28,781,000 at June 30, 2011, compared to $31,685,000 at year-end 2010 and $41,698,000 at June 30, 2010. The decline in overall commitments results from the Company’s decision to reduce its exposure to higher risk areas, including acquisition and development lending, as well as customer decisions not to renew their lines. Because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessions, totaled $51,139,755 at June 30, 2011. Aggregate balances declined 2.1% since December 31, 2010 and 10.3% since June 30, 2010. As a percent of total assets, nonperforming assets totaled 11.9% at June 30, 2011 versus 12.2% at December 31, 2010 and 13.1% at June 30, 2010. Nonperforming assets materially and adversely affected the Company’s business, resources, and operating results during the first six months of 2011, and management expects continuing adverse effects until real estate markets, particularly coastal markets, improve. Construction and development loans secured by land tracts and lots remained the primary factor in the nonperforming trends. Summary information about nonperforming assets and accruing loans past due 90 days or more is provided in the following table.

Nonperforming Assets[1]	June 30, 2011	December 31, 2010	June 30, 2010
(Dollars in thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$289	$424	$302
Real estate – construction	23,550	21,840	26,848
Real estate – commercial mortgage	527	1,378	1,638
Real estate – residential mortgage	4,506	4,507	4,727
Consumer, including credit cards	276	373	292

Total nonaccrual loans	29,148	$28,522	33,807
Troubled debt restructured loans[2]	6,781	12,669	14,240

Total nonperforming loans	35,929	$41,191	48,047
Foreclosed real estate[3]	15,185	11,034	8,895
Other repossessed assets	26	15	91

Total nonperforming assets	$51,140	$52,240	$57,033

Accruing loans past due 90 days or more	$65	$121	$59

Ratios:
Nonperforming loans to net loans[4]	15.6%	16.8%	19.1%

Nonperforming assets to net loans[4] plus foreclosed/repossessed assets	20.9%	20.4%	21.9%

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

Nonaccrual Loans

Nonaccrual loans increased $626,469 (or 2.2%) in the first six months of 2011. Approximately $11,437,000 of loans were placed on nonaccrual status since the end of 2010, $2,809,000 charged-off, $5,129,000 transferred out by foreclosure or repossession, $283,000 “upgraded” to performing loan status, and $2,590,000 reduced by payments or other activity.

Loans restructured in troubled debt restructurings that are on nonaccrual status at June 30, 2011 totaled $9,233,000, a 28% increase compared to $7,204,000 at December 31, 2010. The increase is due to management’s efforts to work with borrowers in an effort to resolve collectability and repayment issues.

At June 30, 2011, real estate-secured loans comprised 98.1% of total nonaccrual balances. The collateral underlying nonaccrual balances is presented in the following table.

Nonaccrual Loans by Collateral Type	June 30, 2011	December 31, 2010
(Dollars in thousands)

Collateral type:
Real estate:
Land tracts	$6,531	$6,027
Lots within developments	13,416	11,682
Residential dwellings	8,227	8,828
Commercial buildings	532	1,385

Total real estate	28,706	27,922
Equipment	304	442
Other	138	158

Total nonaccrual loans	$29,148	$28,522

Approximately 98.6% of the real estate collateral underlying nonaccrual balances at June 30, 2011 was located in Georgia, predominantly coastal Georgia, with the balance in Florida.

Relationships above $250,000 comprised 87.4% or $25,471,516 of nonaccrual balances at June 30, 2011. The table below presents nonaccrual loans by relationship tiers.

Nonaccrual Loans by Relationship Tiers June 30, 2011	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)

Relationship tier:
< $250,000	151	$3,677	12.6%	$24
> $250,000 - < $750,000	5	1,499	5.2%	300
> $750,000	8	23,972	82.2%	2,997

Total	164	$29,148	100.0%	178

Nonaccrual Loans by Relationship Tiers December 31, 2010	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)

Relationship tier:
< $250,000	145	$4,244	14.88%	$29
> $250,000 - < $750,000	5	2,223	7.79%	445
> $750,000	9	22,055	77.33%	2,451

Total	159	$28,522	100.00%	179

At June 30, 2011, the largest relationship within this group had a $4,086,000 book balance. Unless pricing and demand in the real estate markets improve, management expects other borrowers, including other borrowers with loan balances above $250,000, to also stop servicing their loans.

Management continues to evaluate collateral underlying nonaccrual loans and adjusts valuations based on appraisal and similar information available. Unfortunately, valuation estimates can change, resulting in additional charge-offs and provisioning for loan losses. Unless collected, higher nonaccrual balances also adversely affect interest income versus performing loans. Comparative details on charge-offs and the provision are provided in the “Allowance for Loan Losses” section of this Analysis.

Troubled Debt Restructurings

The Company continues to accrue interest on $6,780,732 in troubled debt restructurings (“TDR”) outstanding at June 30, 2011. TDRs comprise of loan relationships for which payment concessions were granted. Certain TDRs are on nonaccrual status due to a lack of performance or management’s concern regarding future repayment ability or performance. These TDRs are included in nonaccrual loans in this Report. Since the end of 2010, the amount of accruing TDRs outstanding decreased $5,888,498 (or 46.5%). The material changes in accruing TDRs during the first six months of 2011 include: two loans totaling approximately $4,661,000 were placed on nonaccrual status; one loan with a balance of $2,328,000 was “upgraded” out of TDR status based on performance; and three loans totaling $1,474,000 were added to the pool of TDRs. At June 30, 2011, the specific allowance allocated to the aggregate TDR balance totaled $718,628.

Foreclosed Real Estate

During the first six months of 2011, the balance of real estate acquired through foreclosure or in settlement of debts previously contracted increased $4,150,782 (or 37.6%) to $15,184,561 at June 30, 2011. Of the $15,781,066 reported as other real estate owned on the Company’s consolidated balance sheet at June 30, 2011, $596,505 is not categorized as “foreclosed real estate”. This property is under a lease-purchase agreement with a local municipality. Foreclosures, sales, and subsequent devaluations within foreclosed real estate balances totaled $5,059,948, $687,539, and $243,612, respectively, during the first six months of 2011. The following table summarizes the foreclosed real estate portfolio by real estate type.

Foreclosed Real Estate by Type	June 30, 2011	December 31, 2010
(Dollars in thousands)

Real estate:
Land tracts	$7,405	$5,584
Lots within developments	3,722	2,025
Residential dwellings	2,755	2,986
Commercial buildings	1,303	439

Total foreclosed real estate	$15,185	$11,034

Approximately 82% of these holdings were located in Georgia with the balance in Nassau County, Florida at June 30, 2011. Within the portfolio, aggregate holdings in one established subdivision totaled $3,322,817 at June 30, 2011. At June 30, 2011, the Company owned six properties with an aggregate basis of $6,915,247, representing 45.4% of the total foreclosed real estate portfolio.

Although foreclosed properties continue to be marketed aggressively, when estimating their carrying value, management expects to incur carrying costs for at least one year. Any additional devaluation subsequent to foreclosure will be charged to operations. The Company’s foreclosed real estate holdings can be viewed via a link from its website at www.southeasternbank.com or directly at www.liveatthecoast.com.

Other Potential Problem Loans

Loans past due 90 days or more and still accruing interest totaled $65,340, or less than 1% of net loans, at June 30, 2011. Loans past due 30-89 days represented 1.57% of net loans at June 30, 2011, totaling $3,612,782. In aggregate, approximately 80% of these past due loans were secured by real estate.

Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans totaled $6,340,007 at June 30, 2011, up $1,819,676 or 40.3% from the end of 2010. These loans are predominately to borrowers whose loan repayment was expected to come foremost from sales of underlying real estate collateral. Due to lagging sales and lingering distress in the real estate markets, payment of principal and interest on these loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Although these loans continue to perform and management has no evidence to suggest that the borrowers might cease to perform in the future, their performance has been through other resources and the value of the underlying collateral has diminished. Management reviews all classified loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario – liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these eight classified credits totaled $1,412,278 at June 30, 2011.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb estimated losses inherent in the portfolio. Management prepares a comprehensive analysis of the allowance for loan losses on a monthly basis. This analysis is comprised of two components, specific allowances for individual loans and general allowances for pools of loans based on similar risk characteristics such as loan type, credit risk grades and delinquency status. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. SEB’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends.

Specific Reserves

The first component of the allowance for loan loss methodology covers the measurement of specific allowances for individual impaired loans as required by FASB ASC 310-10-35, Accounting by Creditors for Impairment of a Loan. Specific allowances for loan losses are established for large impaired loans evaluated on an individual basis. The specific allowance established for these loans is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. Total impaired loans are disaggregated by segment and class below:

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)

Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$28,441	$37,145	$2,095
Owner-occupied	2,448	2,605	147
Non owner-occupied	3,335	3,335	143
Residential real estate - mortgage	7,447	8,534	1,377
Other commercial, financial, and agricultural	365	499	38
Consumer, including credit cards	299	693	8

Total impaired loans	$42,335	$52,811	$3,808

Related allowance as a % of impaired loans	8.99%

Recorded investment of impaired loans as a % of unpaid principal balance of impaired loans	80.2%

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)

Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$30,017	$39,674	$2,459
Owner-occupied	1,338	1,483	36
Non owner-occupied	3,749	3,869	117
Residential real estate - mortgage	7,545	8,559	882
Other commercial, financial, and agricultural	2,752	2,883	81
Consumer, including credit cards	432	812	6

Total impaired loans	$45,833	$57,280	$3,581

Related allowance as a % of impaired loans	7.81%

Recorded investment of impaired loans as a % of unpaid principal balance of impaired loans	80.0%

The aggregate amount of impaired loans decreased $3,498,000 since the end of 2010. However, due to further weakness in real estate valuations, the related allowance on those loans increased from 7.81% at December 31, 2010 to 8.99% at June 30, 2011. At June 30, 2011, the Company’s recorded investment in impaired loans represented 80.2% of the unpaid principal balance on those loans. The Company has in effect already recognized a discount (through partial charge-offs and/or application of payments received to principal rather than interest and fees) of $10,476,000 on those impaired loans.

General Reserves

The second component of the allowance for loan loss methodology addresses all loans that are not individually evaluated for impairment. General reserves are established for loans grouped into pools based on similar characteristics. In this process, general reserve factors are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. At June 30, 2011, management used a trailing nine-quarter historical average loss rate for each pool of loans. At December 31, 2010, management used a trailing six-quarter historical average loss rate for each pool of loans. At December 31, 2009, management used a trailing four-quarter historical average loss rate for each pool of loans. The historical period has been gradually expanded to continue to include loss rates incurred early in the cycle. Management believes that excluding those losses would not provide an accurate estimate that best reflects the inherent risk in the loan portfolio. Other adjustments may be made to the historical loss rates for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses.

The following table summarizes the historical loss rates and adjustments made for qualitative/ environmental factors used in assessing the general reserves for all loans not individually evaluated for impairment at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
Loan Pool	9-Quarter Historical Loss Rate	Adjustments for Qualitative/ Environmental Factors	6-Quarter Historical Loss Rate	Adjustments for Qualitative/ Environmental Factors

Credit Cards	4.85%	0.08%	4.14%	0.08%

Unsecured Consumer	5.64%	0.08%	5.74%	0.08%

Unsecured Commercial	0.79%	0.06%	0.66%	0.06%

Equipment	2.08%	0.06%	2.85%	0.06%

RE - Farm	0.03%	0.04%	0.22%	0.04%

RE - Commercial Building - Owner Occupied	0.27%	0.04%	0.22%	0.04%

RE - Commercial Building - Not Owner Occupied	0.26%	0.04%	0.22%	0.04%

RE - Raw Land, Vacant Lots, Construction	6.74%	0.04%	7.96%	0.04%

RE - Improved Residential	1.71%	0.04%	2.03%	0.04%

Other	1.17%	0.06%	1.44%	0.06%

Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecision in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate.

Deterioration in the real estate portfolio, particularly land acquisition and development loans, has been the overriding factor in the provisions made to the allowance for loan losses since 2008. Management expects additional provisions to be made to the allowance for loan losses in the second half of 2011 as updated appraisals are obtained on coastal real estate collateral. Net charge-offs represented 2.45% of average loans (annualized) for the first six months of 2011, a 178 basis point decrease from 4.23% for the same period in 2010. A summary of recent activity in the allowance for loan losses is presented in the following table.

Allowance for Loan Losses Six Months Ended June 30,	2011	2010	2009
(Dollars in thousands)

Allowance for loan losses at beginning of year	$9,916	$7,170	$4,929
Provision for loan losses	1,560	6,120	2,190
Charge-offs:
Commercial, financial, and agricultural	55	347	75
Real estate – construction	2,266	4,265	644
Real estate – commercial mortgage	176	119	92
Real estate – residential mortgage	384	699	43
Consumer, including credit cards	95	148	134

Total charge-offs	2,976	5,578	988

Recoveries:
Commercial, financial, and agricultural	13	18	23
Real estate – construction	18	—	196
Real estate – commercial mortgage	—	—	—
Real estate – residential mortgage	14	8	4
Consumer, including credit cards	59	36	46

Total recoveries	104	62	269

Net charge-offs	2,872	5,516	719

Allowance for loan losses at end of period	$8,604	$7,774	$6,400

Net loans outstanding[1] at end of period	$229,715	$251,793	$284,105

Average net loans outstanding[1] at end of period	$236,765	$260,800	$282,022

Ratios:
Allowance to net loans	3.75%	3.09%	2.25%

Net charge-offs to average loans[2]	2.45%	4.23%	0.51%

Provision to average loans[2]	1.33%	4.69%	1.57%

Recoveries to total charge-offs	3.49%	1.11%	27.23%

[1]	Net of unearned income.
[2]	Annualized.

RESULTS OF OPERATIONS

The Company recorded a net loss of $199,118 for the first six months of 2011 compared to a net loss of $3,224,419 during the same period in 2010. On a per share basis, the year-to-date loss totaled $0.06 at June 30, 2011, a $0.97 per share improvement from the $1.03 net loss per share at June 30, 2010. Major variances in the Company’s results of operations for the first six months of 2011 compared to the same period in 2010 included:

•	$390,068 reduction in net interest income;

•	$4,560,000 decline in the provision for loan losses;

•	$87,837 decrease in noninterest income;

•	$1,206,692 decrease in noninterest expenses; and

•	Nonrecognition of income tax benefits for both regulatory and financial accounting purposes in 2011 compared to a $2,263,486 benefit recognized in the first six months of 2010.

Variations in net interest income and noninterest income and expenses are further discussed in the following subsections of this Analysis; the variation in the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Net interest income declined $390,068 (or 6.0%) during the first six months of 2011 compared to 2010. Interest income declined $1,084,662 (or 12.1%) during the first six months of 2011 compared to 2010 due to a shift in earning assets from higher-yielding loans to lower-yielding cash and cash equivalents, an increase in nonaccrual loans, and the prolonged low interest rate environment. The decrease in interest income was offset in part by a $694,594 (or 27.9%) decrease in interest expense as rates paid on deposit accounts continued to re-price downward. Reductions in the cost of funds in the current economic cycle have not kept pace with declines in asset yields since liquidity constraints have compelled other banks in our markets to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher than national averages. In addition, new competitor banks in several of our markets have advertised higher deposit rates attempting to increase their market share.

Net interest income and resultant margins and spreads are projected to remain below 2010 levels for the remainder of 2011 due to: a) yield reductions on a year-over-year basis, due largely to higher cash equivalent balances and shortened maturities on investment securities; b) overall lower average balances on loans; and c) increases in nonperforming assets, particularly nonaccrual loans and foreclosed real estate, also on an average basis.

The net interest margin approximated 3.24% for the six months ended June 30, 2011 versus 3.49% during the same period in 2010. The interest rate spread decreased 13 basis points to 3.05% compared to 3.18% in 2010. The average yield on earning assets declined 62 basis points to 4.16% in the first six months of 2011 compared to 2010 while the average rate paid for interest-bearing liabilities decreased 48 basis points to 1.11% in the first six months of 2011 compared to 2010. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the six months ended June 30, 2011 and 2010 are provided in the following table.

	2011			2010
Average Balances[7] Six Months Ended June 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Interest-earning assets:
Net loans[1,2,4]	$236,765	$6,724	5.73%	$260,800	$7,342	5.68%
Taxable investment securities[3]	61,932	873	2.84%	53,237	1,260	4.77%
Tax-exempt investment securities[3,4]	12,907	423	6.60%	18,617	603	6.53%
Other interest-earning assets[5]	82,577	110	0.27%	58,572	61	0.21%

Total interest-earning assets	$394,181	$8,130	4.16%	$391,226	$9,266	4.78%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[6]	$130,956	$350	0.54%	$116,561	$437	0.76%
Savings	56,267	141	0.51%	54,485	206	0.76%
Time certificates	133,921	1,236	1.86%	136,006	1,717	2.55%
FHLB advances	5,000	65	2.62%	7,072	127	3.62%
Other short-term borrowings	715	—	—	633	—	—

Total interest-bearing liabilities	$326,859	$1,792	1.11%	$314,757	$2,487	1.59%

Excess of interest-earning assets over interest-bearing liabilities	$67,322			$76,469

Interest rate spread			3.05%			3.18%

Net interest income		$6,338			$6,779

Net interest margin			3.24%			3.49%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	Includes interest-bearing deposits in other banks, federal funds sold and FHLB stock.
[6]	Includes NOW and money market accounts.
[7]	Averages presented generally represent average daily balances.

The following table summarizes the changes in interest income and interest expense attributable to volume and rates between the two reporting periods.

	2011 Compared to 2010
Interest Differential[1]	Increase (Decrease) Due to
Six Months Ended June 30,	Volume	Rate	Net
(Dollars in thousands)

Interest income:
Net loans[2,3]	$(677)	$59	$(618)
Taxable investment securities	206	(593)	(387)
Tax-exempt investment securities[3]	(185)	5	(180)
Other interest-earning assets[4]	25	24	49

Total interest income	(631)	(505)	(1,136)

Interest expense:
Interest-bearing demand deposits[5]	54	(141)	(87)
Savings	7	(72)	(65)
Time certificates	(26)	(455)	(481)
FHLB advances	(37)	(25)	(62)
Other short-term borrowings	—	—	—

Total interest expense	(2)	(693)	(695)

Net change in net interest income	$(629)	$188	$(441)

[1]

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume times the previous rate while rate change is change in rate times the previous volume. Thus, changes that are not solely due to volume have been consistently attributed to rate.

[2]	Includes loan fees. See the average balances table on the previous page for more details.
[3]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[4]	Includes interest-bearing deposits in other banks, federal funds sold and FHLB stock.
[5]	Includes NOW and money market accounts.

The decline in interest income is due primarily to declines in the volume of loans outstanding and the yield on taxable investment securities for the six months ended June 30, 2011 compared to 2010. The decline in interest expense is due primarily to declines in rates paid on deposits.

Provision for Loan Losses

The provision for loan losses is discussed in detail with the allowance for loan losses in the “Financial Condition” section of the Analysis.

Noninterest Income

Noninterest income declined $87,837 (or 4.6%) during the first six months of 2011 compared to 2010. Excluding losses on sales of investment securities, noninterest income decreased $213,084 (or 10.5%). A summary of the changes in noninterest income by category follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Pct. Chg.	2011	2010	Pct. Chg.
Noninterest income:
Service charges on deposit accounts	$206,692	$213,938	-3.4%	$411,093	$425,365	-3.4%
Return check and stop payment fees	377,871	490,103	-22.9%	724,346	920,588	-21.3%
Insurance commissions	18,442	22,383	-17.6%	36,061	51,816	-30.4%
Gain/ (loss) on sale of securities	—	(143,408)	-100.0%	(18,191)	(143,408)	-87.3%
Mortgage origination fees	3,090	12,698	-75.7%	6,750	36,605	-81.6%
Bank card and credit card fees	165,227	150,912	9.5%	315,144	272,869	15.5%
Earnings on bank-owned life insurance	57,919	58,814	-1.5%	116,481	118,282	-1.5%
Other noninterest income	104,666	107,398	-2.5%	212,343	209,747	1.2%

Total noninterest income	$933,907	$912,838	2.3%	$1,804,027	$1,891,864	-4.6%

Noninterest income (annualized) as a percentage of average assets	0.87%	0.85%		0.72%	0.76%

For the first six months of 2011, return check and stop payment fee income declined $196,242 (or 21.3%) compared to 2010. Lower volume of overdraft fees, as well as regulatory changes impacting the collection of these fees, were the main factors in the year-to-date decline. These regulatory changes, which stem largely from amendments to Federal Reserve Regulation E, became effective July 2010; as a result of the Regulation E amendment, this income category will continue to decline in 2011 when compared to comparable periods in 2010.

Fee income for credit life insurance sales decreased $15,755 (or 30.4%) in the first six months of 2011 compared to 2010 due to a decline in new consumer loan volume in 2011.

As discussed in the “Financial Condition” section of this Analysis, the Company recognized a net loss of $18,191 on the sale of one corporate bond in the first quarter of 2011, a $125,217 (or 87.3%) decrease compared to losses recognized on investment activities during the same period in 2010.

Fee income on mortgage originations declined $29,855 (or 81.6%) in the first six months of 2011 compared to the same period in 2010 due to a decline in volume of mortgage loan originations. In 2010, the Company either eliminated or reassigned its mortgage origination personnel due to insufficient activity to support the department.

For the first six months of 2011, fees earned on bank card and credit card activity increased $42,275 (or 15.5%) due to an increase in volume of card transactions and a change in vendors that allowed the Company to earn more per card transaction than in prior years. However, due to recent regulatory restrictions on card transaction fees enacted by the Dodd-Frank Act, the Company expects to see a decline in card fee income going forward.

Noninterest Expense

Noninterest expense decreased $1,206,692 (or 15.6%) in the first six months of 2011 compared to the same period in 2010. Excluding other operational losses, other than temporary impairment losses on securities, gains, losses and write-downs on other real estate owned, and gains and losses on other assets, noninterest expense decreased $440,302 (or 6.6%) from $6,211,670 in the first six months of 2011 compared to $6,651,972 for the same period in 2010 as management has focused its efforts on cost savings initiatives and operational efficiencies. A summary of the changes in noninterest expense by category follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Pct. Chg.	2011	2010	Pct. Chg.
Noninterest expenses:
Salaries and wages	$1,299,413	$1,387,680	-6.4%	$2,586,652	$2,794,934	-7.5%
Employee benefits	380,111	403,765	-5.9%	775,579	822,825	-5.7%
Net occupancy expense of premises	297,602	293,046	1.6%	574,418	590,372	-2.7%
Furniture and equipment expense	353,516	367,432	-3.8%	689,477	764,176	-9.8%
FDIC insurance expense	143,590	294,000	-51.2%	357,364	441,117	-19.0%
Legal and accounting fees	157,374	150,710	4.4%	275,187	269,402	2.2%
Taxes and insurance	61,824	57,140	8.2%	130,671	117,624	11.1%
Director and committee fees	27,550	27,075	1.8%	54,775	53,350	2.7%
Advertising, marketing and supplies	86,875	84,846	2.4%	179,465	197,779	-9.3%
Postage and courier	67,212	69,920	-3.9%	135,357	140,990	-4.0%
Service charges and fees	142,402	135,132	5.4%	276,614	265,454	4.2%
Foreclosure and repossession expenses	55,943	71,640	-21.9%	107,968	128,701	-16.1%
Other operational losses	87,858	110,193	-20.3%	109,775	153,977	-28.7%
Other than temporary impairment loss on debt securities	—	45,059	-100.0%	—	45,059	-100.0%
(Gain)/ loss on sale of other real estate owned	45	2,315	-98.1%	(21,984)	(1,505)	1360.7%
Write-downs on other real estate owned	82,485	909,569	-90.9%	243,612	909,569	-73.2%
(Gain)/ loss on other assets	2,891	(3,155)	-191.6%	2,891	(6,416)	-145.1%
Other noninterest expense	34,564	35,013	-1.3%	68,143	65,248	4.4%

Total noninterest expense	$3,281,255	$4,441,380	-26.1%	$6,545,964	$7,752,656	-15.6%

Noninterest expense as a percentage of average assets (annualized)	3.07%	4.13%		2.61%	3.10%

Combined, salaries and employee benefits declined $255,528 (or 7.1%) during the first six months of 2011 compared to 2010. The decrease is due in part to a 7.3% decrease in the number of employees from 151 at June 30, 2010 to 140 at June 30, 2011. The Company has been diligent in managing salaries and employee benefits costs.

Combined, net occupancy, furniture and equipment expenses declined $90,653 (or 6.7%) during the first six months of 2011 compared to 2010. The Company realized costs savings related to a data line communications upgrade and a decline in depreciation/amortization expense on fully-depreciated/amortized equipment and software. In July 2011, the Company replaced its AS/400 equipment and software, while its other depreciated assets remain in good working condition and have not been replaced as management curtails spending on high dollar items.

Expense for FDIC insurance decreased $83,753 (or 19.0%) during the first six months of 2011 compared to 2010. The decrease is due to a one-time accounting adjustment to the amortization of the Company’s prepaid FDIC insurance assessment. The change in amortization was made to reflect the FDIC’s changes made to the assessment base from total deposits to total assets.

As discussed in the “Financial Condition” section of this Analysis, the Company recognized an other than temporary impairment loss of $45,059 on a corporate bond in the first six months of 2010. The Company sold the residual balance of the bond in 2011.

Write-downs on other real estate owned decreased $665,957 (or 73.2%) in the first six months of 2011 compared to 2010. These write-downs correlate with receipt of updated appraisals of foreclosed property held for sale. Management expects further write-downs to occur in 2011 as updated appraisals are obtained. As further discussed in the “Financial Condition” section of this Analysis, real estate values in coastal Georgia and northeast Florida remain depressed. Management anticipates that losses and other costs associated with foreclosed real estate will remain elevated unless the Company’s coastal real estate markets stabilize and demand for properties improves.

Income Taxes

A valuation allowance is recorded for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the underlying tax benefits may not be realizable. All sources of taxable income available to utilize the deferred tax assets are considered in making this assessment, including taxable income in carryback years, future reversals of existing temporary differences, any tax planning strategies, and future taxable income (exclusive of reversing temporary differences and carryforwards). The predictability of future taxable income is the most subjective of these four sources. The presence of cumulative losses in recent years, or a significant loss in a single year, is considered significant negative evidence, rendering reliance on future taxable income to fully realize a deferred tax asset difficult. Judgment is a critical element in making this assessment.

During 2010, the Company sustained a significant operating loss due predominantly to provisions and other charges on nonperforming assets. The positive evidence supporting future earnings as a source of utilizing the deferred tax assets was insufficient to overcome the negative evidence due to the sheer size of the loss to be absorbed. As a result, the Company recorded a $4,777,526 valuation allowance against the balance of its net deferred tax assets at December 31, 2010.

Until the Company returns to a period of sustained profitability, the Company will not record income tax expense or benefits or deferred tax assets or liabilities. Once the Company returns to sustained profitability, management expects to be able to reverse the valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments over the next 12 months. Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Liquidity is vital to any financial institution and its importance cannot be overstated, particularly during periods of economic crisis. Overall liquidity position is determined by the types of assets, and their duration, on the balance sheet; encumbrances; borrowing capacity from customer deposits or other sources; and retained earnings. In short, assets, predominantly loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. During the last few years, in an effort to improve its on-balance sheet liquidity, the Company has increased its most liquid assets, namely cash and cash equivalents. Cash and cash equivalents, which variously comprise cash and due from banks, interest-bearing deposits in other banks and federal funds sold, increased $12,981,349 (or 16.1%) at June 30, 2011 compared to the end of 2010. Cash and cash equivalents represented 21.8% of total assets at June 30, 2011 versus 18.9% at December 31, 2010.

Cash flows from the loan and securities portfolios represent important components of the Company’s overall liquidity position. At June 30, 2011, loans (excluding nonaccrual loans) and investment securities with carrying values of approximately $125,289,000 were scheduled to mature in one year or less. Of course, loans are subject to refinancing prior to maturity or renewal at maturity and securities may be pledged to secure public funds and other borrowing arrangements. These characteristics may have an impact on the actual cash flows from the loan and securities portfolios. At June 30, 2011, approximately $67,116,000 (or 90%) of the Company’s securities portfolio was pledged. However, when adjusted for overpledging due to cyclical variations in public funds and contingency pledging to the Federal Reserve Bank discount window, approximately $12,182,000 of the securities pledged was unencumbered at June 30, 2011. The entities to which the excess collateral is pledged have no legal claim on such collateral unless amounts are owed under other obligations.

The Company has long benefited from a relatively large, stable deposit base. Customer-based core deposits (total deposits less time deposits with balances of $100,000 or more), traditionally the Company’s largest and most cost-effective source of funding, comprised 83% of total deposits at June 30, 2011. The Company does not currently accept brokered deposits or other out-of-market deposits. Alternative sources of funding have traditionally encompassed U.S. Treasury demand notes, Federal Reserve discount window borrowings, federal funds purchased, and FHLB advances. At June 30, 2011, these alternative sources of funding totaled $5,889,547.

The Company has also historically generated net cash flows from operations. For the six months ended June 30, 2011, net cash provided by operating activities amounted to $2,400,854 compared to $2,722,785 for the same period in 2010. The consolidated statements of cash flows within this Form 10-Q provide a summary of cash flows provided by or used in operating, investing, and financing activities.

In the third quarter of 2009, the FDIC announced a plan to restore its Deposit Insurance Fund balances depleted as a result of recent bank failures. The restoration plan required all FDIC-insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead estimated for the three future years and paid prior to December 31, 2009. The Company paid the required assessment on December 29, 2009 and concurrently recorded a prepaid asset within other assets on the consolidated balance sheets. This prepaid asset totaled $802,000 at June 30, 2011. Any differences between the prepaid and actual amounts due each quarter will be funded using existing available liquidity.

Deposits

The distribution of total deposits at June 30, 2011 and certain comparable quarter-end dates is summarized in the following table.

	June 30, 2011		December 31, 2010		June 30, 2010
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)

Noninterest-bearing demand	$58,155	15.4%	$55,377	14.8%	$56,306	15.0%

Interest-bearing demand[1]	131,643	34.9%	127,631	34.0%	122,479	32.7%
Savings	57,550	15.3%	54,033	14.4%	54,738	14.6%
Time certificates < $100,000	66,610	17.7%	68,538	18.3%	70,639	18.9%
Time certificates >= $100,000	62,713	16.7%	69,616	18.5%	70,209	18.8%

Total interest-bearing deposits	318,516	84.6%	319,818	85.2%	318,065	85.0%

Total deposits	$376,671	100.0%	$375,195	100.0%	$374,371	100.0%

[1]	Includes NOW and money market accounts.

Total deposits increased approximately $1,476,000 (0.4%) since the end of 2010. During the period, noninterest-bearing deposits increased approximately $2,778,000 (or 5.0%) while interest-bearing deposits decreased approximately $1,302,000 (or 0.4%). Within interest-bearing deposits, time certificate balances declined approximately $8,831,000 (or 6.4%) while NOW, money market, and savings balances grew approximately $7,529,000 (or 4.1%). No single factor precipitated the 5.0% increase in noninterest-bearing deposits since year-end as these balances tend to be somewhat cyclical. However, noninterest-bearing deposits will continue to be protected by unlimited FDIC deposit insurance until December 31, 2012 under provisions of the Dodd-Frank Act, and that insurance protection may have been a factor in the increase in these balances.

Approximately 82% of total deposits at June 30, 2011 were based in the Company’s 13 Georgia branches and the remaining 18% were from the three Florida branches. Deposits with one local governmental entity amounted to approximately $16,500,000 (or 4.4%) and $24,402,000 (or 6.5%) of the Company’s total deposits at June 30, 2011 and December 31, 2010. In total, public funds comprised approximately 18% of the deposit base at June 30, 2011 and 18% at December 31, 2010.

As shown in the following table, approximately 93.8% of time deposits at June 30, 2011 were scheduled to mature within the next twelve months.

Maturities of Time Deposits	Balances
June 30, 2011	< $100,000	≥ $100,000	Total
(Dollars in thousands)

Months to maturity:
3 or less	$16,068	$15,540	$31,608
Over 3 through 12	44,427	45,266	89,693
Over 12 through 36	5,050	1,807	6,857
Over 36	1,065	100	1,165

Total	$66,610	$62,713	$129,323

FHLB Advances

Advances outstanding with the FHLB totaled $5,000,000 at June 30, 2011, unchanged from December 31, 2010. The advances outstanding included a $2,500,000 fixed rate advance due July 30, 2012 with an effective rate of 2.35% and another $2,500,000 fixed rate advance due July 29, 2013 with an effective rate of 2.89%. At June 30, 2011, the two advances were collateralized by cash balances held at the FHLB. Additional funding is not currently available from the FHLB.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of June 30, 2011.

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (for the Company, a portion of the allowance for loan losses). The Company and SEB are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At June 30, 2011, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 16.54%, 17.81%, and 10.36%. On a stand-alone basis, SEB’s same ratios totaled 16.10%, 17.38%, and 10.08%. The Company is committed to maintaining its well-capitalized status and stress tests its capital position on a regular basis to gauge its ability to withstand deterioration in asset quality and operating performance.

The consolidated regulatory capital ratios for the most recent periods are presented in the following table.

Capital Ratios	June 30, 2011	December 31, 2010	June 30, 2010
(Dollars in thousands)

Tier 1 capital:
Total shareholders’ equity	$44,966	$44,806	$54,630
Accumulated other comprehensive (income) loss	(605)	(269)	(695)

Total Tier 1 capital	44,361	44,537	53,935

Tier 2 capital:
Portion of allowance for loan losses	3,418	3,585	3,652

Total risk-based capital	$47,779	$48,122	$57,587

Risk-weighted assets	$268,231	$280,441	$288,032

Risk-based ratios:
Tier 1 capital[1]	16.54%	15.88%	18.73%

Total risk-based capital	17.81%	17.16%	19.99%

Tier 1 leverage ratio	10.36%	10.29%	12.49%

Shareholders’ equity to assets	10.47%	10.48%	12.50%

[1]	The Company’s tier 1 common equity ratio is the same as its tier 1 capital ratio.

At June 30, 2011, the Company’s book value per share was $14.37, a $0.05 per share increase since the end of 2010. To preserve capital, no dividends were declared or paid in the first half of 2011, a $0.13 per share decline from the same period in 2010. The Company has suspended future dividend payments and treasury stock purchases until operating performance improves and credit losses abate. Regulatory approval will be required prior to payment of future dividends or treasury stock purchases.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that its determination of the allowance for loan losses and the fair value of assets affect its most significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s accounting policies are described in detail in Note 1 of the Consolidated Financial Statements provided in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the Company’s critical accounting policies since December 31, 2010.

The following is a brief description of the Company’s critical accounting estimates involving significant management valuation judgment. Management has discussed these critical accounting policies with the Audit Committee.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors including, but not limited to, reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on segments of the loan portfolio, historical loan loss experiences and the level of classified and nonperforming loans.

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, management uses assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Management’s assessment is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in various internal and external environmental factors including, but not limited to, the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses and the associated provision for loan losses. Should these environmental factors change; a different amount may be reported for the allowance for loan losses and the associated provision for loan losses.

Estimates of Fair Value

The estimation of fair value is significant to a number of the Company’s assets, including, but not limited to, investment securities, other real estate owned and other repossessed assets. These are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates or market interest rates. Management’s estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Fair values for most investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of other real estate owned are typically determined based on appraisals by third parties, less estimated costs to sell.

Recent Accounting Pronouncements

A summary of recent pronouncements and the related impact on the Company’s consolidated financial statements, if any, are discussed in Note 2. In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios over a twelve-month period. Based on the latest analysis, the Company continues to be asset sensitive and exposed to declining earnings if interest rates fall. The simulation model estimates changes in net interest income based on various gradual and shocked/instantaneous rate change scenarios, as shown in the table below. The model projects that the Company’s earnings will increase as rates rise and decrease if rates drop. The base federal funds rate used in the model assumes the current targeted 0.00% - 0.25% rate range.

	Effect on Net Interest Income
Market Rate Change	Gradual	Immediate Shock
+300 basis points	5.77%	21.90%
+200 basis points	2.46%	10.94%
+100 basis points	0.85%	3.79%
-100 basis points	(0.30)%	(3.59)%

The Company’s asset sensitivity has increased since year-end 2010 due largely to growth in interest-bearing balances in other banks; the increase in these balances is further discussed in the “Liquidity and Capital Resources” section of this Report.

Limitations inherent with simulation modeling include: a) in a down rate environment, competitive and other factors constrain timing of parallel rate reductions on various deposit products whereas loans tied to Prime and other variable indexes reprice instantaneously and securities with call or other prepayment features are likely to be redeemed prior to stated maturity and replaced at lower rates (lag effect); and b) potential changes in balance sheet mix, for example, unscheduled pay-offs of large commercial loans and significant increases in nonaccrual loans, are oftentimes difficult to forecast.

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

Item 4.	Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that review and evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings.

Not Applicable

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first six months of 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of Treasurer.

32	Section 1350 Certification of CEO and Treasurer.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ DONALD J. TORBERT, JR.
Donald J. Torbert, Jr., Treasurer
(Principal Accounting Officer)

Date: August 15, 2011