Form 10-K/A
period 2010-12-31
SOUTHEASTERN BANKING CORP
filed 2011-08-23
CIK 353386

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates on June 30, 2010 was approximately $21,515,000 (based on per share price of $10.50 on over-the-counter trades executed by broker-dealers). For purposes of this calculation, the Registrant has assumed that its directors, principal shareholders and executive officers are affiliates.

As of August 15, 2011, the Registrant had 3,129,388 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Southeastern Banking Corporation is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Part II – Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 29, 2011, to include management’s report on internal control over financial reporting in response to comments received from the Securities and Exchange Commission. While the Company disclosed its evaluation and conclusion over the design and effectiveness of its disclosure controls and procedures in Item 9A of the Form 10-K as filed on April 29, 2011, it omitted management’s report on internal control over financial reporting in error from the original filing.

This Amendment No. 1 does not otherwise update information in the originally filed Form 10-K to reflect facts or events occurring subsequent to the original filing date.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Southeastern Banking Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, error or omissions. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Southeastern Banking Corporation

April 26, 2011

/s/ CORNELIUS P. HOLLAND, III	/s/ ALYSON G. BEASLEY
Cornelius P. Holland, III	Alyson G. Beasley
President and Chief Executive Officer	Vice President and Treasurer

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3)	Index to Exhibits:

Exhibit 31.1	Rule 13a-14(a) Certification of CEO.

Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer.

Exhibit 32	Section 1350 Certification of CEO/Treasurer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ CORNELIUS P. HOLLAND, III
Cornelius P. Holland, III, President & CEO

Date: August 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ CORNELIUS P. HOLLAND, III	President & CEO; Director	August 23, 2011
Cornelius P. Holland, III

PRINCIPAL ACCOUNTING/ FINANCIAL OFFICER:

/s/ DONALD J. TORBERT, JR.	Treasurer	August 23, 2011
Donald J. Torbert, Jr.

DIRECTORS:

/s/ ALYSON G. BEASLEY	Executive Vice President; Director	August 23, 2011
Alyson G. Beasley

/s/ DAVID H. BLUESTEIN	Director	August 23, 2011
David H. Bluestein

/s/ ALVA J. HOPKINS, III	Director	August 23, 2011
Alva J. Hopkins, III

/s/ DONALD R. MCCUE	Director	August 23, 2011
Donald R. McCue