Form 10-Q
period 2011-09-30
SOUTHEASTERN BANKING CORP
filed 2011-11-14
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 10, 2011, 3,129,388 shares of the Registrant’s common stock, par value $1.25 per share, were outstanding.

Part I - Financial Information

Item 1. Financial Statements

Southeastern Banking Corporation

Consolidated Balance Sheets

	(Unaudited) September 30, 2011	December 31, 2010

Assets

Cash and due from banks	$8,289,295	$8,206,514
Interest-bearing deposits in other banks	87,765,886	70,511,991
Federal funds sold	2,150,000	2,150,000

Cash and cash equivalents	98,205,181	80,868,505

Investment securities:
Available-for-sale, at market value (amortized cost of $64,803,395 and $73,893,247 at September 30, 2011 and December 31, 2010)	65,958,580	74,299,903

Loans, gross	214,889,850	245,688,555
Unearned income	(49,205)	(65,007)
Allowance for loan losses	(8,563,900)	(9,915,559)

Net loans	206,276,745	235,707,989

Premises and equipment, net	11,875,560	12,107,464
Bank-owned life insurance, at cash surrender value	5,914,329	5,738,642
Other real estate	14,825,435	11,636,290
Other assets	6,081,549	7,274,264

Total Assets	$409,137,379	$427,633,057

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Noninterest-bearing demand deposits	$64,071,059	$55,377,519
Interest-bearing demand, savings, and time deposits	293,542,551	319,817,600

Total deposits	357,613,610	375,195,119

U. S. Treasury demand note	1,048,743	762,782
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	2,329,086	1,869,597

Total liabilities	365,991,439	382,827,498

Shareholders’ Equity

Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,529,687	1,495,668
Retained earnings	45,272,296	47,459,963
Treasury stock, at cost	(8,894,461)	(8,894,461)
Accumulated other comprehensive income	762,422	268,393

Total shareholders’ equity	43,145,940	44,805,559

Total Liabilities and Shareholders’ Equity	$409,137,379	$427,633,057

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,129,388	3,129,388
Treasury shares	451,409	451,409

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months		Nine Months
Period Ended September 30,	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$3,304,961	$3,497,895	$9,938,252	$10,756,384
Interest on investment securities:
Taxable	432,321	533,041	1,305,316	1,792,990
Tax-exempt	128,210	180,200	406,770	580,585
Other interest income	53,702	51,835	163,544	112,362

Total interest income	3,919,194	4,262,971	11,813,882	13,242,321

Interest expense:
Interest on deposits	721,470	1,093,704	2,448,377	3,453,226
Interest on Federal Home Loan Bank advances	33,019	33,019	97,981	159,647
Interest on other borrowings	—	—	—	313

Total interest expense	754,489	1,126,723	2,546,358	3,613,186

Net interest income	3,164,705	3,136,248	9,267,524	9,629,135

Provision for loan losses	2,700,000	4,450,000	4,260,000	10,570,000

Net interest income (loss) after provision for loan losses	464,705	(1,313,752)	5,007,524	(940,865)

Noninterest income:
Service charges on deposit accounts	626,168	704,391	1,761,608	2,050,344
Net loss on sales of investment securities available-for-sale	—	—	(18,191)	(143,408)
Other noninterest income	354,096	324,383	1,040,874	1,013,702

Total noninterest income	980,264	1,028,774	2,784,291	2,920,638

Noninterest expense:
Salaries and employee benefits	1,727,271	1,747,115	5,089,502	5,364,874
Occupancy and equipment expense, net	643,233	665,640	1,907,128	2,020,188
Other-than-temporary impairment loss on debt security	—	—	—	45,059
Net (gain) loss on sales of other real estate	359	4,935	(21,625)	3,430
Write-downs on other real estate	256,604	821,529	500,216	1,731,098
Other noninterest expense	806,051	770,061	2,504,261	2,597,287

Total noninterest expense	3,433,518	4,009,280	9,979,482	11,761,936

Loss before income tax benefit	(1,988,549)	(4,294,258)	(2,187,667)	(9,782,163)

Income tax benefit	—	(1,642,138)	—	(3,905,624)

Net loss	$(1,988,549)	$(2,652,120)	$(2,187,667)	$(5,876,539)

Basic and diluted loss per common share	$(0.64)	$(0.85)	$(0.70)	$(1.88)

Basic and diluted weighted average common shares outstanding	3,129,388	3,129,388	3,129,388	3,132,402

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Shareholders’ Equity

(Unaudited)

						Accumulated
	Common Stock		Additional			Other
	Shares	Stated Value	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive Income (Loss)	Total

Balance, December 31, 2009	3,138,531	$4,475,996	$1,449,696	$60,512,342	$(8,803,031)	$(1,076,320)	$56,558,683

Comprehensive income (loss):
Net loss	—	—	—	(5,876,539)	—	—	(5,876,539)
Unrealized holding gains on investment securities available- for-sale arising during the period, net of tax of $934,649	—	—	—	—	—	1,814,319	1,814,319
Reclassification adjustment for net loss on sales of investment securities available-for-sale included in net loss, net of tax benefit of $48,759	—	—	—	—	—	94,649	94,649
Reclassification adjustment for other-than-temporary impairment loss on debt security included in net loss, net of tax benefit of $15,321	—	—	—	—	—	29,738	29,738

Total comprehensive loss							(3,937,833)

Cash dividends declared, $0.13 per share	—	—	—	(407,416)	—	—	(407,416)

Stock-based compensation	—	—	35,550	—	—	—	35,550

Purchase of treasury stock	(9,143)	—	—	—	(91,430)	—	(91,430)

Balance, September 30, 2010	3,129,388	$4,475,996	$1,485,246	$54,228,387	$(8,894,461)	$862,386	$52,157,554

Balance, December 31, 2010	3,129,388	$4,475,996	$1,495,668	$47,459,963	$(8,894,461)	$268,393	$44,805,559

Comprehensive income (loss):
Net loss	—	—	—	(2,187,667)	—	—	(2,187,667)
Unrealized holding gains on investment securities available- for-sale arising during the period, net of tax of $248,315	—	—	—	—	—	482,023	482,023
Reclassification adjustment for net loss on sales of investment securities available-for-sale included in net loss, net of tax benefit of $6,185	—	—	—	—	—	12,006	12,006

Total comprehensive loss							(1,693,638)

Stock-based compensation	—	—	34,019	—	—	—	34,019

Balance, September 30, 2011	3,129,388	$4,475,996	$1,529,687	$45,272,296	$(8,894,461)	$762,422	$43,145,940

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2011	2010

Cash flows from operating activities:
Net loss	$(2,187,667)	$(5,876,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion, net	610,860	766,005
Provision for loan losses	4,260,000	10,570,000
Deferred income tax benefit	—	(208,199)
Net loss on sales of investment securities available-for-sale	18,191	143,408
Other-than-temporary impairment loss on debt security	—	45,059
Increase in cash surrender value of bank-owned life insurance	(175,687)	(178,403)
Net (gain) loss on sales of other real estate	(21,625)	3,430
Write-downs on other real estate	500,216	1,731,098
Stock-based compensation	34,019	35,550
Decrease in interest receivable	134,505	366,972
Decrease in interest payable	(204,264)	(89,165)
Net change in income tax receivable or payable	9,953	(3,707,906)
Decrease in prepaid FDIC assessments	451,000	503,200
Net (increase) decrease in other assets	427,407	(297,588)
Net increase in other liabilities	409,253	265,406

Net cash provided by operating activities	4,266,161	4,072,328

Cash flows from investing activities:
Purchase of investment securities available-for-sale	(296,666,514)	—
Proceeds from sales of investment securities available-for-sale	474,000	4,591,930
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	305,191,706	10,905,604
Redemption of restricted equity securities	154,100	94,200
Net decrease in loans	19,864,693	13,118,582
Capital expenditures, net	(290,737)	(178,144)
Proceeds from sales of other real estate	1,638,815	355,386

Net cash provided by investing activities	30,366,063	28,887,558

Cash flows from financing activities:
Net increase (decrease) in deposits	(17,581,509)	11,713,505
Net increase (decrease) in U. S. Treasury demand note	285,961	(139,754)
Repayment of advances from Federal Home Loan Bank	—	(5,000,000)
Purchase of treasury stock	—	(91,430)
Dividends paid	—	(407,416)

Net cash provided by (used in) financing activities	(17,295,548)	6,074,905

Net increase in cash and cash equivalents	17,336,676	39,034,791
Cash and cash equivalents at beginning of period	80,868,505	42,632,459

Cash and cash equivalents at end of period	$98,205,181	$81,667,250

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$2,750,622	$3,702,351

Income taxes paid (refunded), net	$(9,953)	$—

Noncash investing and financing transactions:
Change in unrealized gains (losses) on investment securities available-for-sale	$748,529	$2,937,435

Loans charged-off to allowance for loan losses	$5,762,581	$8,878,129

Real estate acquired through foreclosure	$5,306,551	$3,990,205

Loans made in connection with sales of other real estate	$21,681	$259,718

See accompanying Notes to Consolidated Financial Statements.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.	BASIS OF PRESENTATION

Southeastern Banking Corporation (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned commercial bank subsidiary, Southeastern Bank (the “Bank”). The Company operates within one business segment, community banking, offering a broad range of banking services to consumer and commercial customers through 16 banking offices in southeast Georgia and northeast Florida. The Company, whose tradition of service spans over 120 years, is headquartered in Darien, Georgia.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Earnings (Loss) Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share are based on the weighted average number of common shares outstanding adjusted to include the effect of potentially dilutive common shares. Potentially dilutive common shares include incremental shares issuable upon exercise of outstanding stock options using the treasury stock method. In any periods of net loss, diluted loss per share is calculated in the same manner as basic earnings per share. Since they were non-dilutive, 70,250 and 77,500 equivalent shares related to stock options were excluded from the computation of diluted earnings (loss) per share at September 30, 2011 and 2010, respectively.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

2.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update addressing differences in the ways entities have disclosed pro forma revenue and earnings in a business combination. If an entity presents comparable financial statements, the guidance requires the entity to disclose revenue and earnings of the combined entity as if the business combination(s) occurring during the current year had occurred as of the beginning of the comparable prior annual reporting period. Supplemental pro forma disclosures must also be expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s). The new requirements, which became effective as of January 1, 2011, have not had a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2010, the FASB issued an accounting standards update requiring additional disclosures on transfers in and out of the fair value hierarchy and activity within level 3 financial instruments. This update also provides clarification on classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification were effective for the Company as of December 31, 2009, except for disclosures related to activity within level 3 financial instruments. The level 3 disclosures were effective the interim reporting period ending March 31, 2011. Adoption of the new disclosure requirements has not had a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued additional guidance on fair value measurement. The new guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the proper application of the highest and best use and valuation premise concepts and the fair value measurement of an instrument classified in shareholders’ equity. Additionally, the amendments permit a reporting entity that manages financial instruments on the basis of its net exposure, rather than gross exposure, to measure the underlying financial assets and liabilities at the price that would be received to sell a net asset position or transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date and clarify that premiums and discounts in fair value measurements relate to the unit of account, and not size, as a characteristic of an entity’s holding. Expanded disclosure must be provided about valuation processes used for level 3 instruments, including quantitative information on unobservable inputs and sensitivity of fair value measurement to changes in unobservable inputs; use of nonfinancial assets if that use varies from its highest and best use, and that an asset is measured at fair value on the balance sheets or its fair value is based on highest and best use; and categorization by level of the fair value hierarchy for items not measured at fair value on the balance sheets but for which fair value must be disclosed. The amendments are effective for interim and annual periods beginning after December 15, 2011. Adoption of the new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued an accounting standards update requiring more robust disclosures about the credit quality of loans and the allowance for loan losses. The additional disclosures include a rollforward of the allowance for loan losses on a disaggregated basis and more information, by type of loan, on credit quality indicators including aging and troubled debt restructurings (“TDRs”) as well as any significant purchases and sales. Most of the new disclosure requirements were effective for interim and annual periods beginning after December 15, 2010. The disclosure requirements in the update related to TDRs was delayed and became effective for interim and annual periods beginning after June 15, 2011. The new disclosure requirements have not had a material impact on the Company’s financial position or results of operations.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

In April 2011, the FASB issued an accounting standards update clarifying the accounting guidance on a creditor’s evaluation of whether a restructuring constitutes a troubled debt restructuring. It is the objective of the FASB that the clarifying guidance in this update will result in more consistent application of U.S. GAAP for debt restructurings. The amendments in this update are effective for interim and annual periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, the Company may identify loans that are newly considered impaired under the new guidance. For purposes of measuring impairment of those loans, the Company must apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Adoption of the new guidance, which became effective as of July 1, 2011, has not had a material impact on the Company’s financial position or results of operations.

3.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities as of September 30, 2011 and December 31, 2010 are summarized below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2011
Available-for-sale:
U. S. Government and agency securities	$7,465,754	$211,881	$3,169	$7,674,466
U. S. Government-sponsored enterprise securities	3,792,250	118,264	—	3,910,514
Agency residential mortgage-backed securities	30,738,582	827,941	24,108	31,542,415
Obligations of states and political subdivisions	13,377,102	526,696	—	13,903,798
Corporate debt obligations	9,429,707	85,728	588,048	8,927,387

Total investment securities	$64,803,395	$1,770,510	$615,325	$65,958,580

December 31, 2010
Available-for-sale:
U. S. Government and agency securities	$4,551,010	$187,524	$—	$4,738,534
U. S. Government-sponsored enterprise securities	33,549,865	118,203	31	33,668,037
Agency residential mortgage-backed securities	10,323,420	642,201	—	10,965,621
Obligations of states and political subdivisions	16,587,458	370,210	136,664	16,821,004
Corporate debt obligations	8,881,494	20,710	795,497	8,106,707

Total investment securities	$73,893,247	$1,338,848	$932,192	$74,299,903

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2011 are shown in the table below. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Agency-issued mortgage-backed securities and U.S. Small Business Administration (“SBA”) participation certificates (included in U. S. Government and agency securities) are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Available-for-Sale
September 30, 2011	Amortized Cost	Fair Value
Due within one year	$2,042,050	$2,068,582
Due from one to five years	9,855,593	10,157,869
Due from five to ten years	4,111,044	4,288,532
Due after ten years	10,590,372	10,226,716

	26,599,059	26,741,699
Agency residential mortgage-backed securities	30,738,582	31,542,415
SBA participation certificates	7,465,754	7,674,466

Total investment securities	$64,803,395	$65,958,580

Securities with carrying values of $49,277,556 and $65,127,641 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits as required by law and certain borrowing arrangements.

Gains and losses on sales and calls of investment securities for the three months and nine months ended September 30, 2011 and 2010 consist of the following:

	Three Months		Nine Months
Period Ended September 30,	2011	2010	2011	2010
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(18,191)	(143,408)

Net realized gain (loss)	$—	$—	$(18,191)	$(143,408)

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	Less Than Twelve Months		Over Twelve Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Total Unrealized Losses
September 30, 2011
Available-for-sale:
U.S. Government and federal agency securities	$1,555,610	$3,169	$—	$—	$3,169
U.S. Government-sponsored enterprise securities	—	—	—	—	—
Agency residential mortgage-backed securities	4,488,450	24,108	—	—	24,108
Obligations of states and political subdivisions	—	—	—	—	—
Corporate debt obligations	1,030,363	21,618	3,882,211	566,430	588,048

Total investment securities	$7,074,423	$48,895	$3,882,211	$566,430	$615,325

December 31, 2010
Available-for-sale:
U.S. Government and federal agency securities	$—	$—	$—	$—	$—
U.S. Government-sponsored enterprise securities	22,099,730	31	—	—	31
Agency residential mortgage-backed securities	—	—	—	—	—
Obligations of states and political subdivisions	978,233	28,015	834,049	108,649	136,664
Corporate debt obligations	2,325,199	132,946	4,284,304	662,551	795,497

Total investment securities	$25,403,162	$160,992	$5,118,353	$771,200	$932,192

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. As of September 30, 2011, the Company concluded that there was no other-than-temporary impairment in its investment securities.

The Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), and ownership of FHLB stock is a membership requirement. This restricted equity investment amounted to $1,019,600 and $1,173,700 at September 30, 2011 and December 31, 2010, respectively. The Company carries the stock, which is included in other assets on its balance sheet, at cost and regularly evaluates it for other-than-temporary impairment. As of September 30, 2011, the Company concluded that there was no impairment in its holdings in FHLB stock.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Company’s loan portfolio at September 30, 2011 and December 31, 2010 is shown below:

	September 30, 2011		December 31, 2010
	Balance	Percent of Total	Balance	Percent of Total
Commercial real estate:
Construction and development	$64,994,478	30.2%	$86,972,052	35.4%
Owner-occupied	37,533,867	17.5	35,300,711	14.4
Non owner-occupied	27,905,306	13.0	29,523,640	12.0
Residential real estate - mortgage	45,997,850	21.4	48,686,595	19.8
Other commercial, financial, and agricultural	28,644,127	13.3	33,504,726	13.6
Consumer, including credit cards	9,814,222	4.6	11,700,831	4.8

Loans, gross	214,889,850	100.0%	245,688,555	100.0%

Unearned income	(49,205)		(65,007)
Allowance for loan losses	(8,563,900)		(9,915,559)

Net loans	$206,276,745		$235,707,989

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

Aging of past due loans is presented by segment in the following table. Balances presented are based on book balance, or recorded investment.

	Current	Accruing 30 – 89 Days Past Due	Accruing 90+ Days Past Due	Total Accruing Past Due	Nonaccrual	Total

September 30, 2011
Commercial real estate:
Construction and development	$41,605,657	$638,251	$16,092	$654,343	$22,734,478	$64,994,478
Owner-occupied	36,908,555	206,972	—	206,972	418,340	37,533,867
Non owner-occupied	27,787,446	37,902	—	37,902	79,958	27,905,306
Residential real estate - mortgage	39,868,074	1,513,644	58,740	1,572,384	4,557,392	45,997,850
Other commercial, financial, and agricultural	27,915,600	466,140	—	466,140	262,387	28,644,127
Consumer, including credit cards	9,119,958	434,882	—	434,882	259,382	9,814,222

Loans, gross	$183,205,290	$3,297,791	$74,832	$3,372,623	$28,311,937	$214,889,850

December 31, 2010
Commercial real estate:
Construction and development	$64,560,275	$553,271	$18,555	$571,826	$21,839,951	$86,972,052
Owner-occupied	33,422,584	1,197,251	—	1,197,251	680,876	35,300,711
Non owner-occupied	28,745,303	81,151	—	81,151	697,186	29,523,640
Residential real estate - mortgage	43,425,467	678,612	75,848	754,460	4,506,668	48,686,595
Other commercial, financial, and agricultural	32,925,618	155,384	—	155,384	423,724	33,504,726
Consumer, including credit cards	10,890,188	410,570	26,536	437,106	373,537	11,700,831

Loans, gross	$213,969,435	$3,076,239	$120,939	$3,197,178	$28,521,942	$245,688,555

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

In accordance with bank regulatory guidance, a loan is placed on nonaccrual status if:

•	it is maintained on a cash basis because of deterioration in the financial condition of the borrower,

•	payment in full of principal or interest is not expected, or

•	principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

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

Substandard (Grade 6) – These loans are inadequately supported by the current worth and paying capacity of the obligor or collateral pledged, if any. A distinct possibility of loss exists if the underlying deficiencies are not corrected. At September 30, 2011 and December 31, 2010, all nonaccrual loans were graded substandard.

Doubtful (Grade 7) – These loans have all the weaknesses of a substandard loan with the added detriment that full collection or liquidation is highly questionable and improbable on the basis of currently known facts, conditions, and values.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loss (Grade 8) – These loans are deemed uncollectible and have, at best, nominal value. Maintaining these loans on the books, without establishment of specific valuation allowances, is not warranted.

Loans considered doubtful or loss are normally charged-off upon such determination and hence, no balances apply to these categories. Risk ratings of the loan portfolio are shown in the next table.

	Pass (1 – 4)	Special Mention (5)	Substandard (6)	Doubtful (7)	Loss (8)	Total

September 30, 2011
Commercial real estate:
Construction and development	$28,814,138	$8,457,943	$27,722,397	$—	$—	$64,994,478
Owner-occupied	33,341,014	3,016,914	1,175,939	—	—	37,533,867
Non owner-occupied	16,075,569	8,638,697	3,191,040	—	—	27,905,306
Residential real estate - mortgage	34,184,052	3,785,254	8,028,544	—	—	45,997,850
Other commercial, financial, and agricultural	25,183,210	2,932,373	528,544	—	—	28,644,127
Consumer, including credit cards	8,377,352	1,114,363	322,507	—	—	9,814,222

Loans, gross	$145,975,335	$27,945,544	$40,968,971	$—	$—	$214,889,850

	Pass (1 – 4)	Special Mention (5)	Substandard (6)	Doubtful (7)	Loss (8)	Total

December 31, 2010
Commercial real estate:
Construction and development	$35,170,540	$21,525,120	$30,276,392	$—	$—	$86,972,052
Owner-occupied	31,702,978	2,649,760	947,973	—	—	35,300,711
Non owner-occupied	22,531,694	3,242,934	3,749,012	—	—	29,523,640
Residential real estate - mortgage	35,813,611	5,194,612	7,678,372	—	—	48,686,595
Other commercial, financial, and agricultural	30,000,682	610,926	2,893,118	—	—	33,504,726
Consumer, including credit cards	10,988,957	240,987	470,887	—	—	11,700,831

Loans, gross	$166,208,462	$33,464,339	$46,015,754	$—	$—	$245,688,555

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Activity in the allowance for loan losses is summarized by loan segment below:

As of and for the Nine Months Ended September 30, 2011	Commercial Real Estate	Residential Real Estate	Other Commercial, Financial, & Agricultural	Consumer	Unallocated	Total

Allowance for loan losses:

Balance, beginning of year	$7,442,941	$1,747,843	$405,830	$262,223	$56,722	$9,915,559
Provision for loan losses	2,868,437	1,384,676	46,716	(52,220)	12,391	4,260,000
Charge-offs	(4,558,904)	(973,800)	(66,370)	(163,507)	—	(5,762,581)
Recoveries	18,417	35,363	16,948	80,194	—	150,922

Ending balance	$5,770,891	$2,194,082	$403,124	$126,690	$69,113	$8,563,900

Ending balance, individually evaluated for impairment	$2,736,204	$1,380,321	$26,866	$—	n/a	$4,143,391

Ending balance, collectively evaluated for impairment	$3,034,687	$813,761	$376,258	$126,690	$69,113	$4,420,509

Loan, gross:
Ending balance	$130,433,651	$45,997,850	$28,644,127	$9,814,222	n/a	$214,889,850

Ending balance, individually evaluated for impairment	$32,125,463	$7,119,412	$84,299	$—	n/a	$39,329,174

Ending balance, collectively evaluated for impairment	$98,308,188	$38,878,438	$28,559,828	$9,814,222	n/a	$175,560,676

Within the commercial real estate segment, activity included:

As of & for the Nine Months Ended September 30, 2011	Construction & Development	Owner- Occupied	Non Owner- Occupied	Total Commercial Real Estate

Allowance for loan losses:

Balance, beginning of year	$7,133,461	$124,729	$184,751	$7,442,941
Provision for loan losses	2,406,703	410,326	51,408	2,868,437
Charge-offs	(4,341,944)	(170,431)	(46,529)	(4,558,904)
Recoveries	18,417	—	—	18,417

Ending balance	$5,216,637	$364,624	$189,630	$5,770,891

Ending balance, individually evaluated for impairment	$2,366,445	$247,640	$122,119	$2,736,204

Ending balance, collectively evaluated for impairment	$2,850,192	$116,984	$67,511	$3,034,687

Loan, gross:
Ending balance	$64,994,478	$37,533,867	$27,905,306	$130,433,651

Ending balance, individually evaluated for impairment	$27,155,677	$1,858,705	$3,111,081	$32,125,463

Ending balance, collectively evaluated for impairment	$37,838,801	$35,675,162	$24,794,225	$98,308,188

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans include loans placed on nonaccrual status as well as TDRs, loans past due 90 days or more and still accruing, and other accruing loans individually evaluated for impairment. All of the Company’s impaired loans have a valuation allowance. Impaired loans comprised the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Nonaccrual loans	$28,311,937	$28,521,942
Troubled debt restructurings not included above	6,774,918	12,669,230
Loans past due 90 days or more and still accruing	74,832	120,939
Other accruing loans individually evaluated for impairment	6,946,021	4,520,331
Total impaired loans	$42,107,708	$45,832,442

Valuation allowance related to total impaired loans	$4,246,000	$3,580,409

Total impaired loans are disaggregated by segment and class below:

As of and for the Nine Months Ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$27,972,186	$38,463,450	$2,426,245
Owner-occupied	2,083,260	2,243,201	248,376
Non owner-occupied	3,191,039	3,191,040	122,337
Residential real estate - mortgage	8,262,426	9,647,226	1,403,856
Other commercial, financial, and agricultural	339,415	463,135	31,497
Consumer, including credit cards	259,382	388,863	13,689

Total impaired loans	$42,107,708	$54,396,915	$4,246,000

Average investment in impaired loans	$40,857,455

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$30,017,176	$39,673,998	$2,459,478
Owner-occupied	1,337,701	1,483,080	35,631
Non owner-occupied	3,749,011	3,869,208	117,131
Residential real estate - mortgage	7,544,914	8,558,866	881,587
Other commercial, financial, and agricultural	2,751,545	2,882,978	80,651
Consumer, including credit cards	432,095	812,241	5,931

Total impaired loans	$45,832,442	$57,280,371	$3,580,409

Impaired loans with a valuation allowance include pools of impaired loans. At September 30, 2011, these pools had a recorded investment, or book balance, of $2,778,534, unpaid principal balance of $3,609,045, and related allowance of $102,609. The recorded investment, unpaid principal and related allowance in such pools totaled $3,135,061, $4,179,940, and $106,737, respectively, at December 31, 2010. Cash basis interest income actually recognized on nonaccrual loans during the nine months ended September 30, 2011 approximated $47,127. Nonaccrual loans included in impaired loans averaged approximately $28,697,644 in the first nine months of 2011.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the carrying balances of TDRs as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Performing	$6,771,953	$12,669,230
Nonperforming	7,893,947	7,204,307

Total troubled debt restructurings	$14,665,900	$19,873,537

Unfunded commitments to borrowers whose loans were modified in troubled debt restructurings	$—	$17,918

The following tables summarize loans that were modified and recognized as TDRs during the periods indicated.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
For the Three Months Ended September 30, 2011:
Commercial real estate:
Construction and development	1	$271,935	$271,935
Owner-occupied	—	—	—
Non owner-occupied	—	—	—
Residential real estate - mortgage	—	—	—
Other commercial, financial, and agricultural	—	—	—
Consumer, including credit cards	—	—	—

Total	1	$271,935	$271,935

For the Nine Months Ended September 30, 2011:
Commercial real estate:
Construction and development	2	$492,513	$492,513
Owner-occupied	2	1,253,349	1,253,349
Non owner-occupied	—	—	—
Residential real estate - mortgage	—	—	—
Other commercial, financial, and agricultural	—	—	—
Consumer, including credit cards		—	—

Total	4	$1,745,862	$1,745,862

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following tables summarize how loans that were considered troubled debt restructurings were modified during the periods indicated.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
For the Three Months Ended September 30, 2011:
Rate concession	—	$—	$—
Term concession	1	271,935	271,935
Rate and term concessions	—	—	—
Required principal paydowns concession	—	—	—
Other	—	—	—

Total	1	$271,935	$271,935

For the Nine Months Ended September 30, 2011:
Rate concession	—	$—	$—
Term concession	4	1,745,862	1,745,862
Rate and term concessions	—	—	—
Required principal paydowns concession	—	—	—
Other	—	—	—

Total	4	$1,745,862	$1,745,862

There was one loan in the amount of $271,935 modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the three months ended September 30, 2011. Other than that one loan, there were no loans modified as troubled debt restructurings within the previous 12-month period for which there was a payment default during the nine months ended September 30, 2011.

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for investment securities available-for-sale. The Company does not currently measure any other assets or liabilities at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes, or exchange-traded equities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2, include U.S. Government-sponsored enterprise securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. Due to limited activity and less transparency regarding input factors, one corporate debt obligation was classified in level 3 at September 30, 2011 and December 31, 2010.

Securities measured at fair value on a recurring basis are presented in the next table.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

September 30, 2011
Investment securities available-for-sale:
Debt securities:
U. S. Government and agency securities	$—	$7,674,466	$—	$7,674,466
U. S. Government-sponsored enterprise securities	—	3,910,514	—	3,910,514
Agency residential mortgage-backed securities	—	31,542,415	—	31,542,415
Obligations of states and political subdivisions	—	13,903,798	—	13,903,798
Corporate debt obligations	—	8,427,387	500,000	8,927,387

Total investment securities	$—	$65,458,580	$500,000	$65,958,580

December 31, 2010
Investment securities available-for-sale:
Debt securities:
U. S. Government and agency securities	$—	$4,738,534	$—	$4,738,534
U. S. Government-sponsored enterprise securities	—	33,668,037	—	33,668,037
Agency residential mortgage-backed securities	—	10,965,621	—	10,965,621
Obligations of states and political subdivisions	—	16,821,004	—	16,821,004
Corporate debt obligations	—	7,606,707	500,000	8,106,707

Total investment securities	$—	$73,799,903	$500,000	$74,299,903

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The corporate debt obligation measured at fair value using level 3 inputs at September 30, 2011 and December 31, 2010 comprised one trust preferred security with a cost basis of $500,000, for which there is currently no active market. Like the Company’s other corporate debt holdings, this security is also an issue of a bank/bank holding company domiciled in the southeastern United States. No transfers or activity involving other securities occurred within the level 3 category during the first nine months of 2011. Should transparency in input factors diminish, additional obligations could be classified as level 3 assets in the future. No transfers were made between level 1 or 2 assets measured at fair value on a recurring basis during the first nine months of 2011.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain instruments are measured at fair value on a nonrecurring basis; in other words, these instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances – for example, when evidence of impairment exists. Such instruments include impaired loans and other real estate. Loan impairment is reported when full payment under the original loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if the loan is collateral-dependent. When management believes the uncollectibility of all or any portion of a loan is confirmed, a loss is charged against the allowance. Any necessary increase to the allowance resulting from impaired loans is recorded as a component of the provision for loan losses. During the first nine months of 2011, the Company recognized losses of $5,315,588 on impaired loans outstanding through the allowance for loan losses. At September 30, 2011, impaired loans with an aggregate outstanding book balance of $42,107,708 were measured and reported net of specific allowances at a fair value of $37,861,708. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate collateral, the Company classified all impaired loans in level 3 at September 30, 2011.

Other real estate is recorded at fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations resulting primarily from updated appraisals or observations of comparable sales prices are included in noninterest expense. During the nine months ended September 30, 2011, devaluations (or write-downs) of other real estate totaled $500,216. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate types, the Company classified all foreclosed real estate in level 3 at September 30, 2011.

Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The Company evaluated its holding in FHLB stock at September 30, 2011 and determined no impairment charge was necessary. Other assets are similarly evaluated under fair value accounting on a nonrecurring basis.

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the Company’s outstanding assets for which a nonrecurring change in fair value was recorded during the nine months ended September 30, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall. Assets reviewed for impairment such as level 3 FHLB stock, but for which no corresponding impairment charge was recorded, are not included in these totals.

	Fair Value Measurements Using
September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Gains (Losses) for the Nine Months
Assets:
Impaired loans	$—	$—	$37,861,708	$37,861,708	$(5,315,588)
Other real estate	—	—	2,448,225	2,448,225	(500,216)

Total fair value of assets on a nonrecurring basis	$—	$—	$40,309,933	$40,309,933	$(5,815,804)

September 30, 2010
Assets:
Impaired loans	$—	$—	$46,559,479	$46,559,479	$(9,654,999)
Other real estate	—	—	6,564,618	6,564,618	(1,702,598)

Total fair value of assets on a nonrecurring basis	$—	$—	$53,124,097	$53,124,097	$11,357,597

As disclosed on the prior page, the loss amount shown for impaired loans include charge-offs as well as the provision allocated for these loans for the first nine months of 2011. The loss amount for other real estate does not include charge-offs recognized on these credits prior to foreclosure of the underlying collateral. No transfers were made between level 1, 2, and 3 assets evaluated under fair value accounting on a nonrecurring basis. Additionally, no nonrecurring change in fair value was recognized on any liabilities during the first nine months of 2011.

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

Southeastern Banking Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$98,205,181	$98,205,181	$80,868,505	$80,868,505
Investment securities available-for-sale	65,958,580	65,958,580	74,299,903	74,299,903
Net loans	206,276,745	206,034,344	235,707,989	237,411,612
Accrued interest receivable	1,352,621	1,352,621	1,487,126	1,487,126
Other financial assets	1,019,600	1,019,600	1,173,700	1,173,700

Financial liabilities:
Deposits	$357,613,610	$358,280,111	$375,195,119	$376,619,703
U.S. Treasury demand note	1,048,743	1,048,743	762,782	762,782
FHLB advances	5,000,000	5,128,190	5,000,000	5,191,353
Accrued interest payable	1,083,652	1,083,652	1,287,916	1,287,916

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

Description of Business

Southeastern Banking Corporation, with assets exceeding $409 million, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (the “Bank”), the Company’s wholly-owned commercial bank subsidiary chartered in 1888, offers a full line of commercial and retail services to meet the financial needs of its customer base through its 16 branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. The Bank also offers 24-hour delivery channels, including internet and telephone banking and through an affiliation with a third party broker-dealer, provides insurance and investment brokerage services.

The table below provides a summary of the Bank’s markets as of September 30, 2011.

Market/ County	Number of Offices	Total Loans[1]	Total Deposits[1]	Market Share (%)[2]	Market Share Rank[2]

Georgia
McIntosh	2	$74,445	$64,144	72.0	1
Brantley	2	17,193	55,155	70.8	1
Bryan	1	16,244	7,370	1.8	5
Camden	3	29,217	47,881	19.7	2
Charlton	1	2,852	53,380	55.3	1
Coffee	2	9,308	21,202	3.2	9
Glynn	1	41,937	18,304	1.2	15
Jeff Davis	1	2,584	22,187	17.0	3

	13	$193,780	$289,623	8.7	3

Florida
Nassau	3	$21,110	$67,991	7.6	5

Totals	16	$214,890	$357,614	8.5	3

[1]	Dollar amounts are presented in thousands as of September 30, 2011.
[2]	Based on the FDIC Summary of Deposits report as of June 30, 2011.

FINANCIAL CONDITION

Overview

Consolidated assets totaled $409.1 million at September 30, 2011, a decrease of $18.5 million (or 4.3%) since December 31, 2010. The decline in total assets was driven largely by a $23.2 million (or 33.5%) decrease in public funds on deposit at the Bank. In addition to the decline in total assets, the Company realized a significant shift in its asset mix since the end of 2010. Net loans decreased $29.4 million (or 12.5%) and cash and cash equivalents increased $17.3 million (or 21.4%) since December 31, 2010. The Company elected to retain liquidity rather than reinvest its funds in riskier financial assets during this weakened economic environment. This shift from higher-yielding loans to lower-yielding earning assets had a detrimental impact on the Company’s net interest margin and earnings. The elevated level of nonperforming assets further hampered the Company’s profitability in the first nine months of 2011, and this factor is expected to continue to create a drag on earnings through the remainder of 2011 and into the first half of 2012.

Total deposits decreased by $17.6 million (or 4.7%) since year end to $357.6 million at September 30, 2011. Noninterest-bearing demand deposits increased $8.7 million (or 15.7%) while interest-bearing demand, savings and time deposits decreased $26.3 million (8.2%) during the first nine months of 2011. As noted above, the decline in total deposits is due primarily to a $23.2 million (or 33.5%) decrease in public funds on deposit at the Bank. At September 30, 2011, public funds deposits represented approximately 12.9% of total deposits compared to 18.4% of total deposits at December 31, 2010. Although the Bank made progress in reducing its funding concentration with large public fund accounts, management expects public funds to increase slightly during the fourth quarter of 2011 as local municipalities collect annual property tax assessments. At September 30, 2011, noninterest-bearing demand deposits represented 17.9% of total deposits compared to 14.8% at December 31, 2010. Shareholders’ equity decreased $1.7 million (or 3.7%) during the first nine months of 2011. At September 30, 2011, shareholders’ equity represented 10.5% of total assets which, with the decline in total assets, remained consistent with the Company’s capital-to-asset ratio at the end of 2010. Refer to the “Liquidity and Capital Resources” section of this Analysis for details on deposits and other funding sources as well as the higher cash balances being maintained currently.

Investment Securities

The amortized cost and estimated fair value of investment securities, all available-for-sale, are summarized in the following table.

Investment Securities by Category September 30, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)

U. S. Government and agency securities	$7,466	$212	$3	$7,675
U. S. Government-sponsored enterprise securities	3,792	118	—	3,910
Agency residential mortgage-backed securities	30,739	828	24	31,543
Obligations of states and political subdivisions	13,377	527	—	13,904
Corporate debt obligations	9,429	86	588	8,927

Total investment securities	$64,803	$1,771	$615	$65,959

The amortized cost of investment securities decreased $9.1 million (or 12.3%) since December 31, 2010 primarily due to a decrease in the need for securities to pledge as collateral on public deposits. While there was a decrease in the amount of funds invested in securities during the first nine months of 2011, there was significant volume in trading activity within the portfolio during the period in short-term (one-to-three months) Agency discount notes and U.S. Treasury Bills acquired to collateralize public funds. Purchases of securities in the first nine months of 2011 totaled $296.7 million and redemptions totaled $305.2 million. With the relief from pledging requirements abated, the Company began investing funds in the two-to-five year time horizon to improve its yield on earning assets in the third quarter of 2011.

Approximately 65% of the carrying value of the Company’s securities portfolio, including mortgage-backed securities, is supported by the U.S. Government, a U.S. Government agency or a U.S. Government-sponsored enterprise (“GSE”) at September 30, 2011. On August 5, 2011, Standard & Poor’s rating agency lowered the long-term rating of the U.S. Government, its federal agencies and GSEs from “AAA” to “AA+”. The rating agency maintained the “AAA” rating for short-term (one year or less) obligations of the U.S. Government, its federal agencies and GSEs. Despite this downgrade, management believes the credit quality of the investment portfolio remains fundamentally sound. The Company does not own any collateralized debt obligations, widely known as CDOs, secured by subprime residential mortgage-backed securities. Additionally, the Company does not own any private label mortgage-backed securities. The Company held $31.4 million in residential mortgage-backed securities and collateralized mortgage obligations issued by Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”), both a GSE, at September 30, 2011. Residential mortgage-backed securities issued by FNMA and FHLMC are collateralized foremost by the underlying mortgages and secondly, by FNMA and FHLMC themselves. Management continues to monitor the viability of both FNMA and FHLMC as going concerns: In early 2011, the U.S. Treasury again reiterated its support for FNMA and FHLMC although changes are expected in the business model going forward.

At September 30, 2011, the corporate bond portfolio included debt issuances of banks and bank holding companies domiciled in the southeastern United States. The $502 thousand net unrealized loss on the corporate portfolio is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which have continued to afflict the banking industry. Although a) major rating agencies have downgraded certain of these securities since our acquisition and b) recent profitability and near-term profit forecasts by industry analysts reflect continuing pressure due to loan losses and other issues, the Company currently expects the issuers of these bonds to settle the securities at par. Since year end, the net unrealized loss position in the portfolio improved $272 thousand (or 35.2%). During 2011, the Company sold one “B+” rated corporate debt obligation for $474 thousand and recorded an $18 thousand loss on the sale. In 2010, the Company sold four “B+” holdings of this same issuer and recorded a $141 thousand loss on the sales. Also, in 2010, the Company recorded a $45 thousand other-than-temporary impairment charge in its holdings to this same issuer, which is further discussed in the Company’s 2010 Form 10-K. The Company held no residual investments in obligations of this issuer at September 30, 2011.

At September 30, 2011, all holdings in the municipal bond portfolio were rated investment grade securities except for twelve non-rated issues with fair values aggregating $3.2 million. The majority, or 84%, of the non-rated issues were based in Georgia. In analyzing non-rated municipals, management considers debt service coverage and whether the bonds support essential services such as water/sewer systems and education.

Management evaluates investment securities for other-than-temporary impairment on a quarterly basis, and more frequently when conditions warrant. This analysis requires management to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, the Company’s intent to sell the security or whether it’s more likely than not that the Company would be required to sell the security before the anticipated recovery in market value. At September 30, 2011, management reviewed securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. Impairment charges could become necessary in the future if the economic crisis facing the banking industry does not fully abate and various issuers’ financial condition weakens.

Loans

Loans, net of unearned income, decreased $30.8 million (or 12.5%) since the end of 2010 to $214.8 million at September 30, 2011. The net loans-to-deposits ratio aggregated 60.1% at September 30, 2011 versus 65.5% at December 31, 2010 and 68.8% a year ago. Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management expects loan volumes to flatten or decline further for the remainder of 2011. The table below summarizes the categorical changes within the loan portfolio since the end of 2010.

Loans by Category	September 30, 2011	December 31, 2010	September 30, 2010
(Dollars in thousands)

Commercial, financial, and agricultural[1]	$28,644	$33,505	$31,814
Real estate – construction[3]	64,995	86,972	91,691
Real estate – commercial mortgage	65,439	64,824	65,291
Real estate – residential mortgage[2,3]	45,998	48,687	49,404
Consumer, including credit cards	9,814	11,701	12,007

Loans, gross	214,890	245,689	250,207
Unearned income	(49)	(65)	(78)

Net loans	$214,841	$245,624	$250,129

[1]	Includes obligations of states and political subdivisions.
[2]	Typically have final maturities of 15 years or less.
[3]

To comply with recent regulatory guidelines, certain loans that formerly would have been classified as real estate – mortgage, are now being coded as real estate - construction. Comparable loans from prior periods have not been reclassified to reflect this change. The majority of real estate construction loans are residential in nature.

Commercial real estate loans, which included construction and development loans, represented approximately 60.7% and 61.8% of the total loan portfolio at September 30, 2011 and December 31, 2010, respectively. Due to continued instability of real estate values, loans in the commercial real estate portfolio may have a greater risk of uncollectibility than other loans. Additionally, because a substantial portion of the loan portfolio is secured by real estate in southeast Georgia and northeast Florida, the loan portfolio is particularly susceptible to changes in market conditions in those areas.

The largest change within the portfolio since the end of 2010 was in construction and development loans, which declined $22.0 million (or 25.3%) due primarily to collections, foreclosures and charge-offs of delinquent loans during the first nine months of 2011. These loans, which are primarily loans for the acquisition and development of residential properties, are concentrated in the Company’s coastal markets. With the exception of existing commitments, the Company is only originating new construction and development loans to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral.

Many commercial and commercial real estate loans with floating rates have reached their contractual floors. Additionally, many recent originations and renewals have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $91.2 million at September 30, 2011 compared to $105.8 million at December 31, 2010 and $104.0 million at September 30, 2010. The average yield on these particular outstanding loans, which included all loan types, was 5.75% or 250 basis points above the Company’s prime rate of interest (3.25%), at September 30, 2011. Management continues to shorten maturity options on commercial credits as feasible, a move that should mitigate the Company’s interest sensitivity position when the prime rate adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At September 30, 2011, loans with real estate as the primary collateral comprised approximately 83.4% of the loan portfolio. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios at origination. A geographic concentration in loans exists given the Company’s operations within a regional area of southeast Georgia and northeast Florida. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision.

On an aggregate basis, commitments to extend credit and standby letters of credit approximated $28.8 million at September 30, 2011, compared to $31.7 million at year-end 2010 and $36.3 million at September 30, 2010. The decline in overall commitments results from the Company’s decision to reduce its exposure to higher risk areas, including acquisition and development lending, as well as customer decisions not to renew their lines. Because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, restructured loans, foreclosed real estate, and other repossessions, totaled $49.3 million at September 30, 2011. The aggregate balance of nonperforming assets declined 5.6% since December 31, 2010 and 8.0% since September 30, 2010. As a percent of total assets, nonperforming assets totaled 12.1% at September 30, 2011 versus 12.2% at December 31, 2010 and 12.7% at September 30, 2010. Nonperforming assets materially and adversely affected the Company’s business, resources, and operating results during the first nine months of 2011, and management expects continuing adverse effects until real estate markets, particularly coastal markets, improve. Construction and development loans secured by land tracts and lots remained the primary factor in the nonperforming trends. Summary information about nonperforming assets and accruing loans past due 90 days or more is provided in the following table.

Nonperforming Assets[1]	September 30, 2011	December 31, 2010	September 30, 2010
(Dollars in thousands)

Nonaccrual loans:
Commercial, financial, and agricultural	$262	$424	$306
Real estate – construction	22,735	21,840	24,843
Real estate – commercial mortgage	498	1,378	1,567
Real estate – residential mortgage	4,558	4,507	3,726
Consumer, including credit cards	259	373	295

Total nonaccrual loans	28,312	$28,522	30,737
Troubled debt restructured loans[2]	6,772	12,669	13,271

Total nonperforming loans	35,084	$41,191	44,008
Foreclosed real estate[3]	14,232	11,034	9,565
Other repossessed assets	15	15	35

Total nonperforming assets	$49,331	$52,240	$53,608

Accruing loans past due 90 days or more	$75	$121	$106

Ratios:
Nonperforming loans to net loans[4]	16.3%	16.8%	17.6%

Nonperforming assets to net loans[4] plus foreclosed/repossessed assets	21.5%	20.4%	20.6%

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

Nonaccrual Loans

Nonaccrual loans decreased $210 thousand (or 0.7%) in the first nine months of 2011. Since the end of 2010, approximately $13.3 million of loans were placed on nonaccrual status, $5.6 million charged-off, 5.4 million transferred out by foreclosure or repossession, and $2.5 million reduced by payments or other activity.

Loans restructured in troubled debt restructurings that are on nonaccrual status at September 30, 2011 totaled $7.9 million, a 9.6% increase compared to $7.2 million at December 31, 2010.

At September 30, 2011, real estate-secured loans comprised 98.7% of total nonaccrual balances. The collateral underlying nonaccrual balances is presented in the following table.

Nonaccrual Loans by Collateral Type	September 30, 2011	December 31, 2010
(Dollars in thousands)

Collateral type:
Real estate:
Land tracts	$6,555	$6,027
Lots within developments	11,841	11,682
Residential dwellings	9,029	8,828
Commercial buildings	510	1,385

Total real estate	$27,935	27,922
Equipment	249	442
Other	128	158

Total nonaccrual loans	$28,312	$28,522

Relationships above $250,000 comprised 85.7% or $24.3 million of nonaccrual balances at September 30, 2011. The table below presents nonaccrual loans by relationship tiers.

Nonaccrual Loans by Relationship Tiers	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
(Dollars in thousands)

September 30, 2011
Relationship tier:
≤ $250,000	145	$4,032	14.3%	$28
> $250,000 - ≤ $750,000	4	1,363	4.8%	341
> $750,000	9	22,917	80.9%	2,546

Total	158	$28,312	100.0%	179

December 31, 2010
Relationship tier:
≤ $250,000	145	$4,244	14.88%	$29
> $250,000 - ≤ $750,000	5	2,223	7.79%	445
> $750,000	9	22,055	77.33%	2,451

Total	159	$28,522	100.00%	179

At September 30, 2011, the largest relationship within this group had a $4.37 million book balance. Unless pricing and demand in the real estate markets improve, management expects other borrowers, including other borrowers with collateral-dependent loan balances above $250,000, may also stop servicing their loans.

Management continues to evaluate collateral underlying nonaccrual loans and adjusts valuations based on appraisal and similar information available. Unfortunately, valuation estimates can change, resulting in additional charge-offs and provisioning for loan losses. The Company has adopted the following policy for obtaining updated appraisals for impaired loans, which is differentiated based on terms, loan balance and status of the loan.

•	Impaired loans with interest-only payment terms or on nonaccrual status with:

•

Balances greater than or equal to $250,000 – Updated external appraisals are obtained at least every two years. For such loans, internal evaluations are required for each year in which an external appraisal is not obtained.

•

Balances less than $250,000 – Updated external appraisals are obtained at least every two years on more complex properties. For less complex properties, such as single-family residences, internal evaluations are permitted on an annual basis.

•	Impaired loans with amortizing principal and interest terms that are performing:

•

The underlying collateral on these loans are reevaluated each time the loan matures and is considered for renewal, or when the terms of the loan are materially modified. The decision of whether to order an external appraisal or perform an internal evaluation varies based on the age of original appraisal, the complexity of property, and the credit risk characteristics of the loan relationship.

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) are loans where concessions were granted by the Company to borrowers experiencing financial difficulties. At September 30, 2011, the Company had $14.7 million in TDRs. Based on performance in accordance with the restructured terms, the Company has elected to accrue interest on $6.8 million in TDRs outstanding at September 30, 2011. Certain TDRs are on nonaccrual status due to a lack of performance or management’s concern regarding future repayment ability or performance. The TDRs that are on nonaccrual status at September 30, 2011 totaled $7.9 million. These TDRs are included in nonaccrual loans in this Report.

Since the end of 2010, the amount of accruing TDRs outstanding decreased $5.9 million (or 46.5%). The material changes in accruing TDRs during the first nine months of 2011 include: two loans totaling approximately $4.7 million were placed on nonaccrual status; one loan with a balance of $2.3 million was “upgraded” out of TDR status based on performance; and three loans totaling $1.5 million were added to the pool of TDRs. At September 30, 2011, the specific allowance allocated to the accruing TDR balance totaled $1.1 million.

Foreclosed Real Estate

During the first nine months of 2011, the balance of real estate acquired through foreclosure or in settlement of debts previously contracted increased $3.2 million (or 28.9%) to $14.2 million at September 30, 2011. Of the $14.8 million reported as other real estate owned on the Company’s consolidated balance sheet at September 30, 2011, $594 thousand is not categorized as “foreclosed real estate”. This property is under a lease-purchase agreement with a local municipality. Foreclosures, sales, and subsequent devaluations within foreclosed real estate balances totaled $5.3 million, $1.6 million, and $500 thousand, respectively, during the first nine months of 2011.

The following table summarizes the foreclosed real estate portfolio by real estate type.

Foreclosed Real Estate by Type	September 30, 2011	December 31, 2010
(Dollars in thousands)

Real estate:
Land tracts	$8,326	$5,584
Lots within developments	2,637	2,025
Residential dwellings	2,414	2,986
Commercial buildings	855	439

Total foreclosed real estate	$14,232	$11,034

Approximately 82.3% of these holdings were located in Georgia with the balance in Nassau County, Florida at September 30, 2011. At September 30, 2011, the Company owned eight properties valued in excess of $500,000 per property with an aggregate basis of $8.1 million, representing 57.1% of the total foreclosed real estate portfolio. The Company’s foreclosed real estate holdings can be viewed via a link from its website at www.southeasternbank.com or directly at www.liveatthecoast.com.

Although foreclosed properties continue to be marketed aggressively, when estimating their carrying value, management expects to incur carrying costs for at least one year. Any additional devaluation subsequent to foreclosure will be charged to operations. Under state law, all foreclosed property is required to be appraised annually commencing within one year from acquisition by an independent appraiser knowledgeable in the fair market value of such assets, and if the book value of the property does not exceed two percent of the statutory capital base of the Bank (or $782 thousand at September 30, 2011), the appraisals may be made by a qualified officer of the Bank. The Company has adopted the following policy for obtaining subsequent reevaluations for foreclosed properties, which is differentiated primarily based on the carrying value of the property.

•	Balances less than $100,000 – New internal evaluations or external appraisals will be obtained as needed by management in order to make informed decisions in a deteriorating market environment.

•

Balances greater than $100,000 but less than $250,000 – New internal evaluations will be prepared on at least an annual basis. Management may elect to order an external appraisal in certain situations.

•

Balances of $250,000 and greater – An updated external appraisal will be obtained on at least an annual basis. However, management made elect to utilize an internal evaluation in lieu of an external appraisal in the following situations:

•

If, based on the previous external appraisal, an understanding of the changes in market conditions since that appraisal, or recent sales or appraisals of similar properties in the same market, management determines that the carrying balance of the property is significantly below market value.

•	If recent sales of comparable properties in the same market are readily available, and management concludes the valuation assumptions can be supported by market data.

•

If the property is under an executed sales contract at the appraisal anniversary date. In this situation, the expected net proceeds from the sales contract will represent the market value of the property.

Other Potential Problem Loans

Loans past due 90 days or more and still accruing interest totaled $75 thousand, or less than 1% of total loans, at September 30, 2011. Loans past due 30-89 days represented 1.53% of total loans at September 30, 2011, totaling $3.3 million. In aggregate, approximately 73.3% of these past due loans were secured by real estate.

Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans totaled $6.9 million at September 30, 2011, up $2.4 million or 53.7% from the end of 2010. These loans are predominately to borrowers whose loan repayment was expected to come foremost from sales of underlying real estate collateral. Due to lagging sales and lingering distress in the real estate markets, payment of principal and interest on these loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Although these loans continue to perform and management has no evidence to suggest that the borrowers might cease to perform in the future, their performance has been through other resources and the value of the underlying collateral has diminished. Management reviews all classified loans with total credit exposure of $250,000 or more on a monthly basis and evaluates underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario – liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these classified credits totaled $1.5 million at September 30, 2011.

Allowance for Loan Losses

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb estimated losses inherent in the portfolio. Management prepares a comprehensive analysis of the allowance for loan losses on a monthly basis. This analysis is divided into two components: specific allowances for individual loans and general allowances for pools of loans based on similar risk characteristics such as loan type, credit risk grades and delinquency status. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. The Bank’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends.

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

The following table summarizes the impaired loans and the allowance for loan losses allocated to those loans by loan type as of September 30, 2011 and December 31, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance
(Dollars in thousands)

September 30, 2011
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$27,972	$38,464	$2,426
Owner-occupied	2,083	2,243	248
Non owner-occupied	3,191	3,191	122
Residential real estate – mortgage	8,263	9,647	1,404
Other commercial, financial, and agricultural	340	463	32
Consumer, including credit cards	259	389	14

Total impaired loans	$42,108	$54,397	$4,246

Related allowance as a % of impaired loans	10.08%

Recorded investment of impaired loans as a % of unpaid principal balance of impaired loans	77.4%

December 31, 2010
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$30,017	$39,674	$2,459
Owner-occupied	1,338	1,483	36
Non owner-occupied	3,749	3,869	117
Residential real estate – mortgage	7,545	8,559	882
Other commercial, financial, and agricultural	2,752	2,883	81
Consumer, including credit cards	432	812	6

Total impaired loans	$45,833	$57,280	$3,581

Related allowance as a % of impaired loans	7.81%

Recorded investment of impaired loans as a % of unpaid principal balance of impaired loans	80.0%

The aggregate amount of impaired loans decreased $3.7 million since the end of 2010. However, due to further weakness in real estate valuations, the allowance allocated to this category of loans increased $665 thousand from 7.81% at December 31, 2010 to 10.08% of impaired loans at September 30, 2011. At September 30, 2011, the Company’s recorded investment in impaired loans represented 77.4% of the unpaid principal balance on those loans. The Company has effectively already recognized a $12.3 million or 22.6% discount (through partial charge-offs and/or application of payments received to principal rather than interest and fees) on those impaired loans.

General Reserves

The second component of the allowance for loan loss methodology addresses all loans that are not individually evaluated for impairment. General reserves are established for loans grouped into pools based on similar credit risk characteristics. Credit risk is a dynamic risk that fluctuates due to changes in borrowers’ repayment capacity, changes in interest rates, market changes, and other economic changes. For loans evaluated collectively in the general reserve component of the allowance for loan loss, the loan portfolio is segmented into groups of loans with common credit risk characteristics.

The loan segment groups currently used, and a description of their specific risks, are summarized as follows:

•	Commercial, financial, and agricultural

•

Unsecured commercial – Loans in this category are entirely reliant on the repayment capacity of the business and any guarantors. Risks common to commercial loans are potential industry and geographic concentrations. Deteriorating economic conditions increase the potential risk of cash flow difficulties in the ongoing business, which could impair the likelihood of repayment.

•

Equipment – In addition to risks common to unsecured commercial loans noted above, collateralized equipment may depreciate faster than the repayment of the loan, which means the outstanding balance on the loan may exceed the value of the collateral at some point during the loan term. Also, if repossession becomes necessary, it can be difficult to find the collateral. There is industry risk when financing equipment. For example, the logging industry has endured significant turmoil over the past decade, which has added to the credit risk for the financing of logging equipment.

•

Farm real estate – Loans in this category include farm and timber loans secured by real estate. These loans are susceptible to deterioration in the primary source of repayment, which is often the cash flow of the ongoing operation of farm or timber production. These industries tend to be cyclical in nature. In addition, there is the risk that weather can hamper production and harvesting, which can have immediate and unforeseen adverse impacts on the borrower’s financial condition. There is also some risk of deterioration in collateral value.

•	Other commercial – Loans in this category include the following:

•	Farm – other than real estate – These loans bear many of the same inherent risks as farm real estate loans and unsecured commercial loans.

•

Business assets – includes assigned notes, inventory, accounts receivable, furniture, fixtures, etc. Monitoring the condition and existence of this collateral can be difficult. Deteriorating economic conditions increase the risk of cash flow difficulties in the ongoing business, which could impair the likelihood of repayment.

•	Real estate – construction

•

This category includes loans for the acquisition, development or construction of residential and commercial properties. Risks in this category include geographic, industry and borrower concentrations. Repayment is often dependent on the resale of the underlying collateral. Construction loans bear unique risks, including the potential for cost overruns. Consumer residential construction loans bear the risk that the borrower will be unable to secure long-term financing arrangements. Contract construction loans bear the risk that the contract to purchase will not be honored after construction is completed. Speculative construction loans bear the risk that demand will soften and values will deteriorate such that the borrower cannot sell the property in a timely fashion or at a price sufficient to repay the debt in full.

•	Real estate – commercial mortgage

•

Owner-occupied – This category includes loans secured by commercial buildings that house the borrower’s primary business, and the primary source of repayment is the cash flow of the borrower and not the rental income or sale of the collateral. These loans are deemed to bear less credit risk than non owner-occupied commercial real estate loans because there is a source of repayment apart from the collateral. Nevertheless, as with risks associated with other commercial loans, the cash flow of these businesses is often detrimentally impacted during economic downturns – potentially to such a degree that the primary source of repayment is not sufficient to service the debt.

•	Non owner-occupied – This category includes loans secured by hotels, apartment buildings, and other commercial buildings for which the repayment of the loan is dependent predominantly on the rental income or sale of the real estate. Deteriorating economic conditions can reduce occupancy rates and the sales potential of investment properties. Loans secured by buildings purchased for investment and resale bear the risk that real estate market conditions could deteriorate and detrimentally impact the value of the collateral to a degree that jeopardizes full repayment.

•	Real estate – residential mortgage

•

These loans are susceptible to risk factors common to the consumer loans described below that reduce a consumer’s capacity to repay. This includes increased unemployment and increases in the cost of living. Declining real estate values can reduce or eliminate the borrower’s equity in their homes which can affect the value of home equity lines of credit and second mortgages.

•	Consumer, including credit cards

•

Consumer unsecured – Loans in this category are susceptible to many of the same risks as consumer credit cards, especially overdraft protection lines of credit, which also have no maturity dates. There is no collateral, so a bankruptcy filing results in immediate charge-off. Risks common to consumer loans include unemployment and changes in local economic conditions.

•

Credit cards – Loans in this category are revolving unsecured lines of credit. They are susceptible to delinquency due to strains on consumers in the form of such factors as unemployment, inflation, and lifestyle changes. They have no maturity date, which adds to the risks of changes in repayment capacity over time.

•	Other consumer – Loans in this category include the following:

•

Vehicles, boats, recreational vehicles, mobile homes and other depreciating collateral – Loans in this category have the same collateral risks as those in the commercial equipment pool. They also have the risks common to unsecured consumer loans, including a weakened capacity to pay due to unforeseen changes in cash flow.

•	Securities – Loans in this category are susceptible to weakening collateral positions when the value of the securities declines to unacceptable levels. Security values can be volatile.

On each loan, credit risk ratings are assigned at loan origination and re-evaluated on performing credits at each renewal thereafter. Risk ratings are reviewed for loans past due over 30 days on a monthly basis and updated as necessary. Secured loans that reach 90 days past due are placed in nonaccrual status and downgraded to substandard. In addition, during the normal course of monitoring loan relationships, when the Company obtains information that reflects deterioration in the repayment capacity of a particular borrower, the risk grading for the loan is reviewed for accuracy and updated at that time.

In addition to the Company’s internal reviews of risk rating, as discussed above, the Company has established an external loan review function, which is currently carried out by an independent loan review firm. On a quarterly basis, the firm reviews a sample of the portfolio to independently evaluate the following: 1) timely and accurate assignment of risk ratings; 2) compliance with the Company’s loan policy; and 3) documentation and enforceability of borrower obligations and the Company’s interest in collateral. On an annual basis, at a minimum, the external loan review plan includes:

•	All loan relationships with balances in excess of $500,000;

•	All loan relationships with balances in excess of $50,000 with a risk rating of substandard or worse.

General reserve factors for each loan segment are established based on an analysis of historical charge-off experience and expected loss-given-default derived from the Company’s internal risk rating process. At September 30, 2011, management used a trailing ten-quarter historical average loss rate for each pool of loans. At December 31, 2010, management used a trailing six-quarter historical average loss rate for each pool of loans. At December 31, 2009, management used a trailing four-quarter historical average loss rate for each pool of loans. The historical period has been gradually expanded to continue to include loss rates incurred early in the cycle. Management believes that excluding those losses would not provide an accurate estimate that best reflects the inherent risk in the loan portfolio. Other adjustments may be made to the historical loss rates for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. These influences typically include recent loss experience in specific portfolio segments, trends in loan quality, changes in market focus, and concentrations of credit. This element necessarily requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses.

The following table summarizes the historical loss rates and adjustments made for qualitative/ environmental factors used in assessing the general reserves for all loans not individually evaluated for impairment at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
Loan Segment	10-Quarter Historical Loss Rate	Adjustments for Qualitative/ Environmental Factors	6-Quarter Historical Loss Rate	Adjustments for Qualitative/ Environmental Factors

Commercial, financial, and agricultural	0.03 – 1.94%	0.04 - 0.06%	0.22 – 2.85%	0.04 – 0.06%
Real estate – construction	7.28%	0.04%	7.96%	0.04%
Real estate – commercial mortgage:
Owner-occupied	0.29%	0.04%	0.22%	0.04%
Non owner-occupied	0.23%	0.04%	0.22%	0.04%
Real estate – residential mortgage	2.02%	0.04%	2.03%	0.04%
Consumer, including credit cards	4.93 – 5.20%	0.08%	4.14 – 5.74%	0.08%

Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecision in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed by management and revised as conditions indicate.

Deterioration in the real estate portfolio, particularly land acquisition and development loans, has been the overriding factor in the provisions made to the allowance for loan losses since 2008. Management expects additional provisions to be made to the allowance for loan losses in the fourth quarter of 2011 as updated appraisals are obtained on coastal real estate collateral. Net charge-offs represented 3.22% of average loans (annualized) for the first nine months of 2011, a 129 basis point decrease from 4.51% for the same period in 2010.

A summary of recent activity in the allowance for loan losses is presented in the following table.

Allowance for Loan Losses
Nine Months Ended September 30,	2011	2010	2009
(Dollars in thousands)

Allowance for loan losses at beginning of year	$9,916	$7,170	$4,929
Provision for loan losses	4,260	10,570	3,540
Charge-offs:
Commercial, financial, and agricultural	66	395	280
Real estate – construction	4,342	7,101	1,711
Real estate – commercial mortgage	217	119	99
Real estate – residential mortgage	974	1,088	168
Consumer, including credit cards	164	175	205

Total charge-offs	5,763	8,878	2,463

Recoveries:
Commercial, financial, and agricultural	17	24	30
Real estate – construction	19	43	196
Real estate – commercial mortgage	—	—	—
Real estate – residential mortgage	35	11	5
Consumer, including credit cards	80	53	63

Total recoveries	151	131	294

Net charge-offs	5,612	8,747	2,169

Allowance for loan losses at end of period	$8,564	$8,993	$6,300

Net loans outstanding[1] at end of period	$214,841	$250,129	$282,104

Average net loans outstanding[1] at end of period	$233,113	$258,460	$282,922

Ratios:
Allowance to net loans	3.99%	3.60%	2.23%

Net charge-offs to average loans[2]	3.22%	4.51%	1.02%

Provision to average loans[2]	2.44%	5.45%	1.67%

Recoveries to total charge-offs	2.62%	1.48%	11.94%

[1]	Net of unearned income.
[2]	Annualized.

A loan is charged-off the Company’s books at any point in time when it is no considered a bankable asset within the parameters of policy. The Company’s charge-off policy is differentiated between unsecured and secured loans. The general parameters of the Company’s charge-off policy are as follows:

•	An unsecured loan is charged-off when it is 90 days past due.

•	A partially-secured loan is written-down to the fair value of the collateral when the loan reaches 90 days past due.

•	A fully-secured loan, is not written-down when the loan reaches 90 days past due.

The following are situations in which the Company might elect to record a specific reserve against an impaired loan rather than charge-off a portion of the loan:

•	The loan is an accruing TDR and performing as agreed.

•

The loan has already been written-down by the confirmed loss (the deficiency between the fair value of the collateral and the current balance of the loan), and an additional specific reserve is required above and beyond the initial write-down due to conservative discounts for such factors as estimated market deterioration, margining collateral according to federal supervisory limits, selling costs/commissions, etc.

•	There is outside financial repayment capacity in the form of either recurring cash flow or liquidity of the borrowers or guarantors.

•	The Company is currently in the process of re-evaluating the fair value of the collateral. A write-down decision would be premature in such instances.

•	The Company is negotiating or employing an alternative repayment plan.

If none of the above conditions are true, the loan will be written-down to the fair value of the collateral.

The following table summarizes the amount of impaired loans for which we have recorded partial charge-offs and the amount charged-off as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Amount Partially Charged-off	Recorded Investment	Unpaid Principal Balance	Amount Partially Charged-off
(Dollars in thousands)

Impaired loans with a partial charge-off:
Commercial real estate:
Construction and development	$16,339	$26,629	$10,214	$15,122	$24,341	$9,209
Owner-occupied	194	266	50	217	265	44
Non owner-occupied	—	—	—	—	—	—
Residential real estate – mortgage	1,885	3,146	1,205	1,876	2,570	658
Other commercial, financial, and agricultural	—	—	—	12	27	11
Consumer, including credit cards	—	—	—	73	339	265

Total impaired loans	$18,418	$30,041	$11,469	$17,300	$27,542	$10,187

Partial charge-offs as a % of unpaid principal balance			38.2%			37.0%

Partial charge-offs taken on impaired loans are reflected in the charge-off history for each general reserve loan pool used in our loan loss methodology. By recognizing a partial charge-off, we are absorbing the loss through the allowance for loan losses and reducing our recorded investment in the loan. These partial charge-offs reduce our coverage ratio – which is the ratio of the allowance for loan losses to total nonperforming loans. The following table illustrates the impact that these partial charge-offs had on our coverage ratio as of September 30, 2011.

As of September 30, 2011	As Reported	Partial Charge-offs	Proforma Adjusted
(Dollars in thousands)

Allowance for loan losses	$8,564	$11,469	$20,033
Nonperforming loans	35,084	11,469	46,553

Coverage ratio	24.4%		43.0%

RESULTS OF OPERATIONS

The Company recorded a net loss of $1.99 million for the three months ended September 30, 2011 compared to a net loss of $2.65 million during the same period in 2010. On a per share basis, the third quarter loss totaled $0.64 at September 30, 2011, a $0.21 per share improvement from the $0.85 net loss per share at September 30, 2010. Major variances in the Company’s results of operations for the three months ended September 30, 2011 compared to the same period in 2010 included:

•	$28 thousand improvement in net interest income;

•	$1.75 million decline in the provision for loan losses;

•	$49 thousand decrease in noninterest income;

•	$576 thousand decrease in noninterest expenses; and

•	Nonrecognition of income tax benefits for both regulatory and financial accounting purposes in 2011 compared to a $1.64 million benefit recognized in the third quarter of 2010.

The Company recorded a net loss of $2.19 million for the first nine months of 2011 compared to a net loss of $5.88 million during the same period in 2010. On a per share basis, the year-to-date loss totaled $0.70 at September 30, 2011, a $1.18 per share improvement from the $1.88 net loss per share at September 30, 2010. Major variances in the Company’s results of operations for the first nine months of 2011 compared to the same period in 2010 included:

•	$362 thousand reduction in net interest income;

•	$6.31 million decline in the provision for loan losses;

•	$136 thousand decrease in noninterest income;

•	$1.78 million decrease in noninterest expenses; and

•	Nonrecognition of income tax benefits for both regulatory and financial accounting purposes in 2011 compared to a $3.91 million benefit recognized in the first nine months of 2010.

Variations in net interest income and noninterest income and expenses are further discussed in the following subsections of this Analysis; the variation in the provision for loan losses is separately discussed within the Financial Condition section.

Net Interest Income

Net interest income declined $362 thousand (or 3.8%) during the first nine months of 2011 compared to 2010. Interest income declined $1.43 million (or 10.8%) during the first nine months of 2011 compared to 2010 due to a shift in earning assets from higher-yielding loans to lower-yielding cash and cash equivalents, an increase in nonaccrual loans, and the prolonged low interest rate environment. The decrease in interest income was offset in part by a $1.07 million (or 29.5%) decrease in interest expense as rates paid on deposit accounts continued to re-price downward. Reductions in the cost of funds in the current economic cycle have not kept pace with declines in asset yields since liquidity constraints have compelled other banks in our markets to rely more heavily on deposits, particularly time certificates, for funding; this reliance has kept deposit rates higher than national averages. In addition, new competitor banks in several of our markets have advertised higher deposit rates attempting to increase their market share.

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

The net interest margin approximated 3.30% for the nine months ended September 30, 2011 versus 3.43% during the same period in 2010. The interest rate spread decreased 1 basis point to 3.12% compared to 3.13% in 2010. The average yield on earning assets declined 48 basis points to 4.18% in the first nine months of 2011 compared to 2010 while the average rate paid for interest-bearing liabilities decreased 47 basis points to 1.06% in the first nine months of 2011 compared to 2010. Comparative details about average balances, income/expense, and average yields earned and rates paid on interest-earning assets and liabilities for the nine months ended September 30, 2011 and 2010 are provided in the following table.

	2011			2010
Average Balances[7] Nine Months Ended September 30,	Average Balances	Income/ Expense	Yields/ Rates	Average Balances	Income/ Expense	Yields/ Rates
(Dollars in thousands)

Assets
Interest-earning assets:
Net loans[1,2,4]	$233,113	$10,073	5.78%	$258,460	$10,871	5.62%
Taxable investment securities[3]	59,269	1,305	2.94%	50,131	1,793	4.77%
Tax-exempt investment securities[3,4]	12,611	617	6.54%	17,919	873	6.50%
Other interest-earning assets[5]	84,296	164	0.26%	64,779	112	0.23%

Total interest-earning assets	$389,289	$12,159	4.18%	$391,289	$13,649	4.66%

Liabilities
Interest-bearing liabilities:
Interest-bearing demand deposits[6]	$126,454	$478	0.51%	$116,282	$635	0.73%
Savings	57,187	205	0.48%	54,756	298	0.73%
Time certificates	132,159	1,765	1.79%	137,510	2,520	2.45%
FHLB advances	5,000	98	2.62%	6,374	160	3.34%
Other short-term borrowings	662	—	—	657	—	—

Total interest-bearing liabilities	$321,462	$2,546	1.06%	$315,579	$3,613	1.53%

Excess of interest-earning assets over interest-bearing liabilities	$67,827			$75,710

Interest rate spread			3.12%			3.13%

Net interest income		$9,613			$10,036

Net interest margin			3.30%			3.43%

[1]	Average loans are shown net of unearned income. Nonperforming loans are included. Income on nonaccrual loans, if recognized, is recorded on a cash basis.
[2]	Includes loan fees and late charges.
[3]	Securities are presented on an amortized cost basis. Investment securities with original maturities of three months or less are included, as applicable.
[4]

Interest income on tax-exempt loans and securities is presented on a taxable-equivalent basis, using a federal income tax rate of 34%. No adjustments have been made for any state tax benefits or the nondeductible portion of interest expense.

[5]	Includes interest-bearing deposits in other banks, federal funds sold and FHLB stock.
[6]	Includes NOW and money market accounts.
[7]	Averages presented generally represent average daily balances.

The following table summarizes the changes in interest income and interest expense attributable to volume and rates between the two reporting periods.

	2011 Compared to 2010
Interest Differential[1]	Increase (Decrease) Due to
Nine Months Ended September 30,	Volume	Rate	Net
(Dollars in thousands)

Interest income:
Net loans[2,3]	$(1,066)	$268	$(798)
Taxable investment securities	327	(815)	(488)
Tax-exempt investment securities[3]	(259)	3	(256)
Other interest-earning assets[4]	34	18	52

Total interest income	(964)	(526)	(1,490)

Interest expense:
Interest-bearing demand deposits[5]	56	(213)	(157)
Savings	13	(106)	(93)
Time certificates	(98)	(657)	(755)
FHLB advances	(34)	(28)	(62)
Other short-term borrowings	—	—	—

Total interest expense	(63)	(1,004)	(1,067)

Net change in net interest income	$(901)	$478	$(423)

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

The decline in interest income is due primarily to declines in the volume of loans outstanding and the yield on taxable investment securities for the nine months ended September 30, 2011 compared to 2010. The decline in interest expense is due primarily to declines in rates paid on deposits.

Provision for Loan Losses

The provision for loan losses is discussed in detail with the allowance for loan losses in the “Financial Condition” section of the Analysis.

Noninterest Income

Noninterest income declined $137 thousand (or 4.7%) during the first nine months of 2011 compared to 2010. Excluding losses on sales of investment securities, noninterest income decreased $262 thousand (or 8.5%). A summary of the changes in noninterest income by category follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Pct. Chg.	2011	2010	Pct. Chg.
Noninterest income:
Service charges on deposit accounts	$209	$217	-3.7%	$620	$642	-3.5%
Return check and stop payment fees	417	487	-14.4%	1,142	1,408	-18.9%
Insurance commissions	16	22	-26.6%	52	74	-29.3%
Gain/ (loss) on sale of securities	—	—	—	(18)	(143)	-87.3%
Mortgage origination fees	20	10	100.6%	26	46	-43.5%
Bank card and credit card fees	155	136	14.4%	470	409	15.1%
Earnings on bank-owned life insurance	59	60	-1.5%	176	178	-1.5%
Other noninterest income	104	97	7.3%	316	307	3.2%

Total noninterest income	$980	$1,029	-4.7%	$2,784	$2,921	-4.7%

Noninterest income (annualized) as a percentage of average assets	0.93%	0.95%		0.87%	0.91%

For the first nine months of 2011, return check and stop payment fee income declined $266 thousand (or 18.9%) compared to 2010. Lower volume of overdraft fees, as well as regulatory changes impacting the collection of these fees, were the main factors in the year-to-date decline. These regulatory changes, which stem largely from amendments to Federal Reserve Regulation E, became effective July 2010; as a result of the Regulation E amendment, this income category will continue to decline in 2011 when compared to prior periods.

Fee income for credit life insurance sales decreased $22 thousand (or 29.3%) in the first nine months of 2011 compared to 2010 due to a decline in new consumer loan volume in 2011.

As discussed in the “Financial Condition” section of this Analysis, the Company recognized a net loss of $18 thousand on the sale of one corporate bond in the first quarter of 2011, a $125 thousand (or 87.3%) decrease compared to losses recognized on investment activities during the same period in 2010.

Fee income on mortgage originations declined $20 thousand (or 43.5%) in the first nine months of 2011 compared to the same period in 2010 due to a decline in volume of mortgage loan originations. In 2010, the Company either eliminated or reassigned its mortgage origination personnel due to insufficient activity to support the department.

For the first nine months of 2011, fees earned on bank card and credit card activity increased $61 thousand (or 15.1%) due to an increase in volume of card transactions and a change in vendors that allowed the Company to earn more per card transaction than in prior years. However, due to recent regulatory restrictions on card transaction fees enacted by the Dodd-Frank Act, the Company expects to see a decline in card fee income going forward.

Noninterest Expense

Noninterest expense decreased $1.78 million (or 15.2%) in the first nine months of 2011 compared to the same period in 2010. Excluding other operational losses, other than temporary impairment losses on securities, gains, losses and write-downs on other real estate owned, and gains and losses on other assets, noninterest expense decreased $422 thousand (or 4.3%) from $9.77 million in the first nine months of 2010 compared to $9.35 million for the same period in 2011 as management has focused its efforts on cost savings initiatives and operational efficiencies. A summary of the changes in noninterest expense by category follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	Pct. Chg.	2011	2010	Pct. Chg.
Noninterest expenses:
Salaries and wages	$1,338	$1,362	-1.7%	$3,925	$4,157	-5.6%
Employee benefits	389	385	1.0%	1,164	1,208	-3.6%
Net occupancy expense of premises	285	301	-5.2%	860	891	-3.5%
Furniture and equipment expense	358	365	-1.9%	1,048	1,129	-7.2%
FDIC insurance expense	134	109	23.4%	492	550	-10.6%
Legal and accounting fees	153	132	15.8%	428	401	6.7%
Taxes and insurance	56	55	3.0%	187	172	8.5%
Director and committee fees	27	27	3.4%	82	80	2.9%
Advertising, marketing and supplies	80	92	-13.4%	259	290	-10.6%
Postage and courier	65	67	-2.4%	200	208	-3.5%
Service charges and fees	136	139	-2.5%	413	405	1.9%
Foreclosure and repossession expenses	77	55	39.5%	185	184	0.5%
Other operational losses	40	51	-21.9%	150	205	-27.0%
Other than temporary impairment loss on debt securities	—	—	—	—	45	-100.0%
(Gain)/ loss on sale of other real estate owned	1	5	-92.7%	(22)	3	-730.5%
Write-downs on other real estate owned	257	821	-68.8%	500	1,731	-71.1%
(Gain)/ loss on other assets	1	14	-95.9%	3	8	-54.2%
Other noninterest expense	37	29	25.3%	105	95	10.9%

Total noninterest expense	$3,434	$4,009	-14.4%	$9,979	$11,762	-15.2%

Noninterest expense as a percentage of average assets (annualized)	3.26%	3.68%		3.12%	3.65%

Combined, salaries and employee benefits declined $276 thousand (or 5.1%) during the first nine months of 2011 compared to 2010. The decrease is due in part to a 4.0% decrease in the employee workforce from 150 at September 30, 2010 to 144 at September 30, 2011. The Company has also been diligent in managing salaries and employee benefits costs.

Combined, net occupancy, furniture and equipment expenses declined $112 thousand (or 5.5%) during the first nine months of 2011 compared to 2010. The Company realized costs savings related to a data line communications upgrade and a decline in depreciation/amortization expense on fully-depreciated/amortized equipment and software. In July 2011, the Company replaced its AS/400 equipment and software, while its other fully-depreciated assets remain in good working condition and have not been replaced as management curtailed spending on high dollar capital expenditures.

Expense for FDIC insurance decreased $58 thousand (or 10.6%) during the first nine months of 2011 compared to 2010. The decrease is due to a one-time accounting adjustment to the amortization of the Company’s prepaid FDIC insurance assessment made in 2011. The change in amortization was made to mirror the changes made by the FDIC to the assessment base from total deposits to total assets.

As discussed in the “Financial Condition” section of this Analysis, the Company recognized an other than temporary impairment loss of $45 thousand on a corporate bond in the first nine months of 2010. The Company sold the residual balance of the bond in 2011.

Write-downs on other real estate owned decreased $1.23 million (or 71.1%) in the first nine months of 2011 compared to 2010. These write-downs correlate with receipt of updated appraisals of foreclosed property held for sale. Management expects further write-downs to occur in the fourth quarter of 2011 as updated appraisals are obtained. As further discussed in the “Financial Condition” section of this Analysis, real estate values in coastal Georgia and northeast Florida remain depressed. Management anticipates that losses and other costs associated with foreclosed real estate will remain elevated unless the Company’s coastal real estate markets stabilize and demand for properties improves.

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

During 2010, the Company sustained a significant operating loss due predominantly to provisions and other charges on nonperforming assets. The positive evidence supporting future earnings as a source of utilizing the deferred tax assets was insufficient to overcome the negative evidence due to the sheer size of the loss to be absorbed. As a result, the Company recorded a $4.78 million valuation allowance against the balance of its net deferred tax assets at December 31, 2010.

Until the Company returns to a period of sustained profitability, the Company will not record income tax expense or benefits or deferred tax assets or liabilities. Once the Company returns to sustained profitability, management expects to be able to reverse the valuation allowance against its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Management believes the Company has the funding capacity, from operating activities or otherwise, to meet its financial commitments over the next 12 months. Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Liquidity is vital to any financial institution and its importance cannot be overstated, particularly during periods of economic crisis. Overall liquidity position is determined by the types of assets, and their duration, on the balance sheet; encumbrances; borrowing capacity from customer deposits or other sources; and retained earnings. In short, assets, predominantly loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. During the last few years, in an effort to improve its on-balance sheet liquidity, the Company has increased its most liquid assets, namely cash and cash equivalents. Cash and cash equivalents, which variously comprise cash and due from banks, interest-bearing deposits in other banks and federal funds sold, increased $17.3 million (or 21.4%) at September 30, 2011 compared to the end of 2010. Cash and cash equivalents represented 24.0% of total assets at September 30, 2011 versus 18.9% at December 31, 2010.

Cash flows from the loan and securities portfolios represent important components of the Company’s overall liquidity position. At September 30, 2011, loans (excluding nonaccrual loans) and investment securities with carrying values of approximately $86.6 million were scheduled to mature in one year or less. Of course, loans are subject to refinancing prior to maturity or renewal at maturity, certain securities are subject to early calls or prepayments prior to maturity, and securities may be pledged to secure public funds and other borrowing arrangements. These characteristics may have an impact on the actual cash flows from the loan and securities portfolios. At September 30, 2011, approximately $49.3 million (or 74.7%) of the Company’s securities portfolio was pledged. However, when adjusted for overpledging due to cyclical variations in public funds and contingency pledging to the Federal Reserve Bank discount window, approximately $19.4 million of the securities pledged was unencumbered at September 30, 2011. The entities to which the excess collateral is pledged have no legal claim on such collateral unless amounts are owed under other obligations.

The Company has long benefited from a relatively large, stable deposit base. Customer-based core deposits (total deposits less time deposits with balances of $250,000 or more), traditionally the Company’s largest and most cost-effective source of funding, comprised 94.6% of total deposits at September 30, 2011. The Company does not currently accept brokered deposits or other out-of-market deposits. Alternative sources of funding have traditionally encompassed U.S. Treasury demand notes, Federal Reserve discount window borrowings, federal funds purchased, and FHLB advances. At September 30, 2011, these alternative sources of funding totaled $6.05 million, or 1.5% of total assets.

The Company has also historically generated net cash flows from operations. For the nine months ended September 30, 2011, net cash provided by operating activities amounted to $4.3 million compared to $4.1 million for the same period in 2010. The consolidated statements of cash flows within this Form 10-Q provide a summary of cash flows provided by or used in operating, investing, and financing activities.

In the third quarter of 2009, the FDIC announced a plan to restore its Deposit Insurance Fund balances depleted as a result of recent bank failures. The restoration plan required all FDIC-insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead estimated for the three future years and paid prior to December 31, 2009. The Company paid the required assessment on December 29, 2009 and concurrently recorded a prepaid asset within other assets on the consolidated balance sheets. This prepaid asset totaled $674 thousand at September 30, 2011. Any differences between the prepaid and actual amounts due each quarter will be funded using existing available liquidity.

Deposits

The distribution of total deposits at September 30, 2011 and certain comparable quarter-end dates is summarized in the following table.

	September 30, 2011		December 31, 2010		September 30, 2010
Deposits	Balances	Percent of Total	Balances	Percent of Total	Balances	Percent of Total
(Dollars in thousands)
Noninterest-bearing demand	$64,071	17.9%	$55,377	14.8%	$57,092	15.7%

Interest-bearing demand[1]	107,319	30.0%	127,631	34.0%	112,206	30.9%
Savings	59,593	16.7%	54,033	14.4%	54,897	15.1%
Time < $100,000	65,646	18.4%	68,538	18.3%	70,164	19.3%
Time $100,000 to $250,000	41,647	11.6%	44,268	11.8%	42,269	11.6%
Time > $250,000	19,338	5.4%	25,348	6.7%	26,857	7.4%

Total interest-bearing deposits	293,543	82.1%	319,818	85.2%	306,393	84.3%

Total deposits	$357,614	100.0%	$375,195	100.0%	$363,485	100.0%

[1]	Includes NOW and money market accounts.

Total deposits decreased approximately $17.6 million (4.7%) since the end of 2010. During the period, noninterest-bearing deposits increased approximately $8.7 million (or 15.7%) while interest-bearing deposits decreased approximately $26.3 million (or 8.2%). Within interest-bearing deposits, time certificate balances decreased approximately $11.5 million (or 8.3%) and NOW, money market, and savings balances decreased approximately $14.8 million (or 8.1%). As previously noted, the decline in total deposits is due primarily to a $23.2 million (or 33.5%) decrease in public funds on deposit at the Bank. No single factor precipitated the 4.7% increase in noninterest-bearing deposits since year-end as these balances tend to be somewhat cyclical. However, noninterest-bearing deposits will continue to be protected by unlimited FDIC deposit insurance until December 31, 2012 under provisions of the Dodd-Frank Act, and that insurance protection may have been a factor in the increase in these balances.

Approximately 81.0% of total deposits at September 30, 2011 were based in the Company’s 13 Georgia branches and the remaining 19.0% were from the three Florida branches. Deposits with one local governmental entity amounted to approximately $15.1 million (or 4.2%) and $24.4 million (or 6.5%) of the Company’s total deposits at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, public funds deposits represented approximately 12.9% of total deposits compared to 18.4% of total deposits at December 31, 2010. Although the Bank made progress in reducing its funding concentration with large public fund accounts, management expects public funds to increase slightly during the fourth quarter of 2011 as local municipalities collect annual property tax assessments.

As shown in the following table, approximately 93.6% of time deposits at September 30, 2011 were scheduled to mature within the next twelve months.

Maturities of Time Deposits	Balances
September 30, 2011	< $100,000	$100,000 to $250,000	> $250,000	Total
(Dollars in thousands)

Months to maturity:
3 or less	$15,095	$10,163	$10,634	$35,892
Over 3 through 12	44,401	29,538	8,704	82,643
Over 12 through 36	5,046	1,346	—	6,392
Over 36	1,104	600	—	1,704

Total	$65,646	$41,647	$19,338	$126,631

FHLB Advances

Advances outstanding with the FHLB totaled $5.0 million at September 30, 2011, unchanged from December 31, 2010. The advances outstanding included a $2.5 million fixed rate advance due July 30, 2012 with an effective rate of 2.35% and another $2.5 million fixed rate advance due July 29, 2013 with an effective rate of 2.89%. At September 30, 2011, the two advances were collateralized by cash balances held at the FHLB. Additional funding is not currently available from the FHLB.

Other Commitments

The Company had no material plans or commitments for capital expenditures as of September 30, 2011.

Capital Adequacy

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. These regulations define capital as either Tier 1 (primarily realized shareholders’ equity) or Tier 2 (for the Company, a portion of the allowance for loan losses). The Company and the Bank are subject to a minimum Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 4%, total capital ratio (Tier 1 plus Tier 2 to risk-weighted assets) of 8%, and Tier 1 leverage ratio (Tier 1 to average quarterly assets) of 4%. To be considered a “well-capitalized” institution, the Tier 1 capital, total capital, and Tier 1 leverage ratios must equal or exceed 6%, 10%, and 5%, respectively. Banks and bank holding companies are prohibited from including unrealized gains and losses on debt securities in the calculation of risk-based capital but are permitted to include up to 45 percent of net unrealized pre-tax holding gains on equity securities in Tier 2 capital. The Company did not have any unrealized gains on equity securities includible in the risk-based capital calculations for any of the periods presented. At September 30, 2011, the Company’s Tier 1, total capital, and Tier 1 leverage ratios totaled 16.79%, 18.07%, and 10.13%, respectively. On a stand-alone basis, at September 30, 2011, the Bank’s same capital ratios totaled 16.34%, 17.61%, and 9.85%, respectively. The Company is committed to maintaining its well-capitalized status and stress tests its capital position on a regular basis to gauge its ability to withstand deterioration in asset quality and operating performance.

The consolidated regulatory capital ratios for the most recent periods are presented in the following table.

Capital Ratios	September 30, 2011	December 31, 2010	September 30, 2010
(Dollars in thousands)

Tier 1 capital:
Total shareholders’ equity	$43,146	$44,806	$52,158
Accumulated other comprehensive (income) loss	(762)	(269)	(862)

Total Tier 1 capital	42,384	44,537	51,296

Tier 2 capital:
Portion of allowance for loan losses	3,222	3,585	3,634

Total risk-based capital	$45,606	$48,122	$54,930

Risk-weighted assets	$252,389	$280,441	$285,355

Risk-based ratios:
Tier 1 capital[1]	16.79%	15.88%	17.98%

Total risk-based capital	18.07%	17.16%	19.25%

Tier 1 leverage ratio	10.13%	10.29%	11.87%

Shareholders’ equity to assets	10.55%	10.48%	12.32%

[1]	The Company’s tier 1 common equity ratio is the same as its tier 1 capital ratio.

To preserve capital, no dividends were declared or paid in the first nine months of 2011, a $0.13 per share decline from the same period in 2010. The Company has suspended future dividend payments and treasury stock purchases until operating performance improves and credit losses abate. Regulatory approval will be required prior to payment of future dividends or treasury stock purchases.

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

Recent Accounting Pronouncements

A summary of recent pronouncements and the related impact on the Company’s consolidated financial statements, if any, are discussed in Note 2. In management’s opinion, there are no recent accounting pronouncements that have had or will have had a material impact on our earnings or financial position as of or for the quarter ended September 30, 2011.

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

The Company uses simulation modeling to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios over a twelve-month period. Based on the latest analysis, the Company is slightly asset sensitive, meaning earnings are expected to increase as interest rates rise and decrease if interest rates fall. The simulation model estimates changes in net interest income based on various gradual and shocked/instantaneous rate change scenarios, as shown in the table below.

	Effect on Net Interest Income
	Over Next 12 Months		Over Next 24 Months
Market Rate Change	Gradual	Immediate Shock	Gradual	Immediate Shock
+400 basis points	8.10%	17.08%	8.24%	12.08%
+300 basis points	5.07%	9.03%	3.95%	5.32%
+200 basis points	2.59%	3.22%	0.97%	0.77%
+100 basis points	0.91%	0.56%	-0.59%	-1.14%
-100 basis points	0.36%	0.10%	0.85%	0.16%
-200 basis points	0.08%	-3.24%	-0.66%	-2.94%

The level of the Company’s asset sensitivity has decreased compared to the prior year due largely to the increase in cash and cash equivalent balances and the level of above-market interest rate floors placed on adjustable rate loans.

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

Part II - Other Information

Item 1.	Legal Proceedings.

The nature of the business of the Company and the Bank ordinarily results in a certain amount of litigation. Accordingly, we are party to a limited number of lawsuits incidental to our respective businesses. In our opinion, the ultimate disposition of these matters will not have a material adverse impact on our consolidated financial position or results of operations.

Item 1A.	Risk Factors.

There were no material changes to the Company’s risk factors during the first nine months of 2011.

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

Date: November 14, 2011