Form 10-K
period 2011-12-31
SOUTHEASTERN BANKING CORP
filed 2012-03-30
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates on June 30, 2011 was approximately $12,421,000 (based on a per share price of $6.05 on over-the-counter trades executed by broker-dealers). For purposes of this calculation, the Registrant has assumed that its directors, principal shareholders and executive officers are affiliates.

As of March 1, 2012, the Registrant had 3,129,388 shares of common stock, par value $1.25 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, economic conditions, real estate markets and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management. In this Report, the terms the “Company”, the “Bank”, “we”, “us”, or “our” refer to Southeastern Banking Corporation and its wholly-owned subsidiaries, Southeastern Bank and SBC Financial Services, Inc. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values; (2) the general decline in the real estate and lending market, particularly the market areas of Coastal Georgia and North Florida, may continue to negatively affect our financial results; (3) our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen; (4) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitive pressures among depository and other financial institutions may increase significantly; (7) changes in the interest rate environment may reduce margins or the volumes or values of the loans we make; (8) competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can; (9) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (10) adverse changes may occur in the bond and equity markets; (11) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and (12) the risk factors discussed from time to time in the Company’s Periodic Reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, this Annual Report on Form 10-K (the “Report”). We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Notice. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of this report. Any forward-looking statement speaks only as of the date that the statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which we made the statement or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

General

Southeastern Banking Corporation (the “Company”) is a bank holding company headquartered in Darien, McIntosh County, Georgia. The Company was organized and incorporated in 1980 under the laws of the State of Georgia as the holding company for its then sole subsidiary bank, The Citizens Bank, Folkston, Georgia, which later changed its name to Southeastern Bank (the “Bank”). In 1983, the Company acquired The Darien Bank, Darien, Georgia, one of the oldest banks in the state, with a banking charter dating back to 1888. From 1983 to 1988, the Company acquired three other Georgia financial institutions and subsequently merged those institutions into the Bank. In 1990, the Bank merged with and into The Darien Bank, with the Darien Bank being the surviving bank in the merger operating under its 1888 charter. Immediately upon the merger, The Darien Bank changed its name to Southeastern Bank.

Currently, the Bank operates 13 branches located in eight counties in southeast Georgia and three branches located in one county in northeast Florida. Additional information on each of the markets that we serve is provided below under the caption “Markets and Competition.”

Unless the context indicates otherwise, all references in this report to the “Company,” “we,” “us” and “our” refer to Southeastern Banking Corporation and its wholly owned subsidiaries, Southeastern Bank and SBC Financial Services, Inc., except that in the discussion of its capital stock and related matters, these terms refer solely to Southeastern Banking Corporation and not to its subsidiaries. All references to the “Bank” refer to Southeastern Bank only.

The Bank

The Bank offers traditional banking products and services to commercial and individual customers in our markets. Our product line includes, among other things, loans to small- and medium-sized businesses, residential and commercial construction and development loans, commercial real estate loans, farmland and agricultural production loans, residential mortgage loans, home equity loans, consumer loans, and a variety of commercial and consumer demand, savings and time deposit products. We also offer internet banking, on-line cash management, electronic bill payment services, safe deposit box rentals, telephone banking, credit and debit card services, remote depository products and the availability of a network of automated teller machines (“ATMs”) to our customers. In addition, through an agreement with a third-party broker-dealer and investment advisory firm, we are able to offer securities brokerage and investment advisory services to our customers.

Markets and Competition

The financial services industry is highly competitive. In our markets, we face competitive pressures from both larger regional banks and smaller community banks and thrifts in attracting and retaining commercial and consumer accounts. The competitive environment is amplified in some of our smaller markets as there are more financial service providers competing for fewer customers. The principal factors in competing for such accounts include interest rates, fee structures, the range of products and services offered, convenience of office and ATM locations, and flexible office hours. Other competition for such accounts comes from credit unions, internet banks, retail brokerage firms, mortgage companies, insurance companies and consumer finance offices. These nonbank financial providers are not subject to the same regulatory restrictions as banks and bank holding companies. Therefore, they can often operate at a competitive advantage with greater flexibility, lower cost structures and higher leverage. Other investment alternatives such as stocks and mutual funds made readily accessible by the internet have also had an effect on our ability to grow deposits in our markets.

Our experience and strong community relationships in our markets allow us to deliver a higher level of customer service to the small- and medium-sized commercial businesses and to individual consumers. Being smaller and less bureaucratic than our regional and national competitors allows us to provide a more timely response and greater flexibility in serving the needs of our customers. At the same time, we have invested in systems and support to provide a product line that we believe gives us a competitive edge over many of the smaller financial institutions in our markets.

A brief description of each of our markets follows.

Georgia

The Bank has branches in thirteen communities in eight counties in southeast Georgia. Overall, we have the third largest market share1 with 8.70% of the total deposits in the Bank’s eight-county Georgia market.

McIntosh County is located on the Georgia coast along Interstate 95. Darien is the county seat of McIntosh County and is 62 miles south of Savannah, 17 miles north of Brunswick and 79 miles north of Jacksonville, Florida. McIntosh County is part of the Brunswick Metropolitan Statistical Area (“MSA”). We have 16 employees, two branches (Darien and Eulonia), and an ATM serving our customers in this county. The Company’s administrative and operational facilities and 40 additional employees are also located in Darien. Founded in 1793, McIntosh County is one of the oldest counties in Georgia. The county is rich in historical sites and nature preserves. McIntosh County contains Harris Neck National Wildlife Refuge, Blackbeard Island National Wildlife Refuge and Wilderness Area, Fort King George State Historic Site, Wolf Island National Wildlife Refuge and Wilderness, Sapelo Island State Reserve and Sapelo Island National Estuarine Sanctuary.

Brantley County is southwest of McIntosh County. Brantley County is part of the Brunswick MSA. The Bank has a branch in Nahunta (the county seat) and in Hoboken. Nahunta is 40 miles southwest of Darien and Hoboken is 9 miles west of Nahunta along U.S. Highway 82. We have 16 employees, two branches and an ATM serving our customers in this county. The Okefenokee National Wildlife Refuge, an approximate 700 acre freshwater and black water wilderness swamp, occupies parts of the County’s southern and western borders.

Bryan County is north of McIntosh County. Bryan County is part of the Savannah MSA. The Bank has one branch in Richmond Hill. Richmond Hill is 43 miles north of Darien along Interstate 95 and 22 miles west of Savannah along Interstate 16. We have five employees, one branch and an ATM serving our customers in this county. Fort Stewart, a large U.S. Army training facility, runs through Bryan County.

Camden County is south of McIntosh County. Camden County is part of the St. Marys MSA. The Bank has branches in Woodbine (the county seat), Kingsland and St. Marys. Woodbine is 37 miles south of Darien, Kingsland is 47 miles south of Darien and St. Marys is 52 miles south of Darien. We have 13 employees, three branches and three ATMs serving our customers in this county. Camden County is home to Kings Bay Naval Nuclear Submarine Base and the Cumberland Island National Seashore.

Charlton County is southwest of McIntosh County. The Bank has a branch in Folkston (the county seat). Folkston is 59 miles southwest of Darien and 20 miles west of Kingsland. We have eight employees, a branch and an ATM serving our customers in this county. The Okefenokee National Wildlife Refuge occupies approximately one-third of the county.

Coffee County is west of McIntosh County. Coffee County is part of the Douglas MSA. The Bank has branches in Douglas (the county seat) and Nicholls. Douglas is 96 miles west of Darien and Nicholls is 83 miles west of Darien. We have ten employees, two branches and two ATMs serving our customers in this county.

Glynn County is south of McIntosh County. Glynn County is part of the Brunswick MSA. The Bank has a branch in Brunswick, the county seat. Brunswick is 17 miles south of Darien along Interstate 95. We have nine employees, one branch and an ATM serving our customers in this county. We also have ten administrative and executive employees located in the Brunswick branch facility. With its marshlands and barrier islands, this area referred to as the “Golden Isles” is a major tourist and recreational center. Glynn County is home to the Federal Law Enforcement Training Center, an interagency law enforcement training organization for 90 federal agencies and various other state, local and international law enforcement agencies, and the Georgia Port Authority’s Port of Brunswick, one of the largest deepwater port operations in the U.S. South Atlantic.

Jeff Davis County is west of McIntosh County. The Bank has a branch in Hazlehurst, the county seat. Hazlehurst is 88 miles west of Darien and 31 miles northeast of Douglas. We have five employees, a branch and an ATM serving our customers in this county.

[1]	Based on the FDIC Summary of Deposits report as of June 30, 2011.

Florida

The Bank has three branches in one county in the northeast corner of Florida. We have the fifth largest market share2 with 7.55% of the total deposits in the Bank’s Florida market.

Nassau County is south of McIntosh County. Nassau County is part of the Jacksonville MSA. The Bank has branches in Callahan, Hilliard and Yulee (the county seat). Yulee is 58 miles south of Darien and 24 miles north of Jacksonville along Interstate 95. Hilliard is 69 miles southwest of Darien and 10 miles south of Folkston. Callahan is 70 miles south of Darien and 15 miles west of Yulee. We have 16 employees, three branches and three ATMs serving our customers in this county.

Market Demographics

The Bank operates mainly in rural, slower growth markets. It also has a growing presence in some more heavily-populated coastal markets. The following table provides the most current summary demographic data3 on each of our markets.

Market/ County	2010 Population	2000-10 % Change Population	Persons per Square Mile	2009 Private Nonfarm Employment	2000-09 % Change Employment	2010 Median Household Income	2010 % Persons Below Poverty Level

Georgia
McIntosh	14,333	32.1	33.8	1,435	-29.2	$39,075	16.6
Brantley	18,411	25.9	41.6	1,297	-11.3	$37,343	21.4
Bryan	30,233	29.1	69.3	5,710	81.2	$63,244	11.0
Camden	50,513	15.7	82.4	8,658	7.3	$49,230	15.3
Charlton	12,171	18.4	15.7	1,716	7.2	$40,850	19.8
Coffee	42,356	13.2	73.7	12,779	-24.3	$35,202	21.3
Glynn	79,626	17.8	189.7	31,508	3.1	$50,337	15.2
Jeff Davis	15,068	18.8	45.6	3,444	-25.2	$32,928	24.0
GA Statewide	9,687,653	18.3	168.4	3,410,505	-2.1	$49,347	15.7

Florida
Nassau	73,314	27.1	113.0	14,525	13.9	$58,712	9.3
FL Statewide	18,801,310	17.6	350.6	6,861,612	10.4	$47,661	13.8

Market Presence

The following table provides basic summary information on the Bank’s presence in each of our markets.

Market/ County	Metropolitan Statistical Area	Number of Branches	Number of ATMs	Number of Employees		Total Loans[4]	Total Deposits[4]	Market Share (%)[2]	Market Share Rank[2]

Georgia
McIntosh	Brunswick	2	1	56	[5]	$57,320	$62,510	72.01	1
Brantley	Brunswick	2	1	16		16,911	57,127	70.80	1
Bryan	Savannah	1	1	5		21,940	6,481	1.78	5
Camden	St. Marys	3	3	13		27,349	60,804	19.74	2
Charlton	n/a	1	1	8		2,888	56,023	55.28	1
Coffee	Douglas	2	2	10		9,178	20,474	3.22	9
Glynn	Brunswick	1	1	19	[5]	42,276	17,950	1.16	15
Jeff Davis	n/a	1	1	5		3,214	20,749	17.04	3

Total in GA		13	11	132		$181,076	$302,118	0.17	54

Florida
Nassau	Jacksonville	3	3	16		$21,187	$67,754	7.55	5

Total in FL		3	3	16		$21,187	$67,754	0.02	269

Company Total		16	14	148		$202,263	$369,872

[2]	Based on the FDIC Summary of Deposits report as of June 30, 2011.
[3]	Source: U.S. Census Bureau, www.census.gov.
[4]	Dollar amounts are presented in thousands as of December 31, 2011.
[5]	Includes administrative and operational support employees: 40 in McIntosh County and 10 in Glynn County.

Employees

As of December 31, 2011, we had a total of 142 full-time and six part-time employees. We offer a competitive compensation and benefits package to our employees, and we consider our relationship with our employees to be good.

Availability of Information

More information on the Company is available through a link on our internet website at www.southeasternbank.com. We are not incorporating by reference into this Report the information contained on our website and, therefore, the content of our website is not a part of this Report. Copies of this Report and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, including exhibits, are available free of charge on our website under the “About” tab as soon as reasonably practicable after they have been filed or furnished electronically to the SEC. Copies of these filings may also be obtained free of charge on the SEC’s website at www.sec.gov.

Supervision and Regulation

Both federal and state laws extensively regulate bank holding companies and banks. These laws (and the regulations promulgated thereunder) are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation (the “FDIC”). The following information describes particular laws and regulatory provisions relating to bank holding companies and banks. This discussion is qualified in its entirety by reference to the particular laws and regulatory provisions. A change in any of these laws or regulations may have a material effect on our business and the business of the Bank.

General

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Georgia Department of Banking and Finance (the “Georgia Department”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and the Financial Institutions Code of Georgia, respectively. The Company is subject to regulation, supervision, and examination by the Federal Reserve and the Georgia Department. The Federal Reserve may also make examinations of each of the Company’s subsidiaries.

The Bank is a Georgia-chartered commercial bank. The Bank is a member of the FDIC, and as such, our deposits are insured by the FDIC to the maximum extent provided by law. The Bank is subject to regulation, supervision, and examination by the FDIC and the Georgia Department. These regulatory agencies regularly examine our operations and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation. Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The enacted provisions of the Dodd-Frank Act has already made an impact on our business operations through increased compliance and operating costs, increased deposit insurance and decreased fee income. It is difficult to predict at this time what specific impact the yet-to-be written implementing rules and regulations of the Dodd-Frank Act will have on community banks. A summary of a few of the provisions of the Dodd-Frank Act follow.

Payment of Interest on Business Checking Accounts. Effective one year from the date of enactment, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act requires publicly-traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions. Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days. The notice must include a plan to address the significant supervisory matter. The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Limits on Derivatives. Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions. For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Debit Card Interchange Fees. Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer. On June 29, 2011, the Federal Reserve set the interchange rate cap at $0.24 per transaction. While the restrictions on interchange fees do not apply to banks that, together with their affiliates, have assets of less than $10 billion, the rule could affect the competitiveness of debit cards issued by smaller banks.

Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Acquisitions

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (iii) it may merge or consolidate with any other bank holding company.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, and as further amended by the Dodd-Frank Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, the Company, and any other bank holding company located in Georgia, is able to acquire a bank located in any other state, and a bank holding company located outside of Georgia can acquire any Georgia-based bank, in either case subject to certain deposit percentage concentration limits and other restrictions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition.

Activities

The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act (the “GLB Act”), discussed below, have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

Gramm-Leach-Bliley Act

The GLB Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company is permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The GLB Act specifies certain activities that are deemed to be financial in nature, including underwriting and selling insurance, providing financial and investment advisory services, underwriting, dealing in, or making a market in securities, limited merchant banking activities, and any activity currently permitted for bank holding companies under Section 4(c)(8) of the BHC Act.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company.

The GLB Act designates the Federal Reserve as the overall umbrella supervisor of financial holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator. As a result, to the extent that we engage in non-banking activities permitted under the GLB Act, we will be subject to the regulatory authority of the SEC or state insurance authority, as applicable. We have not made an election to become a financial holding company.

Payment of Dividends

The Company is a legal entity separate and distinct from its subsidiaries. Its principal source of cash flow is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends from the Bank to the Company, as well as by the Company to its shareholders. Due to the elevated level of nonperforming assets and operating losses, the Company and the Bank must obtain prior written consent from our regulators prior to the payment of a dividend.

The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

In addition, the Federal Reserve, through guidance reissued in February 2009, has supervisory policies and guidance that:

•

may restrict the ability of a bank or financial services holding company from paying dividends on any class of capital stock or any other Tier 1 capital instrument if the holding company is not deemed to have a strong capital position,

•	states that a holding company should reduce or eliminate dividends when

•	the holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	the holding company’s prospective rate of earnings retention is not consistent with the holding company’s capital needs and overall current and prospective financial condition; or

•	the holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

•

requires that a holding company must inform the Federal Reserve in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Declaring or paying a dividend in either circumstance could raise supervisory concerns.

In the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. During 2009, we paid a total of $0.30 per share in cash dividends to our shareholders. Early in 2010, we paid a total of $0.13 per share in cash dividends to our shareholders. Later in 2010, we suspended our dividends until our operating performance improved and credit losses abated. We did not pay a dividend during 2011. We do not intend to pay a dividend in 2012 due to regulatory restrictions and continued pressure on earnings and capital.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the federal banking agencies. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The minimum guideline for the ratio of Tier 1 Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 4.0%. At December 31, 2011, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 17.63% and 16.37%, respectively.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our consolidated Leverage Ratio at December 31, 2011 was 9.70%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies. Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action”.

The federal bank agencies continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC require regulators to consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. The regulatory agencies have proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

The Basel Committee on Banking Supervision has issued proposed reforms to international bank capital and liquidity regulation. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated that they expect to propose regulations implementing Basel III, with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III. In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or liquid assets could adversely impact our net income and return on equity.

Support of Subsidiary Institutions

Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide such support. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by a bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (“well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines those actions are necessary.

At December 31, 2011, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action.

FDIC Insurance Assessments

The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s capital category (discussed above) and the institution’s supervisory rating. The levels of rates are subject to periodic adjustment by the FDIC. Additionally, the FDIC may impose special assessments from time to time.

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

There are three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.

The current schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions

Initial Base Assessment Rate	5 to 9	14	23	35	5 to 35

Unsecured Debt Adjustment (added)	(4.5) to 0	(5) to 0	(5) to 0	(5) to 0	(5) to 0

Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10	0 to 10

Total Base Assessment Rate	2.5 to 9	9 to 24	18 to 33	30 to 45	2.5 to 45

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards

The Federal Deposit Insurance Act, as amended by the FDICIA and the Riegle Community Development and Regulatory Improvement Act of 1994, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. The federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to FDICIA, as amended. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation and fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA. See “Prompt Corrective Action”. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. The federal regulatory agencies also proposed guidelines for asset quality and earnings standards.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”) the Bank, as an FDIC insured institution, has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA requires the appropriate federal regulator, in connection with its examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as applications for a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the federal banking regulator. The Bank received satisfactory ratings in its most recent CRA examination.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on: the amount of a bank’s loans or extensions of credit to affiliates; a bank’s investment in affiliates; assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve; the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10.0% of a bank’s capital and surplus and, as to all affiliates combined, to 20.0% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid an investment in low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

Effect of Governmental Monetary Policies

The earnings of the Bank are affected by domestic and foreign conditions, particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

Monitoring and Reporting Suspicious Activity

Under the Bank Secrecy Act, Internal Revenue Service (“IRS”) rules and other regulations, we are required to monitor and report unusual or suspicious account activity as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•

to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are also required to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, under the USA PATRIOT Act, the Secretary of the Treasury has adopted rules addressing a number of related issues, including increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to violate the privacy provisions of the GLB Act that are discussed above. Finally, under the regulations of the Office of Foreign Asset Control (“OFAC”), we are required to monitor and block transactions with certain “specially designated nationals” who OFAC has determined pose a risk to U.S. national security.

Consumer Laws and Regulations

We are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the following list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair and Accurate Credit Transactions Act, the Real Estate Settlement Procedures Act and the Fair Housing Act, among others. These laws and regulations, among other things, prohibit discrimination on the basis of race, gender or other designated characteristics and mandate various disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. These and other laws also limit finance charges or other fees or charges earned in our activities. We must comply with the applicable provisions of these consumer protection laws and regulations as part of our ongoing customer relations.

Technology Risk Management and Consumer Privacy

State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputational and compliance. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

Under Section 501 of the GLB Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

Under the GLB Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank’s information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

Regulatory Reform and Legislation

The U.S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices, elevated levels of foreclosures and high unemployment have created strains on financial institutions, including government-sponsored entities and investment banks. As a result, many financial institutions sought and continue to seek additional capital, merged or continue to seek mergers with other institutions and, in some cases, failed.

In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury (“the Treasury”) was authorized to purchase equity stakes in U.S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the Treasury made $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury received warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and were restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury. The Company did not participate in the TARP Capital Purchase Program.

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. Included among current proposals are discussions around restructuring the regulatory framework in which we and the Bank operate. Further, under the EESA, Congress has the ability to impose “after-the-fact” terms and conditions on participants in the TARP Capital Purchase Program. On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA (the “Financial Stability Plan”) which was intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors. On February 18, 2009, President Obama signed the America Recovery and Reinvestment Act (“ARRA”), a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions. Additional regulations adopted as part of the EESA, the Financial Stability Plan, the ARRA, or other legislation may subject us to additional regulatory requirements. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 1A.	RISK FACTORS

Our business is subject to certain risks, including those described below. The risks below do not describe all risks applicable to our business and are intended only as a summary of certain material factors that affect our operations in our industry and markets. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. More detailed information concerning these and other risks is contained in other sections of this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our business faces unpredictable economic conditions, which have had and could continue to have an adverse effect on us.

General economic conditions impact the banking industry. The credit quality of our loan portfolio necessarily reflects, among other things, the general economic conditions in the areas in which we conduct our business. Our continued financial success depends somewhat on factors beyond our control, including:

•	general economic conditions, including national and local real estate markets;

•	the supply of and demand for deposits and other investable funds;

•	demand for loans and access to credit;

•	interest rates; and

•	federal, state and local laws affecting these matters.

Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our financial condition, results of operations and liquidity, and would also likely adversely affect the market price of our common stock.

In our business, we must effectively manage our credit risk.

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral. We may experience significant loan losses, which could have a material adverse effect on our operating results and financial condition. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of our loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of our loan portfolio through our internal loan review process and other relevant factors.

We maintain an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense that represents management’s best estimate of probable losses inherent in our loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to the allowance could materially decrease our net income.

In addition, federal and state regulators periodically review the adequacy of our allowance for loan losses and may require us to increase our provision for loan losses or recognize further charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or charge-offs as required by these regulatory agencies could have a material negative effect on our operating results, financial condition and liquidity.

Our business is concentrated in southeast Georgia and northeast Florida and a downturn in the local economy may adversely affect our business.

The business of the Bank is concentrated in southeast Georgia and northeast Florida. Most of our customers and revenue are derived from this area. The economy of this region is focused on real estate development, tourism and recreation, shipping and transportation, military, agriculture (including timber), governmental, commercial and industrial, medical, and education. Because we generally do not derive revenue or customers from other parts of the region or nation, our business and operations are dependent on economic conditions in our markets. Any significant decline in one or more segments of the local economy could adversely affect our business, revenue, operations and properties.

If the communities in which we operate do not recover and grow as anticipated or if prevailing economic conditions locally or nationally do not improve, our business may continue to be negatively impacted. The current economic downturn, increase in unemployment, and other events that have negatively affected household and corporate incomes both nationally and locally have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest or principal on their loans. Furthermore, if the economy improves in the future, we may not benefit from any market growth or favorable economic conditions in our market areas if they do occur.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which could depress our net income and growth.

If we continue to see negative economic conditions in the United States as a whole or in the portions of Georgia and Florida that we serve, we could continue to experience a high rate of delinquencies and loan charge-offs, which would continue to reduce our net income and adversely affect our financial condition.

The value of real estate collateral may fluctuate significantly resulting in an under-collateralized loan portfolio.

The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. We are in the fourth year of a local real estate market depression where we have seen dramatic declines in real estate valuations. At December 31, 2011, approximately 85.6% of our loan portfolio includes real estate secured loans. If the value of the real estate serving as collateral for our loan portfolio were to continue to decline materially, a significant part of our loan portfolio could become under-collateralized. As we have experienced in recent years, if the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. These factors have had a material adverse effect on our provision for loan losses and our operating results and financial condition.

Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could continue to reduce our earnings and adversely affect our financial condition.

We will realize future losses if the proceeds we receive upon liquidation of nonperforming assets, particularly foreclosed real estate, are less than their carrying values.

Foreclosed real estate is carried on our books at fair value (typically based on appraisals) less estimated selling costs. Deteriorating market conditions could result in additional losses. Over the last two years, we have written-down foreclosed real estate by $4,274,026. Unless real estate markets stabilize and nonperforming levels moderate, the Company expects additional write-downs to be necessary in 2012.

Difficult market conditions and economic trends have adversely affected our industry and our business and may continue to do so.

As a result of the negative developments in the financial industry, new federal and state laws and regulations regarding lending, funding practices, liquidity standards, and other financial practices have been enacted; the Dodd-Frank Act, which is further discussed in this Report under the section “Supervision and Regulation”, is a case in point. Additionally, bank regulatory agencies have been, and are expected to continue being, aggressive in responding to concerns and trends identified in examinations. Difficult market conditions and the impact of new legislation in response to these developments could restrict our business operations, including our ability to originate loans, and increase our cost of compliance, divert our resources, and adversely affect our profitability.

Since August 2008, 132 banks and thrifts failed in Georgia and Florida, including numerous institutions with a presence in our markets. The closure of these institutions and the subsequent liquidation of their assets in our markets at depressed values by the FDIC and the acquiring institutions have had a negative impact on our business and on our customers in real estate-related businesses. It could take several years for the market to absorb the real estate inventories held by the FDIC and other financial institutions in our markets.

We are subject to extensive legislation and regulation that could limit or restrict our activities and adversely affect our earnings and financial condition.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Many of these regulations are further discussed in this Report under the section “Supervision and Regulation”. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits. Many of these regulations are intended to protect depositors, the public and the FDIC rather than shareholders. The laws and regulations applicable to the banking industry are changing rapidly to reflect the government’s concerns about the economy and the banking system, and these changes may adversely affect our business and profitability. Changes to statutes, regulations or regulatory policies, and the interpretation and implementation of new statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products.

Further, the legislation and regulations recently enacted in an effort to either stabilize or reform the financial and capital markets may have unintended harmful consequences on the U.S. financial system and our business. The overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain and they may not have the intended results. Should these or other legislative or regulatory initiatives have unintended effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In addition, we may need to modify our strategies and business operations in response to these changes. We may also incur increased capital requirements and constraints or additional costs to satisfy new regulatory requirements. Given the volatile nature of the current regulatory environment and the uncertainties underlying efforts to mitigate or reverse disruptions, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

We may need to raise additional capital in the future, but that capital may not be available when we need it or may be dilutive.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At some point, particularly if our asset quality or earnings were to continue to deteriorate significantly, we may need to raise additional capital to support our operations and any future growth, to protect against any further deterioration in our loan portfolio, or to meet our other commitments and business needs.

Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Volatility and disruption in the capital and credit markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Such market conditions may disrupt our ability to raise additional capital when needed.

If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject the Bank to a formal regulatory enforcement action. In addition, the issuance of additional shares of our common stock will dilute the ownership interest of our common shareholders.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and overall liquidity.

Although we have seldom used them, we have historically had access to a number of alternative sources of liquidity such as advances from the Federal Home Loan Bank of Atlanta (the “FHLB”), secured and unsecured lines of credit from other banks and the Federal Reserve’s discount window. Given the recent volatility in the credit and liquidity markets and a deterioration in our financial condition resulting from an increase in nonperforming assets and a decrease in earnings, we may not be able to obtain liquidity on terms that are favorable to us, or at all. In addition, financial institutions are unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, as discussed above, there may not be a viable market for raising equity capital. If our access to these sources of liquidity is diminished, or if it is only available on unfavorable terms, then our net income, net interest margin and overall liquidity could be adversely affected.

Our net interest income could be negatively affected by the continued low level of short-term interest rates, a sudden rising interest rate environment, recent developments in the credit and real estate markets and competition in our primary market area.

As a community bank, our earnings significantly depend on our net interest income, which is the difference between the income that we earn on interest-earning assets, such as loans and investment securities, and the expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and net income.

Through monetary policy, the Federal Reserve has held short-term interest rates at historic lows since 2008. A significant portion of our loans, including residential construction and development loans and other commercial loans, bears interest at variable rates. The interest rates on a significant part of these loans decreased when the Federal Reserve reduced interest rates. In response, we instituted interest rate floors on most of our variable rate loans that are now considered “above” market rates. In addition, many of our customers have taken advantage of the low interest rate environment to borrow at fixed rates for terms up to five years. Accordingly, an increase in interest rates may not result in an increase in our interest income. Also, as interest rates rise, our interest expense for deposits and other borrowings will likely also rise. In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans, which are a major component of our loan portfolio. Furthermore, increases in interest rates will add to the borrowing costs of our loan customers, which may adversely affect their ability to repay their loans.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets has limited our ability to borrow additional funds and could result in our lenders requiring additional collateral from us under our borrowing agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, to maintain our liquidity. If those sales are made at prices lower than the recorded amounts of the investments and loans, we will incur losses.

A decline in loans outstanding, increases in nonperforming loans and the continued low interest rate environment reduced our net interest income during the three years ended December 31, 2011 and could cause additional pressure on net interest income in future periods. This reduction in net interest income may also be exacerbated by the high level of competition that we face in our markets. Any significant reduction in our net interest income could negatively affect our business and could have a material adverse impact on our capital, financial condition and results of operations.

We face strong competition from other financial services providers.

We operate in highly competitive markets for the products and services we offer. The competition among financial services providers to attract and retain customers is strong. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area. We compete with commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate in our market areas and elsewhere. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Many of our competitors have greater financial resources, fewer regulatory constraints and some have lower cost structures. While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market. As a result of these various sources of competition, we could lose business to competitors or be forced to price products and services on less advantageous terms to keep or attract customers, either of which could adversely affect our profitability.

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

We maintain an investment portfolio of securities available-for-sale, which includes various types of debt instruments and maturities. Instruments carried at fair value are exposed to market risks related to changes in interest rates, market liquidity, and default risks. Changes in the market values of these instruments could have a material adverse impact on our financial condition. Additionally, accounting regulations may require us to record other-than-temporary impairment losses. We may classify additional financial assets or liabilities at fair value in the future.

Diminished access to historical and alternative sources of liquidity could adversely affect our operating results, net interest margin, and our overall liquidity.

Deposits are our primary source of liquidity. In the current environment, customer confidence is a critical element in growing and retaining deposits, and heightened sensitivity to our asset quality could affect the stability of our deposit base. If our asset quality continues to deteriorate, our ability to grow and retain deposits could be curtailed, increasing our costs of funds and negatively impacting our overall liquidity and financial condition. We have historically had access to alternative sources of liquidity, including unsecured lines of credit from correspondent banks. Due to nonperforming assets and other trends, certain of these sources, including correspondent lines, are currently not available. The reduction in these alternative sources of liquidity has increased our reliance on deposits.

Recapture of our deferred tax asset balance (i.e. reversal of the valuation allowance) is subject to considerable judgment.

At December 31, 2011, we recorded a $7,464,854 valuation allowance for deferred tax assets. The establishment of the valuation allowance has significantly and adversely affected the Company’s operating results and financial conditions, including regulatory capital ratios. We expect to reverse the majority of the valuation allowance for deferred tax assets once we return to a sustained level of profitability. Like other estimates, the reversal of the valuation allowance is subject to considerable judgment, and we cannot affirm with certainty when the deferred tax asset balance will be restored.

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

Our success has been and continues to depend largely on the services of our senior management team, including our senior loan officers and our Board of Directors, many of whom have significant relationships with our customers. Our continued success will depend, to a large extent, on the continued service of these key personnel.

Fluctuations in our expenses and other costs may hurt our financial results.

Our expenses and other costs, such as operating and marketing expenses, directly affect our earnings results. In light of the extremely competitive environment in which we operate, and because the size and scale of many competitors provides them with increased operational efficiencies, we must successfully manage such expenses. As our business develops, changes, or expands, additional expenses can arise. Changes in business strategies, including the possible sale or closure of some of our branches, may be warranted to manage our expenses and improve our results of operations.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC deposit insurance premiums increased substantially for all insured financial institutions in 2009 as the large number of bank failures depleted the Deposit Insurance Fund. In addition, the FDIC required all financial institutions, including the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund. Furthermore, the FDIC also increased the assessment rates by three basis points effective January 1, 2011. If FDIC deposit insurance premiums and assessments continue to increase, it could adversely affect our financial condition.

We must respond to rapid technological and other changes that may be more difficult or expensive than anticipated.

If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate. We may not be successful in introducing new products and services in response to industry trends or development in technology or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract customers, or be subject to cost increases.

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

In deciding whether to extend credit, invest, or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other data. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on independent auditors’ reports.

We do business with other financial institutions that could experience financial difficulty.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Because these financial institutions have many risks, as do we, we could be adversely affected should one of these financial institutions experience significant financial difficulties or fail to comply with our agreements with them. Financial services institutions are interrelated as a result of clearing, counterparty, or other relationships.

We have exposure to industries and counterparties, and we routinely execute transactions with other parties, including broker-dealers, correspondent banks and other commercial banks. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or other institutions. Many of these transactions expose us to credit risk in the event of default of the other party or customer. Resultant losses could materially and adversely affect our results of operations.

Hurricanes and other natural or man-made disasters may adversely affect our loan portfolio and operations and increase the cost of doing business.

Large scale natural or man-made disasters may significantly affect our loan portfolio by damaging properties pledged as collateral and impairing the ability of certain borrowers to repay their loans. Such events may also disrupt our operations and ability to provide financial services to our customers. The impact of such an event may not be fully-protected by our insurance. Furthermore, the nature and level of natural disasters cannot be predicted and may be intensified by global climate change. The ultimate impact of a natural disaster on future financial results is difficult to predict and will be affected by numerous factors, including the extent of damage to our facilities, the extent to which damages are not covered by insurance, the extent to which unemployment and other economic conditions caused by the disaster affect borrowers’ ability to repay their loans, the impact on real estate markets, and the cost of collection, foreclosure moratoriums, loan forbearances, and other accommodations granted to borrowers and other customers.

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

Our accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements and related disclosures. These changes, which can be hard to predict, can materially impact how we record and report our financial condition and results of operations. Because of the uncertainty surrounding our judgments and estimates pertaining to our accounting policies, we cannot guarantee that in the future we will not be required to adjust accounting policies or restate prior period financial statements.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures over financial reporting are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit to the SEC is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported in accordance with the SEC’s rules and regulations. We believe that any disclosure controls and procedures over financial reporting or internal controls and procedures, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.

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

The directors and executive officers of the Company and the Bank, as a group, beneficially owned approximately 29.5% of our outstanding common stock as of December 31, 2011. As a result of their ownership, these directors and executive officers will have the ability, by voting their shares in concert, to significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

The trading volume in our common stock has been low compared with larger bank holding companies, and the sale of substantial amounts of our common stock in the public market could depress the price of our common stock.

The trading volume in our common stock has generally been lower than other similarly sized, public bank holding companies. Furthermore, this trading volume does not compare with bank holding companies with similar market capitalization listed on a major stock exchange. Thus, the market in our common stock is somewhat limited in scope relative to some other companies, and a more active and liquid trading market for our common stock may not develop in the future. As a result, it may be more difficult for our shareholders to sell a large block of shares for the same price at which a smaller number of shares could be sold.

Sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, may cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

If enacted, recently passed legislation called the Jumpstart Our Business Startups Act (or “JOBS Act”) may allow us to terminate the registration of our common stock under the Securities Exchange Act of 1934. The deregistration of our stock would enable us to save significant expenses relating to our public disclosure and reporting requirements under the Exchange Act. However, a deregistration of our stock may further limit the liquidity of our stock.

The price of our common stock may fluctuate significantly, which may make it difficult for shareholders to sell our common stock at times or at prices they may find favorable.

Our stock price has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

•	actual or anticipated variations in earnings;

•	legislation or actions by government regulators;

•	changes in dividends;

•	a new issuance of common stock or other equity securities;

•	deregistration of our common stock with the SEC;

•	operating and stock performance of other companies deemed to be peers;

•	announcement of developments related to our business;

•	new technology or services offered by traditional and non-traditional competitors;

•	news reports of trends, concerns and other issues related to the financial services industry;

•	changes in analysts’ recommendations or projections; and

•	cyclical fluctuations.

Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices. In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.

We suspended payment of dividends in 2010 and currently are not permitted to declare or pay any dividend without the prior written approval of our regulators. As a result, capital appreciation, if any, of our common stock may be the sole opportunity for a return on an investment in our common stock for the foreseeable future.

In 2010, we suspended payment of dividends on our common stock until our operating performance improved and credit losses abated. In addition, we are not permitted to declare or pay any dividend without the prior written approval of our regulators. As a result, we do not intend to declare a dividend on our common shares in 2012. The dividend restriction could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Company Property

The Company’s executive offices are located within the Bank’s main office at 1010 North Way, Darien, McIntosh County, Georgia 31305.

Bank Property

In addition to its main office in Darien, the Bank has fifteen other banking offices in northeast Florida and southeast Georgia as shown in the following table.

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

The Bank owns all of its banking facilities. All properties except Eulonia have been renovated within the last eight years. All of the properties are in a good state of repair and are designed for the purposes for which they are used.

The Bank also owns four parcels of land that are being held for future expansion; three parcels are located in Glynn County, in the St. Simons, Southport, and Sterling areas, and the fourth in Brantley County, near Waynesville.

ITEM 3.	LEGAL PROCEEDINGS

The nature of the business of the Company and the Bank ordinarily results in a certain amount of litigation. Accordingly, we are party to a limited number of lawsuits incidental to our respective businesses. In our opinion, the ultimate disposition of these matters will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Quarter	Sales Price		Dividends Declared	Earnings (Loss) Per Share
Year		High	Low		Basic	Diluted
2011	4th	$5.70	$4.20	$—	$(0.90)	$(0.90)
	3rd	7.00	4.50	—	(0.64)	(0.64)
	2nd	7.00	6.00	—	(0.07)	(0.07)
	1st	7.74	6.99	—	0.01	0.01
2010	4th	$9.00	$7.60	$—	$(2.16)	$(2.16)
	3rd	10.60	6.75	—	(0.85)	(0.85)
	2nd	11.00	10.50	0.065	(0.66)	(0.66)
	1st	11.01	10.00	0.065	(0.37)	(0.37)
2009	4th	$11.75	$8.25	$0.065	$(0.09)	$(0.09)
	3rd	13.00	11.00	0.065	0.09	0.09
	2nd	16.00	11.50	0.085	0.03	0.03
	1st	14.00	11.00	0.085	0.20	0.20

The Company had approximately 400 shareholders of record at December 31, 2011.

In July 2010, the Company’s Board of Directors voted to suspend dividends until the Company’s operating performance improved and credit losses abated. The Company’s ability to pay dividends in the future will be dependent on earnings, capital adequacy, the availability of liquid assets for distribution and regulatory approval. The Company is a legal entity separate from the Bank, and its revenues depend primarily on the payment of dividends from the Bank. Separate regulatory approval will be required before the Bank can itself pay a dividend.

In July 2010, the Company also suspended its treasury stock program. Purchases made for the years ended December 31, 2010 and 2009 prior to the suspension are summarized below.

Year	Quarter	Total # of Shares Purchased	Average Price Paid Per Share	# of Shares Purchased as Part of Publicly Announced Program	Maximum $ Value of Shares that May Yet be Purchased under the Program
2010	3rd	—	$—	—	$6,105,539
	2nd	9,143	10.00	9,143	6,105,539
	1st	—	—	—	6,196,969
2009	4th	—	—	—	6,196,969
	3rd	19,800	11.46	19,800	6,196,969
	2nd	—	—	—	6,423,882
	1st	18,000	12.56	18,000	6,423,882

Shares of common stock available for issuance under the Company’s 2006 Stock Option Plan are summarized below.

As of December 31, 2011	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	# of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by shareholders	70,250	$15.23	79,750
Equity compensation plans not approved by shareholders	—	—	—

Total	70,250	$15.23	79,750

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for the Company. This selected financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and the Notes in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report.

As of and for the years ended December 31, (Dollars in thousands except per share data)	2011	2010	2009	2008	2007
Summary of Operations:
Interest income	$15,431	$17,460	$21,120	$24,798	$29,148
Interest expense	3,205	4,647	5,833	8,093	9,905

Net interest income	12,226	12,813	15,287	16,705	19,243
Provision for loan losses	6,185	14,265	5,890	1,348	305
Noninterest income	3,803	3,891	4,450	3,570	5,153
Noninterest expense	14,836	15,276	13,626	14,048	13,708

Income (loss) before income tax expense (benefit)	(4,992)	(12,837)	221	4,879	10,383
Income tax expense (benefit)	—	(192)	(513)	1,329	3,352

Net income (loss)	$(4,992)	$(12,645)	$734	$3,550	$7,031

Net interest income on a taxable-equivalent basis	$12,674	$13,355	$15,887	$17,356	$19,982

Selected Average Balances:
Total assets	$423,130	$431,627	$413,957	$429,152	$410,126
Earning assets	378,328	392,338	380,018	393,756	379,257
Loans, net of unearned income	227,413	256,088	282,946	270,133	268,445
Investment securities	72,956	65,145	89,642	118,486	106,369
Deposits	370,977	367,966	341,863	356,559	343,209
Shareholders’ equity	43,855	54,856	57,146	57,310	54,852
Selected Year-End Balances:
Total assets	$416,610	$427,633	$421,056	$434,987	$436,386
Earning assets	376,513	393,759	369,683	396,795	390,952
Loans, net of unearned income	202,263	245,624	275,726	279,757	269,477
Allowance for loan losses	6,777	9,916	7,170	4,929	4,510
Investment securities	88,002	74,300	74,626	115,480	120,460
Deposits	369,872	375,195	351,771	349,810	362,056
Treasury stock	8,894	8,894	8,803	8,350	8,308
Shareholders’ equity	40,125	44,806	56,559	57,184	56,737
Per Share Ratios:
Basic and diluted earnings (loss)	$(1.60)	$(4.04)	$0.23	$1.12	$2.19
Dividends declared	—	0.13	0.30	0.625	0.67
Book value	12.82	14.32	18.02	18.00	17.85
Market price:
High	7.74	11.00	16.00	23.15	30.00
Low	4.20	6.75	8.25	12.90	24.10
Common Share Data:
Outstanding at end of year	3,129,388	3,129,388	3,138,531	3,176,331	3,178,331
Basic and diluted weighted average outstanding	3,129,388	3,131,642	3,155,757	3,177,101	3,204,024

As of and for the years ended December 31,	2011	2010	2009	2008	2007
Financial Ratios and Other Data:
Profitability:
Return on average assets	-1.18%	-2.93%	0.18%	0.83%	1.71%
Return on average equity	-11.38%	-23.05%	1.28%	6.19%	12.82%
Net interest margin	3.35%	3.40%	4.18%	4.41%	5.27%
Liquidity:
Net loans to total deposits	54.68%	65.47%	78.38%	79.97%	74.43%
Average loans to average earning assets	60.11%	65.27%	74.46%	68.60%	70.78%
Noninterest-bearing deposits to total deposits	17.20%	14.76%	15.73%	15.90%	17.80%
Asset Quality:
Net charge-offs to average loans	4.10%	4.50%	1.29%	0.34%	0.01%
Nonperforming assets to total assets	12.70%	12.24%	7.08%	2.36%	0.42%
Allowance for loan losses to net loans	3.35%	4.04%	2.60%	1.76%	1.67%
Allowance to nonperforming loans	16.60%	24.00%	32.78%	67.85%	299.07%
Capital Adequacy:
Tier 1 capital ratio	16.37%	15.88%	17.90%	17.40%	17.93%
Total capital ratio	17.63%	17.16%	19.17%	18.66%	19.18%
Tier 1 leverage ratio	9.70%	10.29%	14.00%	13.61%	13.60%
Dividend payout ratio	N/A	N/A	129.11%	55.94%	30.45%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related Notes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere. Historical results of operations and the percentage relationships among any amounts included, and any trends which may appear to be inferred, should not be taken as being necessarily indicative of trends in operations or results of operations for any future periods.

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business which are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Notice Regarding Forward-Looking Statements” at the beginning of this Report.

Overview

Southeastern Banking Corporation is a bank holding company headquartered in Darien, McIntosh County, Georgia. Southeastern Bank, our wholly-owned commercial bank subsidiary chartered in 1888, offers a full line of commercial and retail banking services to meet the financial needs of our customer base through 16 branch locations and a network of ATMs across southeast Georgia and northeast Florida. For additional information on our markets, see the “Markets and Competition” section in Part I of this Report. As a bank, we operate in a highly regulated and competitive environment. For a summary of the regulations that have a material impact our business, see the “Supervision and Regulation” section in Part I of this Report. Our primary objective is to increase the return on our shareholders’ investment over the long-term by accepting deposits and borrowing additional funds as needed at low costs and investing those funds in a safe and sound manner in loans and investments at a higher yield. Competition, regulation, credit risk, and interest rate risk are the primary factors that we must manage in order to be successful.

Like many financial institutions across the United States, our operations have been severely affected by the economic recession and financial crisis that began in 2007. The recession has had a detrimental impact on the labor, capital and real estate markets. Dramatic declines in the housing market, specifically in our coastal markets, negatively affected the credit performance of our residential construction and development loans and the value of the underlying collateral on those loans. The economic recession has also lowered commercial real estate values in all of our markets and substantially reduced general business activity and investment. We are entering the fifth year of what may possibly be a seven- to ten-year local real estate market depression. Combined, the deterioration in the residential and the commercial real estate markets has materially increased our level of nonperforming assets and charge-offs of problem loans. These market conditions and the tightening of credit led to increased delinquencies in our loan portfolio, added pressure on our capital, a lower net interest margin and net losses in 2010 and 2011.

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

From September 2007 to December 2008, the Federal Open Market Committee of the Federal Reserve (“FOMC”) reduced the federal funds rate 10 times, in various increments, from 5.25% to 0.25%. The FOMC has held the federal funds rate at 0.25% since December 2008. Being in an asset-sensitive interest rate position on our statements of condition (our earning assets reprice more frequently than our rate-sensitive liabilities), we generally benefit during periods of rising interest rates and our earnings decrease during periods of declining interest rates. We discuss our interest rate risk in further detail in Item 7A of this Report. Below, we have summarized the impact that changes in interest rates and changes in the volume and composition of the assets and liabilities on our statements of condition have had on our earnings over the past three years.

Average Balances, Interest and Yields

The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates realized for each of the last three years. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status. Other interest-earning assets include interest-bearing deposits in other banks, federal funds sold and FHLB stock. Interest-bearing demand deposits includes NOW and money market accounts.

	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
For the Years Ended December 31, (Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$227,413	$13,159	5.79%	$256,088	$14,449	5.64%	$282,946	$16,935	5.99%
Taxable securities	60,674	1,705	2.81%	47,825	2,256	4.72%	67,053	3,267	4.87%
Nontaxable securities	12,282	795	6.48%	17,320	1,126	6.50%	22,589	1,494	6.61%
Other interest-earning assets	77,959	220	0.28%	71,105	171	0.24%	7,430	25	0.34%

Total interest-earning assets	378,328	15,879	4.20%	392,338	18,002	4.59%	380,018	21,721	5.72%

Noninterest-earning assets:
Cash	15,643			10,500			14,247
Allowance for loan losses	(8,543)			(7,647)			(6,130)
Unrealized gains (losses) on securities available-for-sale	739			434			(1,976)
Other assets	36,963			36,002			27,798

Total assets	$423,130			$431,627			$413,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits	$123,026	$593	0.48%	$117,827	$822	0.70%	$94,315	$720	0.76%
Savings deposits	57,715	268	0.46%	54,991	384	0.70%	59,030	426	0.72%
Time deposits	129,734	2,213	1.71%	137,640	3,248	2.36%	132,135	4,286	3.24%
FHLB advances	5,000	131	2.62%	6,027	193	3.20%	10,329	389	3.77%
Other short-term borrowings	604	—	0.00%	632	—	0.00%	1,887	13	0.69%

Total interest-bearing liabilities	316,079	3,205	1.01%	317,117	4,647	1.47%	297,696	5,834	1.96%

Noninterest-bearing liabilities and shareholders’ equity:
Demand deposits	60,503			57,508			56,383
Other liabilities	2,693			2,146			2,732
Shareholders’ equity	43,855			54,856			57,146

Total liabilities and shareholders’ equity	$423,130			$431,627			$413,957

Interest rate spread			3.19%			3.12%			3.76%

Net interest income		$12,674			$13,355			$15,887

Net interest margin			3.35%			3.40%			4.18%

During 2011, we had an average investment in loans on nonaccrual status of $28.95 million. If these impaired loans had remained current and on accrual status during 2011, we would have recorded an additional $2.05 million of interest income compared to $1.75 million of lost interest income on an average investment of $38.57 million of nonaccrual loans during 2010.

Rate / Volume Analysis

The following table shows a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)	Changes Due To		Increase (Decrease)	Changes Due To
For the Years Ended December 31,		Rate	Volume		Rate	Volume
(Dollars in thousands)
Increase (decrease) in income from interest-earning assets:
Loans	$(1,290)	$328	$(1,618)	$(2,486)	$(878)	$(1,608)
Taxable securities	(551)	(1,157)	606	(1,011)	(74)	(937)
Nontaxable securities	(331)	(3)	(328)	(368)	(20)	(348)
Other interest-earning assets	49	33	16	146	(68)	214

Total interest income	(2,123)	(799)	(1,324)	(3,719)	(1,040)	(2,679)

Increase (decrease) in expense from interest-bearing liabilities:
Interest-bearing demand deposits	(229)	(265)	36	102	(77)	179
Savings deposits	(116)	(135)	19	(42)	(13)	(29)
Time deposits	(1,035)	(848)	(187)	(1,038)	(1,217)	179
FHLB advances	(62)	(29)	(33)	(196)	(34)	(162)
Other short-term borrowings	—	—	—	(13)	(4)	(9)

Total interest expense	(1,442)	(1,277)	(165)	(1,187)	(1,345)	158

Net interest income	$(681)	$478	$(1,159)	$(2,532)	$305	$(2,837)

Investment Portfolio

The composition of our investment portfolio as of the indicated dates is presented below. Changes in the mix of our investment portfolio will vary over time in response to changes in market conditions, pledging requirements and liquidity needs of the Bank. During 2011, we reduced our exposure to direct obligations of U.S. Government-sponsored enterprises such as the Federal National Mortgage Association (“FNMA” or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and increased our exposure to agency residential mortgage-backed securities. For regulatory capital purposes, shifting into agency mortgage-backed securities from direct agency obligations had no impact on our risk-weighted assets. We also increased our interest in investment pools issued by the U.S. Small Business Administration (“SBA”) included in the U.S. Government and agency securities category in an effort to diversify our portfolio and reduce our risk-weighted assets.

	2011		2010		2009
(As of December 31, Dollars in thousands)	Fair Value	% of Total	Fair Value	% of Total	Fair Value	% of Total
U.S. Government and agency securities	$13,574	15.4%	$4,739	6.4%	$4,404	5.9%
U.S. Government-sponsored enterprise securities	6,637	7.6%	33,668	45.3%	19,932	26.7%
Agency residential mortgage-backed securities	41,985	47.7%	10,965	14.8%	17,566	23.5%
Obligations of states and political subdivisions	17,012	19.3%	16,821	22.6%	22,647	30.4%
Corporate debt obligations	8,794	10.0%	8,107	10.9%	10,077	13.5%

Total investment securities	$88,002	100.0%	$74,300	100.0%	$74,626	100.0%

Total investments as a percentage of total assets	21.1%		17.4%		17.7%

At December 31, 2011, the overall estimated fair market value of our investment portfolio was approximately $810,000 (or 1%) greater than our amortized cost; however, market values may fluctuate significantly as interest rates change.

The following table shows the maturities of non-equity investment securities at December 31, 2011 and the weighted-average yields (on a fully taxable basis assuming a 34% tax rate) on such securities. The maturities presented for mortgage-backed securities are based on the average lives of those bonds at the then projected prepayment speeds. Actual maturities usually differ from contractual maturities because certain security issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Due within One Year		Due from One to Five Years		Due from Five to Ten Years		Due after Ten Years		Total Portfolio
As of December 31, 2011	Fair Value	Wtd. Avg. Yield	Fair Value	Wtd. Avg. Yield	Fair Value	Wtd. Avg. Yield	Fair Value	Wtd. Avg. Yield	Fair Value	Wtd. Avg. Yield
(Dollars in thousands)
U.S. Government and agency securities	$—	—	$3,867	4.09%	$4,039	2.65%	$5,668	1.10%	$13,574	2.39%
U.S. Government-sponsored enterprise securities	281	8.03%	4,279	2.20%	—	—	2,077	5.05%	6,637	3.32%
Agency residential mortgage-backed securities	44	5.79%	39,687	2.04%	1,445	2.60%	809	2.59%	41,985	2.07%
Obligations of states and political subdivisions	2,799	5.44%	6,559	5.06%	4,549	4.99%	3,105	5.34%	17,012	5.16%
Corporate debt obligations	—	—	2,553	4.17%	—	—	6,241	7.11%	8,794	6.31%

Totals	$3,124	5.68%	$56,945	2.62%	$10,033	3.68%	$17,900	4.54%	$88,002	3.25%

The objectives of our investment portfolio policy stress quality and liquidity. At the time of acquisition, the bonds were either assigned an investment grade credit rating by a nationally-recognized statistical rating organization (“NSRO”) or reviewed for credit and market risk and deemed appropriate for the Company’s portfolio by management. The portfolio is monitored to assure there is no unreasonable concentration of securities in the obligations of a single issuer. We do not carry any “sub-prime” mortgages, structured investment vehicles, or collateralized debt obligations in our portfolio. We also monitor the insurers of our state and political subdivision securities, and the distribution of such securities among the insurers. At December 31, 2011, we had no obligations of state and political subdivisions rated below investment grade by an NSRO, but we had 11 issues of state and political subdivisions with an amortized cost of $3.35 million and a fair market value of $3.45 million that were not rated by an NSRO, of which 93% were issued by state and political subdivisions of Georgia or Florida. At December 31, 2011, we had two corporate debt obligations with an amortized cost of $3.36 million and a fair market value of $2.83 million rated below investment grade by an NSRO and three corporate debt obligations with an amortized cost of $3.46 million and a fair market value of $3.41 million that were not rated by an NSRO.

The corporate bond portfolio included debt issuances of banks and bank holding companies domiciled in the southeastern United States. The $551,000 net unrealized loss on the corporate portfolio is largely reflective of the illiquidity and risk premiums reflected in the market for bank-issued securities due to pervasive capital, asset quality, and other issues which have continued to afflict the banking industry. Although the NSROs have downgraded certain of these securities since our acquisition and uncertainty and volatility continues to surround a few of these issuers, recent profitability and long-term earnings forecasts by industry analysts reflect continued improvement.

At December 31, 2011, approximately 71% of the fair market value of the Company’s investment portfolio, including mortgage-backed securities, is supported by the U.S. Government, a U.S. Government agency or a U.S. Government-sponsored enterprise (“GSE”). On August 5, 2011, Standard & Poor’s rating agency lowered the long-term rating of the U.S. Government, its federal agencies and GSEs from “AAA” to “AA+”. The rating agency maintained the “AAA” rating for short-term (one year or less) obligations of the U.S. Government, its federal agencies and GSEs. Despite this downgrade, management believes the credit quality of the bonds issued by the U.S. Government, its federal agencies and GSEs in the Company’s investment portfolio remains fundamentally sound.

Approximately 44% of the fair market value of the Company’s investment portfolio is invested in mortgage-backed securities issued by GSEs Fannie Mae and Freddie Mac. In addition to the issuers’ guarantee, these obligations are collateralized by the underlying mortgages in each investment pool which serves to further enhance and diversify the credit risk of the investment. The U.S. Treasury continues to reiterate its support for Fannie Mae and Freddie Mac although changes are expected in these entities’ business model going forward.

Management evaluates investment securities for other-than-temporary impairment on an annual basis, and more frequently when conditions warrant. This analysis requires us to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, our intent to sell the security or whether it’s more likely than not that we would be required to sell the security before the anticipated recovery in market value. At December 31, 2011, we reviewed those securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. However, impairment charges could become necessary in the future if the economic crisis facing the banking industry does not fully abate and various issuers’ financial condition weakens.

Loan Portfolio

We make both secured and unsecured loans to individuals, corporations, and other entities with the goals of safety, soundness, profitability and responsiveness to community needs. Our loan portfolio contains no foreign or energy-related loans or significant concentrations in any one industry or loan type, with the exception of loans secured by residential and commercial real estate in our market areas.

Loans, net of unearned income, decreased $43.36 million (or 17.7%) since the end of 2010 to $202.26 million at December 31, 2011. The net loans-to-deposits ratio dropped to 54.7% at December 31, 2011 versus 65.5% at December 31, 2010. The largest decline within the loan portfolio in 2011 was in the construction and development segment. The decline in construction and development loans resulted from multiple factors, including pay-downs, and as further discussed in the next two subsections, significant charge-offs and foreclosures. These loans continued to be predominantly residential in nature and concentrated in our coastal markets. The elevated level of nonperforming assets attributable to these loans is expected to continue into 2012. Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, we expect loan volumes to flatten or decline further in 2012.

Although the Company, comparable to banking institutions of similar size, originates permanent mortgages for residential properties in its markets, it historically has not held or serviced long-term mortgage loans of any volume in its own portfolio. Rather, permanent mortgages are typically originated for a third party. The Company receives mortgage origination fees for its participation in these transactions.

Over the past five years, the composition of the loan portfolio has shifted as we have reduced our concentrations in construction and development lending and focused more on commercial real estate mortgages. The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2011	2010	2009	2008	2007
(Dollars in thousands)
Commercial real estate:
Construction and development	$61,947	$86,972	$111,103	$121,194	$123,095
Owner-occupied	36,389	35,301	36,819	7,219	2,518
Non owner-occupied	27,772	29,524	28,478	51,293	53,290
Residential real estate - mortgage	44,202	48,686	52,165	47,239	39,988
Other commercial, financial, and agricultural	22,446	33,505	33,776	37,980	33,036
Consumer, including credit cards	9,552	11,701	13,488	14,961	17,686

Loans, gross	202,308	245,689	275,829	279,886	269,613
Unearned income	(45)	(65)	(103)	(129)	(136)
Allowance for loan losses	(6,777)	(9,916)	(7,170)	(4,929)	(4,510)

Net loans	$195,486	$235,708	$268,556	$274,828	$264,967

The percentage of loans outstanding at the indicated dates is presented in the following table according to type of loan.

As of December 31,	2011	2010	2009	2008	2007
Commercial real estate:
Construction and development	30.62%	35.40%	40.28%	43.30%	45.66%
Owner-occupied	17.99%	14.37%	13.35%	2.58%	0.93%
Non owner-occupied	13.73%	12.02%	10.32%	18.33%	19.77%
Residential real estate - mortgage	21.85%	19.81%	18.91%	16.88%	14.83%
Other commercial, financial, and agricultural	11.09%	13.64%	12.25%	13.57%	12.25%
Consumer, including credit cards	4.72%	4.76%	4.89%	5.34%	6.56%

Loans, gross	100.00%	100.00%	100.00%	100.00%	100.00%
Unearned income	-0.02%	-0.03%	-0.04%	-0.05%	-0.05%
Allowance for loan losses	-3.35%	-4.04%	-2.60%	-1.76%	-1.67%

Net loans	96.63%	95.93%	97.36%	98.19%	98.28%

Although we seek to diversify the risk within our loan portfolio, a significant portion of our loans are collateralized by real estate in our markets. At December 31, 2011, loans with real estate as the primary collateral comprised approximately 85.6% of the loan portfolio. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios at origination. A geographic concentration in loans exists given the Company’s operations within a regional area of southeast Georgia and northeast Florida. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision.

A schedule of loans maturing, based on contractual terms, is presented in the following table for selected loan types.

	Due within One Year	Due from One to Five Years	Due after Five Years	Total	Maturing after One Year
As of December 31, 2011					with Pre- determined Fixed Rates	with Floating or Adjustable Rates
(Dollars in thousands)
Commercial real estate:
Construction and development	$45,131	$16,512	$304	$61,947	$10,197	$6,619
Owner-occupied	10,556	20,167	5,666	36,389	14,074	11,759
Non owner-occupied	9,998	17,091	683	27,772	5,262	12,512
Residential real estate - mortgage	21,600	16,877	5,725	44,202	12,466	10,136
Other commercial, financial, and agricultural	13,797	7,652	997	22,446	5,587	3,062
Consumer, including credit cards	4,625	4,327	600	9,552	4,289	638

Loans, gross	$105,707	$82,626	$13,975	$202,308	$51,875	$44,726

At December 31, 2011, approximately 74.4% of our loan portfolio will either mature or reprice within the next 12 months. As interest rates fell in 2008, we began implementing interest rate floors on our variable rate commercial loans. As of December 31, 2011, excluding loans on nonaccrual status, we had included interest rate floors on approximately $88.74 million of our variable rate loans with a weighted average floor of 5.70%. In contrast, the remaining approximately $4.57 million variable rate loans without interest rate floors carried a weighted average rate of 5.10%.

On an aggregate basis, commitments to extend credit and standby letters of credit approximated $22.53 million at December 31, 2011, compared to $31.68 million at year-end 2010. The decline in overall commitments is a general reflection of the weaker commercial loan demand in our markets as well as our decision to reduce our exposure to construction and development lending. Because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, restructured loans, other accruing loans past due 90 days or more, foreclosed real estate, and other repossessions, totaled $52.92 million at December 31, 2011. The aggregate balance of nonperforming assets increased $558,000 (or 1.1%) since December 31, 2010. As a percent of total assets, nonperforming assets totaled 12.70% at December 31, 2011 versus 12.24% at December 31, 2010.

Since 2008, the elevated level of nonperforming assets has materially and adversely affected our business, resources, and operating results, and we expect continued adverse effects until real estate markets, particularly the coastal markets, stabilize and improve. Construction and development loans secured by land tracts and lots remained the primary factor in the nonperforming trends. Summary information about our nonperforming assets is provided in the following table.

As of December 31,	2011	2010	2009	2008	2007
(Dollars in thousands)
Nonaccrual loans:
Commercial real estate:
Construction and development	$23,450	$21,840	$13,410	$3,594	$109
Owner-occupied	313	681	195	—	—
Non owner-occupied	152	697	848	907	—
Residential real estate - mortgage	6,220	4,507	2,312	1,595	350
Other commercial, financial, and agricultural	385	424	440	325	112
Consumer, including credit cards	278	373	459	241	161

Total nonaccrual loans	30,798	28,522	17,664	6,662	732
Troubled debt restructurings not included above	9,778	12,669	3,998	468	—
Accruing loans past due 90 days or more	248	121	211	135	776

Total nonperforming loans	40,824	41,312	21,873	7,265	1,508
Foreclosed real estate	12,063	11,034	7,916	3,005	305
Other repossessed assets	32	15	5	10	30

Total nonperforming assets	$52,919	$52,361	$29,794	$10,280	$1,843

Nonperforming loans to total loans, net of unearned income	20.18%	16.82%	7.93%	2.60%	0.56%

Nonperforming assets to total assets	12.70%	12.24%	7.08%	2.36%	0.42%

Nonaccrual Loans

Nonaccrual loans totaled $30.80 million at December 31, 2011, a $2.28 million (or 7.9%) increase since the end of 2010. During 2011, approximately $20.76 million of loans were placed on nonaccrual status, $9.29 million charged-off, $5.71 million transferred out by foreclosure or repossession, and $3.48 million reduced by payments or other activity. As of December 31, 2011, the unpaid principal balance owed on nonaccrual loans totaled $46.47 million. Thus, as a result of partial charge-offs, the $30.80 million in recorded balances on our books represented 66.3% of the balances owed by our customers.

Loans restructured in troubled debt restructurings that are on nonaccrual status at December 31, 2011 totaled $9.30 million, a 29.1% increase compared to $7.20 million at December 31, 2010.

At December 31, 2011, real estate-secured loans comprised 98.7% of total nonaccrual balances. The collateral underlying nonaccrual balances at December 31, 2011 and 2010 is presented in the following table.

As of December 31,	2011	2010
(Dollars in thousands)
Collateral type:
Real estate:
Land tracts	$6,527	$6,027
Lots within developments	13,363	11,682
Residential dwellings	10,040	8,828
Commercial buildings	476	1,385

Total real estate	30,406	27,922
Equipment	263	442
Other	129	158

Total nonaccrual loans	$30,798	$28,522

Relationships above $250,000 comprised 85.5% or $26.34 million of nonaccrual balances at December 31, 2011. The table below presents nonaccrual loans by relationship tiers.

(Dollars in thousands)	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
As of December 31, 2011
Relationship tier:
≤ $250,000	181	$4,457	14.5%	$25
> $250,000 - ≤ $750,000	3	1,408	4.6%	469
> $750,000	11	24,933	80.9%	2,267

Total nonaccrual loans	195	$30,798	100.0%	158

As of December 31, 2010
Relationship tier:
≤ $250,000	145	$4,244	14.9%	$29
> $250,000 - ≤ $750,000	5	2,223	7.8%	445
> $750,000	9	22,055	77.3%	2,451

Total nonaccrual loans	159	$28,522	100.0%	179

At December 31, 2011, the largest relationship within this group had a $4.35 million book balance. It is anticipated that the majority of the collateral securing the loans in this relationship will be foreclosed on in 2012. Unless pricing and demand in the real estate markets improve, management expects other borrowers, including other borrowers with collateral-dependent loan balances above $250,000, may also stop servicing their loans.

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured. All interest accrued on loans that are placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received or until the loan is returned to accrual status. For the year ended December 31, 2011, the gross interest income that would have been recorded if our nonaccrual loans had been current in accordance with their original terms was approximately $2.05 million. The amount of interest income on the above nonaccrual loans that was included in net income for the year ended December 31, 2011 was approximately $54,000. The allowance for loan losses related to our nonaccrual loans amounted to approximately $1.12 million at December 31, 2011.

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

•

Balances less than $250,000 – Updated external appraisals are obtained at least every two years on more complex properties. For less complex properties, such as single-family residences, internal evaluations may be utilized.

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

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) are loans where concessions were granted by the Company to borrowers experiencing financial difficulties. At December 31, 2011, the Company had $19.08 million in TDRs. Based on performance in accordance with the restructured terms, the Company has elected to accrue interest on $9.78 million in TDRs outstanding at December 31, 2011. Certain TDRs are on nonaccrual status due to a lack of performance or management’s concern regarding future repayment ability or performance. The TDRs that are on nonaccrual status at December 31, 2011 totaled $9.30 million. These TDRs are included with other nonaccrual loans in this Report.

Since the end of 2010, the amount of accruing TDRs outstanding decreased $2.89 million (or 22.8%). The material changes in accruing TDRs during 2011 include: three loan relationships totaling approximately $7.6 million were placed on nonaccrual status; one loan relationship with a balance of $2.3 million was “upgraded” out of TDR status based on performance; and five loan relationships totaling $7.3 million were added to the pool of TDRs.

At December 31, 2011, the specific allowance allocated to the accruing TDR balance approximated $797,000.

Potential Problem Loans

At December 31, 2011, we had $3.19 million in loans past due 30-89 days and still accruing interest, or 1.58% of total loans, representing a slight increase from $3.08 million, or 1.25% at December 31, 2010. Approximately 38.8% of the loans past due 30-89 days at December 31, 2011 were construction and development loans. Another 33.9% of the loans past due 30-89 days at December 31, 2011 were residential real estate loans.

Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans totaled $4.14 million at December 31, 2011, a $382,000 (or 8.5%) decrease since the end of 2010. These loans are predominately to borrowers whose loan repayment was expected to come foremost from sales of underlying real estate collateral. Due to lagging sales and lingering distress in the real estate markets, payment of principal and interest on these loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Although these loans continue to perform and we have no evidence to suggest that the borrowers might cease to perform in the future, their performance has been through other resources and the value of the underlying collateral has diminished. We review all classified loans with total credit exposure of $250,000 or more on a monthly basis and evaluate underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario – liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these classified credits approximated $460,000 at December 31, 2011.

All of these loans are at a higher risk of becoming nonperforming loans in future periods.

Other Real Estate Owned

During 2011, the balance of real estate acquired through foreclosure or in settlement of debts previously contracted (“foreclosed real estate”) increased $1.03 million (or 9.3%) to $12.06 million at December 31, 2011. Of the $12.65 million reported as other real estate owned (or “OREO”) on our books at December 31, 2011, $591,000 is not categorized as “foreclosed real estate”. This property was acquired by the Bank as a real estate venture, and it is under a lease-purchase agreement with a local municipality. Foreclosures, sales, and subsequent devaluations (or “write-downs”) within foreclosed real estate balances totaled $5.50 million, $2.30 million, and $2.17 million, respectively, during 2011. The total life-to-date write-downs taken on our year-end OREO portfolio subsequent to foreclosure amounted to $4.22 million through December 31, 2011, a 25.9% discount to the amounts recorded when the properties were initially taken into OREO.

A schedule of the foreclosed real estate by asset type held at December 31, 2011 and 2010 is presented in the following table.

As of December 31,	2011	2010
(Dollars in thousands)
Land tracts	$6,349	$5,584
Lots within developments	2,490	2,025
Residential dwellings	2,394	2,986
Commercial buildings	830	439

Total foreclosed real estate	$12,063	$11,034

Approximately 83.1% of these holdings were located in Georgia with the balance in Nassau County, Florida.

At December 31, 2011, we owned 13 properties valued in excess of $250,000 per property with an aggregate basis of $8.76 million, representing 72.6% of the total foreclosed real estate portfolio. The table below presents foreclosed real estate by property valuations.

(Dollars in thousands)	Number of Properties	Carrying Values	Percent of Total Value	Average Value within Tier
As of December 31, 2011
Property value:
≤ $250,000	68	$3,303	27.4%	$49
> $250,000 - ≤ $750,000	7	3,128	25.9%	447
> $750,000	6	5,632	46.7%	939

Total foreclosed real estate	81	$12,063	100.0%	149

As of December 31, 2010
Property value:
≤ $250,000	49	$2,940	26.7%	$60
> $250,000 - ≤ $750,000	4	2,365	21.4%	591
> $750,000	5	5,729	51.9%	1,146

Total foreclosed real estate	58	$11,034	100.0%	190

Our foreclosed real estate holdings can be viewed via a link from our website at www.southeasternbank.com or directly at www.liveatthecoast.com.

Although foreclosed properties continue to be marketed aggressively, when estimating their carrying value, we expect to incur carrying costs for at least one year. Any additional devaluation subsequent to foreclosure will be charged to operations. Under state law, all foreclosed property is required to be appraised annually commencing within one year from acquisition by an independent appraiser knowledgeable in the fair market value of such assets, and if the book value of the property does not exceed two percent of the statutory capital base of the Bank (or $766,000 at December 31, 2011), the appraisals may be made by a qualified officer of the Bank. The Company has adopted the following policy for obtaining subsequent reevaluations for foreclosed properties, which is differentiated primarily based on the carrying value of the property.

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

•

Balances of $250,000 and greater – An updated external appraisal will be obtained on at least an annual basis. However, management may elect to utilize an internal evaluation in lieu of an external appraisal in the following situations:

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

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five years.

Years Ended December 31,	2011	2010	2009	2008	2007
(Dollars in thousands)
Allowance for loan losses at beginning of year	$9,916	$7,170	$4,929	$4,510	$4,240
Provision for loan losses	6,185	14,265	5,890	1,348	305
Charge-offs:
Commercial real estate:
Construction and development	6,444	9,511	3,305	388	16
Owner-occupied	170	119	105	—	—
Non owner-occupied	86	—	1	7	—
Residential real estate - mortgage	2,524	1,443	239	211	10
Other commercial, financial, and agricultural	95	406	291	240	33
Consumer, including credit cards	213	211	300	197	208

Total charge-offs	9,532	11,690	4,241	1,043	267

Recoveries:
Commercial real estate:
Construction and development	23	43	446	1	1
Owner-occupied	1	—	1	—	—
Non owner-occupied	—	—	1	—	—
Residential real estate - mortgage	60	16	7	9	45
Other commercial, financial, and agricultural	9	47	61	21	71
Consumer, including credit cards	115	65	76	83	115

Total recoveries	208	171	592	114	232

Net charge-offs	9,324	11,519	3,649	929	35

Allowance for loan losses at end of year	$6,777	$9,916	$7,170	$4,929	$4,510

Net loans outstanding at end of year	$202,263	$245,624	$275,726	$279,757	$269,477

Average net loans outstanding during year	$227,413	$256,088	$282,946	$270,133	$268,445

Ratios:
Allowance to net loans	3.35%	4.04%	2.60%	1.76%	1.67%

Net charge-offs to average loans	4.10%	4.50%	1.29%	0.34%	0.01%

Provision to average loans	2.72%	5.57%	2.08%	0.50%	0.11%

Recoveries to total charge-offs	2.18%	1.46%	13.96%	10.93%	86.89%

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses available to absorb estimated losses inherent in the portfolio. We prepare a comprehensive analysis of the allowance for loan losses on a monthly basis. This analysis is divided into two components: specific allowances for individual loans and general allowances for pools of loans based on similar risk characteristics such as loan type, credit risk grades and delinquency status. Such evaluation considers numerous factors, including, but not limited to, net charge-off trends, internal risk ratings, loss forecasts, collateral values, geographic location, delinquency rates, nonperforming loans, underwriting practices, industry conditions, and economic trends. The Bank’s Board of Directors is responsible for affirming the allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While we use the best information available to make the evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or other environmental factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Impaired loans comprised the following at December 31, 2011 and 2010:

As of December 31,	2011	2010
(Dollars in thousands)
Nonaccrual loans	$30,798	$28,522
Troubled debt restructurings not included above	9,778	12,669
Loans past due 90 days or more and still accruing	248	121
Other accruing loans individually evaluated for impairment	4,138	4,520

Total impaired loans	$44,962	$45,832

Valuation allowance related to total impaired loans	$2,378	$3,580

Valuation allowance as a percentage of impaired loans	5.29%	7.81%

The following table summarizes the carrying value and unpaid principal balance of impaired loans and the allowance for loan losses allocated to those loans by loan type as of December 31, 2011 and 2010.

(Dollars in thousands)	Carrying Value	Unpaid Principal Balance	Related Allowance	% Allowance to Carrying Value
As of December 31, 2011
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$29,138	$41,440	$1,561	5.36%
Owner-occupied	2,175	2,377	251	11.54%
Non owner-occupied	3,386	3,387	120	3.54%
Residential real estate - mortgage	7,557	10,456	338	4.47%
Other commercial, financial, and agricultural	2,421	2,535	90	3.72%
Consumer, including credit cards	285	406	18	6.32%

Total impaired loans	$44,962	$60,601	$2,378	5.29%

Carrying value as a percentage of the unpaid principal balance of impaired loans	74.2%

As of December 31, 2010
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$30,017	$39,674	$2,459	8.19%
Owner-occupied	1,338	1,483	36	2.69%
Non owner-occupied	3,749	3,869	117	3.12%
Residential real estate - mortgage	7,545	8,559	881	11.68%
Other commercial, financial, and agricultural	2,751	2,883	81	2.94%
Consumer, including credit cards	432	812	6	1.39%

Total impaired loans	$45,832	$57,280	$3,580	7.81%

Carrying value as a percentage of the unpaid principal balance of impaired loans	80.0%

The aggregate amount of impaired loans decreased $870,000 (or 1.9%) since the end of 2010. Due primarily to partial charge-offs taken in 2011, the allowance allocated to these loans decreased $1.20 million from 7.81% at December 31, 2010 to 5.29% of impaired loans at the end of 2011. At December 31, 2011, our recorded investment in impaired loans represented 74.2% of the unpaid principal balance on those loans. Effectively, we have already recognized a $15.64 million (or 25.8%) discount through partial charge-offs and/or application of payments received to principal rather than interest and fees on those impaired loans.

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

•

Business assets – These loans include assigned notes, inventory, accounts receivable, furniture, fixtures, etc. Monitoring the condition and existence of this collateral can be difficult. Deteriorating economic conditions increase the risk of cash flow difficulties in the ongoing business, which could impair the likelihood of repayment.

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

On each loan, credit risk ratings are assigned at loan origination and re-evaluated on performing credits at each renewal thereafter. Risk ratings are reviewed for loans past due over 29 days on a monthly basis and updated as necessary. Secured loans that reach 90 days past due are placed on nonaccrual status and downgraded to substandard. In addition, during the normal course of monitoring loan relationships, when we obtain information that reflects deterioration in the repayment capacity of a particular borrower, the risk grading for the loan is reviewed for accuracy and updated at that time.

In addition to our internal reviews of risk rating, as discussed above, we have established an external loan review function, which is currently carried out by an independent loan review firm. On a quarterly basis, the firm reviews a sample of the portfolio to independently evaluate the following: 1) timely and accurate assignment of risk ratings; 2) compliance with our loan policy; and 3) documentation and enforceability of borrower obligations and our interest in collateral. On an annual basis, the external loan review plan includes a minimum of:

•	All loan relationships with balances in excess of $500,000;

•	All loan relationships with balances in excess of $50,000 with a risk rating of substandard or worse.

General reserve factors for each loan segment are established based on an analysis of historical charge-off experience and expected loss-given-default derived from our internal risk rating process. At December 31, 2011, we used a trailing eleven-quarter historical average loss rate for each pool of loans. At December 31, 2010, we used a trailing six-quarter historical average loss rate for each pool of loans. At December 31, 2009, we used a trailing four-quarter historical average loss rate for each pool of loans. The historical period has been gradually expanded to continue to include loss rates incurred early in the cycle. We believe that excluding those losses would not provide an accurate estimate that best reflects the inherent risk in the loan portfolio.

Other adjustments may be made to the historical loss rates for the pools after an assessment of internal and external influences on credit quality that are not fully reflected in the historical loss or risk rating data. The environmental factors considered in developing our loss measurements include:

•	lending policies and procedures, including changes in underwriting standards and collection, charge-off and recovery practices;

•	changes in international, national, regional and local economic and business conditions that affect the collectability of the portfolio;

•	changes in the nature and volume of the loan portfolio;

•	experience, ability, and depth of lending management and other relevant staff;

•	levels of and trends in delinquencies and impaired loans;

•	changes in the quality of our loan review system;

•	value of underlying collateral for collateral-dependent loans;

•	existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	other external factors such as competition and legal and regulatory requirements.

This component requires a high degree of managerial judgment to anticipate the impact that economic trends, legislative or governmental actions, or other unique market and/or portfolio issues will have on credit losses.

Loan Loss Experience

The following table summarizes the historical loss rates and adjustments made for qualitative/ environmental factors used in assessing the general reserves for all loans not individually evaluated for impairment at December 31, 2011 and 2010.

	2011		2010
As of December 31, Loan Segment	Eleven- Quarter Historical Loss Rate	Adjustments for Qualitative/ Environmental Factors	Six- Quarter Historical Loss Rate	Adjustments for Qualitative/ Environmental Factors

Commercial real estate:
Construction and development	7.79%	0.04%	7.96%	0.04%
Owner-occupied	0.30%	0.04%	0.22%	0.04%
Non owner-occupied	0.21%	0.04%	0.22%	0.04%
Residential real estate - mortgage	3.05%	0.04%	2.03%	0.04%
Commercial, financial, and agricultural	0.03 - 1.76%	0.04 - 0.06%	0.22 - 2.85%	0.04 - 0.06%
Consumer, including credit cards	4.62 - 5.42%	0.08%	4.14 - 5.74%	0.08%

Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecision in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed and revised as conditions indicate.

Deterioration in the real estate portfolio, particularly land acquisition and development loans, has been the overriding factor in the provisions made to the allowance for loan losses since 2008. We expect additional losses to occur in 2012 in our portfolio of loans for land acquisition and development as many of those loans migrate into OREO and/or updated appraisals are obtained on the underlying collateral. Additional provisions for loan losses in 2012 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality continues to deteriorate from current levels or if we aggressively liquidate the collateral on our impaired loans under the current adverse market conditions. Net charge-offs represented 4.10% of average loans in 2011, a 40 basis point improvement from 4.50% in 2010.

A loan is charged-off our books at any point in time when it is not considered a bankable asset within the parameters of policy. Our charge-off policy is differentiated between unsecured and secured loans. The general parameters of the charge-off policy are as follows:

•	An unsecured loan is charged-off when it is 90 days past due.

•	A partially-secured loan is written-down to the fair value of the collateral when the loan reaches 90 days past due.

•	A fully-secured loan is not written-down when the loan reaches 90 days past due.

The following are situations in which we might elect to record a specific reserve against an impaired loan rather than charge-off a portion of the loan:

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

•	There is outside financial repayment capacity in the form of either recurring cash flow or liquidity of the borrowers or guarantors.

•	We are in the process of re-evaluating the fair value of the collateral. A write-down decision would be premature in such instances.

•	We are in the process of negotiating or employing an alternative repayment plan.

If none of the above conditions are true, the loan will be written-down to the fair value of the collateral.

The following table summarizes the amount of impaired loans for which we have recorded partial charge-offs and the amount charged-off as of December 31, 2011 and 2010.

	2011			2010
As of December 31,	Recorded Investment	Unpaid Principal Balance	Amount Partially Charged-off	Recorded Investment	Unpaid Principal Balance	Amount Partially Charged-off
(Dollars in thousands)
Impaired loans with a partial charge-off:
Commercial real estate:
Construction and development	$17,373	$29,441	$11,980	$15,122	$24,341	$9,209
Owner-occupied	191	265	50	217	265	44
Non owner-occupied	—	—	—	—	—	—
Residential real estate - mortgage	3,468	6,081	2,552	1,876	2,570	658
Other commercial, financial, and agricultural	—	—	—	12	27	11
Consumer, including credit cards	—	—	—	73	339	265

Total impaired loans	$21,032	$35,787	$14,582	$17,300	$27,542	10,187

Partial charge-offs as a % of unpaid principal balance			40.7%			37.0%

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

The following table illustrates the impact that these partial charge-offs had on our coverage ratio as of December 31, 2011.

As of December 31, 2011	As Reported	Partial Charge-offs	Proforma Adjusted
(Dollars in thousands)
Allowance for loan losses	$6,777	$14,582	$21,359
Nonperforming loans	40,824	14,582	55,406

Coverage ratio	16.6%		38.5%

Allocation of the Allowance for Loan Losses

We have allocated the allowance for loan losses according to the amount deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the following table. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category. The components of the allowance for loan losses for each of the past five years are presented below. Prior to 2010, we combined loans for owner- and non owner-occupied commercial real estate with commercial, financial and agricultural loans in our allowance for loan loss methodology. Therefore, those loan categories have been combined for comparative purposes in this table.

As of December 31,	2011	2010	2009	2008	2007
(Dollars in thousands)
Allocation of allowance for loan losses by loan category:
Construction and development	$4,226	$7,133	$5,300	$2,339	$1,825
Residential real estate - mortgage	1,485	1,748	562	866	686
Commercial, financial, and agricultural	880	716	853	1,109	1,281
Consumer, including credit cards	134	262	455	615	636
Unallocated	52	57	—	—	82

Total allowance for loan losses	$6,777	$9,916	$7,170	$4,929	$4,510

Allowance by category as a percentage of total allowance:
Construction and development	62.3%	71.9%	73.9%	47.4%	40.5%
Residential real estate - mortgage	21.9%	17.6%	7.8%	17.6%	15.2%
Commercial, financial, and agricultural	13.0%	7.2%	11.9%	22.5%	28.4%
Consumer, including credit cards	2.0%	2.7%	6.4%	12.5%	14.1%
Unallocated	0.8%	0.6%	0.0%	0.0%	1.8%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

Loans by category as a percentage of total loans:
Construction and development	30.6%	35.4%	40.3%	43.3%	45.6%
Residential real estate - mortgage	21.9%	19.8%	18.9%	16.9%	14.8%
Commercial, financial, and agricultural	42.8%	40.0%	35.9%	34.5%	33.0%
Consumer, including credit cards	4.7%	4.8%	4.9%	5.3%	6.6%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Deposits

Total deposits decreased $5.32 million (or 1.4%) in 2011. Noninterest-bearing demand deposits increased $8.24 million (or 14.9%), while time deposits decreased $19.62 million (or 14.2%) and interest-bearing demand and savings increased $6.06 million (or 3.3%). We believe the increase in noninterest-bearing demand deposits can be attributed in part to the unlimited deposit insurance provided in these accounts by the FDIC through the end of 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. The decrease in time deposits in 2011 is due primarily to lower rates offered by the Bank relative to other local financial institutions and other investment options for time deposit funds. Also, the low interest rate environment and the temporary FDIC insurance protection are reasons why some of our customers may have transferred funds previously held in time deposits into other interest-bearing and noninterest-bearing deposit accounts at the Bank in 2011. The average rate paid on time deposits decreased 65 basis points from 2.36% in 2010 to 1.71% in 2011. As with most community banks, loan demand and loan volume is the driver for the remainder of our statements of condition. When we have had strong loan demand, we have been more competitive for retail time deposits within our markets and when loan demand is less, we have been less competitive in pricing for retail time deposits in our markets.

The amounts on deposit at the indicated dates are presented in the following table according to type of deposit account:

As of December 31,	2011	2010	2009	2008	2007
(Dollars in thousands)
Noninterest-bearing demand	$63,613	$55,377	$55,320	$55,628	$64,436
Interest-bearing demand	129,875	127,631	111,553	95,160	116,154
Savings	57,854	54,033	53,624	65,166	62,772
Time under $100,000	63,166	68,538	67,614	66,942	66,148
Time $100,000 and over	55,364	69,616	63,660	66,914	52,546

Total deposits	$369,872	$375,195	$351,771	$349,810	$362,056

The percentage of total deposits at the indicated dates is presented in the following table according to type of deposit account.

	00000	00000	00000	00000	00000
As of December 31,	2011	2010	2009	2008	2007
Noninterest-bearing demand	17.2%	14.8%	15.7%	15.9%	17.8%
Interest-bearing demand	35.1%	34.0%	31.7%	27.2%	32.1%
Savings	15.6%	14.4%	15.3%	18.6%	17.3%
Time under $100,000	17.1%	18.3%	19.2%	19.2%	18.3%
Time $100,000 and over	15.0%	18.5%	18.1%	19.1%	14.5%

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The local municipalities and governmental agencies hold public funds on deposit at the Bank. At December 31, 2011 and 2010, these public funds totaled $68.06 million (or 18.3% of total deposits) and $69.19 million (or 18.4% of total deposits), respectively. The deposits of one local municipality totaled $24.57 million and $24.40 million at December 31, 2011 and 2010, respectively. The Company had no brokered, Internet or other out-of-market deposits as of December 31, 2011 or 2010.

The following table summarizes average balances of deposits and related weighted average rates of interest paid for each of the three years presented.

	00000000	00000000	00000000	00000000	00000000	00000000
	2011		2010		2009
Years Ended December 31,	Avg. Balance	Wtd. Avg. Rate	Avg. Balance	Wtd. Avg. Rate	Avg. Balance	Wtd. Avg. Rate
(Dollars in thousands)
Noninterest-bearing demand	$60,503	—	$57,508	—	$56,383	—
Interest-bearing demand	123,026	0.48%	117,827	0.70%	94,315	0.76%
Savings	57,715	0.46%	54,991	0.70%	59,030	0.72%
Time under $100,000	66,640	1.63%	69,663	2.31%	68,188	3.18%
Time $100,000 and over	63,094	1.79%	67,977	2.42%	63,947	3.31%

Total deposits	$370,978	0.83%	$367,966	1.21%	$341,863	1.59%

The Bank’s time deposit customers have typically preferred one-year terms. At December 31, 2011, approximately 92.7% of time deposits mature within one year. The maturities of time deposits as of December 31, 2011 are summarized below.

(Dollars in thousands) Years Ended December 31,	Less Than $100,000	$100,000 & Over	Total
2012	$56,614	$53,300	$109,914
2013	4,208	1,264	5,472
2014	1,161	300	1,461
2015	567	—	567
2016	539	500	1,039
Later	77	—	77

Total time deposits	$63,166	$55,364	$118,530

FHLB Advances

Advances outstanding with the FHLB totaled $5.0 million at December 31, 2011, unchanged from December 31, 2010. The advances outstanding included a $2.5 million fixed rate advance due July 30, 2012 with an effective rate of 2.35% and another $2.5 million fixed rate advance due July 29, 2013 with an effective rate of 2.89%. At December 31, 2011, the two advances were collateralized by cash balances held at the FHLB. Additional funding is not currently available from the FHLB.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Liquidity is vital to any financial institution and its importance cannot be overstated, particularly during periods of economic crisis. Overall liquidity position is determined by the types of assets, and their duration, on the statements of condition; encumbrances; borrowing capacity from customer deposits or other sources; and retained earnings. In short, assets, predominantly loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. The last few years, in an effort to become more liquid, we have increased our holdings in cash and cash equivalents. Cash and cash equivalents, which comprise cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, increased $18.28 million (or 22.6%) in 2011 and $38.24 million (or 89.6%) in 2010. Cash and cash equivalents represented 23.7% of total assets at December 31, 2011 and 18.9% of total assets at December 31, 2010. The cost of the liquidity improvement has resulted in the sacrifice of some earnings potential.

At December 31, 2011, our ratio of short-term investments (defined as the sum of interest-bearing deposits in other banks (excluding $5.0 million pledged to the FHLB), federal funds sold, and investment securities maturing within one year) to total assets was 20.4%. It is our policy to maintain a ratio of short-term investments to total assets of at least 5%. At December 31, 2011, our liquidity position, which is an internally-calculated ratio of short-term funds available to short-term and potentially volatile liabilities, was 39.6% and our net noncore funding dependency ratio, which is the difference between regulatory defined non-core liabilities and short-term investments, divided by long-term assets, was -28.5%. Our liquidity and funding policy provides that we maintain a liquidity position of greater than or equal to 20% and a net noncore funding dependency ratio of less than or equal to 25%.

Cash flows from the loan and securities portfolios represent important components of the Company’s overall liquidity position. At December 31, 2011, approximately $107.99 million in loans and investment securities (at amortized cost) were contractually scheduled to mature in 2012. The actual cash flows from loans and investment securities can vary significantly from contractual maturities. Loans are subject to refinancing, prepayment or even default. Investment securities, especially mortgage-backed securities and SBA securities, have prepayment and call provisions that result in cash flows earlier than the contractual maturities. The scheduled and unscheduled payments from mortgage-backed securities and SBA securities are estimated to provide an additional $12.62 million in cash flows during 2012.

If necessary, we have the ability to sell a portion of our unpledged investment securities to provide additional liquidity. At December 31, 2011, approximately $66.51 million (or 75.5%) of our securities portfolio was pledged to secure public deposits and certain borrowing arrangements. However, when adjusted for over-pledging due to cyclical variations in public deposits and contingency pledging to the Federal Reserve Bank discount window, approximately $9.16 million of the securities pledged was unencumbered at the end of 2011. The entities to which the excess collateral is pledged have no legal claim on such collateral unless amounts are owed under other obligations.

We have long benefited from a relatively large, stable deposit base. Customer-based core deposits, traditionally our largest and most cost-effective source of funding, includes our demand and savings deposits and time deposits with balances of $250,000 or less. Core deposits funded 84.8% of total assets at December 31, 2011, an increase compared to 81.8% at the end of 2010. The variation in core deposits is largely attributable to an increase in noninterest-bearing demand deposits and a decrease in time deposits with balances in excess of $250,000 during 2011.

We currently do not accept brokered deposits or other out-of-market deposits. Alternative sources of funding have traditionally encompassed U.S. Treasury demand notes, Federal Reserve discount window borrowings, federal funds purchased, and FHLB advances. At December 31, 2011, the outstanding balance of these alternative sources of funding totaled $5.00 million, or 1.2% of total assets.

The Company has also historically generated net cash flows from operations. For the year ended December 31, 2011, net cash provided by operating activities amounted to $7.24 million compared to $5.98 million in 2010. The consolidated statements of cash flows within Item 8 of this Report provide a summary of cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2011, 2010 and 2009.

In the third quarter of 2009, the FDIC announced a plan to restore its Deposit Insurance Fund balances depleted as a result of recent bank failures. The restoration plan required all FDIC-insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead estimated for the three future years and paid prior to December 31, 2009. We paid our required assessment on December 29, 2009 and concurrently recorded a prepaid asset within other assets on the consolidated statements of condition. This prepaid asset totaled $545,000 at December 31, 2011. Any differences between the prepaid and actual amounts due each quarter will be funded using existing available liquidity.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2011.

	One Year or Less	One to Three Years	Over Three Years	Total
(Dollars in thousands)
FHLB advances	$2,500	$2,500	$—	$5,000
Maintenance contracts	360	450	—	810
Operating lease obligations	15	23	—	38

Total contractual obligations	$2,875	$2,973	$—	$5,848

Off-Balance Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making these commitments as we do for on-balance sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and credit card commitments is represented by the contractual amount of those instruments. At December 31, 2011, we had outstanding commitments to extend credit through open lines of credit of approximately $19.88 million and outstanding standby letters of credit of approximately $2.65 million.

Commitments of Capital

At December 31, 2011, there were no binding commitments for material capital expenditures.

Stockholders’ Equity

We are required to comply with capital adequacy standards established by our federal and state bank regulatory agencies. At December 31, 2011, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action. See the sections titled “Capital Adequacy” and “Prompt Corrective Action” under the caption “Supervision and Regulation” in Item 1 of this Report for more information on the regulatory capital adequacy standards. The following table summarizes our consolidated regulatory capital ratios at December 31, 2011, 2010 and 2009.

As of December 31,	2011	2010	2009	Minimum Regulatory Requirement
Total capital to risk-weighted assets	17.63%	17.16%	19.17%	8.00%
Tier 1 capital to risk-weighted assets	16.37%	15.88%	17.90%	4.00%
Tier 1 capital to average assets	9.70%	10.29%	14.00%	4.00%

Shareholders’ equity represented 9.63% of total assets at December 31, 2011, a decrease compared to 10.48% at December 31, 2010. Total shareholders’ equity decreased $4.68 million (or 10.4%) since December 31, 2010. This decrease is primarily the result of our net loss of $4.99 million offset by a $266,000 increase in accumulated other comprehensive gains. In 2010, we paid a $0.13 per common share dividend and we purchased 9,143 shares of common stock under our treasury stock program. In July 2010, our Board of Directors voted to suspend dividends and treasury stock purchases until our operating performance improved and credit losses abated. Regulatory approval will be required prior to payment of future dividends or treasury stock purchases. Accordingly, we did not declare a dividend or purchase treasury stock in 2011.

RESULTS OF OPERATIONS

We recorded a net loss of $4.99 million in 2011, a 61% improvement compared to the $12.64 million net loss we recorded in 2010. Our diluted loss per share improved 60% from -$4.04 in 2010 to -$1.60 in 2011. However, our total revenue (which is net interest income plus noninterest income) decreased 4% from $16.70 million in 2010 to $16.03 million in 2011.

The primary reason for the lower net loss in 2011 is due to an $8.08 million (or 57%) decrease in the provision for loan losses. We recorded a $14.27 million provision for loan losses in 2010, compared to a $6.19 million provision for loan losses recorded in 2011. During 2011, our net interest income decreased $0.58 million (or 5%), from $12.81 million in 2010 to $12.23 million in 2011, and our net interest margin declined five basis points from 3.40% in 2010 to 3.35% in 2011. Our noninterest income decreased 2% from $3.89 million in 2010 to $3.80 million in 2011 and noninterest expenses decreased 3%, from $15.28 million in 2010 to $14.84 million in 2011. Additional discussion regarding our earnings for 2011 and our outlook for 2012 are outlined below.

Net Interest Income

Like most community banks, the primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. In 2011, our net interest income (on a tax-equivalent basis) decreased by $681,000 (or 5.16%) from 2010. The decline was due to a shift in earning assets from higher-yielding loans to lower-yielding investments and cash and cash equivalents offset in part by a decrease in interest expense as rates paid on deposit accounts continued to re-price downward. Interest income (on a tax-equivalent basis) decreased $2.12 million (or 11.8%), and interest expense decreased $1.44 million (or 31.0%) in 2011 compared to 2010. The decrease in interest income is the result of a 39 basis point decline in the average yield on our earning assets during the year, from 4.59% in 2010 to 4.20% in 2011 and a $14.01 million decrease in the average balance of those earning assets. The decrease in interest expense is the result of a 46 basis point decline in the average rate paid on our interest-bearing liabilities, from 1.47% in 2010 to 1.01% in 2011 and a $1.04 million decrease in the average balance of those interest-bearing liabilities. Reductions in the cost of funds in the current economic cycle have not kept pace with declines in asset yields since liquidity and regulatory constraints have compelled other banks in our markets to rely more heavily on in-market deposits, particularly time deposits, for funding; this reliance has kept deposit rates in our markets higher than national averages. In addition, new competitor banks in several of our markets have promoted higher deposit rates in an attempt to increase their market share.

Our net interest income for 2010 (on a tax-equivalent basis) decreased by $2.53 million (or 15.9%) from 2009. Interest income (on a tax-equivalent basis) decreased $3.72 million (or 17.1%), and interest expense decreased $1.19 million (or 20.3%) in 2010 compared to 2009. The decrease in interest income is the result of a 113 basis point decline in the average yield on our earning assets during the year, from 5.72% in 2009 to 4.59% in 2010, offset by a $12.32 million increase in the average balance of those earning assets. The decrease in interest expense is the result of a 49 basis point decline in the average rate paid on our interest-bearing liabilities, from 1.96% in 2009 to 1.47% in 2010, offset by a $19.42 million increase in the average balance of those interest-bearing liabilities.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin decreased to 3.35% in 2011 from 3.40% in 2010 and 4.18% in 2009. Net interest income and resultant margins and spreads are projected to continue to remain below 2009 levels in 2012 due to: a) yield reductions on a year-over-year basis, due largely to higher cash equivalent balances and shortened maturities on investment securities; b) overall lower average balances on loans; and c) continued elevated levels in nonperforming assets, also on an average basis.

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses after loan charge-offs and recoveries are recorded during a reporting period. Through the provision, we maintain an allowance for loan losses that we believe is adequate to absorb losses inherent in our loan portfolio. However, future additions to the allowance may be necessary based on growth in the loan portfolio, changes in economic conditions and other internal and external environmental factors. In addition, various regulatory agencies, as an integral part of their examination procedures, periodically review our allowance for loan losses. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance for loan losses.

For the year ended December 31, 2011, we recorded $6.19 million as a provision for loan losses, a significant decrease compared to the $14.27 million provision for loan losses we recorded in 2010. In 2011, we recorded $9.32 million in net charge-offs (or 4.10% of average loans), a decrease compared to $11.52 million in net charge-offs (or 4.50% of average loans) in 2010. The changes in the provision for loan losses are discussed in more detail in the Statistical Disclosures section titled “Allowance for Loan Losses” also under Item 7 in this Report.

Noninterest Income

Total noninterest income decreased $88,000 (or 2.3%) in 2011 compared to 2010. The following table summarizes the key components of noninterest income during the last three years.

For the years ended December 31,	2011	Percentage Change 2011 vs. 2010	2010	Percentage Change 2010 vs. 2009	2009
(Dollars in thousands)
Routine service charges on deposit accounts	$821	-3.5%	$851	-4.4%	$890
Return check and other charges on deposit accounts	1,536	-15.6%	1,820	-4.5%	1,905
Net gain (loss) on sales of investment securities	(8)	-94.4%	(143)	-189.4%	160
Commissions, insurance products	66	-29.8%	94	-19.7%	117
Mortgage origination fees	44	-29.0%	62	-67.0%	188
Bank card and credit card fees	633	14.9%	551	27.3%	433
Earnings on bank-owned life insurance	235	-1.3%	238	-3.3%	246
Other noninterest income	476	13.9%	418	-18.2%	511

Total noninterest income	$3,803	-2.3%	$3,891	-12.6%	$4,450

Noninterest income as a percentage of average assets	0.90%		0.90%		1.07%

Lower volume of return check and overdraft fees on deposit accounts, as well as regulatory changes impacting the collection of these fees, were the main factors in the 15.6% decline in 2011 and the 4.5% decline 2010. These regulatory changes, which stem largely from amendments to Federal Reserve Regulation E, became effective July 2010; as a result of the Regulation E amendment, this income category will likely continue to reflect a decline when compared to periods prior to the amendment.

Fee income for credit life insurance sales decreased 29.8% in 2011 and 19.7% in 2010 due to a decline in new consumer loan volume in each year.

Fee income on mortgage originations declined 29.0% in 2011 and 67.0% in 2010 due to a decline in volume of mortgage loan originations. In 2010, we either eliminated or reassigned our mortgage origination personnel due to insufficient activity to support the department.

Fees earned on bank card and credit card activity increased 14.9% in 2011 and 27.3% in 2010 due to an increase in volume of card transactions and a change in vendors that allowed us to earn more per card transaction than in prior years. However, due to recent regulatory restrictions on card transaction fees enacted by the Dodd-Frank Act, we expect to see a decline in card fee income going forward.

Earnings on bank-owned life insurance decreased 1.3% in 2011 and 3.3% in 2010 as a result of a lower rate of return on these policies compared to previous years.

Noninterest Expense

Noninterest expense decreased $440,000 (or 2.9%) in 2011 compared to 2010. Excluding an other-than-temporary impairment loss on a debt security, net (gain) loss on sales of assets, write-downs on other real estate, and other operational losses, noninterest expense decreased $434,000 (or 3.4%) from $12.87 million in 2010 compared to $12.44 million in 2011 as we focused our efforts on cost savings initiatives and operational efficiencies. The following table summarizes the key components of noninterest expense during the last three years.

For the years ended December 31,	2011	Percentage Change 2011 vs. 2010	2010	Percentage Change 2010 vs. 2009	2009
(Dollars in thousands)
Salaries and wages	$5,267	-3.9%	$5,481	-3.3%	$5,670
Employee benefits	1,547	-2.2%	1,582	-4.4%	1,654
Net occupancy expense of premises	1,127	-4.0%	1,174	-4.1%	1,224
Furniture, equipment and computer expense	1,398	-4.8%	1,468	-1.8%	1,495
Other than temporary impairment loss on debt security	—	-100.0%	45	100.0%	—
Net (gain) loss on sales of assets	(12)	-340.0%	5	-92.6%	68
Write-downs on other real estate	2,167	2.8%	2,107	444.4%	387
FDIC insurance	627	-18.3%	767	12.0%	685
Legal and accounting fees	558	16.0%	481	12.9%	426
Taxes and insurance expense	250	5.0%	238	30.1%	183
Director and committee fees	108	-3.6%	112	-8.2%	122
Advertising, marketing and supplies	362	-6.0%	385	-13.5%	445
Postage and courier expense	263	-3.7%	273	1.1%	270
Service charges and fees	529	0.8%	525	-0.6%	528
Amortization of intangible assets	—	0.0%	—	-100.0%	44
Other real estate and repossessed asset expense	291	26.0%	231	140.6%	96
Other operational losses	241	-1.6%	245	21.3%	202
Other noninterest expense	113	-28.0%	157	23.6%	127

Total noninterest expense	$14,836	-2.9%	$15,276	12.1%	$13,626

Noninterest expense as a percentage of average assets	3.51%		3.54%		3.28%

Combined, salaries and employee benefits declined $249,000 (or 3.5%) in 2011 compared to 2010. The decrease is due in part to a 5.9% decrease in the average employee workforce from 152 in 2010 to 143 in 2011. The Company has also been diligent in managing salaries and employee benefits costs.

Combined, net occupancy, furniture and equipment expenses declined $117,000 (or 4.4%) in 2011 compared to 2010. The Company realized costs savings related to a data line communications upgrade and a decline in depreciation/amortization expense on fully-depreciated/amortized equipment and software. In July 2011, the Company replaced its AS/400 equipment and software, while its other fully-depreciated assets remain in good working condition and have not been replaced as management curtailed spending on high dollar capital expenditures. Also, in 2010 and 2009, we paid $24,000 per year to lease a branch facility that was closed in December 2010.

The expense for FDIC insurance decreased $140,000 (or 18.3%) in 2011 compared to 2010. The decrease is due to a one-time accounting adjustment to the amortization of our prepaid FDIC insurance assessment made in 2011. The change in amortization was made to mirror the changes made by the FDIC to the assessment base from total deposits to total assets. This change resulted in a lower quarterly assessment for us.

Legal and accounting fees increased $77,000 (or 16.0%) in 2011 compared to 2010 due to increased legal consultation and collection and litigation costs associated with nonperforming assets.

Other real estate and repossessed asset expense increased $60,000 (or 26.0%) in 2011 compared to 2010 due to the increased level of foreclosed real estate owned by the Company. These expenses include property taxes, repairs and maintenance, insurance and appraisal costs.

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

During 2010, we sustained a significant operating loss due predominantly to provisions and other charges on nonperforming assets. The positive evidence supporting future earnings as a source of utilizing the deferred tax assets was insufficient to overcome the negative evidence due to the sheer size of the loss to be absorbed. As a result, we recorded a $4.78 million valuation allowance against the balance of our net deferred tax assets at December 31, 2010.

Until we return to a period of sustained profitability, we will not record income tax expense or benefits or deferred tax assets or liabilities. In 2011, we increased the valuation allowance by $2.69 million to continue to offset the increase in our deferred tax assets. Once we return to sustained profitability, we expect to be able to reverse the valuation allowance and recognize our deferred tax assets.

Fourth Quarter Results

For the fourth quarter of 2011, we recorded a net loss of $2.80 million, or $0.90 per diluted share, compared to a net loss of $6.77 million, or $2.16 per diluted share, posted in the fourth quarter of 2010. In the fourth quarter of 2010, we recorded a $4.78 million valuation allowance against our deferred tax assets. Our net loss before taxes in the fourth quarter of 2010 was $3.05 million, or $0.98 per diluted share.

During the fourth quarter of 2011, we provided $1.93 million to the allowance for loan losses, compared to the $3.70 million provision expense we recorded in the fourth quarter of 2010. Also, during the fourth quarter of 2011, we recorded a $1.67 million write-down on foreclosed real estate, compared to a $376,000 write-down on foreclosed real estate in the fourth quarter of 2010.

Our net interest margin for the fourth quarter of 2011 was 3.37% compared to 3.35% in the fourth quarter of 2010. The average yield on earning assets decreased 31 basis points to 4.08% in the fourth quarter of 2011 from 4.39% in the fourth quarter of 2010. The average rate paid on interest-bearing liabilities decreased 41 basis points to 0.87% in the fourth quarter of 2011 from 1.28% in the fourth quarter of 2010.

Impact of Inflation

The effects of inflation on the local economy and our operating results have been relatively modest the last several years. Since substantially all of our assets and liabilities, including cash, securities, loans, and deposits, are monetary in nature, their values are less sensitive to the effects of inflation than to changing interest rates. As discussed in Item 7A of this Report, we attempt to control the impact of interest rate fluctuations by managing the relationship between our rate sensitive assets and liabilities.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses, the fair value of assets and the accounting for income taxes affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. Our accounting policies are described in detail in Note 1 of our Consolidated Financial Statements provided in Item 8 of this Report. The following is a brief description of our critical accounting policies involving significant management valuation judgment.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for loan losses is determined based on our assessment of several factors including, but not limited to, reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on segments of the loan portfolio, historical loan loss experiences and the level of classified and nonperforming loans.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on either the fair value of the underlying collateral, the present value of the future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or the estimated market value of the loan. In measuring the fair value of the collateral, we use assumptions (e.g., discount rate) and methodologies (e.g., comparison to the recent selling price of similar assets) consistent with those that would be utilized by unrelated third parties.

Collateral valuations are based on appraisals, recent sales of comparable properties, and other relevant market and property-specific information. The value estimate is based on an orderly disposition and marketing period of the property. In limited instances, we will discount externally provided appraisals for justifiable and well-supported reasons, such as an appraiser not being aware of certain property-specific factors or recent sales information; we do not make upward adjustments to third party appraisals. Appraisals are further discounted to reflect estimated selling costs. Appraisals generally represent the “as is” value of the property unless improvements are being made, in which case “as completed” values are used.

Our assessment is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in various internal and external environmental factors including, but not limited to, the financial condition of individual borrowers, economic conditions, historical loss experience, or the condition of the various markets in which collateral may be sold may affect the required level of the allowance for loan losses and the associated provision for loan losses. Should these environmental factors change, a different amount may be reported for the allowance for loan losses and the associated provision for loan losses.

Estimates of Fair Value

The estimation of fair value is significant to a number of our assets, including, but not limited to, investment securities, other real estate owned, and other repossessed assets. These assets are all recorded at either fair value or at the lower of cost or fair value. Fair values are volatile and may be influenced by a number of factors. Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates. Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Fair values for most investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments. The fair values of foreclosed real estate and other repossessions are typically determined based on appraisals by third parties, less estimated costs to sell.

Accounting for Income Taxes

The estimation of our income tax liability in each of the jurisdictions in which we operate, and the measurement of income tax expense (or benefit) and the related asset and liability balances involve a high degree of judgment and subjectivity. Adjustments in tax estimates occur periodically due to changes in tax rates, interpretations of tax laws, examinations by tax authorities, and newly enacted regulation. These changes, when they occur, can impact accrued taxes and have a material effect on our operating results.

Accounting guidance requires a valuation allowance to be recorded for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realizable due to inability to generate sufficient taxable income in the requisite period and/or character necessary to utilize the deferred tax asset. In making this assessment, all sources of taxable income available to utilize the deferred tax asset are considered, including taxable income in carryback years, future reversals of existing temporary differences, any tax planning strategies, and future taxable income. Whether or not future taxable income, exclusive of temporary differences being reversed, will occur is the most subjective of these four sources. The presence of cumulative losses in recent years, or a significant loss in a single year, is considered significant negative evidence, rendering reliance on future taxable income to realize a deferred tax asset difficult. Judgment is necessarily involved in making this assessment. Changes in judgment about the realization of deferred tax assets and hence, the valuation allowance, in future years are recorded through income tax expense.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material impact on our earnings or financial condition as of or for the year ended December 31, 2011. For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to exposure from U.S. dollar interest rate changes and accordingly, we manage our exposure by considering the possible changes in the net interest margin. We do not engage in trading activity nor do we classify any portion of the investment portfolio as held-for-trading. Finally, we have no material direct exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. Fluctuations in interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We have an asset/liability committee that periodically reviews our exposure to interest rate risk and formulates strategies based on acceptable levels of interest rate risk. The overall objective of this process is to optimize our financial position, liquidity, and net interest income, while limiting volatility to net interest income from changes in interest rates.

We use simulation modeling to test the interest rate sensitivity of net interest income. Contractual maturity and repricing characteristics of loans are incorporated into the model, as are prepayment assumptions, maturity data, and call options within the investment portfolio. Non-maturity deposit accounts are modeled based on past experience. Simulation results quantify interest rate risks under various interest rate scenarios over twelve-month and twenty-four-month periods. Based on the latest analysis, we continue to be asset sensitive and exposed to declining earnings if interest rates fall. The simulation model estimates changes in net interest income based on various gradual and immediate rate change scenarios. Our policy has limitations on the impact to net interest income for the various interest rate scenarios. As of December 31, 2011, the simulation model projected net interest income would increase 2.1% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income would decrease 0.1% over the next year if market rates immediately fell by 100 basis points. As summarized in the following table, the model projects that our earnings will increase as rates rise and decrease if rates drop. The base fed funds rate used in the model assumes the current 0.00% - 0.25% range.

	12-Month Horizon			24-Month Horizon
Market Rate Change	Gradual	Immediate	Policy Limit	Gradual	Immediate	Policy Limit
+400 basis points	7.9%	13.6%	-25.0%	7.7%	8.9%	-30.0%
+300 basis points	5.0%	7.2%	-20.0%	3.8%	4.1%	-25.0%
+200 basis points	2.7%	2.1%	-15.0%	0.8%	-0.2%	-20.0%
+100 basis points	1.0%	0.3%	-10.0%	-0.9%	-1.7%	-15.0%
-100 basis points	0.3%	-0.1%	-10.0%	0.3%	-0.1%	-15.0%

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

We have not in the past, but may in the future, utilize interest rate swaps, financial options, financial futures contracts, or other rate protection instruments to reduce interest rate and market risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Summary (Unaudited)

The following table summarizes the Company’s unaudited consolidated quarterly financial results. This information is derived from unaudited consolidated financial statements which include, in the opinion of management, all normal recurring adjustments necessary for a fair presentation. The results for any quarter are not necessarily indicative of trends or results for any future period. Due to rounding, the sum of the quarterly results presented may not agree with totals for the full year.

	Quarterly Period Ending
	March 31	June 30	September 30	December 31
(Dollars in thousands except per share data)
Year ended December 31, 2011
Interest income	$4,031	$3,864	$3,919	$3,617
Interest expense	950	842	754	659

Net interest income	3,081	3,022	3,165	2,958
Provision for loan losses	660	900	2,700	1,925
Noninterest income	870	934	980	1,019
Noninterest expense	3,265	3,281	3,434	4,856

Income (loss) before income tax expense (benefit)	26	(225)	(1,989)	(2,804)
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$26	$(225)	$(1,989)	$(2,804)

Basic and diluted earnings (loss) per common share	$0.01	$(0.07)	$(0.64)	$(0.90)

Year ended December 31, 2010
Interest income	$4,544	$4,436	$4,263	$4,217
Interest expense	1,276	1,211	1,127	1,033

Net interest income	3,268	3,225	3,136	3,184
Provision for loan losses	2,985	3,135	4,450	3,695
Noninterest income	979	913	1,029	970
Noninterest expense	3,312	4,442	4,009	3,513

Loss before income tax expense (benefit)	(2,050)	(3,439)	(4,294)	(3,054)
Income tax expense (benefit)	(877)	(1,387)	(1,642)	3,714

Net loss	$(1,173)	$(2,052)	$(2,652)	$(6,768)

Basic and diluted loss per common share	$(0.37)	$(0.66)	$(0.85)	$(2.16)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Southeastern Banking Corporation

Darien, Georgia

We have audited the accompanying consolidated statements of condition of Southeastern Banking Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southeastern Banking Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

March 30, 2012

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

AS OF DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS
Cash and due from banks	$13,054,299	$8,206,514
Interest-bearing deposits in other banks	83,943,754	70,511,991
Federal funds sold	2,150,000	2,150,000

Cash and cash equivalents	99,148,053	80,868,505

Investment securities available-for-sale	88,001,673	74,299,903

Loans, gross	202,308,311	245,688,555
Unearned income	(45,166)	(65,007)
Allowance for loan losses	(6,776,601)	(9,915,559)

Net loans	195,486,544	235,707,989

Premises and equipment, net	11,710,593	12,107,464
Bank-owned life insurance, at cash surrender value	5,973,805	5,738,642
Other real estate	12,653,580	11,636,290
Other assets	3,635,630	7,274,264

Total assets	$416,609,878	$427,633,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$63,612,851	$55,377,519
Interest-bearing demand, savings, and time deposits	306,258,941	319,817,600

Total deposits	369,871,792	375,195,119

U.S. Treasury demand note	—	762,782
Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	1,613,431	1,869,597

Total liabilities	376,485,223	382,827,498

Shareholders’ Equity:
Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,541,027	1,495,668
Retained earnings	42,467,569	47,459,963
Treasury stock, at cost	(8,894,461)	(8,894,461)
Accumulated other comprehensive income	534,524	268,393

Total shareholders’ equity	40,124,655	44,805,559

Total liabilities and shareholders’ equity	$416,609,878	$427,633,057

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,129,388	3,129,388
Treasury shares	451,409	451,409

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

Interest income:
Interest and fees on loans	$12,981,037	$14,284,084	$16,831,426
Interest on investment securities:
Taxable	1,705,107	2,256,191	3,266,985
Tax-exempt	525,117	748,476	996,942
Other interest income	219,520	171,531	25,003

Total interest income	15,430,781	17,460,282	21,120,356

Interest expense:
Interest on deposits	3,074,237	4,454,038	5,431,672
Interest on Federal Home Loan Bank advances	131,000	192,666	388,708
Interest on other borrowings	—	313	12,874

Total interest expense	3,205,237	4,647,017	5,833,254

Net interest income	12,225,544	12,813,265	15,287,102

Provision for loan losses	6,185,000	14,265,000	5,890,000

Net interest income (loss) after provision for loan losses	6,040,544	(1,451,735)	9,397,102

Noninterest income:
Service charges on deposit accounts	2,357,013	2,670,955	2,794,809
Net gain (loss) on sales of investment securities available-for-sale	(7,983)	(143,408)	160,014
Other noninterest income	1,453,888	1,362,952	1,495,229

Total noninterest income	3,802,918	3,890,499	4,450,052

Noninterest expense:
Salaries and employee benefits	6,813,952	7,062,846	7,324,170
Occupancy and equipment expense, net	2,524,944	2,641,982	2,718,672
Other-than-temporary impairment loss on debt security	—	45,059	—
Net (gain) loss on sales of assets	(11,706)	5,228	68,174
Write-downs on other real estate	2,166,908	2,107,118	386,579
Other noninterest expense	3,341,758	3,413,593	3,128,051

Total noninterest expense	14,835,856	15,275,826	13,625,646

Income (loss) before income tax benefit	(4,992,394)	(12,837,062)	221,508
Income tax benefit	—	(192,099)	(512,579)

Net income (loss)	$(4,992,394)	$(12,644,963)	$734,087

Basic and diluted earnings (loss) per common share	$(1.60)	$(4.04)	$0.23

Basic and diluted weighted average common shares outstanding	3,129,388	3,131,642	3,155,757

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

Net income (loss)	$(4,992,394)	$(12,644,963)	$734,087

Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available-for-sale arising during the period, net of tax (benefit) of $134,385; $628,649; and ($101,754)	260,862	1,220,326	(197,525)
Reclassification adjustment for net (gain) loss on sales of investment securities available-for-sale included in net income (loss), net of tax (benefit) of ($2,714); ($48,759); and $54,405	5,269	94,649	(105,609)
Reclassification adjustment for other-than-temporary impairment loss on debt security included in net loss, net of tax benefit of $15,321	—	29,738	—
Reclassification adjustment for gains on investment securities transferred from held-to-maturity to available-for-sale, net of tax of $155,587	—	—	302,023

	266,131	1,344,713	(1,111)

Comprehensive income (loss)	$(4,726,263)	$(11,300,250)	$732,976

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

						Accumulated
	Common Stock		Additional			Other
		Par	Paid-In	Retained	Treasury	Comprehensive
	Shares	Value	Capital	Earnings	Stock	Income (Loss)	Total

Balance, December 31, 2008	3,176,331	$4,475,996	$1,406,788	$60,726,000	$(8,350,032)	$(1,075,209)	$57,183,543

Net income	—	—	—	734,087	—	—	734,087
Other comprehensive loss	—	—	—	—	—	(1,111)	(1,111)
Cash dividends declared, $0.30 per share	—	—	—	(947,745)	—	—	(947,745)
Stock-based compensation	—	—	42,908	—	—	—	42,908
Purchase of treasury stock	(37,800)	—	—	—	(452,999)	—	(452,999)

Balance, December 31, 2009	3,138,531	4,475,996	1,449,696	60,512,342	(8,803,031)	(1,076,320)	56,558,683

Net loss	—	—	—	(12,644,963)	—	—	(12,644,963)
Other comprehensive income	—	—	—	—	—	1,344,713	1,344,713
Cash dividends declared, $0.13 per share	—	—	—	(407,416)	—	—	(407,416)
Stock-based compensation	—	—	45,972	—	—	—	45,972
Purchase of treasury stock	(9,143)	—	—	—	(91,430)	—	(91,430)

Balance, December 31, 2010	3,129,388	4,475,996	1,495,668	47,459,963	(8,894,461)	268,393	44,805,559

Net loss	—	—	—	(4,992,394)	—	—	(4,992,394)
Other comprehensive income	—	—	—	—	—	266,131	266,131
Stock-based compensation	—	—	45,359	—	—	—	45,359

Balance, December 31, 2011	3,129,388	$4,475,996	$1,541,027	$42,467,569	$(8,894,461)	$534,524	$40,124,655

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,992,394)	$(12,644,963)	$734,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,037,976	991,596	1,144,188
Provision for loan losses	6,185,000	14,265,000	5,890,000
Deferred income tax expense (benefit)	—	2,231,569	(422,907)
Net (gain) loss on sales of investment securities available-for-sale	7,983	143,408	(160,014)
Other-than-temporary impairment loss on debt security	—	45,059	—
Increase in cash surrender value of bank-owned life insurance	(235,163)	(238,212)	(245,830)
Net (gain) loss on sales of assets	(11,706)	5,228	68,174
Write-downs on other real estate	2,166,908	2,107,118	386,579
Impairment of intangible assets	—	—	89,627
Stock-based compensation	45,359	45,972	42,908
Decrease in interest receivable	242,617	378,257	506,712
Decrease in interest payable	(469,459)	(218,293)	(339,031)
Net change in income tax receivable or payable	2,537,067	(1,459,430)	(1,268,053)
(Increase) decrease in prepaid FDIC assessments	580,000	700,119	(1,825,119)
Net (increase) decrease in other assets	65,884	(351,745)	(149,391)
Net increase (decrease) in other liabilities	76,194	(22,380)	(279,772)

Net cash provided by operating activities	7,236,266	5,978,303	4,172,158

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(324,272,866)	(40,084,014)	—
Proceeds from sales of investment securities available-for-sale	1,091,721	4,591,930	15,431,591
Proceeds from maturities, calls, and paydowns of investment securities:
Available-for-sale	309,542,153	37,442,649	24,519,796
Held-to-maturity	—	—	799,700
Net (increase) decrease in loans	28,496,248	12,658,291	(5,193,080)
Redemption of restricted equity securities	209,000	140,100	234,300
Capital expenditures, net	(309,724)	(1,147,314)	(113,688)
Proceeds from sales of assets	2,372,859	721,982	320,419

Net cash provided by investing activities	17,129,391	14,323,624	35,999,038

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(5,323,327)	23,423,778	1,961,550
Net decrease in federal funds purchased	—	—	(6,258,000)
Net increase (decrease) in U.S. Treasury demand note	(762,782)	9,187	(1,228,891)
Advances from Federal Home Loan Bank	—	—	12,000,000
Repayment of advances from Federal Home Loan Bank	—	(5,000,000)	(19,000,000)
Purchase of treasury stock	—	(91,430)	(452,999)
Dividends paid	—	(407,416)	(947,745)

Net cash provided by (used in) financing activities	(6,086,109)	17,934,119	(13,926,085)

Net increase in cash and cash equivalents	18,279,548	38,236,046	26,245,111

Cash and cash equivalents at beginning of period	80,868,505	42,632,459	16,387,348

Cash and cash equivalents at end of period	$99,148,053	$80,868,505	$42,632,459

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$3,674,696	$4,865,310	$6,172,285

Income taxes paid (refunded), net	$(2,537,067)	$(982,469)	$1,185,000

NONCASH INVESTING AND FINANCING TRANSACTIONS
Change in unrealized gains (losses) on investment securities available-for-sale	$403,230	$2,037,442	$(1,680)

Transfer of investment securities from held-to-maturity to available-for-sale	$—	$—	$28,811,418

Property acquired through foreclosure or repossession	$5,578,528	$6,184,591	$5,585,253

Loans made in connection with sales of other real estate	$38,331	$259,718	$25,807

Change in valuation allowance for deferred tax assets	$2,687,328	$4,777,526	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southeastern Banking Corporation (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, Southeastern Bank (the “Bank”). The Bank was founded in 1888 in Darien, McIntosh County, Georgia. Through the Bank, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in the local market areas listed below. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies. The following is a listing of the Bank’s offices as of December 31, 2011:

Banking Locations	Number of Branch Offices

Georgia:
McIntosh County	2
Brantley County	2
Bryan County	1
Camden County	3
Charlton County	1
Coffee County	2
Glynn County	1
Jeff Davis County	1

Florida:
Nassau County	3

The Company also owns SBC Financial Services, Inc., a Georgia corporation. This subsidiary was created to provide insurance services. However, there has been no activity in this subsidiary in recent years.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances are eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, the valuation of deferred taxes, other-than-temporary impairment of securities, and fair value measurements.

Cash and Cash Equivalents & Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, balances due from banks, interest-bearing deposits in other banks, and federal funds sold. Cash flows from loans, interest-bearing deposits in other banks, federal funds sold, deposits, federal funds purchased and U.S. Treasury demand notes are reported net. At various times throughout the year, cash balances held at other correspondent banks may exceed federally insured limits.

Interest-bearing deposits in other banks are primarily overnight funds or funds which mature within one year and are carried at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities

The Company’s investment portfolio is comprised of debt securities issued by a federal, state or local government, agency or municipal authority or a U.S. corporation. All debt securities are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income as a component of shareholders’ equity, net of the related deferred tax effect. The amortization of purchase premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives of the securities. Realized gains and losses on securities transactions, determined using the specific identification method, are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. Prior to February 2, 2009, the Company classified certain debt securities as held-to-maturity. On February 2, 2009, the Company transferred those securities to the available-for-sale category.

The Financial Accounting Standards Board (“FASB”) issued accounting guidance effective April 1, 2009 related to the recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). Prior to the adoption of ASC 320-10, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. After April 1, 2009, in determining whether other-than-temporary impairment exists, the Company determines whether it has the intent to sell the debt security or whether it more likely than not will be required to sell the debt security before recovery of its amortized cost basis. If either condition is met, the Company will recognize a full impairment and write the debt security down to fair value. For debt securities which do not meet either condition, but the Company does not expect to recover the entire amortized cost basis of the security, an other-than-temporary impairment loss is considered to have occurred, and the Company records the loss related to credit impairment in earnings and the temporary impairment related to all other factors in accumulated other comprehensive income.

Restricted Equity Securities

As a member of the Federal Home Loan Bank of Atlanta (the “FHLB”), the Bank is required to maintain an investment in capital stock of the FHLB. Based on the restrictive redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost and included in other assets. The Company periodically reviews this restricted equity security for other-than-temporary impairment. The carrying amount of FHLB stock included in other assets was $964,700 and $1,173,700 as of December 31, 2011 and 2010, respectively.

Loans

The Company’s loan portfolio is comprised of commercial loans, consumer loans, real estate loans, municipal loans and credit card receivables. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, net of unearned income and the allowance for loan losses. Interest income is accrued on the outstanding principal balance, except on loans classified as nonaccrual. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged off is reversed against interest income or charged to the allowance for loan losses, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loan is returned to accrual status. However, cash receipts on nonaccrual loans are generally applied first to outstanding principal balances and secondly to interest. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impaired loans include not only loans placed on nonaccrual status but also renegotiated or restructured loans. Troubled debt restructurings (“TDR”) are loans in which the Company has granted an economic concession to the borrower due to the borrower’s financial difficulties, which would not otherwise be considered. To date, the Company’s TDRs have predominantly been real estate loans. Prior to modifying a borrower’s loan terms, the Company performs an evaluation of the borrower’s financial condition and ability to service the modified loan terms. Concessions granted are generally interest rate reductions and/or term extensions. If a loan is accruing at the time of modification, the loan remains on accrual status and is subject to the Company’s charge-off and nonaccrual policies. If a loan is in nonaccrual status before it is determined to be a TDR, then the loan remains in nonaccrual status. TDR loans in nonaccrual status may be returned to accrual status if there has been at least a six month sustained period of repayment performance by the borrower. Consistent with regulatory guidance, a TDR in compliance with its modified terms and which yields a market rate can be removed from TDR status in the calendar year following the year the restructuring took place. When the Company modifies the terms of an existing loan that is not considered a TDR, the Company accounts for the loan modification as a new loan if the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar risk characteristics who are not undergoing a refinancing or restructuring.

Accounting principles normally require loan origination fees and certain direct loan origination costs to be capitalized and recognized as an adjustment to the yields on the related loans over their estimated lives. As the net amount of loan origination fees for the years ended December 31, 2011, 2010, and 2009 was not significant, no amounts have been capitalized or deferred.

The Company has a number of documented loan policies and procedures that set forth the approval and monitoring process for the lending function. Adherence to these policies and procedures is monitored by management and the Company’s Board of Directors. Credit administration personnel monitor, and if necessary, adjust the risk ratings, or grades, assigned to loans via periodic review. Loss mitigation is a priority for credit administration and in that capacity, credit administration personnel order and approve external appraisals for real estate collateral and monitor loan maturities to ensure updated appraisals and other pertinent documentation are obtained. In addition, the Company contracts with an independent third party for loan review on a quarterly basis; underlying results and recommendations, including any recommendations on risk ratings for specific credits, are reviewed by senior management, credit administration staff, and a committee of the Board of Directors.

In compliance with loan policy, lending staff are given lending limits based on their knowledge and experience. The loan quality, or risk, ratings assigned to loans are used by management to monitor the credit quality of the overall portfolio and loans of each lending personnel. Depending on the amount and the borrower, loan requests exceeding an officer’s lending authority are reviewed by a senior credit officer, a committee of the Board of Directors, or the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the uncollectability of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions and other environmental factors. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers all other loans, which are grouped into pools of homogenous loan categories, and is based on historical loss experience of those loan categories adjusted for other qualitative factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data. An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation and amortization computed principally by the straight-line method over the estimated useful lives of the assets, ranging from 7-40 years for buildings and improvements, and 3-7 years for furniture, fixtures and equipment. Construction-in-progress typically includes in-process branch expansion, branch renovation and software projects. Generally, furniture, fixtures and equipment with a cost per unit of less than $1,000 are expensed as incurred and are not capitalized. Maintenance and repairs are also expensed as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the asset’s remaining useful life.

Long-lived assets, including certain fixed assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in earnings. The Company did not consider any of its premises and equipment to be impaired at December 31, 2011 and 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate

Other real estate primarily comprises commercial and residential real estate properties acquired in satisfaction of a loan. Such foreclosed real estate, which is held for sale, is initially recorded at the lower of the loan balance or the asset’s fair value at the date of foreclosure, less estimated selling costs. Any write-down to fair value at foreclosure is charged to the allowance for loan losses. Fair values are estimated based primarily on appraisals and other market information. Costs associated with improvements are capitalized, while holding costs and subsequent write-downs in value are included in noninterest expense. Gains or losses from sales or other dispositions of these assets are also recorded in noninterest expense. Other real estate also includes direct investments in real estate ventures. Such investments totaled $590,512 and $602,511 at December 31, 2011 and 2010, respectively.

Intangible Assets

Previously, the Company’s intangible assets were comprised of goodwill and core deposit intangibles. Goodwill represented the excess of purchase price over the fair value of identifiable net assets of acquired companies, and core deposit intangibles represented deposit base premiums resulting from various branch acquisitions. Intangible assets are required to be tested annually for impairment or whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If impaired, the excess of the carrying amount over the implied fair value is charged to earnings.

In 2009, based on impairment tests performed, the Company recorded a full impairment charge of $89,627 related to its core deposit intangibles. Prior to impairment, core deposit intangibles were being amortized over useful lives ranging from 10-15 years. The Company had no intangible assets recorded as of December 31, 2011 or 2010.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries and files state income tax returns on both a consolidated and separate entity basis based on taxable presence. The Company accounts for income taxes in accordance with accounting guidance which results in two components of income tax expense – current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of enacted tax law to taxable income or conversely, the excess of deductions over revenues. The Company determines deferred income tax using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of temporary differences between book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. The presence of cumulative losses in recent years, or a significant loss in a single year, is considered significant negative evidence, rendering reliance on future taxable income to fully realize a deferred tax asset difficult. Judgment is necessarily involved in making this assessment. Changes in judgment about the realization of deferred tax assets and hence, the valuation allowance, in future years is recorded through income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation Plans

The Company sponsors a stock plan under which incentive and nonqualified stock options may be granted periodically to certain employees. Stock compensation accounting guidance (FASB ASC 718, Compensation – Stock Compensation) requires that the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the grant date fair value of the equity or liability instruments issued. The stock compensation accounting guidance covers a wide range of stock-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

The stock compensation accounting guidance requires that compensation cost for all stock awards be calculated and recognized over the employees’ service period, generally defined as the vesting period. For awards with graded-vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. A Black-Scholes model is used to estimate the fair value of stock options.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statements of condition, such items, along with net income, are components of comprehensive income.

Transfers of Financial Assets

Transfers of financial assets, including loan participations, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Advertising Costs

Advertising costs are expensed as incurred.

Reclassification

Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Fair Value of Financial Instruments

Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

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

In May 2011, the FASB issued additional guidance on fair value measurement. The new guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the proper application of the highest and best use and valuation premise concepts and the fair value measurement of an instrument classified in shareholders’ equity. Additionally, the amendments permit a reporting entity that manages financial instruments on the basis of its net exposure, rather than gross exposure, to measure the underlying financial assets and liabilities at the price that would be received to sell a net asset position or transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date and clarify that premiums and discounts in fair value measurements relate to the unit of account, and not size, as a characteristic of an entity’s holding. Expanded disclosure must be provided about valuation processes used for level 3 instruments, including quantitative information on unobservable inputs and sensitivity of fair value measurement to changes in unobservable inputs; use of nonfinancial assets if that use varies from its highest and best use, and that an asset is measured at fair value on the statements of condition or its fair value is based on highest and best use; and categorization by level of the fair value hierarchy for items not measured at fair value on the statements of condition but for which fair value must be disclosed. The amendments are effective for interim and annual periods beginning after December 15, 2011. Adoption of the new guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year that begins after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RESTRICTIONS ON CASH AND BALANCES DUE FROM BANKS

The Bank is required to maintain reserve balances in cash or on deposit with correspondent banks and the Federal Reserve Bank of Atlanta, based on a percentage of deposits. The total of those required reserve balances was approximately $4,515,000 and $11,219,000 at December 31, 2011 and 2010, respectively. The Bank had a total of $78,308,631 and $63,735,597 in balances on deposit at the Federal Reserve Bank of Atlanta at December 31, 2011 and 2010, respectively.

NOTE 3. INVESTMENT SECURITIES

The amortized cost and fair value of securities available-for-sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Government and agency securities	$13,405,548	$203,704	$35,436	$13,573,816
U.S. Government-sponsored enterprise securities	6,539,649	97,362	—	6,637,011
Agency residential mortgage-backed securities	41,362,196	703,588	81,120	41,984,664
Obligations of states and political subdivisions	16,539,431	474,377	1,486	17,012,322
Corporate debt obligations	9,344,963	26,158	577,261	8,793,860

Total investment securities	$87,191,787	$1,505,189	$695,303	$88,001,673

December 31, 2010
U.S. Government and agency securities	$4,551,010	$187,524	$—	$4,738,534
U.S. Government-sponsored enterprise securities	33,549,865	118,203	31	33,668,037
Agency residential mortgage-backed securities	10,323,420	642,201	—	10,965,621
Obligations of states and political subdivisions	16,587,458	370,210	136,664	16,821,004
Corporate debt obligations	8,881,494	20,710	795,497	8,106,707

Total investment securities	$73,893,247	$1,338,848	$932,192	$74,299,903

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2011 are shown in the table below. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Mortgage-backed securities and U.S. Small Business Administration (“SBA”) securities (included in U.S. Government and agency securities) are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Amortized Cost	Fair Value
Due within one year	$2,282,178	$2,299,328
Due from one to five years	13,708,914	13,943,784
Due from five to ten years	4,577,727	4,776,531
Due after ten years	11,855,224	11,423,550

	32,424,043	32,443,193
Agency residential mortgage-backed securities	41,362,196	41,984,664
SBA securities	13,405,548	13,573,816

Total investment securities	$87,191,787	$88,001,673

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (Continued)

Securities with a carrying value of $66,506,077 and $65,127,641 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and certain borrowing arrangements.

Gains and losses on sales of investment securities for the years ended December 31, 2011, 2010 and 2009 consist of the following:

Years Ended December 31,	2011	2010	2009
Gross realized gains	$10,208	$—	$284,727
Gross realized losses	18,191	143,408	124,713

Net realized gain (loss)	($7,983)	($143,408)	$160,014

The following table shows the gross unrealized losses and fair value of the entity’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Gross Unrealized Losses
December 31, 2011
U.S. Government and agency securities	$6,411,426	$35,436	$—	$—	$35,436
U.S. Government-sponsored enterprise securities	—	—	—	—	—
Agency residential mortgage-backed securities	17,388,801	81,120	—	—	81,120
Obligations of states and political subdivisions	1,056,886	1,486	—	—	1,486
Corporate debt obligations	2,414,813	32,706	3,825,764	544,555	577,261

Total investment securities	$27,271,926	$150,748	$3,825,764	$544,555	$695,303

December 31, 2010
U.S. Government and agency securities	$—	$—	$—	$—	$—
U.S. Government-sponsored enterprise securities	22,099,730	31	—	—	31
Agency residential mortgage-backed securities	—	—	—	—	—
Obligations of states and political subdivisions	978,233	28,015	834,049	108,649	136,664
Corporate debt obligations	2,325,199	132,946	4,284,304	662,551	795,497

Total investment securities	$25,403,162	$160,992	$5,118,353	$771,200	$932,192

Management evaluates the Company’s debt securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market conditions warrant.

At December 31, 2011, there were four corporate debt securities with a fair value of $3,825,764 in the investment portfolio that had been in a continuous unrealized loss position for twelve months or longer. All four corporate debt securities were issued by corporations in the financial services sector in the southeastern United States. The unrealized losses are primarily caused by recent decreases in profitability and profit forecasts by industry analysts and increases in nonperforming assets caused by the economic recession. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be at maturity, it does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at December 31, 2011 and 2010 follows.

	2011	2010
Commercial real estate:
Construction and development	$61,947,478	$86,972,052
Owner-occupied	36,389,057	35,300,711
Non owner-occupied	27,772,007	29,523,640
Residential real estate - mortgage	44,201,750	48,686,595
Other commercial, financial, and agricultural	22,446,349	33,504,726
Consumer, including credit cards	9,551,670	11,700,831

Loans, gross	202,308,311	245,688,555
Unearned income	(45,166)	(65,007)
Allowance for loan losses	(6,776,601)	(9,915,559)

Net loans	$195,486,544	$235,707,989

In accordance with U.S. GAAP, the loan portfolio is disaggregated into four segments and further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level in which an entity develops and documents a systematic method for determining its allowance for loan losses. The segments used in the portfolio include commercial real estate; residential real estate – mortgage; other commercial, financial, agricultural; and consumer. Commercial real estate has been divided into three classes, including construction and development, owner-occupied, and non owner-occupied credits. All land and lot development loans have been included in the construction and development class, regardless of whether the underlying real estate is zoned commercial or residential. This classification of construction and development loans corresponds with definitions used by banking regulators for examination and other purposes.

Related Party Loans

In the ordinary course of business, the Bank extends credit to directors, executive officers, and principal stockholders of the Company and its subsidiaries. These loans are made on substantially the same terms, including interest rates and collateral, and follow credit-underwriting procedures that are no less stringent than those prevailing at the same time for comparable transactions with other persons not related to, or affiliated with, the Company or its subsidiaries. Changes in related party loans for the year ended December 31, 2011 follows.

Balance, beginning of year	$2,107,315
Advances	589,387
Repayments	(1,308,557)

Balance, end of year	$1,388,145

Past Due and Nonaccrual Loans

In accordance with bank regulatory guidance, a loan is placed on nonaccrual status if:

•	it is maintained on a cash basis because of deterioration in the financial condition of the borrower,

•	payment in full of principal or interest is not expected, or

•	principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An aging of past due loans at December 31, 2011 and 2010 is presented by segment in the following table. Balances presented are based on book balance, or recorded investment.

	Current	Accruing 30 – 89 Days Past Due	Accruing 90+ Days Past Due	Total Accruing Past Due	Nonaccrual	Total
December 31, 2011
Commercial real estate:
Construction and development	$37,244,104	$1,237,685	$15,241	$1,252,926	$23,450,448	$61,947,478
Owner-occupied	35,577,301	296,252	202,945	499,197	312,559	36,389,057
Non owner-occupied	27,577,932	41,809	—	41,809	152,266	27,772,007
Residential real estate - mortgage	36,877,541	1,079,051	25,231	1,104,282	6,219,927	44,201,750
Other commercial, financial, and agricultural	21,862,254	199,638	—	199,638	384,457	22,446,349
Consumer, including credit cards	8,934,708	334,259	4,853	339,112	277,850	9,551,670

Loans, gross	$168,073,840	$3,188,694	$248,270	$3,436,964	$30,797,507	$202,308,311

December 31, 2010
Commercial real estate:
Construction and development	$64,560,275	$553,271	$18,555	$571,826	$21,839,951	$86,972,052
Owner-occupied	33,422,584	1,197,251	—	1,197,251	680,876	35,300,711
Non owner-occupied	28,745,303	81,151	—	81,151	697,186	29,523,640
Residential real estate - mortgage	43,425,467	678,612	75,848	754,460	4,506,668	48,686,595
Other commercial, financial, and agricultural	32,925,618	155,384	—	155,384	423,724	33,504,726
Consumer, including credit cards	10,890,188	410,570	26,536	437,106	373,537	11,700,831

Loans, gross	$213,969,435	$3,076,239	$120,939	$3,197,178	$28,521,942	$245,688,555

The gross amount of interest income that would have been recorded on nonaccrual loans if all such loans had been accruing interest at their contractual rates approximated $2,045,000, $1,748,000 and $585,000 in 2011, 2010 and 2009, respectively. Cash basis interest income actually recognized on nonaccrual loans during the years ended December 31, 2011, 2010 and 2009 totaled approximately $54,000, $133,000 and $55,000, respectively. The average balance of loans on nonaccrual status during the years ended December 31, 2011, 2010 and 2009 approximated $28,945,000, $38,572,000 and $13,045,000, respectively.

Credit Quality Indicators

Internal risk-ratings, or grades, are assigned to each loan at origination (and renewal as applicable) based on an analysis of the financial strength, collateral, and other credit attributes underlying each loan. Subsequent to origination (and renewal), management periodically analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the portfolio balances. Loans with a risk-rating of Special Mention (Grade 5) or worse and a balance of $100,000 or more are reviewed at least annually for grading accuracy. The rating methodology complies with the asset classification system promulgated by the federal banking agencies.

Loan grades range from one to eight, with one-graded loans having the least credit risk, as defined as follows:

Pass (Grades 1 -4) – Loans included in or migrating towards a “pass” grade of one to four carry the lowest risk of loss. Such loans are well-protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less selling costs, of underlying collateral.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Special Mention (Grade 5) – Loans in this category have potential weaknesses requiring additional monitoring. These loans are not adversely classified and do not currently have sufficient risk to warrant adverse classification. Substantially all special mention loans are performing.

Substandard (Grade 6) – These loans are inadequately supported by the current worth and paying capacity of the obligor or collateral pledged, if any. A distinct possibility of loss exists if the underlying deficiencies are not corrected. At December 31, 2011 and 2010, all nonaccrual loans were graded substandard.

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

Loans considered doubtful or loss are normally charged-off upon such determination and hence, no balances apply to these categories.

A summary of the loan portfolio by loan risk grade at December 31, 2011 and 2010 follows.

	Pass (1 – 4)	Special Mention (5)	Substandard (6)	Doubtful (7)	Loss (8)	Total
December 31, 2011
Commercial real estate:
Construction and development	$28,144,755	$4,783,547	$29,019,176	$—	$—	$61,947,478
Owner-occupied	32,314,164	2,803,772	1,271,121	—	—	36,389,057
Non owner-occupied	15,730,741	8,655,785	3,385,481	—	—	27,772,007
Residential real estate - mortgage	34,213,755	2,157,630	7,830,365	—	—	44,201,750
Other commercial, financial, and agricultural	19,096,155	740,654	2,609,540	—	—	22,446,349
Consumer, including credit cards	9,053,857	145,613	352,200	—	—	9,551,670

Loans, gross	$138,553,427	$19,287,001	$44,467,883	$—	$—	$202,308,311

December 31, 2010
Commercial real estate:
Construction and development	$35,170,540	$21,525,120	$30,276,392	$—	$—	$86,972,052
Owner-occupied	31,702,978	2,649,760	947,973	—	—	35,300,711
Non owner-occupied	22,531,694	3,242,934	3,749,012	—	—	29,523,640
Residential real estate - mortgage	35,813,611	5,194,612	7,678,372	—	—	48,686,595
Other commercial, financial, and agricultural	30,000,682	610,926	2,893,118	—	—	33,504,726
Consumer, including credit cards	10,988,957	240,987	470,887	—	—	11,700,831

Loans, gross	$166,208,462	$33,464,339	$46,015,754	$—	$—	$245,688,555

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans include loans placed on nonaccrual status as well as troubled debt restructurings (“TDRs”), loans past due 90 days or more and still accruing, and other accruing loans individually evaluated for impairment. All of the Company’s impaired loans have a valuation allowance. Impaired loans comprised the following at December 31, 2011 and 2010:

	2011	2010
Nonaccrual loans	$30,797,507	$28,521,942
Troubled debt restructurings not included above	9,777,841	12,669,230
Loans past due 90 days or more and still accruing	248,270	120,939
Other accruing loans individually evaluated for impairment	4,138,142	4,520,331

Total impaired loans	$44,961,760	$45,832,442

Valuation allowance related to total impaired loans	$2,378,113	$3,580,409

Total impaired loans are disaggregated by segment and class below:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
As of and for the Year Ended December 31, 2011
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$29,137,602	$41,439,776	$1,560,695
Owner-occupied	2,175,425	2,376,712	251,506
Non owner-occupied	3,385,481	3,386,699	119,603
Residential real estate - mortgage	7,557,085	10,455,670	337,994
Other commercial, financial, and agricultural	2,421,126	2,535,378	90,425
Consumer, including credit cards	285,041	406,508	17,890

Total impaired loans	$44,961,760	$60,600,743	$2,378,113

Average investment in impaired loans	$41,722,219

As of and for the Year Ended December 31, 2010
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$30,017,176	$39,673,998	$2,459,478
Owner-occupied	1,337,701	1,483,080	35,631
Non owner-occupied	3,749,011	3,869,208	117,131
Residential real estate - mortgage	7,544,914	8,558,866	881,587
Other commercial, financial, and agricultural	2,751,545	2,882,978	80,651
Consumer, including credit cards	432,095	812,241	5,931

Total impaired loans	$45,832,442	$57,280,371	$3,580,409

Average investment in impaired loans	$44,974,532

Impaired loans with a valuation allowance include pools of impaired loans. At December 31, 2011, these pools had a recorded investment, or book balance, of $3,028,009, unpaid principal balance of $3,939,653, and related allowance of $117,618. The recorded investment, unpaid principal and related allowance in such pools totaled $3,135,061, $4,179,940, and $106,737, respectively, at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructurings

The following table summarizes the carrying balances of TDRs as of December 31, 2011 and 2010.

	2011	2010
Performing	$9,777,841	$12,669,230
Nonperforming	9,304,350	7,204,307

Total troubled debt restructurings	$19,082,191	$19,873,537

Unfunded commitments to borrowers whose loans were modified in troubled debt restructurings	$—	$17,918

The following table summarizes loans that were modified and recognized as TDRs during the year ended December 31, 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Construction and development	3	$4,201,588	$4,201,588
Owner-occupied	2	1,253,349	1,253,349
Non owner-occupied	—	—	—
Residential real estate - mortgage	1	205,525	205,525
Other commercial, financial, and agricultural	4	1,944,883	1,944,883
Consumer, including credit cards	2	2,338	2,338

Total loans modified and recognized as TDRs during 2011	12	$7,607,683	$7,607,683

There was one construction and development loan in the amount of $271,935 modified as a troubled debt restructuring during the year ended December 31, 2011 for which there was a subsequent payment default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses

Changes in the allowance for loan losses for the years ended December 31, 2011 and 2010 are summarized by loan segment below:

	Commercial Real Estate	Residential Real Estate	Other Commercial, Financial, & Agricultural	Consumer	Unallocated	Total
As of and for the Year Ended December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$7,442,941	$1,747,843	$405,830	$262,223	$56,722	$9,915,559
Provision for loan losses	4,008,875	2,199,982	11,308	(30,060)	(5,105)	6,185,000
Charge-offs	(6,699,971)	(2,523,522)	(94,598)	(213,566)	—	(9,531,657)
Recoveries	23,604	60,460	8,484	115,151	—	207,699

Ending balance	$4,775,449	$1,484,763	$331,024	$133,748	$51,617	$6,776,601

Ending balance, individually evaluated for impairment	$1,868,687	$303,308	$86,162	$2,338	n/a	$2,260,495

Ending balance, collectively evaluated for impairment	$2,906,762	$1,181,455	$244,862	$131,410	$51,617	$4,516,106

Loans, gross:
Ending balance	$126,108,542	$44,201,750	$22,446,349	$9,551,670	n/a	$202,308,311

Ending balance, individually evaluated for impairment	$33,434,499	$6,435,953	$2,060,162	$2,338	n/a	$41,932,952

Ending balance, collectively evaluated for impairment	$92,674,043	$37,765,797	$20,386,187	$9,549,332	n/a	$160,375,359

As of and for the Year Ended December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$5,660,117	$562,228	$492,798	$454,560	$0	$7,169,703
Provision for loan losses	11,369,427	2,613,094	272,783	(47,026)	56,722	14,265,000
Charge-offs	(9,629,969)	(1,443,358)	(406,317)	(210,417)	—	(11,690,061)
Recoveries	43,366	15,879	46,566	65,106	—	170,917

Ending balance	$7,442,941	$1,747,843	$405,830	$262,223	$56,722	$9,915,559

Ending balance, individually evaluated for impairment	$2,550,219	$852,846	$70,607	$—	n/a	$3,473,672

Ending balance, collectively evaluated for impairment	$4,892,722	$894,997	$335,223	$262,223	$56,722	$6,441,887

Loans, gross:
Ending balance	$151,796,403	$48,686,595	$33,504,726	$11,700,831	n/a	$245,688,555

Ending balance, individually evaluated for impairment	$34,161,377	$6,083,771	$2,346,811	$105,422	n/a	$42,697,381

Ending balance, collectively evaluated for impairment	$117,635,026	$42,602,824	$31,157,915	$11,595,409	n/a	$202,991,174

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2011 and 2010 within the commercial real estate loan segment are summarized below:

	Construction & Development	Owner- Occupied	Non Owner- Occupied	Total Commercial Real Estate
As of and for the Year Ended December 31, 2011
Allowance for loan losses:
Balance, beginning of year	$7,133,461	$124,729	$184,751	$7,442,941
Provision for loan losses	3,513,853	413,066	81,956	4,008,875
Charge-offs	(6,443,632)	(170,431)	(85,908)	(6,699,971)
Recoveries	22,854	750	—	23,604

Ending balance	$4,226,536	$368,114	$180,799	$4,775,449

Ending balance, individually evaluated for impairment	$1,499,064	$250,402	$119,221	$1,868,687

Ending balance, collectively evaluated for impairment	$2,727,472	$117,712	$61,578	$2,906,762

Loans, gross:
Ending balance	$61,947,478	$36,389,057	$27,772,007	$126,108,542

Ending balance, individually evaluated for impairment	$28,349,977	$1,851,306	$3,233,216	$33,434,499

Ending balance, collectively evaluated for impairment	$33,597,501	$34,537,751	$24,538,791	$92,674,043

As of and for the Year Ended December 31, 2010
Allowance for loan losses:
Balance, beginning of year	$5,300,196	$201,942	$157,979	$5,660,117
Provision for loan losses	11,300,962	41,693	26,772	11,369,427
Charge-offs	(9,511,063)	(118,906)	—	(9,629,969)
Recoveries	43,366	—	—	43,366

Ending balance	$7,133,461	$124,729	$184,751	$7,442,941

Ending balance, individually evaluated for impairment	$2,397,895	$35,193	$117,131	$2,550,219

Ending balance, collectively evaluated for impairment	$4,735,566	$89,536	$67,620	$4,892,722

Loans, gross:
Ending balance	$86,972,052	$35,300,711	$29,523,640	$151,796,403

Ending balance, individually evaluated for impairment	$29,242,210	$1,170,156	$3,749,011	$34,161,377

Ending balance, collectively evaluated for impairment	$57,729,842	$34,130,555	$25,774,629	$117,635,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2011 and 2010 are summarized as follows.

	2011	2010
Land	$4,999,873	$4,999,273
Buildings and improvements	10,217,478	10,980,513
Furniture and equipment	5,056,089	5,482,045
Construction-in-progress	20,831	16,300

	20,294,271	21,478,131
Accumulated depreciation and amortization	(8,583,678)	(9,370,667)

Premises and equipment, net	$11,710,593	$12,107,464

Included in land are four parcels acquired for future branch expansion totaling $1,580,899 at December 31, 2011 and 2010. At December 31, 2011, the Company had no material commitments for capital expenditures.

Depreciation and amortization expense amounted to $705,507, $745,960 and $818,786 for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company owned all its facilities. On December 10, 2010, the Company closed a leased branch facility in Glynn County, Georgia. The lease expense associated with this branch facility amounted to $23,744 in 2010 and 2009. Total lease expense associated with the operating leases on this facility and other equipment amounted to $61,760, $89,300 and $87,800 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company had no capital leases as of December 31, 2011. The Company has commitments of $14,865, $13,080 and $9,810 for the years ending December 31, 2012, 2013 and 2014, respectively, under two equipment operating leases as of December 31, 2011.

NOTE 6. DEPOSITS

Interest-bearing deposits as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Interest-bearing demand (NOW and money market)	$129,875,212	$127,630,650
Savings	57,854,228	54,033,413
Time under $100,000	63,165,905	68,537,877
Time $100,000 to $250,000	38,849,604	44,268,187
Time over $250,000	16,513,992	25,347,473

Total interest-bearing deposits	$306,258,941	$319,817,600

The Company had no brokered, Internet or other out-of-market deposits as of December 31, 2011 or 2010.

Overdraft demand and savings deposits reclassified to loans totaled $113,842 and $107,914 at December 31, 2011 and 2010, respectively.

The total public funds on deposit at December 31, 2011 and 2010 were approximately $68,055,000 and $69,189,000, respectively. At December 31, 2011 and 2010, deposits of one local municipality totaled approximately $24,565,000 and $24,402,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. DEPOSITS (Continued)

Interest expense on deposits for the years ended December 31, 2011, 2010 and 2009 follows.

Years Ended December 31,	2011	2010	2009
Interest-bearing demand (NOW and money market)	$592,868	$822,296	$719,625
Savings	268,079	383,435	426,013
Time under $100,000	1,084,433	1,606,275	2,168,628
Time $100,000 to $250,000	755,867	1,054,089	2,117,406
Time over $250,000	372,990	587,943	N/A

Total interest expense on deposits	$3,074,237	$4,454,038	$5,431,672

For the year ended December 31, 2009, the Company did not segregate its accounting of interest expense between time deposits with balances of $100,000 to $250,000 and time deposits with balances greater than $250,000. For that year, the amount reported is the total interest expense for all time deposits with balances of $100,000 or more.

The scheduled maturities of time deposits as of December 31, 2011 were as follows:

Years Ended December 31,
2012	$109,914,104
2013	5,471,530
2014	1,461,035
2015	567,189
2016	1,038,530
Later	77,113

Total time deposits	$118,529,501

NOTE 7. SHORT-TERM BORROWINGS

At December 31, 2010, the Company had $762,782 in U.S. Treasury demand notes outstanding. The demand notes represented treasury, tax and loan funds collected by the Company for remittance to the U.S. Treasury upon demand. Under the program, the U.S. Treasury did not charge the Company interest on these short-term borrowings in 2011 or 2010. The Company pledged securities with a carrying value of $1,921,098 as collateral to the U.S. Treasury at December 31, 2010. Effective January 1, 2012, the U.S. Treasury discontinued the bank retention program for treasury, tax and loan funds. As of December 31, 2011, the Company had no amounts outstanding in U.S. Treasury demand notes.

For the years ended December 31, 2011 and 2010, the average balance of U.S. Treasury demand notes outstanding were $603,923 and $632,306, respectively, while the maximum amounts outstanding during those years were $1,824,060 and $1,888,810, respectively.

NOTE 8. ADVANCES FROM THE FEDERAL HOME LOAN BANK

Listed below is a summary of the advances from the FHLB as of December 31, 2011 and 2010.

	2011	2010
Fixed rate advance due July 30, 2012 with interest payable quarterly at a rate of 2.35%	$2,500,000	$2,500,000
Fixed rate advance due July 29, 2013 with interest payable quarterly at a rate of 2.89%	2,500,000	2,500,000

Total FHLB advances outstanding	$5,000,000	$5,000,000

At December 31, 2011, the Bank had pledged $5,000,000 in cash on deposit at the FHLB as collateral on the advances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 follow.

	2011	2010	2009
Federal:
Current	$—	($2,101,875)	$38,707
Deferred	(2,687,328)	(2,545,957)	(422,907)
Change in valuation allowance	2,687,328	4,777,526	—

	—	129,694	(384,200)
State	—	(321,793)	(128,379)

Total income tax benefit	$—	($192,099)	($512,579)

The Company’s income tax expense (benefit) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences for the years ended December 31, 2011, 2010 and 2009 follows.

	2011	2010	2009
Tax at statutory rate	($1,697,414)	($4,364,601)	$75,313
Increase (decrease) resulting from:
Prior year deferred tax accrual differences	(647,239)	—	—
Tax exempt income, net	(285,133)	(463,705)	(497,807)
State income taxes, net of federal benefit	—	(212,383)	(84,730)
Other items, net	(57,542)	71,064	(5,355)

Income tax benefit	(2,687,328)	(4,969,625)	(512,579)
Change in deferred tax valuation allowance	2,687,328	4,777,526	—

Income tax benefit	$—	($192,099)	($512,579)

The components of the net deferred tax liability at December 31, 2011 and 2010 follow.

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforward	$3,857,666	$1,021,964
Other real estate	1,433,894	791,222
Allowance for loan losses	1,082,726	2,491,368
Nonaccrual loan interest	853,739	271,819
Tax credit carryforward	156,255	156,255
Unrealized gains on securities available-for-sale	(275,361)	(138,263)
Other	80,574	44,898

	7,189,493	4,639,263
Valuation allowance	(7,464,854)	(4,777,526)

Net deferred tax liability	($275,361)	($138,263)

No deferred tax assets have been recorded for state tax benefits.

A valuation allowance is recorded for deferred tax assets if, based on available evidence, it is more-likely-than-not that all or some portion of the underlying tax benefits may not be realizable. All sources of taxable income available to utilize the deferred tax assets are considered in making this assessment, including taxable income in carryback years, future reversals of existing temporary differences, any tax planning strategies and future taxable income (exclusive of reversals of temporary differences and rollforwards). The predictability of future taxable income is the most subjective of these sources. The presence of cumulative losses in recent years, or a significant loss in a single year, is considered significant negative evidence, rendering reliance on future taxable income to fully realize a deferred tax asset difficult. Judgment is a critical element in making this assessment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES (Continued)

During 2011 and 2010, the Company sustained significant operating losses due predominantly to provisions for loan losses and losses on other real estate owned. The positive evidence supporting future earnings as a source of utilizing the deferred tax assets was insufficient to overcome the negative evidence due to the sheer size of the losses to be absorbed. As a result, the Company recorded a valuation allowance of $7,464,854 and $4,777,526 at December 31, 2011 and 2010, respectively, to offset the deferred tax assets identified as of those dates.

At December 31, 2011, the Company had certain tax credits and loss carryforwards which will be available to reduce the Company’s income tax liability in future years. Federal alternative minimum tax credits totaled $156,255 and have an unlimited carryforward period. State tax credits totaled $632,293 and have various expiration dates through the year 2021. Federal and state net operating loss carryforwards outstanding at December 31, 2011 approximated $11,395,000 and $13,436,000, respectively. These losses can be carried forward for up to 20 years and have various expiration dates through the year 2031.

NOTE 10. EMPLOYEE BENEFIT PLAN

The Company provides an employee 401(k) plan for qualified employees. The 401(k) plan allows participants to defer a portion of their compensation and provides that the Company may match a portion of the participants’ deferred compensation. This discretionary matching percentage was 4% in 2011 and 2010 and 6% in 2009. The plan also provides for non-elective and discretionary profit sharing contributions to be made by the Company at the sole discretion of the Board of Directors to plan participants based on compensation and years of service. The employer contributions vest over a five-year period after the employee reaches two years of service. Aggregate expense under the plan charged to salaries and employee benefits expense during 2011, 2010 and 2009 amounted to $230,921, $243,630 and $312,686, respectively.

NOTE 11. STOCK OPTION PLAN AND STOCK-BASED EMPLOYEE COMPENSATION

Under the Company’s 2006 Stock Option Plan (the “Plan”), which was approved by the Company’s shareholders in June 2007, the Board of Directors may grant up to 150,000 stock options to employees of the Company to attract and retain key personnel in the Company and to better align the interests of employees with those of shareholders. Options granted have an exercise price equal to the fair market value of the Company’s stock on the grant date and vest 25% per year over four consecutive years of service following the grant date. The Plan provides for “incentive stock options” and “non-qualified stock options”. The incentive stock options are intended to qualify under Section 422 of the Internal Revenue Code for favorable tax treatment. To-date, only incentive stock options have been granted. It is the Company’s policy to issue new shares for stock option exercises. At December 31, 2011, there were 79,750 options available for grant under the Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCK OPTION PLAN AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

A summary of the status of the Plan at December 31, 2011, 2010 and 2009 and changes during the years ended on those dates follows.

	2011		2010		2009
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Under option, beginning of year	70,250	$15.23	83,500	$15.25	42,000	$19.50
Granted	—	—	—	—	41,750	11.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	(13,250)	15.33	(250)	19.50
Expired	—	—	—	—	—	—

Under option, end of year	70,250	$15.23	70,250	$15.23	83,500	$15.25

Exercisable at end of year	43,875	$16.09	26,313	$16.65	10,438	$19.50

Weighted average fair value per option of options granted during year		$—		$—		$1.94

Total grant date fair value of options vested during the year		$45,359		$50,084		$33,713

Total intrinsic value of options exercised during the year		$—		$—		$—

The following table presents information on stock options outstanding as of December 31, 2011, 2010 and 2009. No forfeitures have been assumed.

	2011	2010	2009
Options outstanding:
Number	70,250	70,250	83,500
Range of exercise prices	$11.00 - $19.50	$11.00 - $19.50	$11.00 - $19.50
Weighted average exercise price	$15.23	$15.23	$15.25
Aggregate intrinsic value	$—	$—	$—
Weighted average remaining contractual term (years)	6.35	7.35	8.46

Options exercisable:
Number	43,875	26,313	10,438
Range of exercise prices	$11.00 - $19.50	$11.00 - $19.50	$19.50
Weighted average exercise price	$16.09	$16.65	$19.50
Aggregate intrinsic value	$—	$—	$—
Weighted average remaining contractual term (years)	6.25	7.18	7.96

The aggregate intrinsic value in the previous table represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price at December 31 and the option exercise price, multiplied by the number of options outstanding) that would have been received by the option holders had all option holders exercised their options on December 31. Since the Company’s closing stock price was less than the exercise price of the options outstanding at December 31, 2011, 2010 and 2009, the options had no intrinsic value on those dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCK OPTION PLAN AND STOCK-BASED EMPLOYEE COMPENSATION (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions listed in the table below. Expected volatilities are based on historical volatility of a peer group of the Company’s stock. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted in 2011 or 2010.

Years Ended December 31,	2011	2010	2009
Expected dividend yield	—	—	4.36%
Expected stock price volatility	—	—	24.64%
Risk-free interest rate	—	—	3.48%
Expected life of options (years)	—	—	8.6

Stock-based compensation expense included in noninterest expense totaled $45,359, $45,972 and $42,908 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, there was approximately $42,308 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.29 years.

NOTE 12. TREASURY STOCK

Initial authorizations permitted the purchase of up to $15,000,000 in treasury stock. In 2010, the Company suspended the treasury stock purchase program until its operating performance improved and credit losses abated. Prior to the suspension in 2010, the Company purchased 9,143 shares at an average price of $10.00 per share, and in 2009, the Company purchased 37,800 shares at an average price of $11.98 per share. Since its inception in 2000, the treasury stock purchase program has reduced the Company’s outstanding stock from 3,580,797 shares to 3,129,388 shares. The remaining amount available for purchase of stock under the program is $6,105,539. However, regulatory approval will be required prior to additional stock purchases.

NOTE 13. EARNINGS (LOSS) PER COMMON SHARE

The components used to calculate basic and diluted earnings (loss) per share for the years ended December 31, 2011, 2010 and 2009 follows.

	2011	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$(4,992,394)	$(12,644,963)	$734,087

Weighted average common shares outstanding	3,129,388	3,131,642	3,155,757

Basic earnings (loss) per common share	$(1.60)	$(4.04)	$0.23

Diluted earnings (loss) per share:
Net income (loss)	$(4,992,394)	$(12,644,963)	$734,087

Weighted average common shares outstanding	3,129,388	3,131,642	3,155,757
Effect of dilutive stock options	—	—	—

Weighted average diluted common shares outstanding	3,129,388	3,131,642	3,155,757

Diluted earnings (loss) per common share	$(1.60)	$(4.04)	$0.23

For the years ended December 31, 2011, 2010 and 2009, options to purchase of 70,250, 70,250 and 83,500, respectively, were outstanding but not included in the computation of earnings (loss) per share because they were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. NONINTEREST INCOME AND EXPENSE

Other noninterest income for the years ended December 31, 2011, 2010 and 2009 follows.

	2011	2010	2009
Commissions, insurance products	$65,818	$94,004	$116,954
Mortgage origination fees	43,666	61,739	188,137
Bank card and credit card fees	633,373	550,734	432,984
Earnings on bank-owned life insurance	235,163	238,212	245,830
Other noninterest income	475,868	418,263	511,324

Total noninterest income	$1,453,888	$1,362,952	$1,495,229

Other noninterest expense for the years ended December 31, 2011, 2010 and 2009 follows.

	2011	2010	2009
FDIC insurance	$627,088	$767,379	$685,243
Legal and accounting fees	558,386	481,064	425,781
Taxes and insurance expense	249,748	237,630	183,488
Director and committee fees	108,250	111,625	121,600
Advertising, marketing and supplies	361,749	385,434	444,636
Postage and courier expense	262,721	272,455	270,063
Service charges and fees	528,765	525,054	527,890
Amortization of intangible assets	—	—	43,661
Other real estate and repossessed asset expense	290,919	230,946	96,507
Other operational losses	240,565	245,258	202,188
Other noninterest expense	113,567	156,748	126,994

Total noninterest expense	$3,341,758	$3,413,593	$3,128,051

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES

Loan Commitments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the statements of condition. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Bank’s commitments as of December 31, 2011 and 2010 follows.

	2011	2010
Commitments to extend credit	$19,882,608	$29,542,124
Standby letters of credit	2,646,751	2,142,767

Total unfunded commitments	$22,529,359	$31,684,891

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Bank deems necessary.

Public Deposits

The Bank holds public deposits for local municipalities and agencies in Georgia and Florida. Both states have laws requiring banks to collateralize public deposits in excess of FDIC insurance limits. The amount of collateral required varies by state and may also vary by bank within each state depending on that state’s risk assessment process. In Florida, the state also requires a cross-guarantee among all banks participating in their public depository program. The state of Florida uses a pooled collateral method, whereby the collateral of a defaulting bank is liquidated to the extent necessary to recover the loss of any public deposits not insured by the FDIC or assumed by an acquiring institution. To the extent the collateral is insufficient, the remaining public deposit balances at the defaulting bank are recovered through an assessment on all other banks participating in the Florida public depository program. The exposure to the Bank for this guarantee depends on multiple factors, including the amount of public funds held by the Bank and other banks in Florida and the amount of collateral coverage associated with a defaulting bank. The state of Florida requires monthly reporting to monitor each participating bank’s deposit and collateral positions. To date, the Bank has not had to pay a claim under this guarantee. Management does not believe this guarantee represents a material exposure to the Company.

Other Commitments and Guarantees

In the normal course of business, the Company and its subsidiaries enter into indemnification agreements and provide standard representations and warranties in connection with numerous transactions. The extent of the Company’s obligations under these agreements depends upon the occurrence of future events; therefore, the Company’s potential future liability under these arrangements is not determinable.

In the normal course of business, the Company and its subsidiaries enter into certain contractual obligations for lease agreements, capital expenditures and service contracts. At December 31, 2011, the Company had a contractual commitment for a service contract for software and hardware maintenance and dataline communications requiring annual payments of approximately $360,000 through March 2014. Certain other contractual commitments are discussed more fully in Note 5.

Off-Balance Sheet Derivative Financial Instruments

The Company has not invested in off-balance sheet derivative financial instruments such as swaps, options or forward rate contracts.

Contingencies

In the normal course of business, the Company and its subsidiaries are involved in various legal proceedings. In the opinion of management, any liability resulting from any such pending proceedings would not have a material adverse effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. CONCENTRATIONS OF CREDIT

The Bank originates commercial, agricultural, residential and consumer loans to customers primarily in markets served by the Bank. The ability of the majority of the Bank’s customers to honor their contractual obligations is dependent on the local economies and the real estate markets in the geographical areas served by the Bank. The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the Bank’s statutory capital net of intangible assets, or approximately $9,787,000.

As of December 31, 2011, approximately 85.6% of the Bank’s loan portfolio was concentrated in loans secured by real estate. A substantial portion of these loans are in the Bank’s primary market areas. In addition, the Bank’s foreclosed assets are located in those same markets. Accordingly, the ultimate collectability of the Bank’s loan portfolio and the recovery of the carrying amount of foreclosed assets are susceptible to changes in market conditions in the Bank’s market areas. The other significant concentrations of credit by loan segment are set forth in Note 4.

NOTE 17. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets, as such terms are defined in the regulations. To be considered adequately capitalized, the Company and the Bank must maintain a minimum total capital to risk-weighted assets ratio of 8.0%, Tier 1 capital to risk-weighted assets ratio of 4.0% and Tier 1 capital to average assets ratio of 4.0%. In addition to these minimum capital ratios, the Bank is required by its federal and state banking regulators to maintain a minimum Tier 1 capital to average assets ratio of 8.0%.

As of December 31, 2011, the most recent regulatory notification categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be considered “well capitalized”, the Bank must maintain a minimum total capital to risk-weighted assets ratio of 10.0%, Tier 1 capital to risk-weighted assets ratio of 6.0% and Tier 1 capital to average assets ratio of 5.0%. No conditions or events have occurred since that notification that management believes would change this classification.

Due to its elevated level of nonperforming assets, the Company and the Bank must obtain regulatory approval prior to the payment of a dividend to shareholders. Also, the Company is restricted from incurring additional debt and purchasing or redeeming treasury stock without prior regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are presented in the following table. All dollar amounts have been rounded to the nearest thousand.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2011
Total Capital to Risk Weighted Assets:
Consolidated	$42,660,000	17.63%	$19,353,000	8.00%	N/A
Bank	$41,422,000	17.12%	$19,353,000	8.00%	$24,192,000	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$39,590,000	16.37%	$9,676,000	4.00%	N/A
Bank	$38,345,000	15.85%	$9,677,000	4.00%	$14,515,000	6.00%
Tier 1 Capital to Average Assets:
Consolidated	$39,590,000	9.70%	$16,324,000	4.00%	N/A
Bank	$38,345,000	9.40%	$16,318,000	4.00%	$20,398,000	5.00%

As of December 31, 2010
Total Capital to Risk Weighted Assets:
Consolidated	$48,122,000	17.16%	$22,436,000	8.00%	N/A
Bank	$43,822,000	15.68%	$22,361,000	8.00%	$27,951,000	10.00%
Tier 1 Capital to Risk Weighted Assets:
Consolidated	$44,537,000	15.88%	$11,218,000	4.00%	N/A
Bank	$40,249,000	14.40%	$11,180,000	4.00%	$16,771,000	6.00%
Tier 1 Capital to Average Assets:
Consolidated	$44,537,000	10.29%	$17,313,000	4.00%	N/A
Bank	$40,249,000	9.32%	$17,273,000	4.00%	$21,591,000	5.00%

NOTE 18. FAIR VALUE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (Continued)

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

Assets Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for investment securities available-for-sale. The Company does not currently measure any other assets or liabilities at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes, or exchange-traded equities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2, include U.S. Government-sponsored enterprise securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. Due to limited activity and less transparency regarding input factors, one corporate debt obligation was classified in level 3 at December 31, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (Continued)

Securities measured at fair value on a recurring basis are presented as follows.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
December 31, 2011
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency securities	$—	$13,573,816	$—	$13,573,816
U.S. Government-sponsored enterprise securities	—	6,637,011	—	6,637,011
Agency residential mortgage-backed securities	—	41,984,664	—	41,984,664
Obligations of states and political subdivisions	—	17,012,322	—	17,012,322
Corporate debt obligations	—	8,293,860	500,000	8,793,860

Total investment securities	$—	$87,501,673	$500,000	$88,001,673

December 31, 2010
Investment securities available-for-sale:
Debt securities:
U.S. Government and agency securities	$—	$4,738,534	$—	$4,738,534
U.S. Government-sponsored enterprise securities	—	33,668,037	—	33,668,037
Agency residential mortgage-backed securities	—	10,965,621	—	10,965,621
Obligations of states and political subdivisions	—	16,821,004	—	16,821,004
Corporate debt obligations	—	7,606,707	500,000	8,106,707

Total investment securities	$—	$73,799,903	$500,000	$74,299,903

The corporate debt obligation measured at fair value using level 3 inputs at December 31, 2011 and 2010 comprised one trust preferred security with a cost basis of $500,000, for which there is currently no active market. Like most of the Company’s other corporate debt holdings, this security is also an issue of a bank/bank holding company domiciled in the southeastern United States. No transfers or activity involving other securities occurred within the level 3 category during 2011. In 2010, the Company transferred $5,660,214 in corporate debt obligations from level 3 to level 2. The transfer, effective the beginning of 2010, resulted from increased transparency in input factors provided by a third party pricing service. Should transparency in input factors diminish, additional obligations could be classified as level 3 assets in the future. No transfers were made between level 1 or 2 assets measured at fair value on a recurring basis during 2011 or 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (Continued)

During 2011, the Company recognized losses of $6,939,881 on impaired loans outstanding through the allowance for loan losses. At December 31, 2011, impaired loans with an aggregate outstanding book balance of $44,961,760 were measured and reported net of specific allowances at a fair value of $42,583,647. In 2010, the Company recognized losses of $12,556,482 on impaired loans outstanding through the allowance for loan losses. At December 31, 2010, impaired loans with an aggregate outstanding book balance of $45,832,442 were measured and reported net of specific allowances at a fair value of $42,252,033. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate collateral, the Company classified all impaired loans in level 3 at December 31, 2011 and 2010.

Other real estate is recorded at fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations resulting primarily from updated appraisals or observations of comparable sales prices are included in noninterest expense. During 2011, devaluations (or write-downs) of other real estate outstanding at December 31, 2011 totaled $2,051,329. In 2010, devaluations of other real estate outstanding at December 31, 2010 amounted to $1,970,545. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate types, the Company classified all foreclosed real estate in level 3 at December 31, 2011 and 2010.

Level 3 assets also include FHLB stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The Company evaluated its holding in FHLB stock at December 31, 2011 and 2010 and determined no impairment charge was necessary. Other assets are similarly evaluated under fair value accounting on a nonrecurring basis.

The table below presents the Company’s outstanding assets for which a nonrecurring change in fair value was recorded during the years ended December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall. Assets reviewed for impairment such as level 3 FHLB stock, but for which no corresponding impairment charge was recorded, are not included in these totals.

	Fair Value Measurements Using
For the Year Ended	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Losses for the Year
December 31, 2011
Assets:
Impaired loans	$—	$—	$42,583,647	$42,583,647	$(6,939,881)
Other real estate	—	—	6,407,885	6,407,885	(2,051,329)

Total fair value of assets on a nonrecurring basis	$—	$—	$48,991,532	$48,991,532	$(8,991,210)

December 31, 2010
Assets:
Impaired loans	$—	$—	$42,252,033	$42,252,033	$(12,556,482)
Other real estate	—	—	7,454,748	7,454,748	(1,970,545)

Total fair value of assets on a nonrecurring basis	$—	$—	$49,706,781	$49,706,781	$(14,527,027)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. FAIR VALUE (Continued)

As disclosed above, the loss amount shown for impaired loans include charge-offs as well as the provision allocated for those loans during 2011 and 2010. The loss amount for other real estate does not include charge-offs recognized on those credits prior to foreclosure of the underlying collateral. No transfers were made between level 1, 2, and 3 assets evaluated under fair value accounting on a nonrecurring basis during 2011 or 2010. Additionally, no nonrecurring change in fair value was recognized on any liabilities during 2011 or 2010.

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

•

U.S. Treasury demand notes and other variable rate borrowings are fairly valued at their carrying amounts. Fair values for other borrowings, including FHLB advances with fixed rates, are based on quoted market prices for similar instruments or estimated using discounted cash flow analysis and the Company’s current incremental borrowing rate for similar instruments.

•	The carrying amount of accrued interest and other financial assets approximates their fair values.

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated statements of condition at December 31, 2011 and 2010, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$99,148,053	$99,148,053	$80,868,505	$80,868,505
Investment securities available-for-sale	88,001,673	88,001,673	74,299,903	74,299,903
Net loans	195,486,544	196,444,309	235,707,989	237,411,612
Accrued interest receivable	1,244,509	1,244,509	1,487,126	1,487,126
Other financial assets	964,700	964,700	1,173,700	1,173,700

Financial liabilities:
Deposits	$369,871,792	$370,622,206	$375,195,119	$376,619,703
U.S. Treasury demand note	—	—	762,782	762,782
FHLB advances	5,000,000	5,130,998	5,000,000	5,191,353
Accrued interest payable	818,457	818,457	1,287,916	1,287,916

Bank premises and equipment, customer relationships, deposit base, and other information needed to compute the Company’s aggregate fair value are not included in the table above. Accordingly, the fair values above are not intended to represent the underlying market value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. PARENT COMPANY FINANCIAL INFORMATION

The condensed, parent-only statements of condition as of December 31, 2011 and 2010 for Southeastern Banking Corporation follow.

	2011	2010
ASSETS
Cash in subsidiary bank	$1,223,130	$3,142,176
Investment securities available-for-sale	—	452,500
Investment in subsidiaries, at equity	38,924,057	40,588,291
Other assets	—	624,092

Total assets	$40,147,187	$44,807,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$22,532	$1,500

Shareholders’ Equity
Common stock	4,475,996	4,475,996
Additional paid-in capital	1,541,027	1,495,668
Retained earnings	42,467,569	47,459,963
Treasury stock, at cost	(8,894,461)	(8,894,461)
Accumulated other comprehensive income	534,524	268,393

Total shareholders’ equity	40,124,655	44,805,559

Total liabilities and shareholders’ equity	$40,147,187	$44,807,059

The condensed, parent-only statements of operations for the years ended December 31, 2011, 2010 and 2009 for Southeastern Banking Corporation follow.

	2011	2010	2009
Income:
From subsidiaries:
Dividends	$—	$—	$800,000
Interest	6,997	31,010	36,922
Other interest income	2,588	27,882	77,334
Net loss on sales of investment securities	(18,191)	—	(77,199)
Other income	51,531	—	—

Total income	42,925	58,892	837,057

Operating expenses	85,559	70,449	69,968

Income (loss) before income tax benefit and equity in undistributed income (loss) (distributions in excess of earnings) of subsidiaries	(42,634)	(11,557)	767,089
Income tax benefit	—	(29,573)	(10,461)

Income (loss) before equity in undistributed income (loss) (distributions in excess of earnings) of subsidiaries	(42,634)	18,016	777,550
Equity in undistributed income (loss) (distributions in excess of earnings) of subsidiaries	(4,949,760)	(12,662,979)	(43,463)

Net income (loss)	$(4,992,394)	$(12,644,963)	$734,087

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. PARENT COMPANY FINANCIAL INFORMATION (Continued)

The condensed, parent-only statements of cash flows for the years ended December 31, 2011, 2010 and 2009 for Southeastern Banking Corporation follow.

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,992,394)	$(12,644,963)	$734,087
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion, net	(353)	(3,508)	(9,409)
Deferred income tax provision (benefit)	—	(2,174)	310,918
Net loss on sales of investment securities	18,191	—	77,199
Equity in undistributed income (loss) (distributions in excess of earnings) of subsidiaries	4,949,760	12,662,979	43,463
Decrease in interest receivable	9,210	—	34,488
Net change in income tax receivable or payable	418,390	312,027	(88,075)
Net change in intercompany receivable or payable	183,118	(183,118)	(1,024,681)
Net decrease in other assets	—	—	58,013
Net increase in other liabilities	21,032	1,500	—

Net cash provided by operating activities	606,954	142,743	136,003

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to the Bank	(3,000,000)	—	—
Proceeds from sales of investment securities	474,000	—	2,202,240

Net cash provided by (used in) investing activities	(2,526,000)	—	2,202,240

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	—	(91,430)	(452,999)
Dividends paid	—	(407,416)	(947,745)

Net cash used in financing activities	—	(498,846)	(1,400,744)

Net increase (decrease) in cash and cash equivalents	(1,919,046)	(356,103)	937,499

Cash and cash equivalents at beginning of year	3,142,176	3,498,279	2,560,780

Cash and cash equivalents at end of year	$1,223,130	$3,142,176	$3,498,279

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), Treasurer, and other members of management as of December 31, 2011. The Company’s disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Based upon their controls evaluation, the CEO and Treasurer have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or omissions. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors of the Company. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

There have been no significant changes in the Company’s internal controls over financial reporting during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2012 (“Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

The consolidated financial statements and related notes and the independent auditor’s report are included in Item 8 of this Report.

2.	Financial Statement Schedules.

All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Index to Exhibits:

Exhibit 3	Articles of Incorporation and By-Laws, incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

Exhibit 4	Specimen Common Stock Certificate, incorporated by reference from Form 8-A filed April 30, 2001.

Exhibit 10	2006 Stock Option Plan, as amended and restated effective January 1, 2008, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit 21	Subsidiaries of the Company.

Exhibit 31.1	Rule 13a-14(a) Certification of CEO.

Exhibit 31.2	Rule 13a-14(a) Certification of Treasurer.

Exhibit 32	Section 1350 Certification of CEO/Treasurer.

Exhibit 101	Interactive Data Files furnished pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ CORNELIUS P. HOLLAND, III
Cornelius P. Holland, III
President and Chief Executive Officer

By:	/s/ DONALD J. TORBERT, JR.
Donald J. Torbert, Jr.
Treasurer
(Principal Accounting Officer)

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ CORNELIUS P. HOLLAND, III	President and Chief Executive Officer; Director	March 26, 2012
Cornelius P. Holland, III

/s/ DONALD J. TORBERT, JR.	Treasurer (Principal Accounting Officer)	March 26, 2012
Donald J. Torbert, Jr.

/s/ ALYSON G. BEASLEY	Executive Vice President; Director	March 28, 2012
Alyson G. Beasley

/s/ DAVID H. BLUESTEIN	Director	March 26, 2012
David H. Bluestein

/s/ ALVA J. HOPKINS, III	Director	March 26, 2012
Alva J. Hopkins, III

/s/ DONALD R. MCCUE	Director	March 26, 2012
Donald R. McCue