Form 10-Q
period 2012-03-31
SOUTHEASTERN BANKING CORP
filed 2012-05-15
CIK 353386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2012, the Registrant had 3,129,388 shares of common stock, par value $1.25 per share, outstanding.

Part I – Financial Information

Item 1.	Consolidated Financial Statements.

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$8,658,466	$13,054,299
Interest-bearing deposits in other banks	101,006,159	83,943,754
Federal funds sold	2,150,000	2,150,000

Cash and cash equivalents	111,814,625	99,148,053

Investment securities available-for-sale	85,235,183	88,001,673

Loans, gross	192,552,313	202,308,311
Unearned income	(43,476)	(45,166)
Allowance for loan losses	(6,511,814)	(6,776,601)

Net loans	185,997,023	195,486,544

Premises and equipment, net	11,515,253	11,710,593
Bank-owned life insurance, at cash surrender value	6,032,527	5,973,805
Other real estate	16,664,485	12,653,580
Other assets	3,429,062	3,635,630

Total assets	$420,688,158	$416,609,878

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$75,921,426	$63,612,851
Interest-bearing demand, savings, and time deposits	298,267,646	306,258,941

Total deposits	374,189,072	369,871,792

Federal Home Loan Bank advances	5,000,000	5,000,000
Other liabilities	1,514,438	1,613,431

Total liabilities	380,703,510	376,485,223

Shareholders’ Equity:
Common stock, $1.25 par value	4,475,996	4,475,996
Additional paid-in-capital	1,549,228	1,541,027
Retained earnings	42,078,986	42,467,569
Treasury stock, at cost	(8,894,461)	(8,894,461)
Accumulated other comprehensive income	774,899	534,524

Total shareholders’ equity	39,984,648	40,124,655

Total liabilities and shareholders’ equity	$420,688,158	$416,609,878

Common shares issued	3,580,797	3,580,797
Common shares authorized	10,000,000	10,000,000
Common shares outstanding	3,129,388	3,129,388
Treasury shares	451,409	451,409

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011

Interest income:
Interest and fees on loans	$2,821,763	$3,377,795
Interest on investment securities:
Taxable	494,364	455,343
Tax-exempt	109,887	146,520
Other interest income	54,199	51,186

Total interest income	3,480,213	4,030,844

Interest expense:
Interest on deposits	503,745	917,767
Interest on Federal Home Loan Bank advances	32,571	32,301

Total interest expense	536,316	950,068

Net interest income	2,943,897	3,080,776

Provision for loan losses	600,000	660,000

Net interest income after provision for loan losses	2,343,897	2,420,776

Noninterest income:
Service charges on deposit accounts	527,690	550,877
Net loss on sales of investment securities available-for-sale	(10,866)	(18,191)
Other noninterest income	350,659	337,434

Total noninterest income	867,483	870,120

Noninterest expense:
Salaries and employee benefits	1,709,092	1,682,707
Occupancy and equipment expense, net	637,663	612,777
Net (gain) loss on sales of assets	15,631	(22,029)
Write-downs on other real estate	469,790	161,127
Other noninterest expense	767,787	830,127

Total noninterest expense	3,599,963	3,264,709

Income (loss) before income tax benefit	(388,583)	26,187
Income tax benefit	0	0

Net income (loss)	$(388,583)	$26,187

Basic and diluted earnings (loss) per common share	$(0.12)	$0.01

Basic and diluted weighted average common shares outstanding	3,129,388	3,129,388

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011

Net income (loss)	$(388,583)	$26,187

Other comprehensive income:
Unrealized holding gains on investment securities available-for-sale arising during the period, net of tax of $120,135 and $14,334	233,203	27,825
Reclassification adjustment for net loss on sales of investment securities available-for-sale included in net income (loss), net of tax benefit of ($3,694) and ($6,185)	7,172	12,006

	240,375	39,831

Comprehensive income (loss)	$(148,208)	$66,018

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Common Stock		Additional			Accumulated Other
	Shares	Par Value	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive Income	Total

Balance, December 31, 2010	3,129,388	$4,475,996	$1,495,668	$47,459,963	$(8,894,461)	$268,393	$44,805,559
Net income	0	0	0	26,187	0	0	26,187
Other comprehensive income	0	0	0	0	0	39,831	39,831
Stock-based compensation	0	0	11,340	0	0	0	11,340

Balance, March 31, 2011	3,129,388	$4,475,996	$1,507,008	$47,486,150	$(8,894,461)	$308,224	$44,882,917

Balance, December 31, 2011	3,129,388	$4,475,996	$1,541,027	$42,467,569	$(8,894,461)	$534,524	$40,124,655
Net loss	0	0	0	(388,583)	0	0	(388,583)
Other comprehensive income	0	0	0	0	0	240,375	240,375
Stock-based compensation	0	0	8,201	0	0	0	8,201

Balance, March 31, 2012	3,129,388	$4,475,996	$1,549,228	$42,078,986	$(8,894,461)	$774,899	$39,984,648

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(388,583)	$26,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	432,062	192,511
Provision for loan losses	600,000	660,000
Net loss on sales of investment securities available-for-sale	10,866	18,191
Increase in cash surrender value of bank-owned life insurance	(58,722)	(57,919)
Net (gain) loss on sales of assets	15,631	(22,029)
Write-downs on other real estate	469,790	161,127
Stock-based compensation	8,201	11,340
(Increase) decrease in interest receivable	(6,954)	100,213
Decrease in interest payable	(331,712)	(102,013)
Net change in income tax receivable	28,496	9,953
Decrease in prepaid FDIC assessments	132,000	189,000
Net decrease in other assets	27,298	36,557
Net increase in other liabilities	108,890	65,740

Net cash provided by operating activities	1,047,263	1,288,858

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities available-for-sale	(5,113,194)	(152,101,435)
Proceeds from sales of investment securities available-for-sale	2,834,050	474,000
Proceeds from maturities, calls, and paydowns of investment securities available-for-sale	5,168,700	150,115,547
Net decrease in loans	4,201,775	5,742,537
Capital expenditures, net	(1,200)	(51,525)
Proceeds from sales of assets	211,898	615,125

Net cash provided by investing activities	7,302,029	4,794,249

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,317,280	6,393,214
Net increase in U. S. Treasury demand note	0	279,727

Net cash provided by financing activities	4,317,280	6,672,941

Net increase in cash and cash equivalents	12,666,572	12,756,048

Cash and cash equivalents at beginning of period	99,148,053	80,868,505

Cash and cash equivalents at end of period	$111,814,625	$93,624,553

SOUTHEASTERN BANKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the period for:
Interest	$868,028	$1,052,081

Income taxes refunded	$(28,496)	$(9,953)

NONCASH INVESTING AND FINANCING TRANSACTIONS

Change in unrealized gains on investment securities available-for-sale	$364,204	$60,350

Property acquired through foreclosure or repossession	$4,702,866	$2,032,875

Loans made in connection with sales of other real estate	$15,120	$0

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

Southeastern Banking Corporation (the “Company”) is a bank holding company whose business is conducted primarily by its wholly-owned commercial bank subsidiary, Southeastern Bank (the “Bank”). The Bank was founded in 1888 in Darien, McIntosh County, Georgia. Through the Bank’s 16 branch offices, the Company offers a broad range of commercial and consumer banking products and services to customers located primarily in southeast Georgia and northeast Florida. The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

The Company also owns SBC Financial Services, Inc., a Georgia corporation. This subsidiary was created to provide insurance services. However, there has been no activity in this subsidiary in recent years.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The accounting and reporting policies followed in the presentation of the accompanying unaudited consolidated financial statements are consistent with those described in Note 1 of the notes to the consolidated financial statements included in the Company’s 2011 Form 10-K, as updated by the information contained in this Form 10-Q. In the opinion of management, these consolidated financial statements reflect all adjustments necessary to fairly present such information for the periods and dates indicated. Such adjustments, which include transactions typically determined or settled at year-end, are normal and recurring in nature. All significant intercompany accounts and transactions have been eliminated. The consolidated balance sheet as of December 31, 2011 has been extracted from the audited consolidated balance sheet included in the Company’s 2011 Form 10-K. Certain reclassifications, with no effect on total assets or net operating results, have been made to prior period amounts to conform to the current period presentation.

In preparing the consolidated financial statements in accordance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, the valuation of deferred taxes, other-than-temporary impairment of securities, and fair value measurements. Results of operations for interim periods are not necessarily indicative of trends or results to be expected for the full year, due in part to seasonal variations and unusual or infrequently occurring items.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents income (loss) available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income (loss) that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Since they were non-dilutive, 70,250 equivalent shares related to stock options were excluded from the computation of diluted earnings (loss) per share at March 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	NEW ACCOUNTING PRONOUNCEMENTS

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurement. The new guidance results in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify the proper application of the highest and best use and valuation premise concepts and the fair value measurement of an instrument classified in shareholders’ equity. Additionally, the amendments permit a reporting entity that manages financial instruments on the basis of its net exposure, rather than gross exposure, to measure the underlying financial assets and liabilities at the price that would be received to sell a net asset position or transfer a net liability position for a particular risk in an orderly transaction between market participants at the measurement date and clarify that premiums and discounts in fair value measurements relate to the unit of account, and not size, as a characteristic of an entity’s holding. Expanded disclosure must be provided about valuation processes used for level 3 instruments, including quantitative information on unobservable inputs and sensitivity of fair value measurement to changes in unobservable inputs; use of nonfinancial assets if that use varies from its highest and best use, and that an asset is measured at fair value on the statements of condition or its fair value is based on highest and best use; and categorization by level of the fair value hierarchy for items not measured at fair value on the statements of condition but for which fair value must be disclosed. The amendments are effective for interim and annual periods beginning after December 15, 2011. Adoption of the new guidance has not had a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year that begins after December 15, 2011. The adoption of this guidance has not had a material impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	INVESTMENT SECURITIES

The amortized cost and fair value of securities available-for-sale as of March 31, 2012 and December 31, 2011 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U. S. Government and agency securities	$14,592,058	$194,593	$37,688	$14,748,963
U. S. Government-sponsored enterprise securities	6,250,697	99,960	0	6,350,657
Agency residential mortgage-backed securities	41,356,751	731,242	53,070	42,034,923
Obligations of states and political subdivisions	14,877,161	352,454	48,987	15,180,628
Corporate debt obligations	6,984,426	64,260	128,674	6,920,012

Total investment securities	$84,061,093	$1,442,509	$268,419	$85,235,183

December 31, 2011
U. S. Government and agency securities	$13,405,548	$203,704	$35,436	$13,573,816
U. S. Government-sponsored enterprise securities	6,539,649	97,362	0	6,637,011
Agency residential mortgage-backed securities	41,362,196	703,588	81,120	41,984,664
Obligations of states and political subdivisions	16,539,431	474,377	1,486	17,012,322
Corporate debt obligations	9,344,963	26,158	577,261	8,793,860

Total investment securities	$87,191,787	$1,505,189	$695,303	$88,001,673

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2012 are shown in the table below. In some cases, issuers may have the right to call or prepay obligations without call or prepayment penalties prior to the contractual maturity date. Mortgage-backed securities and U.S. Small Business Administration (“SBA”) securities (included in U.S. Government and agency securities) are shown separately from other debt securities due to customary prepayment features which cause average lives to differ significantly from contractual maturities.

	Amortized Cost	Fair Value
Due within one year	$2,065,680	$2,082,964
Due from one to five years	12,691,253	12,975,272
Due from five to ten years	3,858,621	3,945,667
Due after ten years	9,496,730	9,447,394

	28,112,284	28,451,297
Agency residential mortgage-backed securities	41,356,751	42,034,923
SBA securities	14,592,058	14,748,963

Total investment securities	$84,061,093	$85,235,183

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	INVESTMENT SECURITIES (Continued)

Securities with a carrying value of $60,303,801 and $66,506,077 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and certain borrowing arrangements.

Gains and losses on sales of investment securities for the three months ended March 31, 2012 and 2011 consist of the following:

Three Months Ended March 31,	2012	2011
Gross realized gains	$67,880	$0
Gross realized losses	78,746	18,191

Net realized gain (loss)	$(10,866)	$(18,191)

The following table shows the gross unrealized losses and fair value of the entity’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Gross Unrealized Losses
March 31, 2012
U. S. Government and agency securities	$4,512,163	$37,688	$0	$0	$37,688
U. S. Government-sponsored enterprise securities	0	0	0	0	0
Agency residential mortgage-backed securities	13,338,020	53,070	0	0	53,070
Obligations of states and political subdivisions	2,617,673	48,987	0	0	48,987
Corporate debt obligations	2,426,738	18,001	1,905,396	110,673	128,674

Total investment securities	$22,894,594	$157,746	$1,905,396	$110,673	$268,419

December 31, 2011
U. S. Government and agency securities	$6,411,426	$35,436	$0	$0	$35,436
U. S. Government-sponsored enterprise securities	0	0	0	0	0
Agency residential mortgage-backed securities	17,388,801	81,120	0	0	81,120
Obligations of states and political subdivisions	1,056,886	1,486	0	0	1,486
Corporate debt obligations	2,414,813	32,706	3,825,764	544,555	577,261

Total investment securities	$27,271,926	$150,748	$3,825,764	$544,555	$695,303

Management evaluates the Company’s debt securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market conditions warrant.

At March 31, 2012, there were three corporate debt securities with a fair value of $1,905,396 in the investment portfolio that had been in a continuous unrealized loss position for twelve months or longer. All three corporate debt securities were issued by corporations in the financial services sector in the southeastern United States. The unrealized losses are primarily caused by decreases in profitability and increases in nonperforming assets caused by the economic recession. The Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of its par value, which may be at maturity, it does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio at March 31, 2012 and December 31, 2011 follows.

	March 31, 2012	December 31, 2011
Commercial real estate:
Construction and development	$54,585,016	$61,947,478
Owner-occupied	35,429,350	36,389,057
Non owner-occupied	28,449,221	27,772,007
Residential real estate - mortgage	43,198,837	44,201,750
Other commercial, financial, and agricultural	21,932,452	22,446,349
Consumer, including credit cards	8,957,437	9,551,670

Loans, gross	192,552,313	202,308,311
Unearned income	(43,476)	(45,166)
Allowance for loan losses	(6,511,814)	(6,776,601)

Net loans	$185,997,023	$195,486,544

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

(Unaudited)

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

An aging of past due loans at March 31, 2012 and December 31, 2011 is presented by segment in the following table. Balances presented are based on book balance, or recorded investment.

	Current	Accruing 30 – 89 Days Past Due	Accruing 90+ Days Past Due	Total Accruing Past Due	Nonaccrual	Total
March 31, 2012
Commercial real estate:
Construction and development	$35,922,152	$485,727	$0	$485,727	$18,177,137	$54,585,016
Owner-occupied	34,327,716	594,251	0	594,251	507,383	35,429,350
Non owner-occupied	25,852,023	2,309,519	0	2,309,519	287,679	28,449,221
Residential real estate - mortgage	36,472,947	637,898	0	637,898	6,087,992	43,198,837
Other commercial, financial, and agricultural	20,995,213	546,674	13,065	559,739	377,500	21,932,452
Consumer, including credit cards	8,503,168	223,669	8,086	231,755	222,514	8,957,437

Loans, gross	$162,073,219	$4,797,738	$21,151	$4,818,889	$25,660,205	$192,552,313

December 31, 2011
Commercial real estate:
Construction and development	$37,244,104	$1,237,685	$15,241	$1,252,926	$23,450,448	$61,947,478
Owner-occupied	35,577,301	296,252	202,945	499,197	312,559	36,389,057
Non owner-occupied	27,577,932	41,809	0	41,809	152,266	27,772,007
Residential real estate - mortgage	36,877,541	1,079,051	25,231	1,104,282	6,219,927	44,201,750
Other commercial, financial, and agricultural	21,862,254	199,638	0	199,638	384,457	22,446,349
Consumer, including credit cards	8,934,708	334,259	4,853	339,112	277,850	9,551,670

Loans, gross	$168,073,840	$3,188,694	$248,270	$3,436,964	$30,797,507	$202,308,311

The gross amount of interest income that would have been recorded on nonaccrual loans if all such loans had been accruing interest at their contractual rates approximated $394,000 and $410,000 in the three months ended March 31, 2012 and 2011, respectively. Cash basis interest income actually recognized on nonaccrual loans during the three months ended March 31, 2012 and 2011 totaled approximately $12,000 and $15,000, respectively. The average balance of loans on nonaccrual status during the three months ended March 31, 2012 and 2011 approximated $29,692,000 and $36,229,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loan grades range from one to eight, with one-graded loans having the least credit risk, as defined as follows:

Pass (Grades 1 -4): Loans included in or migrating towards a “pass” grade of one to four carry the lowest risk of loss. Such loans are well-protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less selling costs, of underlying collateral.

Special Mention (Grade 5): Loans in this category have potential weaknesses requiring additional monitoring. These loans are not adversely classified and do not currently have sufficient risk to warrant adverse classification. Substantially all special mention loans are performing.

Substandard (Grade 6): These loans are inadequately supported by the current worth and paying capacity of the obligor or collateral pledged, if any. A distinct possibility of loss exists if the underlying deficiencies are not corrected. At March 31, 2012 and December 31, 2011, all nonaccrual loans were graded substandard.

Doubtful (Grade 7): These loans have all the weaknesses of a substandard loan with the added detriment that full collection or liquidation is highly questionable and improbable on the basis of currently known facts, conditions, and values.

Loss (Grade 8): These loans are deemed uncollectible and have, at best, nominal value. Maintaining these loans on the books, without establishment of specific valuation allowances, is not warranted.

Loans considered doubtful or loss are normally charged-off upon such determination and hence, no balances apply to these categories.

A summary of the loan portfolio by loan risk grade at March 31, 2012 and December 31, 2011 follows.

	Pass (1 – 4)	Special Mention (5)	Substandard (6)	Doubtful (7)	Loss (8)	Total
March 31, 2012
Commercial real estate:
Construction and development	$27,107,196	$3,979,384	$23,498,436	$0	$0	$54,585,016
Owner-occupied	31,623,726	2,552,395	1,253,229	0	0	35,429,350
Non owner-occupied	19,322,806	5,620,172	3,506,243	0	0	28,449,221
Residential real estate - mortgage	35,249,541	938,425	7,010,871	0	0	43,198,837
Other commercial, financial, and agricultural	18,858,212	673,654	2,400,586	0	0	21,932,452
Consumer, including credit cards	8,420,752	197,713	338,972	0	0	8,957,437

Loans, gross	$140,582,233	$13,961,743	$38,008,337	$0	$0	$192,552,313

December 31, 2011
Commercial real estate:
Construction and development	$28,144,755	$4,783,547	$29,019,176	$0	$0	$61,947,478
Owner-occupied	32,314,164	2,803,772	1,271,121	0	0	36,389,057
Non owner-occupied	15,730,741	8,655,785	3,385,481	0	0	27,772,007
Residential real estate - mortgage	34,213,755	2,157,630	7,830,365	0	0	44,201,750
Other commercial, financial, and agricultural	19,096,155	740,654	2,609,540	0	0	22,446,349
Consumer, including credit cards	9,053,857	145,613	352,200	0	0	9,551,670

Loans, gross	$138,553,427	$19,287,001	$44,467,883	$0	$0	$202,308,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans include loans placed on nonaccrual status as well as troubled debt restructurings (“TDRs”), loans past due 90 days or more and still accruing, and other accruing loans individually evaluated for impairment. All of the Company’s impaired loans have a valuation allowance. Impaired loans comprised the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Nonaccrual loans	$25,660,205	$30,797,507
Troubled debt restructurings not included above	10,150,434	9,777,841
Loans past due 90 days or more and still accruing	21,151	248,270
Other accruing loans individually evaluated for impairment	3,029,092	4,138,142

Total impaired loans	$38,860,882	$44,961,760

Valuation allowance related to total impaired loans	$2,458,249	$2,378,113

Total impaired loans are disaggregated by segment and class at March 31, 2012 and December 31, 2011 below:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
As of March 31, 2012
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$23,767,592	$36,563,856	$1,587,389
Owner-occupied	2,156,970	2,372,607	243,861
Non owner-occupied	3,506,243	3,614,308	116,796
Residential real estate - mortgage	6,784,513	9,697,931	408,418
Other commercial, financial, and agricultural	2,412,968	2,533,191	90,882
Consumer, including credit cards	232,596	349,235	10,903

Total impaired loans	$38,860,882	$55,131,128	$2,458,249

As of December 31, 2011
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$29,137,602	$41,439,776	$1,560,695
Owner-occupied	2,175,425	2,376,712	251,506
Non owner-occupied	3,385,481	3,386,699	119,603
Residential real estate - mortgage	7,557,085	10,455,670	337,994
Other commercial, financial, and agricultural	2,421,126	2,535,378	90,425
Consumer, including credit cards	285,041	406,508	17,890

Total impaired loans	$44,961,760	$60,600,743	$2,378,113

The average investment in impaired loans for the three months ended March 31, 2012 and 2011 was $43,515,387 and $40,690,240, respectively.

Impaired loans with a valuation allowance include pools of impaired loans. At March 31, 2012, these pools had a recorded investment, or book balance, of $3,051,373, unpaid principal balance of $4,031,632, and related allowance of $114,505. The recorded investment, unpaid principal and related allowance in such pools totaled $3,028,009, $3,939,653, and $117,618, respectively, at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructurings

The following table summarizes the carrying balances of TDRs as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Performing	$10,150,434	$9,777,841
Nonperforming	9,665,864	9,304,350

Total troubled debt restructurings	$19,816,298	$19,082,191

Unfunded commitments to borrowers whose loans were modified in troubled debt restructurings	$0	$0

The following table summarizes loans that were modified and recognized as TDRs during the three months ended March 31, 2012.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate:
Construction and development	4	$800,521	$800,521
Owner-occupied	0	0	0
Non owner-occupied	0	0	0
Residential real estate - mortgage	1	75,031	75,031
Other commercial, financial, and agricultural	0	0	0
Consumer, including credit cards	0	0	0

Total loans modified and recognized as TDRs during the first quarter of 2012	5	$875,552	$875,552

There was one construction and development loan in the amount of $271,435 modified as a troubled debt restructuring during the prior twelve-month period ended March 31, 2012 for which there was a subsequent payment default. At the time of default, there was a $50,222 impact on the allowance for loan losses as a result of the default on this loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 are summarized by loan segment below:

	Commercial Real Estate	Residential Real Estate	Other Commercial, Financial, & Agricultural	Consumer	Unallocated	Total
As of and for the Three Months Ended March 31, 2012
Allowance for loan losses:
Balance, beginning of year	$4,775,449	$1,484,763	$331,024	$133,748	$51,617	$6,776,601
Provision for loan losses	350,065	316,822	(18,043)	(19,488)	(29,356)	600,000
Charge-offs	(595,365)	(289,265)	(5,597)	(22,954)	0	(913,181)
Recoveries	2,418	22,480	3,241	20,255	0	48,394

Ending balance	$4,532,567	$1,534,800	$310,625	$111,561	$22,261	$6,511,814

Ending balance, individually evaluated for impairment	$1,881,790	$374,195	$85,763	$1,996	n/a	$2,343,744

Ending balance, collectively evaluated for impairment	$2,650,777	$1,160,605	$224,862	$109,565	$22,261	$4,168,070

Loans, gross:
Ending balance	$118,463,587	$43,198,837	$21,932,452	$8,957,437	n/a	$192,552,313

Ending balance, individually evaluated for impairment	$28,096,745	$5,664,872	$2,045,896	$1,996	n/a	$35,809,509

Ending balance, collectively evaluated for impairment	$90,366,842	$37,533,965	$19,886,556	$8,955,441	n/a	$156,742,804

As of and for the Three Months Ended March 31, 2011
Allowance for loan losses:
Balance, beginning of year	$7,442,941	$1,747,843	$405,830	$262,223	$56,722	$9,915,559
Provision for loan losses	211,790	445,255	(49,913)	(52,295)	105,163	660,000
Charge-offs	(2,016,469)	(180,426)	(12,849)	(36,111)	0	(2,245,855)
Recoveries	287	7,081	4,394	28,725	0	40,487

Ending balance	$5,638,549	$2,019,753	$347,462	$202,542	$161,885	$8,370,191

Ending balance, individually evaluated for impairment	$1,123,722	$1,277,339	$562	$0	n/a	$2,401,623

Ending balance, collectively evaluated for impairment	$4,514,827	$742,414	$346,900	$202,542	$161,885	$5,968,568

Loans, gross:
Ending balance	$145,534,917	$47,971,601	$31,380,986	$10,816,136	n/a	$235,703,640

Ending balance, individually evaluated for impairment	$28,221,913	$6,362,967	$18,741	$26,610	n/a	$34,630,231

Ending balance, collectively evaluated for impairment	$117,313,004	$41,608,634	$31,362,245	$10,789,526	n/a	$201,073,409

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for loan losses for the three months ended March 31, 2012 and 2011 within the commercial real estate loan segment are summarized below:

	Construction & Development	Owner- Occupied	Non Owner- Occupied	Total Commercial Real Estate
As of and for the Three Months Ended March 31, 2012
Allowance for loan losses:
Balance, beginning of year	$4,226,536	$368,114	$180,799	$4,775,449
Provision for loan losses	240,819	(20,564)	129,810	350,065
Charge-offs	(490,804)	0	(104,561)	(595,365)
Recoveries	1,118	1,300	0	2,418

Ending balance	$3,977,669	$348,850	$206,048	$4,532,567

Ending balance, individually evaluated for impairment	$1,522,675	$242,856	$116,259	$1,881,790

Ending balance, collectively evaluated for impairment	$2,454,994	$105,994	$89,789	$2,650,777

Loans, gross:
Ending balance	$54,585,016	$35,429,350	$28,449,221	$118,463,587

Ending balance, individually evaluated for impairment	$22,901,908	$1,838,573	$3,356,264	$28,096,745

Ending balance, collectively evaluated for impairment	$31,683,108	$33,590,777	$25,092,957	$90,366,842

As of and for the Three Months Ended March 31, 2011
Allowance for loan losses:
Balance, beginning of year	$7,133,461	$124,729	$184,751	$7,442,941
Provision for loan losses	(4,043)	51,372	164,461	211,790
Charge-offs	(1,852,280)	0	(164,189)	(2,016,469)
Recoveries	287	0	0	287

Ending balance	$5,277,425	$176,101	$185,023	$5,638,549

Ending balance, individually evaluated for impairment	$966,023	$55,106	$102,593	$1,123,722

Ending balance, collectively evaluated for impairment	$4,311,402	$120,995	$82,430	$4,514,827

Loans, gross:
Ending balance	$80,361,545	$36,197,929	$28,975,443	$145,534,917

Ending balance, individually evaluated for impairment	$23,538,459	$1,263,690	$3,419,764	$28,221,913

Ending balance, collectively evaluated for impairment	$56,823,086	$34,934,239	$25,555,679	$117,313,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	FAIR VALUE

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	FAIR VALUE (Continued)

Assets Measured at Fair Value on a Recurring Basis

Fair value is the primary basis of accounting for investment securities available-for-sale. The Company does not currently measure any other assets or liabilities at fair value on a recurring basis. When quoted market prices for identical securities are available in an active market, these securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, such as U.S. Treasury notes, or exchange-traded equities. If quoted market prices for identical securities are not available, then fair values are estimated using matrix models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of such instruments, which would generally be classified within level 2, include U.S. Government-sponsored enterprise securities, agency mortgage-backed securities, obligations of states and political subdivisions, and certain corporate debt obligations. Due to limited activity and less transparency regarding input factors, one corporate debt obligation was classified in level 3 at March 31, 2012 and December 31, 2011.

Securities measured at fair value on a recurring basis are presented as follows.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
March 31, 2012
Investment securities available-for-sale:
U. S. Government and agency securities	$0	$14,748,963	$0	$14,748,963
U. S. Government-sponsored enterprise securities	0	6,350,657	0	6,350,657
Agency residential mortgage-backed securities	0	42,034,923	0	42,034,923
Obligations of states and political subdivisions	0	15,180,628	0	15,180,628
Corporate debt obligations	0	6,420,012	500,000	6,920,012

Total investment securities	$0	$84,735,183	$500,000	$85,235,183

December 31, 2011
Investment securities available-for-sale:
U. S. Government and agency securities	$0	$13,573,816	$0	$13,573,816
U. S. Government-sponsored enterprise securities	0	6,637,011	0	6,637,011
Agency residential mortgage-backed securities	0	41,984,664	0	41,984,664
Obligations of states and political subdivisions	0	17,012,322	0	17,012,322
Corporate debt obligations	0	8,293,860	500,000	8,793,860

Total investment securities	$0	$87,501,673	$500,000	$88,001,673

The corporate debt obligation measured at fair value using level 3 inputs at March 31, 2012 and December 31, 2011 comprised one trust preferred security with a cost basis of $500,000, for which there is currently no active market. Like most of the Company’s other corporate debt holdings, this security is also an issue of a bank/bank holding company domiciled in the southeastern United States. No transfers or activity involving other securities occurred within the level 3 category during the three months ended March 31, 2012 or 2011. Should transparency in input factors diminish, additional obligations could be classified as level 3 assets in the future. No transfers were made between level 1 or 2 assets measured at fair value on a recurring basis during the three months ended March 31, 2012 or 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	FAIR VALUE (Continued)

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

During the three months ended March 31, 2012, the Company recognized losses of $944,512 on impaired loans outstanding through the allowance for loan losses. At March 31, 2012, impaired loans with an aggregate outstanding book balance of $38,860,882 were measured and reported net of specific allowances at a fair value of $36,402,633. During the three months ended March 31, 2011, the Company recognized losses of $836,916 on impaired loans outstanding through the allowance for loan losses. At March 31, 2011, impaired loans with an aggregate outstanding book balance of $37,466,216 were measured and reported net of specific allowances at a fair value of $34,968,803. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as a level 2 instrument. When an appraised value is not available or management determines the fair value of the collateral is impaired beyond appraised value and no observable market price exists, the Company records the loan impairment in level 3. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate collateral, the Company classified all impaired loans in level 3 at March 31, 2012 and December 31, 2011.

Other real estate is recorded at fair value upon transfer of the underlying loan to foreclosed balances. Fair value is based upon independent market prices, appraised values, or management’s estimate of collateral value. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company classifies other real estate as level 2; otherwise, other real estate is classified as level 3. Any write-down to fair value at foreclosure is charged to the allowance for loan losses while subsequent devaluations resulting primarily from updated appraisals or observations of comparable sales prices are included in noninterest expense. During the three months ended March 31, 2012, devaluations (or write-downs) of other real estate outstanding at March 31, 2012 totaled $469,790. In the first quarter of 2011, devaluations of other real estate outstanding at March 31, 2011 amounted to $161,127. Given the current difficulties in obtaining comparable sales and other observable inputs due to high inventories and distressed sales prevalent in the market, particularly for certain real estate types, the Company classified all foreclosed real estate that are measured at fair value in level 3 at March 31, 2012 and December 31, 2011.

Level 3 assets also include Federal Home Loan Bank of Atlanta (“FHLB”) stock, which is only redeemable with the issuer at par and cannot be traded in the market; as such, no observable market data for this holding is available. The Company evaluated its holding in FHLB stock at March 31, 2012 and December 31, 2011 and determined no impairment charge was necessary. Other assets are similarly evaluated under fair value accounting on a nonrecurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	FAIR VALUE (Continued)

The table below presents the Company’s outstanding assets for which a nonrecurring change in fair value was recorded during the three months ended March 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall. Assets reviewed for impairment such as level 3 FHLB stock, but for which no corresponding impairment charge was recorded, are not included in these totals.

	Fair Value Measurements Using
For the Three Months Ended	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Carrying Value	Total Losses for the Quarter
March 31, 2012
Impaired loans	$0	$0	$36,402,633	$36,402,633	$(944,512)
Other real estate	0	0	1,753,020	1,753,020	(469,790)

Total fair value of assets on a nonrecurring basis	$0	$0	$38,155,653	$38,155,653	$(1,414,302)

March 31, 2011
Impaired loans	$0	$0	$34,968,803	$34,968,803	$(836,916)
Other real estate	0	0	1,188,740	1,188,740	(161,127)

Total fair value of assets on a nonrecurring basis	$0	$0	$36,157,543	$36,157,543	$(998,043)

As disclosed above, the loss amount shown for impaired loans include charge-offs as well as the provision allocated for those loans during the three months ended March 31, 2012 and 2011. The loss amount for other real estate does not include charge-offs recognized on those credits prior to foreclosure of the underlying collateral. No transfers were made between level 1, 2, and 3 assets evaluated under fair value accounting on a nonrecurring basis during the three months ended March 31, 2012 or 2011. Additionally, no nonrecurring change in fair value was recognized on any liabilities during the three months ended March 31, 2012 or 2011.

Fair Value of Financial Instruments

Methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis are discussed above. For certain other financial assets and liabilities, fair value approximates carrying value due to the nature of the financial instrument. These instruments include cash and cash equivalents, demand and other non-maturity deposits, and overnight borrowings. The following methods and assumptions were used in estimating the fair value of other level 3 financial instruments:

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

•	The carrying amount of accrued interest and other financial assets approximates their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5.	FAIR VALUE (Continued)

The table below presents the fair value of financial assets and liabilities carried on the Company’s consolidated statements of condition at March 31, 2012 and December 31, 2011, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or nonrecurring basis:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$111,814,625	$111,814,625	$99,148,053	$99,148,053
Investment securities available-for-sale	85,235,183	85,235,183	88,001,673	88,001,673
Net loans	185,997,023	186,873,409	195,486,544	196,444,309
Accrued interest receivable	1,251,463	1,251,463	1,244,509	1,244,509
Other financial assets	964,700	964,700	964,700	964,700

Financial liabilities:
Deposits	$374,189,072	$374,794,599	$369,871,792	$370,622,206
FHLB advances	5,000,000	5,131,125	5,000,000	5,130,998
Accrued interest payable	486,745	486,745	818,457	818,457

Bank premises and equipment, customer relationships, deposit base, and other information needed to compute the Company’s aggregate fair value are not included in the table above. Accordingly, the fair values above are not intended to represent the underlying market value of the Company.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Report”) or incorporated herein by reference, including, without limitation, matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Analysis”) are “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements regarding our outlook on earnings, stock performance, asset quality, economic conditions, real estate markets and projected growth, and are based upon management’s beliefs as well as assumptions made based on data currently available to management. In this Report, the terms the “Company”, the “Bank”, “we”, “us”, or “our” refer to Southeastern Banking Corporation and its wholly-owned subsidiaries, Southeastern Bank and SBC Financial Services, Inc. When words like “anticipate”, “believe”, “intend”, “plan”, “may”, “continue”, “project”, “would”, “expect”, “estimate”, “could”, “should”, “will”, and similar expressions are used, you should consider them as identifying forward-looking statements. These forward-looking statements are not guarantees of future performance, and a variety of factors could cause our actual results to differ materially from the anticipated or expected results expressed in these forward-looking statements. Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The following list, which is not intended to be an all-encompassing list of risks and uncertainties affecting us, summarizes several factors that could cause our actual results to differ materially from those anticipated or expected in these forward-looking statements: (1) general economic conditions (both generally and in our markets) may be less favorable than expected, resulting in, among other things, a continued deterioration in credit quality, a further reduction in demand for credit and/or a further decline in real estate values; (2) the general decline in the real estate and lending market, particularly the market areas of Coastal Georgia and North Florida, may continue to negatively affect our financial results; (3) our ability to raise additional capital may be impaired if current levels of market disruption and volatility continue or worsen; (4) restrictions or conditions imposed by our regulators on our operations may make it more difficult for us to achieve our goals; (5) legislative or regulatory changes, including changes in accounting standards and compliance requirements, may adversely affect the businesses in which we are engaged; (6) competitive pressures among depository and other financial institutions may increase significantly; (7) changes in the interest rate environment may reduce margins or the volumes or values of the loans we make; (8) competitors may have greater financial resources and develop products that enable those competitors to compete more successfully than we can; (9) our ability to attract and retain key personnel can be affected by the increased competition for experienced employees in the banking industry; (10) adverse changes may occur in the bond and equity markets; (11) war or terrorist activities may cause further deterioration in the economy or cause instability in credit markets; and (12) the risk factors discussed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission (the “SEC”), including but not limited to, this Report. We undertake no obligation to, and we do not intend to, update or revise these statements following the date of this filing, whether as a result of new information, future events or otherwise, except as may be required by law. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Notice. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011. Any forward-looking statement speaks only as of the date that the statement was made, and, except as required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect events or circumstances after the date on which we made the statement or to reflect the occurrence of unanticipated events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Analysis should be read in conjunction with our 2011 Annual Report on Form 10-K and the Consolidated Financial Statements & related Notes included in this Report. The Company’s accounting policies, which are described in detail in Form 10-K, are integral to understanding the results reported. The Company’s accounting policies require management’s judgment in valuing assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. This Analysis contains forward-looking statements with respect to business and financial matters. Actual results may vary significantly from those contained in these forward-looking statements. See the sections entitled “Critical Accounting Estimates” and “Cautionary Notice Regarding Forward-Looking Statements” within this Report.

DESCRIPTION OF BUSINESS

Southeastern Banking Corporation, with assets exceeding $420 million, is a financial services company with operations in southeast Georgia and northeast Florida. Southeastern Bank (the “Bank”), the Company’s wholly-owned commercial bank subsidiary chartered in 1888, offers a full line of commercial and retail services to meet the financial needs of its customer base through its 16 branch locations and ATM network. Services offered include traditional deposit and credit services, long-term mortgage originations, and credit cards. The Bank also offers 24-hour delivery channels, including internet and telephone banking and through an affiliation with a third party broker-dealer, provides insurance and investment brokerage services.

The table below provides a summary of the Bank’s markets as of March 31, 2012.

Market/ County	Number of Offices	Total Loans[1]	Total Deposits[1]	Market Share (%)[2]	Market Share Rank[2]

Georgia
McIntosh	2	$56,551	$66,273	72.0	1
Brantley	2	16,508	58,928	70.8	1
Bryan	1	17,260	7,097	1.8	5
Camden	3	26,552	60,211	19.7	2
Charlton	1	2,803	52,954	55.3	1
Coffee	2	8,075	21,006	3.2	9
Glynn	1	41,000	18,079	1.2	15
Jeff Davis	1	2,728	22,027	17.0	3

	13	$171,477	$306,575	8.7	3

Florida
Nassau	3	$21,075	$67,614	7.6	5

Totals	16	$192,552	$374,189	8.5	3

[1]	Dollar amounts are presented in thousands as of March 31, 2012.
[2]	Based on the FDIC Summary of Deposits report as of June 30, 2011.

FINANCIAL CONDITION

Overview

Consolidated assets totaled $420.7 million at March 31, 2012, an increase of $4.1 million (or 1.0%) since the end of 2011. The increase in total assets was driven largely by a $4.3 million (or 1.2%) increase in total deposits. Net loans decreased $9.5 million (or 4.9%) and cash and cash equivalents increased $12.7 million (or 12.8%) since December 31, 2011. The increase in deposits during the first quarter is expected to reverse trend in the second and third quarters as public deposit customers draw down on their tax receipts for operating and capital expenditures. The continued decline in loans outstanding and low interest yields available on other investment alternatives coupled with our election to maintain a highly liquid balance sheet during this weak economic environment has hampered our ability to improve our net interest margin and earnings. The elevated level of nonperforming assets further hampered our profitability in the first quarter of 2012, and this factor is expected to continue to create a drag on earnings through the remainder of 2012.

Investment Securities

The composition of our investment portfolio as of the indicated dates is presented below. Changes in the mix of our investment portfolio will vary over time in response to changes in market conditions, interest rates, pledging requirements and liquidity needs of the Bank.

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
(Dollars in thousands)
U.S. Government and agency securities	$14,749	17.3%	$13,574	15.4%
U.S. Government-sponsored enterprise securities	6,351	7.5%	6,637	7.6%
Agency residential mortgage-backed securities	42,035	49.3%	41,985	47.7%
Obligations of states and political subdivisions	15,180	17.8%	17,012	19.3%
Corporate debt obligations	6,920	8.1%	8,794	10.0%

Total investment securities	$85,235	100.0%	$88,002	100.0%

Total investments as a percentage of total assets	20.3%		21.1%

The objectives of our investment portfolio policy stress quality and liquidity. At the time of acquisition, the bonds were either assigned an investment grade credit rating by a nationally-recognized statistical rating organization (“NSRO”) or reviewed for credit and market risk and deemed appropriate for the Company’s portfolio by management. The portfolio is monitored to assure there is no unreasonable concentration of securities in the obligations of a single issuer. We do not carry any “sub-prime” mortgages, structured investment vehicles, or collateralized debt obligations in our portfolio. We also monitor the insurers of our state and political subdivision securities, and the distribution of such securities among the insurers. At March 31, 2012, we had no obligations of state and political subdivisions rated below investment grade by an NSRO, but we had 11 issues of state and political subdivisions with an amortized cost of $3.0 million and a fair market value of $3.1 million that were not rated by an NSRO, of which 93% were issued by state and political subdivisions of Georgia or Florida. At March 31, 2012, we had one corporate debt obligation with an amortized cost of $1.0 million and a fair market value of $0.9 million rated below investment grade by an NSRO and three corporate debt obligations with an amortized cost of $3.5 million and a fair market value of $3.4 million that were not rated by an NSRO.

The corporate bond portfolio primarily includes debt issuances of banks and bank holding companies domiciled in the southeastern United States. During the first quarter of 2012, we sold one corporate bond for a loss of $79,000. There is a $64,000 net unrealized loss on the remainder of the corporate bond portfolio. Although the NSROs have downgraded certain of these securities since our acquisition and uncertainty and volatility continues to surround a few of these issuers, recent profitability and long-term earnings forecasts by industry analysts reflect continued improvement. To illustrate this fact, those bonds with a $64,000 net unrealized loss at March 31, 2012 were carried at a $223,000 net unrealized loss position at December 31, 2011.

At March 31, 2012, $63.1 million (or approximately 74%) of the fair market value of the Company’s investment portfolio, including mortgage-backed securities, is supported by the U.S. Government, a U.S. Government agency or a U.S. Government-sponsored enterprise (“GSE”). In 2011, Standard & Poor’s rating agency, an NSRO, lowered the long-term rating of the U.S. Government, its federal agencies and GSEs from “AAA” to “AA+”. The rating agency maintained the “AAA” rating for short-term (one year or less) obligations of the U.S. Government, its federal agencies and GSEs. Despite this downgrade, management believes the credit quality of the bonds issued by the U.S. Government, its federal agencies and GSEs in the Company’s investment portfolio remains fundamentally sound.

At March 31, 2012, $39.0 million (or approximately 46%) of the fair market value of the Company’s investment portfolio is invested in mortgage-backed securities issued by Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), each a GSE. In addition to the issuers’ guarantee, these obligations are collateralized by the underlying mortgages in each investment pool which serves to further enhance and diversify the credit risk of the investment. The U.S. Treasury continues to reiterate its support for Fannie Mae and Freddie Mac although changes are expected in these entities’ business model going forward.

Management evaluates investment securities for other-than-temporary impairment on an annual basis, and more frequently when conditions warrant. This analysis requires us to consider various factors, including the duration and magnitude of the decline in value; the financial condition of the issuer or issuers; structure of the security; and, notwithstanding classification of the portfolio as available-for-sale, our intent to sell the security or whether it’s more likely than not that we would be required to sell the security before the anticipated recovery in market value. At March 31, 2012, we reviewed those securities with an unrealized loss and concluded that no material individual securities were other-than-temporarily impaired. However, impairment charges could become necessary in the future if the economic crisis facing the banking industry does not fully abate and various issuers’ financial condition weakens.

Loans

Loans, net of unearned income, decreased $9.8 million (or 4.8%) since the end of 2011 to $192.5 million at March 31, 2012. The net loans-to-deposits ratio dropped to 51.5% at March 31, 2012 versus 54.7% at December 31, 2011. Due to economic uncertainties within the Company’s markets, particularly in the real estate sector, and resultant concerns regarding credit opportunities, management does not expect loan volumes to materially increase for the remainder of 2012.

The amount of loans outstanding at the indicated dates is presented in the following table according to type of loan.

Quarters Ended	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
(Dollars in thousands)
Commercial real estate:
Construction and development	$54,585	$61,947	$64,995	$77,178	$80,362
Owner-occupied	35,429	36,389	37,534	36,406	36,198
Non owner-occupied	28,449	27,772	27,905	28,624	28,975
Residential real estate - mortgage	43,199	44,202	45,998	47,383	47,972
Other commercial, financial, and agricultural	21,933	22,446	28,644	29,720	31,381
Consumer, including credit cards	8,957	9,552	9,814	10,462	10,816

Loans, gross	192,552	202,308	214,890	229,773	235,704
Unearned income	(43)	(45)	(49)	(59)	(61)
Allowance for loan losses	(6,512)	(6,777)	(8,564)	(8,604)	(8,370)

Net loans	$185,997	$195,486	$206,277	$221,110	$227,273

The percentage of gross loans at the indicated dates is presented in the following table according to type of loan.

Quarters Ended	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Commercial real estate:
Construction and development	28.3%	30.6%	30.2%	33.6%	34.1%
Owner-occupied	18.4%	18.0%	17.5%	15.8%	15.4%
Non owner-occupied	14.8%	13.7%	13.0%	12.5%	12.3%
Residential real estate - mortgage	22.4%	21.9%	21.4%	20.6%	20.3%
Other commercial, financial, and agricultural	11.4%	11.1%	13.3%	12.9%	13.3%
Consumer, including credit cards	4.7%	4.7%	4.6%	4.6%	4.6%

Loans, gross	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans, which included construction and development loans, represented approximately 61.5% and 62.3% of the total loan portfolio at March 31, 2012 and December 31, 2011, respectively. Due to continued instability of real estate values, loans in the commercial real estate portfolio may have a greater risk of uncollectability than other loans. Additionally, because a substantial portion of the loan portfolio is secured by real estate in southeast Georgia and northeast Florida, the loan portfolio is particularly susceptible to changes in market conditions in those areas.

The largest change within the portfolio since the end of 2011 was in construction and development loans, which declined $7.4 million (or 11.9%) due primarily to collections, foreclosures and charge-offs of delinquent loans during the first three months of 2012. These loans, which are primarily loans for the acquisition and development of residential properties, are concentrated in the Company’s coastal markets. With the exception of existing commitments, the Company is only originating new construction and development loans to customers with extraordinary equity injections, outside financial strength, or other performance metrics with low dependence on the underlying collateral.

Many commercial and commercial real estate loans with floating rates have reached their contractual floors. Additionally, many recent originations and renewals have been priced at fixed rather than adjustable rates, unless floors applied. Loans with floating rates that had reached a contractual floor approximated $86.2 million at March 31, 2012 compared to $88.7 million at December 31, 2011. The average yield on these particular outstanding loans, which included all loan types, was 5.81% or 256 basis points above the Company’s prime rate of interest (3.25%), at March 31, 2012. Management continues to shorten maturity options on commercial loans as feasible, a move that should mitigate the Company’s interest sensitivity position when the prime rate adjusts upward.

Although the Company’s loan portfolio is diversified, significant portions of its loans are collateralized by real estate. At March 31, 2012, loans with real estate as the primary collateral comprised approximately 85.3% of the loan portfolio. As required by policy, real estate loans are collateralized based on certain loan-to-appraised value ratios at origination. A geographic concentration in loans exists given the Company’s operations within a regional area of southeast Georgia and northeast Florida. The Company continues to closely monitor real estate valuations in its markets and consider any implications on the allowance for loan losses and the related provision.

On an aggregate basis, commitments to extend credit and standby letters of credit approximated $19.9 million at March 31, 2012, compared to $22.5 million at the end of 2011. The decline in overall commitments results from the Company’s decision to reduce its exposure to higher risk areas, including acquisition and development lending, as well as customer decisions not to renew their lines. Because a substantial amount of these contracts expire without being drawn upon, total contractual amounts do not necessarily represent future credit exposure or liquidity requirements.

Nonperforming Assets

Nonperforming assets, which consist of nonaccrual loans, restructured loans, other accruing loans past due 90 days or more, foreclosed real estate, and other repossessions, totaled $51.92 million at March 31, 2012. The aggregate balance of nonperforming assets decreased $1.00 million (or 1.9%) since the end of 2011. As a percent of total assets, nonperforming assets totaled 12.34% at March 31, 2012 versus 12.70% at December 31, 2011.

Since 2008, the elevated level of nonperforming assets has materially and adversely affected our business, financial resources, and operating results, and we expect continued adverse effects until real estate markets, particularly the coastal markets, stabilize and improve. The gradual transition of defaulted construction and development loans to troubled debt restructurings or foreclosed real estate and the increase in residential real estate loans on nonaccrual status are the primary factor in the nonperforming trends. A summary of trends in our nonperforming assets over the last five quarters is provided in the following table.

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters Ended	2012	2011	2011	2011	2011
(Dollars in thousands)
Nonaccrual loans:
Commercial real estate:
Construction and development	$18,177	$23,450	$22,735	$23,550	$20,609
Owner-occupied	507	313	418	521	377
Non owner-occupied	288	152	80	6	533
Residential real estate - mortgage	6,088	6,220	4,558	4,506	4,538
Other commercial, financial, and agricultural	377	385	262	289	338
Consumer, including credit cards	223	278	259	276	257

Total nonaccrual loans	25,660	30,798	28,312	29,148	26,652
Troubled debt restructurings not included above	10,151	9,778	6,772	6,781	5,670
Accruing loans past due 90 days or more	21	248	75	65	68

Total nonperforming loans	35,832	40,824	35,159	35,994	32,390
Foreclosed real estate	16,077	12,063	14,232	15,185	12,315
Other repossessed assets	12	32	15	26	28

Total nonperforming assets	$51,921	$52,919	$49,406	$51,205	$44,733

Nonperforming loans to total loans, net of unearned income	18.61%	20.18%	16.37%	15.67%	13.75%

Nonperforming assets to total assets	12.34%	12.70%	12.08%	11.92%	10.30%

Nonaccrual Loans

Nonaccrual loans totaled $25.66 million at March 31, 2012; a $5.14 million (or 16.7%) decrease since the end of 2011. During the first quarter of 2012, approximately $2.28 million of loans were placed on nonaccrual status, $0.91 million charged-off, $4.70 million transferred out by foreclosure or repossession, and $1.81 million reduced by payments or other activity. As of March 31, 2012, the unpaid principal balance owed on nonaccrual loans totaled $40.66 million. Thus, as a result of partial charge-offs, the $25.66 million in recorded balances on our books represented 63.1% of the balances owed by our customers, a 36.9% discount.

Loans restructured in troubled debt restructurings that are on nonaccrual status at March 31, 2012 totaled $9.67 million, a 3.9% increase compared to $9.30 million at December 31, 2011.

At March 31, 2012, real estate-secured loans comprised 98.5% of total nonaccrual balances. The collateral underlying nonaccrual balances at March 31, 2012 and December 31, 2011 is presented in the following table.

	March 31,	December 31,
	2012	2011
(Dollars in thousands)
Collateral type:
Real estate:
Land tracts	$7,955	$6,527
Lots within developments	8,145	13,363
Residential dwellings	8,514	10,040
Commercial buildings	664	476

Total real estate	25,278	30,406
Equipment	267	263
Other	115	129

Total nonaccrual loans	$25,660	$30,798

Relationships above $250,000 comprised 82.3% or $21.13 million of nonaccrual balances at March 31, 2012. The table below presents nonaccrual loans by relationship tiers.

(Dollars in thousands)	Number of Relationships	Balances	Percent of Total Balance	Average Balance within Tier
As of March 31, 2012
Relationship tier:
≤ $250,000	159	$4,529	17.7%	$28
> $250,000 and ≤ $750,000	7	2,883	11.2%	412
> $750,000	9	18,248	71.1%	2,028

Total nonaccrual loans	175	$25,660	100.0%	147

As of December 31, 2011
Relationship tier:
≤ $250,000	181	$4,457	14.5%	$25
> $250,000 and ≤ $750,000	3	1,408	4.6%	469
> $750,000	11	24,933	80.9%	2,267

Total nonaccrual loans	195	$30,798	100.0%	158

At March 31, 2012, the largest nonaccrual loan relationship had a $4.34 million book balance. It is anticipated that the majority of the collateral securing the loans in this relationship will be foreclosed on in the second quarter of 2012. Unless pricing and demand in the real estate markets improve, management expects other borrowers, including other borrowers with collateral-dependent loan balances above $250,000, may also stop servicing their loans. This expectation is factored in the methodology for determining the adequacy of the allowance for loan losses at March 31, 2012.

The accrual of interest on loans is discontinued when, in our judgment, the borrower may be unable to meet payments as they become due, unless the loan is well secured. All interest accrued on loans that are placed on nonaccrual status is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received or until the loan is returned to accrual status. For the quarter ended March 31, 2012, the gross interest income that would have been recorded if our nonaccrual loans had been current in accordance with their original terms was approximately $394,000. The amount of interest income on the above nonaccrual loans that was included in net income for the quarter ended March 31, 2012 was approximately $12,000. The average balance of loans on nonaccrual status during the first quarter of 2012 was $29.69 million. The allowance for loan losses related to our nonaccrual loans amounted to approximately $1.20 million at March 31, 2012.

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

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) are loans where concessions were granted by the Company to borrowers experiencing financial difficulties. At March 31, 2012, the Company had $19.82 million in TDRs. Based on performance in accordance with the restructured terms, the Company has elected to accrue interest on $10.15 million in TDRs outstanding at March 31, 2012. Certain TDRs are on nonaccrual status due to a lack of performance or management’s concern regarding future repayment ability or performance. The TDRs that are on nonaccrual status at March 31, 2012 totaled $9.67 million. These TDRs are included with other nonaccrual loans in this Report.

Since the end of 2011, the amount of accruing TDRs outstanding increased $373,000 (or 3.8%). At March 31, 2012, the specific allowance allocated to the accruing TDR balance approximated $938,000.

Potential Problem Loans

At March 31, 2012, we had $2.65 million in loans not counted as TDRs that were past due 30-89 days and still accruing interest, or 1.37% of total loans, representing a decrease from $3.19 million, or 1.58% at December 31, 2011.

Accruing loans classified as individually impaired under accounting guidance to creditors on impairment of loans totaled $3.03 million at March 31, 2012, a $1.11 million (or 26.8%) decrease since the end of 2011. These loans are predominately to borrowers whose loan repayment was expected to come foremost from sales of underlying real estate collateral. Due to lagging sales and lingering distress in the real estate markets, payment of principal and interest on these loans has come from borrower reserves or other resources, constituting a change in the initial source of payment/terms of these loans. Although these loans continue to perform and we have no evidence to suggest that the borrowers might cease to perform in the future, their performance has been through other resources and the value of the underlying collateral has diminished. We review all classified loans with total credit exposure of $250,000 or more on a monthly basis and evaluate underlying collateral, assuming salvage values and estimating any allowance necessary to cover projected losses at – worse case scenario – liquidation. After adjustments for collateral value shortfalls, the allowance for loan losses allocated to these classified credits approximated $317,000 at March 31, 2012.

All of these loans are at a higher risk of becoming nonperforming loans in future periods.

Other Real Estate Owned

During the first quarter of 2012, the balance of real estate acquired through foreclosure or in settlement of debts previously contracted (“foreclosed real estate”) increased $4.02 million (or 33.3%) to $16.08 million at March 31, 2012. Of the $16.66 million reported as other real estate owned (or “OREO”) on our books at March 31, 2012, $587,000 is not categorized as “foreclosed real estate”. This property was acquired by the Bank as a real estate venture, and it is under a lease-purchase agreement with a local municipality. Foreclosures, sales, and subsequent devaluations (or “write-downs”) within foreclosed real estate balances totaled $4.69 million, $176,000, and $470,000, respectively, during the first quarter of 2012. The total life-to-date write-downs taken on our quarter-end OREO portfolio subsequent to foreclosure amounted to $4.55 million through March 31, 2012, a 22.0% discount to the amounts recorded when the properties were initially taken into OREO.

A schedule of the foreclosed real estate by asset type held at March 31, 2012 and December 31, 2011 is presented in the following table.

	March 31,	December 31,
	2012	2011
(Dollars in thousands)
Land tracts	$6,690	$6,349
Lots within developments	5,663	2,490
Residential dwellings	2,969	2,394
Commercial buildings	755	830

Total foreclosed real estate	$16,077	$12,063

Approximately 87.4% of these holdings were located in Georgia with the balance in Nassau County, Florida.

At March 31, 2012, we owned 17 properties valued in excess of $250,000 per property with an aggregate basis of $12.76 million, representing 79.3% of the total foreclosed real estate portfolio. The table below presents foreclosed real estate by property valuations.

(Dollars in thousands)	Number of Properties	Carrying Values	Percent of Total Value	Average Value within Tier
As of March 31, 2012
Property value:
≤ $250,000	61	$3,321	20.7%	$54
> $250,000 and ≤ $750,000	10	4,326	26.9%	433
> $750,000	7	8,430	52.4%	1,204

Total foreclosed real estate	78	$16,077	100.0%	206

As of December 31, 2011
Property value:
≤ $250,000	68	$3,303	27.4%	$49
> $250,000 and ≤ $750,000	7	3,128	25.9%	447
> $750,000	6	5,632	46.7%	939

Total foreclosed real estate	81	$12,063	100.0%	149

Our foreclosed real estate holdings can be viewed via a link from our website at www.southeasternbank.com or directly at www.liveatthecoast.com.

Although foreclosed properties continue to be marketed aggressively, when estimating their carrying value, we expect to incur carrying costs for at least one year. Any additional devaluation subsequent to foreclosure will be charged to operations. Under state law, all foreclosed property is required to be appraised annually commencing within one year from acquisition by an independent appraiser knowledgeable in the fair market value of such assets, and if the book value of the property does not exceed two percent of the statutory capital base of the Bank (or $759,000 at March 31, 2012), the appraisals may be made by a qualified officer of the Bank. The Company has adopted the following policy for obtaining subsequent reevaluations for foreclosed properties, which is differentiated primarily based on the carrying value of the property.

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

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses, the average balance of loans outstanding, and the ratio of net losses experienced for each of the last five quarters.

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarters Ended	2012	2011	2011	2011	2011
(Dollars in thousands)
Allowance for loan losses at beginning of quarter	$6,777	$8,564	$8,604	$8,370	$9,916
Provision for loan losses	600	1,925	2,700	900	660
Charge-offs:
Commercial real estate:

Construction and development	491	2,102	2,076	414	1,852
Owner-occupied	—	—	—	6	164
Non owner-occupied	105	39	41	6	—
Residential real estate - mortgage	289	1,550	590	203	181
Other commercial, financial, and agricultural	5	29	11	42	13
Consumer, including credit cards	23	49	69	59	36

Total charge-offs	913	3,769	2,787	730	2,246

Recoveries:
Commercial real estate:
Construction and development	1	4	1	18	—
Owner-occupied	1	1	—	—	—
Non owner-occupied	—	—	—	—	—
Residential real estate - mortgage	23	25	21	7	7
Other commercial, financial, and agricultural	3	(8)	4	9	4
Consumer, including credit cards	20	35	21	30	29

Total recoveries	48	57	47	64	40

Net charge-offs	865	3,712	2,740	666	2,206

Allowance for loan losses at end of quarter	$6,512	$6,777	$8,564	$8,604	$8,370

Net loans outstanding at end of quarter	$192,509	$202,263	$214,841	$229,715	$235,643

Average net loans outstanding during quarter	$198,391	$210,497	$225,928	$233,018	$240,554

Ratios:
Allowance to net loans	3.38%	3.35%	3.99%	3.75%	3.55%

Net charge-offs to average loans (annualized)	1.75%	7.00%	4.81%	1.15%	3.67%

Provision to average loans (annualized)	1.22%	3.63%	4.74%	1.55%	1.11%

Recoveries to total charge-offs	5.26%	1.51%	1.69%	8.77%	1.78%

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

Impaired loans comprised the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
(Dollars in thousands)
Nonaccrual loans	$25,660	$30,798
Troubled debt restructurings not included above	10,151	9,778
Loans past due 90 days or more and still accruing	21	248
Other accruing loans individually evaluated for impairment	3,029	4,138

Total impaired loans	$38,861	$44,962

Valuation allowance related to total impaired loans	$2,458	$2,378

Valuation allowance as a percentage of impaired loans	6.33%	5.29%

The following table summarizes the carrying value and unpaid principal balance of impaired loans and the allowance for loan losses allocated to those loans by loan type as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)	Carrying Value	Unpaid Principal Balance	Related Allowance	% Allowance to Carrying Value
As of March 31, 2012
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$23,768	$36,564	$1,587	6.68%
Owner-occupied	2,157	2,373	244	11.31%
Non owner-occupied	3,506	3,614	117	3.34%
Residential real estate - mortgage	6,784	9,698	408	6.01%
Other commercial, financial, and agricultural	2,413	2,533	91	3.77%
Consumer, including credit cards	233	349	11	4.72%

Total impaired loans	$38,861	$55,131	$2,458	6.33%

Carrying value as a percentage of the unpaid principal balance of impaired loans	70.5%

(Dollars in thousands)	Carrying Value	Unpaid Principal Balance	Related Allowance	% Allowance to Carrying Value
As of December 31, 2011
Impaired loans with a valuation allowance:
Commercial real estate:
Construction and development	$29,138	$41,440	$1,561	5.36%
Owner-occupied	2,175	2,377	251	11.54%
Non owner-occupied	3,386	3,387	120	3.54%
Residential real estate - mortgage	7,557	10,456	338	4.47%
Other commercial, financial, and agricultural	2,421	2,535	90	3.72%
Consumer, including credit cards	285	406	18	6.32%

Total impaired loans	$44,962	$60,601	$2,378	5.29%

Carrying value as a percentage of the unpaid principal balance of impaired loans	74.2%

The aggregate amount of impaired loans decreased $6.10 million (or 13.6%) since the end of 2011 due primarily to foreclosures and partial charge-offs taken during the first quarter of 2012. At March 31, 2012, our recorded investment in impaired loans represented 70.5% of the unpaid principal balance on those loans. Effectively, we have already recognized a $16.27 million (or 29.5%) discount through partial charge-offs and/or application of payments received to principal rather than interest and fees on those impaired loans.

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

General reserve factors for each loan segment are established based on an analysis of historical charge-off experience and expected loss-given-default derived from our internal risk rating process. At March 31, 2012, we used a trailing twelve-quarter historical average loss rate for each pool of loans. At December 31, 2011, we used a trailing eleven-quarter historical average loss rate for each pool of loans. By comparison, at December 31, 2010, we used a trailing six-quarter historical average loss rate for each pool of loans, and at December 31, 2009, we used a trailing four-quarter historical average loss rate for each pool of loans. The historical period has been gradually expanded to continue to include loss rates incurred early in the cycle. We believe that excluding those losses would not provide an accurate estimate that best reflects the inherent risk in the loan portfolio. However, we do not expect to expand the historical look-back period beyond the current twelve-quarter period.

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

Loan Loss Experience

The following table summarizes the historical loss rates and adjustments made for qualitative and environmental factors used in assessing the general reserves for all loans not individually evaluated for impairment at March 31, 2012 and December 31, 2011.

	March 31,		December 31,
	2012		2011
	Twelve- Quarter Historical Loss Rate	Adjustments for Qualitative/ Environmental Factors	Eleven- Quarter Historical Loss Rate	Adjustments for Qualitative/ Environmental Factors
Loan Segment:
Commercial real estate:
Construction and development	7.44%	0.04%	7.79%	0.04%
Owner-occupied	0.28%	0.04%	0.30%	0.04%
Non owner-occupied	0.32%	0.04%	0.21%	0.04%
Residential real estate - mortgage	3.02%	0.04%	3.05%	0.04%
Commercial, financial, and agricultural	0.09 - 1.61%	0.04 - 0.06%	0.03 - 1.76%	0.04 - 0.06%
Consumer, including credit cards	4.37 - 5.27%	0.08%	4.62 - 5.42%	0.08%

Unallocated allowances relate to inherent losses that are not included elsewhere in the allowance. The qualitative factors associated with unallocated allowances include the inherent imprecision in models and lagging or incomplete data. Because of their subjective nature, these risk factors are carefully reviewed and revised as conditions indicate.

Deterioration in the real estate portfolio, particularly land acquisition and development loans, has been the overriding factor in the provisions made to the allowance for loan losses since 2008. We expect additional losses to occur in 2012 in our portfolio of loans for land acquisition and development as many of those loans migrate into OREO and/or updated appraisals are obtained on the underlying collateral. Additional provisions for loan losses in 2012 may be warranted if, among other factors, further weakness in real estate is observed in our markets, if our asset quality continues to deteriorate from current levels or if we aggressively liquidate the collateral on our impaired loans under the current adverse market conditions. Annualized net charge-offs represented 1.75% of average loans in the first quarter of 2012, a 192 basis point improvement from 3.67% in the same period of 2011.

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

The following table summarizes the amount of impaired loans for which we have recorded partial charge-offs and the amount charged-off as of March 31, 2012 and December 31, 2011.

	March 31,			December 31,
	2012			2011
	Recorded Investment	Unpaid Principal Balance	Amount Partially Charged-off	Recorded Investment	Unpaid Principal Balance	Amount Partially Charged-off
(Dollars in thousands)
Impaired loans with a partial charge-off:
Commercial real estate:
Construction and development	$12,277	$24,813	$12,444	$17,373	$29,441	$11,980
Owner-occupied	189	265	50	191	265	50
Non owner-occupied	138	244	106	—	—	—
Residential real estate - mortgage	3,376	5,962	2,523	3,468	6,081	2,552
Other commercial, financial, and agricultural	—	—	—	—	—	—
Consumer, including credit cards	—	—	—	—	—	—

Total impaired loans	$15,980	$31,284	$15,123	$21,032	$35,787	$14,582

Partial charge-offs as a % of unpaid principal balance			48.3%			40.7%

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

The following table illustrates the impact that these partial charge-offs had on our coverage ratio as of March 31, 2012.

As of March 31, 2012	As Reported	Partial Charge- offs	Proforma Adjusted
(Dollars in thousands)
Allowance for loan losses	$6,512	$15,123	$21,635
Nonperforming loans	35,832	15,123	50,955

Coverage ratio	18.2%		42.5%

Allocation of the Allowance for Loan Losses

We have allocated the allowance for loan losses according to the amount deemed to be reasonably necessary at each year end to provide for the possibility of losses being incurred within the categories of loans set forth in the following table. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category. The components of the allowance for loan losses for each of the past five quarters are presented below.

	March 31,	December 31,	September 30,	June 30,	March 31,
As of Quarter Ended	2012	2011	2011	2011	2011
(Dollars in thousands)
Allocation of allowance for loan losses by loan category:
Commercial real estate:
Construction and development	$3,978	$4,226	$5,217	$5,438	$5,277
Owner-occupied	349	368	364	254	176
Non owner-occupied	206	181	190	219	185
Residential real estate - mortgage	1,535	1,485	2,194	2,081	2,020
Commercial, financial, and agricultural	311	331	403	448	347
Consumer, including credit cards	111	134	127	200	203
Unallocated	22	52	69	(36)	162

Total allowance for loan losses	$6,512	$6,777	$8,564	$8,604	$8,370

Allowance by category as a percentage of total allowance:
Commercial real estate:
Construction and development	61.1%	62.3%	60.9%	63.2%	63.1%
Owner-occupied	5.3%	5.4%	4.3%	3.0%	2.1%
Non owner-occupied	3.2%	2.7%	2.2%	2.5%	2.2%
Residential real estate - mortgage	23.6%	21.9%	25.6%	24.2%	24.1%
Commercial, financial, and agricultural	4.8%	4.9%	4.7%	5.2%	4.2%
Consumer, including credit cards	1.7%	2.0%	1.5%	2.3%	2.4%
Unallocated	0.3%	0.8%	0.8%	-0.4%	1.9%

Total allowance for loan losses	100.0%	100.0%	100.0%	100.0%	100.0%

Loans by category as a percentage of total loans:
Commercial real estate:
Construction and development	28.3%	30.6%	30.2%	33.6%	34.1%
Owner-occupied	18.4%	18.0%	17.5%	15.8%	15.4%
Non owner-occupied	14.8%	13.7%	13.0%	12.5%	12.3%
Residential real estate - mortgage	22.4%	21.9%	21.4%	20.6%	20.3%
Commercial, financial, and agricultural	11.4%	11.1%	13.3%	12.9%	13.3%
Consumer, including credit cards	4.7%	4.7%	4.6%	4.6%	4.6%

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Deposits

Total deposits increased $4.32 million (or 1.2%) in the first three months of 2012. Noninterest-bearing demand deposits increased $12.31 million (or 19.3%), while interest-bearing deposits decreased $7.99 million (or 2.6%). We believe the increase in noninterest-bearing demand deposits can be attributed in part to the unlimited deposit insurance provided in these accounts by the FDIC through the end of 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

The decrease in interest-bearing deposits is also attributed to lower rates offered by the Bank relative to other local financial institutions and other investment options for those deposit funds. The average rate paid on time deposits decreased 78 basis points from 1.95% in the first quarter of 2011 to 1.17% in the first quarter of 2012. As with most community banks, loan demand and loan volume is the driver for the remainder of our statements of condition. When we have had strong loan demand, we have been more competitive for retail time deposits within our markets and when loan demand is less, we have been less competitive in pricing for retail time deposits in our markets.

The amounts on deposit at the indicated dates are presented in the following table according to type of deposit account:

	March 31,	December 31,	September 30,	June 30,	March 31,
As of Quarter End	2012	2011	2011	2011	2011
(Dollars in thousands)
Noninterest-bearing demand	$75,921	$63,613	$64,071	$58,155	$56,965
Interest-bearing demand	125,357	129,875	107,319	131,643	134,163
Savings	60,670	57,854	59,593	57,550	57,529
Time under $100,000	60,414	63,166	65,646	66,610	67,166
Time $100,000 to $250,000	34,758	38,850	41,647	41,727	42,145
Time over $250,000	17,069	16,514	19,338	20,986	23,620

Total deposits	$374,189	$369,872	$357,614	$376,671	$381,588

The percentage of total deposits at the indicated dates is presented in the following table according to type of deposit account.

	March 31,	December 31,	September 30,	June 30,	March 31,
As of Quarter End	2012	2011	2011	2011	2011
Noninterest-bearing demand	20.3%	17.2%	17.9%	15.4%	14.9%
Interest-bearing demand	33.5%	35.1%	30.0%	34.9%	35.2%
Savings	16.2%	15.6%	16.7%	15.3%	15.1%
Time under $100,000	16.1%	17.1%	18.4%	17.7%	17.6%
Time $100,000 to $250,000	9.3%	10.5%	11.6%	11.1%	11.0%
Time over $250,000	4.6%	4.5%	5.4%	5.6%	6.2%

Total deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The local municipalities and governmental agencies hold public funds on deposit at the Bank. At March 31, 2012 and December 31, 2011, these public funds totaled $68.63 million (or 18.3% of total deposits) and $68.06 million (or 18.3% of total deposits), respectively. The deposits of one local municipality totaled $25.89 million and $24.57 million at March 31, 2012 and December 31, 2011, respectively. The Company had no brokered, Internet or other out-of-market deposits as of March 31, 2012 or December 31, 2011.

The Bank’s time deposit customers have typically preferred one-year terms. At March 31, 2012, approximately 91.4% of time deposits mature within one year. The maturities of time deposits as of March 31, 2012 are summarized below.

(Dollars in thousands)	Less Than $100,000	$100,000 & Over	Total
Months to maturity:
3 or less	$15,636	$10,681	$26,317
Over 3 through 12	38,385	37,868	76,253
Over 12 through 36	4,916	2,668	7,584
Over 36	1,477	610	2,087

Total time deposits	$60,414	$51,827	$112,241

FHLB Advances

Advances outstanding with the FHLB totaled $5.0 million at March 31, 2012, unchanged from December 31, 2011. The advances outstanding included a $2.5 million fixed rate advance due July 30, 2012 with an effective rate of 2.35% and another $2.5 million fixed rate advance due July 29, 2013 with an effective rate of 2.89%. At March 31, 2012, the two advances were collateralized by cash balances held at the FHLB. Additional funding is not currently available from the FHLB.

RESULTS OF OPERATIONS

The Company recorded a net loss of $388,583 for the three months ended March 31, 2012 compared to net income of $26,187 during the same period in 2011. On a per share basis, the first quarter loss totaled $0.12, a decline compared to the $0.01 net earnings per share for the first quarter of 2011. Major variances in the Company’s results of operations for the three months ended March 31, 2012 compared to the same period in 2011 included:

•	$137,000 decline in net interest income;

•	$60,000 improvement in the provision for loan losses;

•	$3,000 decline in noninterest income;

•	$309,000 increase in write-downs on other real estate; and

•	$62,000 decrease in other noninterest expenses.

Variations in net interest income and noninterest income and expenses are further discussed in the following subsections of this Analysis; the variation in the provision for loan losses is more fully discussed within the “Financial Condition” section of the Analysis.

Net Interest Income

Like most community banks, the primary component of our profitability is net interest income, or the difference between the interest income earned on assets, primarily loans and investments, and interest paid on liabilities, primarily deposits and other borrowed funds. For the first quarter of 2012, our net interest income (on a tax-equivalent basis) decreased by $185,000 (or 5.8%) as compared to the same period in 2011. The decline was due to a shift in earning assets from higher-yielding loans to lower-yielding investments and cash and cash equivalents offset in part by a decrease in interest expense as rates paid on deposit accounts continued to re-price downward. Interest income (on a tax-equivalent basis) decreased $599,000 (or 14.4%), and interest expense decreased $414,000 (or 43.6%) in the three months ended March 31, 2012 compared to the same period in 2011. The decrease in interest income is the result of a 50 basis point decline in the average yield on our earning assets, from 4.24% in the first quarter of 2011 to 3.74% in 2012 and a $16.3 million decrease in the average balance of those earning assets. The decrease in interest expense is the result of a 47 basis point decline in the average rate paid on our interest-bearing liabilities, from 1.17% in the first quarter of 2011 to 0.70% in 2012 and a $24.3 million decrease in the average balance of those interest-bearing liabilities. Reductions in the cost of funds in the current economic cycle have not kept pace with declines in asset yields since liquidity and regulatory constraints have compelled other banks in our markets to rely more heavily on in-market deposits, particularly time deposits, for funding; this reliance has kept deposit rates in our markets higher than national averages. In addition, new competitor banks in several of our markets have promoted higher deposit rates in an attempt to increase their market share.

The net interest margin is net interest income expressed as a percentage of average earning assets. Our net interest margin decreased to 3.18% in the first quarter of 2012 from 3.26% for the same period in 2011. Net interest income and resultant margins and spreads are projected to continue to remain compressed in 2012 due to: a) yield reductions on a year-over-year basis, due largely to higher cash equivalent balances and shortened maturities on investment securities; b) overall lower average balances on loans; and c) continued elevated levels in nonperforming assets, also on an average basis.

The following table details the average balance of interest-earning assets and interest-bearing liabilities, the amount of interest earned and paid, and the average yields and rates realized for three months ended March 31, 2012 and 2011. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Loan average balances include loans on nonaccrual status. Other interest-earning assets include interest-bearing deposits in other banks, federal funds sold and FHLB stock. Interest-bearing demand deposits includes NOW and money market accounts.

	2012			2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
For the Quarters Ended March 31,	Balance	Expense	Rate	Balance	Expense	Rate
(Dollars in thousands)
Interest-earning assets:
Loans	$198,391	$2,833	5.74%	$240,554	$3,424	5.77%
Taxable securities	73,878	494	2.69%	63,442	455	2.91%
Nontaxable securities	10,683	167	6.27%	13,231	217	6.65%
Other interest-earning assets	98,154	54	0.22%	80,173	51	0.26%

Total interest-earning assets	381,106	3,548	3.74%	397,400	4,147	4.24%

Interest-bearing liabilities:
Interest-bearing demand deposits	$126,388	$115	0.37%	$132,997	$186	0.57%
Savings deposits	58,983	53	0.36%	55,272	77	0.56%
Time deposits	115,473	336	1.17%	136,115	655	1.95%
FHLB advances	5,000	32	2.57%	5,000	32	2.60%
Other short-term borrowings	—	—	0.00%	728	—	0.00%

Total interest-bearing liabilities	305,844	536	0.70%	330,112	950	1.17%

Excess of interest-earning assets over interest-bearing liabilities	$75,262			$67,288

Interest rate spread			3.04%			3.07%

Net interest income		$3,012			$3,197

Net interest margin			3.18%			3.26%

The following table shows a summary of the changes in interest income and interest expense on a fully taxable-equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities. The change in interest attributable to rate has been determined by applying the change in rate between periods to average balances outstanding in the later period. The change in interest due to volume has been determined by applying the rate from the earlier period to the change in average balances outstanding between periods. Thus, changes that are not solely due to volume have been consistently attributed to rate.

	2012 vs. 2011
	Increase	Changes Due To
For the Quarters Ended March 31,	(Decrease)	Rate	Volume
(Dollars in thousands)
Increase (decrease) in income from interest-earning assets:
Loans	$(591)	$14	$(605)
Taxable securities	39	(36)	75
Nontaxable securities	(50)	(8)	(42)
Other interest-earning assets	3	(9)	12

Total interest income	(599)	(39)	(560)

Increase (decrease) in expense from interest-bearing liabilities:
Interest-bearing demand deposits	(71)	(62)	(9)
Savings deposits	(24)	(29)	5
Time deposits	(319)	(219)	(100)
FHLB advances	—	—	—
Other short-term borrowings	—	—	—

Total interest expense	(414)	(310)	(104)

Net interest income	$(185)	$271	$(456)

The decline in interest income is due primarily to declines in the volume of loans outstanding and the yield on taxable investment securities for the three months ended March 31, 2012 compared to 2011. The decline in interest expense is due primarily to declines in rates paid on deposits and the volume of time deposits outstanding.

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

For the three months ended March 31, 2012, we recorded $600,000 as a provision for loan losses, a 9.1% decrease compared to the $660,000 provision for loan losses recorded during the same period in 2011. In first quarter of 2012, we recorded $865,000 in net charge-offs (or an annualized 1.75% of average loans), a decrease compared to $2,206,000 in net charge-offs (or an annualized 3.67% of average loans) during the same period in 2011. The changes in the provision for loan losses are discussed in more detail in the “Financial Condition” section of this Analysis.

Noninterest Income

Total noninterest income decreased $3,000 (or 0.3%) in the first three months of 2012 compared to 2011. The following table summarizes the key components of noninterest income during the first quarter of the last two years.

For the quarters ended March 31,	2012	Percentage Change 2012 vs. 2011	2011
(Dollars in thousands)
Routine service charges on deposit accounts	$200	-2.4%	$204
Return check and other charges on deposit accounts	328	-5.3%	346
Net loss on sales of investment securities	(11)	-40.3%	(18)
Commissions, insurance products	12	-31.7%	18
Mortgage origination fees	12	222.6%	4
Bank card and credit card fees	164	9.8%	150
Earnings on bank-owned life insurance	59	1.4%	58
Other noninterest income	103	-4.4%	108

Total noninterest income	$867	-0.3%	$870

Noninterest income as a percentage of average assets (annualized)	0.84%		0.81%

Deposit service charge fee income declined 2.4% in 2012 due to a decline in the aggregate number of active demand deposit accounts and an increase in collected balances maintained in demand deposit accounts that avoid a monthly fee.

A 4.6% decline in transaction volume of return checks and overdrafts on deposit accounts was the main factor in the 5.3% decline in fees in 2012.

Fee income for credit life insurance sales decreased 31.7% in 2012 due to a decline in new consumer loan volume.

Fee income on mortgage originations increased in 2012 due to an increase in volume of mortgage loan originations.

Fees earned on bank card and credit card activity increased 9.8% in 2012 due to an increase in volume of card transactions and a change in vendors that allowed us to earn more per card transaction than in prior years. However, due to recent regulatory restrictions on card transaction fees enacted by the Dodd-Frank Act, we expect to see a decline in card fee income going forward.

Earnings on bank-owned life insurance increased 1.4% in 2012 as a result of a higher rate of return on these policies compared to the first quarter of 2011.

Noninterest Expense

Noninterest expense increased $335,000 (or 10.3%) in the first three months of 2012 compared to the same period in 2011. Excluding the net (gain) loss on sales of assets and write-downs on other real estate, noninterest expense decreased $11,000 (or 0.4%) as we focused our efforts on cost savings initiatives and operational efficiencies. The following table summarizes the key components of noninterest expense during the first quarter of the last two years.

For the quarters ended March 31,	2012	Percentage Change 2012 vs. 2011	2011
(Dollars in thousands)
Salaries and wages	$1,326	3.1%	$1,287
Employee benefits	382	-3.3%	396
Net occupancy expense of premises	271	-2.1%	277
Furniture, equipment and computer expense	367	9.1%	336
Net (gain) loss on sales of assets	16	-170.9%	(22)
Write-downs on other real estate	470	191.6%	161
FDIC insurance	138	-35.4%	214
Legal and accounting fees	92	-12.8%	106
Taxes and insurance expense	26	-13.4%	30
Director and committee fees	27	-0.2%	27
Advertising, marketing and supplies	41	-19.2%	51
Postage and courier expense	64	-5.9%	68
Service charges and fees	129	-4.0%	134
Other real estate and repossessed asset expense	93	78.2%	52
Other operational losses	28	26.2%	22
Other noninterest expense	130	3.0%	126

Total noninterest expense	$3,600	10.3%	$3,265

Noninterest expense as a percentage of average assets (annualized)	3.47%		3.05%

Combined, salaries and employee benefits increased $25,000 (or 1.5%) in 2012 compared to 2011. The increase is due in part to a 2.1% increase in the employee workforce from 140 at March 31, 2011 to 143 at March 31, 2012 offset, in part, to a decrease in employee benefits costs. The Company has not provided annual salary increases for its employees since 2009.

Combined, net occupancy, furniture and equipment expenses increased $25,000 (or 4.1%) in 2012 compared to 2011. Using the half-year convention, the Company recognized the final half-year’s amortization on its core banking system and depreciation of furniture and fixtures on the 2005 Darien office remodel in the first quarter of 2012. This amounted to $15,000 more than the amount amortized on the system in the first quarter of 2011.

The expense for FDIC insurance decreased $76,000 (or 35.4%) in 2012 compared to 2011. The decrease is due to a change in the FDIC assessment calculation methodology. The FDIC changed the assessment base from total deposits to total assets net of Tier 1 capital. This change resulted in a lower quarterly assessment for the Bank.

Legal and accounting fees decreased $14,000 (or 12.8%) in 2012 compared to 2011. The Company’s expenses were higher in this area in the first quarter of 2011 due to its use of consultants for special projects and collection litigation.

Other real estate and repossessed asset expense increased $41,000 (or 78.2%) in 2012 compared to 2011 due to the increased level of foreclosed real estate owned by the Company. These expenses include property taxes, repairs and maintenance, insurance and appraisal costs.

Other operation losses increased $6,000 (or 26.2%) in 2012 compared to 2011 due primarily to an increase in losses incurred on fraudulent debit card transactions on customer accounts.

Income Taxes

The Company did not record an income tax expense or benefit in the first quarter of 2012 or 2011 due to the amount of its tax loss carryforwards. Until we return to a period of sustained profitability, we will not record income tax expense or benefits or deferred tax assets or liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is managed to ensure sufficient cash flow to satisfy demands for credit, deposit withdrawals, and other corporate needs. Liquidity is vital to any financial institution and its importance cannot be overstated, particularly during periods of economic crisis. Overall liquidity position is determined by the types of assets, and their duration, on the statements of condition; encumbrances; borrowing capacity from customer deposits or other sources; and retained earnings. In short, assets, predominantly loans and investment securities, are funded by customer deposits, borrowed funds, and retained earnings. In the last few years, in an effort to remain more liquid through the economic recession and subsequent tepid recovery, we increased our holdings in cash and cash equivalents. Cash and cash equivalents, which comprise cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, represented 26.6% and 23.7% of total assets at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012, our ratio of short-term investments (defined as the sum of interest-bearing deposits in other banks (excluding $5.0 million pledged to the FHLB), federal funds sold, and investment securities maturing within one year) to total assets was 23.8%. It is our policy to maintain a ratio of short-term investments to total assets of at least 5%. At March 31, 2012, our liquidity position, which is an internally-calculated ratio of short-term funds available to short-term and potentially volatile liabilities, was 43.5% and our net noncore funding dependency ratio, which is the difference between regulatory defined non-core liabilities and short-term investments, divided by long-term assets, was -33.8%. Our liquidity and funding policy provides that we maintain a liquidity position of greater than or equal to 20% and a net noncore funding dependency ratio of less than or equal to 25%.

Cash flows from the loan and securities portfolios represent important components of the Company’s overall liquidity position. At March 31, 2012, approximately $66.54 million in loans and investment securities (at amortized cost) were contractually scheduled to mature within the next twelve months. The actual cash flows from loans and investment securities can vary significantly from contractual maturities. Loans are subject to refinancing, prepayment or even default. Investment securities, especially mortgage-backed securities and SBA securities, have prepayment and call provisions that result in cash flows earlier than the contractual maturities. The scheduled and unscheduled payments from mortgage-backed securities and SBA securities are estimated to provide an additional $22.71 million in cash flows over the next twelve months.

If necessary, we have the ability to sell a portion of our unpledged investment securities to provide additional liquidity. At March 31, 2012, approximately $60.30 million (or 70.8%) of our securities portfolio was pledged to secure public deposits and certain borrowing arrangements. However, when adjusted for over-pledging due to cyclical variations in public deposits and contingency pledging to the Federal Reserve Bank discount window, approximately $8.92 million of the securities pledged was unencumbered at March 31, 2012. The entities to which the excess collateral is pledged have no legal claim on such collateral unless amounts are owed under other obligations.

We have long benefited from a relatively large, stable deposit base. Customer-based core deposits, traditionally our largest and most cost-effective source of funding, includes our demand and savings deposits and time deposits with balances of $250,000 or less. Core deposits funded 84.9% of total assets at March 31, 2012.

We currently do not accept brokered deposits or other out-of-market deposits. Alternative sources of funding have traditionally encompassed U.S. Treasury demand notes, Federal Reserve discount window borrowings, federal funds purchased, and FHLB advances. At March 31, 2012, the outstanding balance of these alternative sources of funding totaled $5.00 million, or 1.2% of total assets.

The Company has also historically generated net cash flows from operations. For the quarter ended March 31, 2012, net cash provided by operating activities amounted to $1.05 million compared to $1.29 million during the same period in 2011. The consolidated statements of cash flows within Item 1 of this Report provide a summary of cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2012 and 2011.

In the third quarter of 2009, the FDIC announced a plan to restore its Deposit Insurance Fund balances depleted as a result of recent bank failures. The restoration plan required all FDIC-insured banks to prepay their risk-based assessments for the years 2010, 2011, and 2012. The assessments, usually due quarterly, were instead estimated for the three future years and paid prior to December 31, 2009. We paid our required assessment on December 29, 2009 and concurrently recorded a prepaid asset within other assets on the consolidated statements of condition. This prepaid asset totaled $413,000 at March 31, 2012. Any differences between the prepaid and actual amounts due each quarter will be funded using existing available liquidity.

Commitments of Capital

At March 31, 2012, there were no binding commitments for material capital expenditures.

Shareholders’ Equity

We are required to comply with capital adequacy standards established by our federal and state bank regulatory agencies. At March 31, 2012, the Bank had the requisite capital level to qualify as “well capitalized” under the regulatory framework for prompt corrective action. Refer to sections titled “Capital Adequacy” and “Prompt Corrective Action” under the caption “Supervision and Regulation” in Item 1 of our Annual report on Form 10-K for the year ended December 31, 2011 for more information on the regulatory capital adequacy standards. The following table summarizes our consolidated regulatory capital ratios at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011	Minimum Regulatory Requirement
Total capital to risk-weighted assets	18.11%	17.63%	8.00%
Tier 1 capital to risk-weighted assets	16.84%	16.37%	4.00%
Tier 1 capital to average assets	9.40%	9.70%	4.00%

Shareholders’ equity represented 9.50% of total assets at March 31, 2012, a decrease compared to 9.63% at December 31, 2011. Total shareholders’ equity decreased $140,000 (or 0.4%) since the end of 2011. This decrease is primarily the result of our net loss of $389,000 offset in part by a $240,000 increase in accumulated other comprehensive gains.

In July 2010, our Board of Directors voted to suspend dividends and treasury stock purchases until our operating performance improved and credit losses abated. Regulatory approval will be required prior to payment of future dividends or treasury stock purchases. Accordingly, we did not declare a dividend or purchase treasury stock in 2011 or the first quarter of 2012.

On April 20, 2012, we filed Form 15 with the SEC to deregister our stock and suspend our duty to file periodic reports with the SEC. As an Exchange Act filer, the regulatory burden is extensive. For a small reporting company like us, the cost of compliance with these regulations, in terms of management time, legal and accounting fees and other costs, is significant. We estimate this compliance cost to be approximately $120,000 per year. We believe deregistration will benefit our shareholders by allowing us to eliminate costs incurred to satisfy the disclosure, reporting and compliance requirements of an SEC registrant.

We expect the deregistration of our stock and the duty to continue to file periodic reports with the SEC to be effective by July 30, 2012. After deregistration, we expect our stock will continue to be traded through a network of broker-dealer firms “over-the-counter” (“OTC”) as an OTC stock. Shareholders should be able to look up trade information on our stock using our “SEBC” stock symbol on the OTC Bulletin Board website at www.otcbb.com.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and the related disclosures in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that our determination of the allowance for loan losses, the fair value of assets and the accounting for income taxes affect our most significant judgments and estimates used in the preparation of our consolidated financial statements. Our accounting policies are described in detail in the Notes to our Consolidated Financial Statements provided in Form 10-K for the year ended December 31, 2011. The following is a brief description of our critical accounting policies involving significant management valuation judgment.

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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that have had a material impact on our earnings or financial condition as of or for the quarter ended March 31, 2012. For more detailed disclosure on recent accounting developments, see Note 1 to the Consolidated Financial Statements included in Item 1 of this Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk”. The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. Fluctuations in interest rates may result in changes in the fair market value of our financial instruments, cash flows, and net interest income. We have an asset/liability committee that periodically reviews our exposure to interest rate risk and formulates strategies based on acceptable levels of interest rate risk. The overall objective of this process is to optimize our financial position, liquidity, and net interest income, while limiting volatility to net interest income from changes in interest rates.

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

As of March 31, 2012, the simulation model projected net interest income would increase 7.6% over the next year if market rates immediately rose by 200 basis points and the model projected net interest income would decrease 0.3% over the next year if market rates immediately fell by 100 basis points. As summarized in the following table, the model projects that our earnings will increase as rates rise and decrease if rates drop.

	12-Month Horizon			24-Month Horizon
Market Rate Change	Gradual	Immediate	Policy Limit	Gradual	Immediate	Policy Limit
+400 basis points	14.2%	25.3%	-25.0%	16.1%	20.9%	-30.0%
+300 basis points	9.5%	16.3%	-20.0%	10.1%	12.8%	-25.0%
+200 basis points	5.4%	7.6%	-15.0%	4.6%	5.0%	-20.0%
+100 basis points	2.2%	2.4%	-10.0%	1.0%	0.7%	-15.0%
-100 basis points	-0.2%	-0.3%	-10.0%	0.3%	-0.2%	-15.0%

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

We have not utilized interest rate swaps, financial options, financial futures contracts, or other off-balance sheet derivative financial instruments to hedge interest rate, cash flow and market risks.

Impact of Inflation

The effects of inflation on the local economy and our operating results have been relatively modest the last several years. Since substantially all of our assets and liabilities, including cash, securities, loans, and deposits, are monetary in nature, their values are less sensitive to the effects of inflation than to changing interest rates. As discussed in other parts to Item 3 of this Report, we attempt to control the impact of interest rate fluctuations by managing the relationship between our rate sensitive assets and liabilities.

Item 4.	Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that review and evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of the end of the period covered by this Report in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There were no material changes to the Company’s risk factors during the first three months of 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On April 20, 2012, the Company filed Form 15 with the SEC to deregister its common stock and suspend its duty to file periodic reports with the SEC. The Company is relying on Section 12(g)(4) of the Securities Exchange Act of 1934, as amended by the Jumpstart Our Business Startups Act, to terminate the registration of its common stock and its duty to file reports with respect to the common stock. The Company’s registration will be terminated 90 days after the filing of the Form 15 which will be on July 30, 2012.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of Treasurer.

32	Section 1350 Certification of CEO and Treasurer.

101	Interactive Data File.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHEASTERN BANKING CORPORATION
(Registrant)

By:	/s/ DONALD J. TORBERT, JR.
Donald J. Torbert, Jr., Treasurer
(Principal Accounting Officer)

Date:	May 15, 2012